Form 10-K
period 1994-01-29
DILLARD DEPARTMENT STORES INC
filed 1994-04-29
CIK 28917

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 29, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _________________.

Commission file number 1-6140

                      DILLARD DEPARTMENT STORES, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                      71-0388071
            (State or other                 (IRS Employer
jurisdiction of incorporation or organization) Identification Number)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS    72201
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (501) 376-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class               Name of each exchange on which registered
Class A Common Stock                         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                    None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    x     No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

State the aggregate market value of the voting stock held by non-affiliates
of the Registrant as of March 31, 1994:   $3,533,984,111

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1994:
     Class A Common Stock, no par value               108,974,658
     Class B Common Stock, no par value                 4,017,061

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the fiscal year ended January 29, 1994 (the "Report") are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1994 (the "Proxy Statement") are incorporated by reference into
Part III.

                                  PART I

ITEM 1.  BUSINESS.

General

Dillard Department Stores, Inc. ("Company" or "Registrant") is an outgrowth of a department store originally founded in 1938 by William Dillard. The Company was incorporated in Delaware in 1964. The Company operates retail department stores located primarily in the southwest, southeast and midwest.

The department store business is highly competitive. The Company has several competitors on a national and regional level as well as numerous competitors on a local level. Many factors enter into competition for the consumer's patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company's earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

For additional information with respect to the Registrant's business, reference is made to information contained on page 1, inside front cover under the heading "States with Stores", and Note 2, "Notes to Consolidated Financial Statements," on pages 31 and 32 of the Report, which information is incorporated herein by reference.



     Executive Officers of the Registrant

The following table lists the names and ages of all Executive Officers of the Registrant, the nature of any family relationship between them, and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the Registrant for more than five years.

Name                Age  Position and Office      Family Relationships

William Dillard     79   Chairman of the Board;   Father of William
                         Chief Executive Officer  Dillard, II, Drue
                                                  Corbusier, Alex
                                                  Dillard and Mike
                                                  Dillard

William Dillard, II 49   Director; President      Son of
                         & Chief Operating        William Dillard
                         Officer

Alex Dillard        44   Director; Executive      Son of
                         Vice President           William Dillard

Mike Dillard        42   Director; Executive      Son of
                         Vice President           William Dillard

W. R. Appleby       73   Vice President           None

Donald C. Bradley   59   Vice President           None

G. Kent Burnett     49   Vice President           None

Drue Corbusier      47   Vice President           Daughter of
                                                  William Dillard

James E. Darr, Jr.  50   Vice President,          None
                         Secretary and General
                         Counsel

Laurence J. Donoghue54   Vice President           None

David M. Doub       47   Vice President           None

John A. Franzke     62   Vice President           None

James I. Freeman    44   Director, Vice           None
                         President, Chief
                         Financial Officer

Randal L. Hankins   43   Vice President           None

T. R. Gastman       64   Vice President           None

Bernard Goldstein   61   Vice President           None

Roy J. Grimes       56   Vice President           None

Charles K. Moore    53   Vice President           None

Harry D. Passow     54   Vice President           None

ITEM 2.  PROPERTIES.

All of the Registrant's stores are owned or leased from a wholly-owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based upon a percentage of net sales with a guaranteed minimum annual rent, while the lease terms between the Registrant and its wholly-owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to these leases. At year end there were 227 stores in operation with gross square footage of 34,900,000. The gross square footage of owned properties was 22,700,000. For additional information with respect to the Registrant's properties and leases, reference is made to information contained on the inside front cover under the heading "States with Stores", and Notes 4, 9 and 10, "Notes to Consolidated Financial Statements," on pages 32, 33, 35 and 36 of the Report, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has no material legal proceedings pending against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained on page 37 of the Report, which information is incorporated herein by reference. As of March 31, 1994, there were 7,428 record holders of the Company's Class A Common Stock and 8 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Reference is made to information under the heading "Table of Selected Financial Data" on the inside front cover foldout and Note 2, "Notes to Consolidated Financial Statements," on pages 31 and 32 of the Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 22 through 24, Note 1, under the heading "Recent Accounting Pronouncements," "Notes to Consolidated Financial Statements," on page 31, and Note 2, "Notes to Consolidated Financial Statements," on pages 31 and 32 of the Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and notes thereto included on pages 25 through 36 of the Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.   Directors of the Registrant.

Reference is made to the information on page 5 under the caption "Nominees for Election as Directors," pages 6 and 7, and the information under the caption "Compliance with Section 16(a) of The Securities Exchange Act of 1934" on page 12 of the Proxy Statement, which information is incorporated herein by reference.


B.   Executive Officers of the Registrant.

Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant." Reference additionally is made to the information under the caption "Compliance with Section 16(a) of The Securities Exchange Act of 1934" on page 12 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Reference is made to the information on pages 8 through 11 of the Proxy Statement with respect to executive compensation and compensation of directors, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information on page 3 under the caption "Principal Holders of Voting Securities" and page 5 under the caption "Nominees for Election as Directors" continuing through footnote 11 on page 7 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information under the caption "Certain Relationships and Transactions" on pages 11 and 12 of the Proxy Statement and to the information regarding Mr. Davis under the caption "Compensation Committee Interlocks and Insider Participation" on page 10 of the Proxy Statement, which information is incorporated herein by reference.



                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)    Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries are incorporated in Item 8 herein by reference to the Report:

     Consolidated Balance Sheets - January 29, 1994 and January 30, 1993 Consolidated Statements of Income - Fiscal years ended January 29,1994,
          January 30, 1993 and February 1, 1992
     Consolidated Statements of Stockholders' Equity - Fiscal years ended
          January 29, 1994, January 30, 1993 and February 1, 1992 Consolidated Statements of Cash Flows - Fiscal years ended January 29,
          1994, January 30, 1993 and February 1, 1992
     Notes to Consolidated Financial Statements - Fiscal years ended
          January 29, 1994, January 30, 1993 and February 1, 1992

     (a)(2)    Financial Statement Schedules

The following consolidated financial statement schedules of Dillard Department Stores, Inc. and its consolidated subsidiaries are filed pursuant to Item 14(d) (these schedules appear immediately following the signature page):

     Schedule V - Property, Plant and Equipment
     Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
     Schedule VIII - Valuation and Qualifying Accounts
     Schedule IX - Short-Term Borrowings
     Schedule X - Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3)    Exhibits and Management Compensatory Plans
               Exhibits

The following exhibits are filed pursuant to Item 14(c):

Number    Description

* 3(a) Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).
* 3(b) By-Laws as currently in effect (Exhibit 3(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a) Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).
* 4(b) Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).
* 4(c) Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).
* 4(d) Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit
          4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).
* 4(e) Indenture between Dillard Investment Co., Inc. and Chemical Bank, Trustee, dated as of April 15, 1987, as supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in 33-25113).
*10(a) Retirement Contract of William Dillard dated October 17, 1990 (Exhibit (10) to Form 10-K for the fiscal year ended February 2,
1991 in 1-6140)
*10(b) 1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140).
 10(c)    Corporate Officers Non-Qualified Pension Plan.
 11       Statement Re:  Computation of Per Share Earnings
 12       Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 13       Annual Stockholders Report for the fiscal year ended January 29,
          1994
 21       Subsidiaries of the Registrant
 23       Consent of Independent Auditors
 99 Form 11-K for the year ended December 31, 1993, Dillard Department Stores, Inc. Retirement Plan
____________
* Incorporated herein by reference as indicated.

Management Compensatory Plans

Listed below are the management contracts and compensatory plans which are required to be filed as exhibits pursuant to Item 14(c):

          Retirement Contract of William Dillard dated October 17, 1990. 1990 Incentive and Nonqualified Stock Option Plan.
          Corporate Officers Non-Qualified Pension Plan.

          (b)  Reports on Form 8-K filed during the fourth quarter:

                None

          (c)  Exhibits

               See the response to Item 14(a)(3).

          (d)  Financial statement schedules

               See the response to Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Dillard Department Stores, Inc.
                                  Registrant

4/28/94                    /s/ James I. Freeman
Date                     James I. Freeman, Vice President and
                              Chief Financial Officer
                       (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 /s/ William Dillard                     /s/ Calvin N. Clyde Jr.
William Dillard                         Calvin N. Clyde, Jr.
Chairman and Chief Executive            Director
 Officer (Principal Executive
 Officer)

 /s/ Robert C. Connor                    /s/ Will D. Davis
Robert C. Connor                        Will D. Davis
Director                                Director

 /s/ Alex Dillard                        /s/ Mike Dillard
Alex Dillard                            Mike Dillard
Executive Vice President                Executive Vice President and
Director                                and Director

 /s/ William Dillard II                  /s/ James I. Freeman
William Dillard, II                     James I. Freeman
President and Chief Operating           Vice President, Chief Officer and
Director                                Financial Officer and Director

                                         /s/ John Paul Hammerschmidt
Herschel H. Friday                      John Paul Hammerschmidt
Director                                Director

                                         /s/ J. M. Hessels
William B. Harrison, Jr.                J. M. Hessels
Director                                Director

 /s/ John H. Johnson                     /s/ E. Ray Kemp
John H. Johnson                         E. Ray Kemp
Director                                Director

 /s/ B. Finley Vinson
B. Finley Vinson
Director                                4/28/94
                                        Date

                              SCHEDULE V - PROPERTY , PLANT AND EQUIPMENT

                             DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                      (DOLLAR AMOUNTS IN THOUSANDS)

                 COL. A                    COL. B     COL. C         COL. D      COL. E          COL. F
                                          Balance                             Other Changes      Balance
                                        at Beginning Additions                Add (Deduct)       at End
CLASSIFICATION                           of Period    at Cost      Retirements  Describe        of Period
Year ended January 29, 1994:
  Land and land improvements                 45,950        (75)(1)                  (1,302)(6)     44,573

  Buildings and leasehold improvements      966,730     55,362 (2)                  69,825 (7)  1,162,120
                                                                                    65,370 (5)
                                                                                     4,833 (6)

  Furniture, fixtures and equipment       1,320,793    213,481 (3)                  (3,531)(6)  1,583,381
                                                                                    52,638 (7)

  Buildings under construction               31,420     47,927 (4)                 (65,370)(5)     13,977


                                          2,364,893    316,695                     122,463      2,804,051
  Buildings under capital leases             53,799                                  5,209 (7)     59,008

                                          2,418,692    316,695                     127,672      2,863,059



(1) Refund on the Cost of property accquired by the city of Olathe, Kansas
(2) Cost of additions to stores.
(3) Cost of furniture, fixtures and equipment in connection with the stores discussed in (2) above, the cost of furniture and fixtures in connection with the expansion and remodel of ten stores, and general replacement of existing furniture, fixtures and equipment.
(4) Construction work on ten stores opened in 1993,  nine stores to open in 1994.
(5) Transferring the cost of new stores .
(6) Reclass of assets
(7) Write-up of fixed assets in connection with application of FASB #109, "Accounting for Income Taxes".

Note: The annual provisions for depreciation and amortization have been computed principally over the following      ranges of lives
      ranges of lives for each of the three years presented:
              Buildings and leasehold improvements             10 to 40 years
              Furniture, fixtures and equipment                 3 to 10 years
              Buildings under capital leases                   20 to 30 years


                              SCHEDULE V - PROPERTY , PLANT AND EQUIPMENT

                             DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                      (DOLLAR AMOUNTS IN THOUSANDS)

                COL. A                    COL. B      COL. C          COL. D      COL. E           COL. F
                                         Balance                               Other Changes      Balance
                                       at Beginning  Additions                 Add (Deduct)        at End
CLASSIFICATION                           of Period    at Cost      Retirements   Describe        of Period
Year ended January 30, 1993:
  Land and land improvements                 35,875                                  10,075 (1)      45,950
  Buildings and leasehold improvements      780,594     68,386 (2)       3,000       83,156 (1)     966,730
                                                                                     37,594 (5)

  Furniture, fixtures and equipment       1,033,888    214,358 (3)       2,554       75,101 (1)   1,320,793
  Buildings under construction                6,960     61,306 (4)                      748 (1)      31,420
                                                                                    (37,594)(5)

                                          1,857,317    344,050           5,554      169,080       2,364,893
  Buildings under capital leases             39,707                                  14,092 (1)      53,799

                                          1,897,024    344,050           5,554      183,172       2,418,692


(1) Cost of property, plant and equipment accquired from the Higbee Company.

(2) Cost of additions to stores.

(3) Cost of furniture, fixtures and equipment in connection with the stores discussed in (2) above, the cost of furniture and fixtures in connection with the expansion and remodel of twelve stores, and general replacement of existing furniture, fixtures and equipment.

(4) Construction work on twelve stores opened in 1992,  ten stores to open in 1993.

(5) Transferring the cost of new stores.

Note: The annual provisions for depreciation and amortization have been computed principally over the following ranges of lives for each of the three years presented:

              Buildings and leasehold improvements             10 to 40 years
              Furniture, fixtures and equipment                 3 to 10 years
              Buildings under capital leases                   20 to 30 years




                              SCHEDULE V - PROPERTY , PLANT AND EQUIPMENT

                             DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                      (DOLLAR AMOUNTS IN THOUSANDS)

                COL. A                    COL. B     COL. C         COL. D      COL. E          COL. F
                                         Balance                             Other Changes      Balance
                                       at Beginning Additions                Add (Deduct)       at End
CLASSIFICATION                           of Period   at Cost     Retirements   Describe        of Period
Year ended February 1, 1992:
  Land and land improvements                 35,013    1,362 (1)         500            0         35,875
  Buildings and leasehold improvements      609,319   55,856 (2)       1,030      116,449 (5)    780,594
  Furniture, fixtures and equipment         822,362  227,443 (3)      15,917            0      1,033,888
  Buildings under construction               38,827   84,582 (4)                 (116,449)(5)      6,960

                                          1,505,521  369,243          17,447            0      1,857,317
  Buildings under capital leases             39,707        0               0            0         39,707

                                          1,545,228  369,243          17,447            0      1,897,025



(1) Cost of land and land improvements for exisiting stores.

(2) Cost of seven store buildings acquired from Maison Blanche and additions to other stores.

(3) Cost of furniture, fixtures and equipment in connection with the stores discussed in (2) above, the cost of furniture and fixtures in connection with the expansion and remodel of five stores, and general replacement of existing furniture, fixtures and equipment.

(4) Construction work on ten new stores opened in 1991,  four new stores to open in 1992, and the expansion of five stores in 1992.

(5) Transferring the cost of ten new stores and the Phoenix distribuition center.

Note: The annual provisions for depreciation and amortization have been computed principally over the following ranges of lives for each of the three years presented:

              Buildings and leasehold improvements           10 to 40 years
              Furniture, fixtures and equipment               3 to 10 years
              Buildings under capital leases                 20 to 30 years



                                  SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                                   AMORITIZATION OF PROPERTY, PLANT, AND EQUIPMENT

                                   DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            ( DOLLAR AMOUNTS IN THOUSANDS)
                  COL. A                     COL. B      COL. C      COL. D      COL. E          COL. F

                                            Balance    Additions              Other Changes     Balance
                                          at Beginning  Charged               Add (Deduct)       at End
              CLASSIFICATION               of Period    at Cost   Retirements   Describe       of Period
Year Ended January 29, 1994:
     Furniture, fixtures and equipment        552,730     138,454                   26,200 (2)    717,384

     Buildings and leasehold improvements     149,982      32,344                   12,286 (2)    194,612
                                              702,712     170,798           0       38,486        911,996

     Buildings under capital leases            27,298       2,295                                  29,593

                                              730,010     173,093           0       38,486        941,589

Year Ended January 30, 1993:
     Furniture, fixtures and equipment        424,286     107,169       3,638       24,913 (1)    552,730

     Buildings and leasehold improvements     115,004      26,643         217        8,552 (1)    149,982
                                              539,290     133,812       3,855       33,465        702,712

     Buildings under capital leases            19,300       1,909                    6,089 (1)     27,298

                                              558,590     135,721       3,855       39,554        730,010

Year Ended February 1, 1992:
     Furniture, fixtures and equipment        345,027      90,053      10,793                     424,287

     Buildings and leasehold improvements      93,932      21,071                                 115,003
                                              438,959     111,124      10,793            0        539,290

     Buildings under capital leases            17,517       1,783                                  19,300

                                              456,476     112,907      10,793            0        558,590

(1)  Accumulated depreciation of the Higbee Company and trucks acquired from FWC.

(2)  Write-up of fixed assets in connection with application of FASB #109, "Accounting for Income Taxes".




                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                        (DOLLAR AMOUNTS IN THOUSANDS)
                                            ADDITIONS
                         BALANCE     CHARGED TO     CHARGED TO                       BALANCE
                      AT BEGINNING    COST AND    OTHER ACCOUNTS    DEDUCTIONS -      AT END
DESCRIPTION             OF PERIOD     EXPENSES       DESCRIBE         DESCRIBE      OF PERIOD

Allowance for losses on accounts
receivable:

Year ended
   January 29, 1994:       $15,790         43,036                        43,612 (2)    $15,214

Year ended
   January 30, 1993:       $15,812         45,556          2,511 (1)     48,089 (2)    $15,790

Year ended
   February 1, 1992:       $12,036         44,198                        40,422 (2)    $15,811



(1)   Represents the allowance for losses on accounts acquired.

(2)   Accounts written off and charged to allowance for losses on accounts receivable
      (net of recoveries).


                            SCHEDULE IX - SHORT-TERM BORROWINGS
                     DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                            (DOLLAR AMOUNTS IN THOUSANDS)

COL. A             COL.B.       COL. C.      COL. D.         COL. E.         COL. F.


Category of                  Weighted   Maximum Amount  Average Amount   Weighted Average
Aggregate        Balance      Average     Outstanding     Outstanding     Interest Rate
Short - Term      at End      Interest     During the      During the      During the
Borrowings       of Period       Rate         Period        Period (2)      Period (3)

Year Ended
January 29,1994:
Commercial Paper  $145,276 (1)  3.06%         $383,100        $138,188       3.17%

Year Ended
January 30, 1993:
Commercial Paper   $56,621 (1)  3.41%         $345,780        $208,500       3.62%

Year Ended
February 1, 1992:
Commercial Paper  $240,303 (1)  4.01%         $323,800        $146,238       5.40%


(1) Liability is recored by Dillard Investment Co., Inc., net of related issue discount.
    Commercial paper matures forty-five days from date of issue.

(2) The average amount outstanding during the period was computed on a weighted average based on the number of days outstanding.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.





                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                    (DOLLAR AMOUNTS IN THOUSANDS)


Col A.                                     Col B.

                               Charged to Costs and Expenses
                       Year Ended        Year Ended         Year Ended
     ITEM           January 29, 1994  January 30, 1993   February 1, 1992

  Advertising           $144,603          $134,542           $123,311



Amounts for all other expenses required for this schedule are not presented as such amounts are less than 1% of total sales and revenues or are disclosed in the consolidated income statement.


                               EXHIBIT INDEX

Number    Description

* 3(a) Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).
* 3(b) By-Laws as currently in effect. (Exhibit 3(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a) Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).
* 4(b) Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).
* 4(c) Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).
* 4(d) Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit
          4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).
* 4(e) Indenture between Dillard Investment Co., Inc. and Chemical Bank, Trustee, dated as of April 15, 1987, as supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in 33-25113).
*10(a) Retirement Contract of William Dillard dated October 17, 1990 (Exhibit (10) to Form 10-K for the fiscal year ended February 2, 1991 in 1-6140)
*10(b) 1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140).
 10(c)    Corporate Officers Non-Qualified Pension Plan.
 11       Statement Re:  Computation of Per Share Earnings
 12       Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 13       Annual Stockholders Report for the fiscal year ended January 29,
          1994
 21       Subsidiaries of the Registrant
 23       Consent of Independent Auditors
 99 Form 11-K for the year ended December 31, 1993, Dillard Department Stores, Inc. Retirement Plan
____________
* Incorporated herein by reference as indicated.