Form 10-Q
period 1994-04-30
DILLARD DEPARTMENT STORES INC
filed 1994-06-13
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1994
                                   OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the transition period from                to          .

Commission file number 1-6140


                   DILLARD DEPARTMENT STORES, INC.
        (Exact name of registrant as specified in its charter)

                    DELAWARE             71-0388071
             (State or other                (IRS Employer
             jurisdiction of incorporation   Identification Number)
             organization)

           1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
                (Address of principal executive offices)
                             (Zip Code)

                          (501) 376-5200
           (Registrant's telephone number, including area code)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of April 30, 1994                 108,974,658
CLASS B COMMON STOCK as of April 30, 1994                   4,017,061


                                  PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)
                                        April 30    January 29      May 1
                                          1994         1994         1993
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $49,619      $51,244      $50,803
  Trade accounts receivable             1,031,967    1,096,530    1,020,853
  Merchandise inventories               1,480,884    1,299,944    1,378,940
  Other current assets                      5,086        8,976        2,841
        TOTAL CURRENT ASSETS            2,567,556    2,456,694    2,453,437

INVESTMENTS AND OTHER ASSETS               68,038       52,110       57,735
PROPERTY AND EQUIPMENT, NET             1,874,578    1,878,077    1,753,583
CONSTRUCTION IN PROGRESS                   19,293       13,977       16,900
BUILDINGS UNDER CAPITAL LEASES             24,788       29,416       31,189

                                       $4,554,253   $4,430,274   $4,312,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and
     accrued expenses                    $633,105     $529,475     $569,766
  Commercial paper                        137,124      145,276      160,035
  Federal and state income taxes           46,036       54,011       45,129
  Current portion of long-term debt        65,082       65,061       55,517
  Current portion of capital lease
     obligations                            2,060        2,242        2,110
        TOTAL CURRENT LIABILITIES         883,407      796,065      832,557

LONG-TERM DEBT                          1,236,616    1,238,293    1,319,514

CAPITAL LEASE OBLIGATIONS                  23,890       31,621       33,320
DEFERRED INCOME TAXES                     282,648      282,648      245,682


STOCKHOLDERS' EQUITY
  Preferred Stock                             440          440          440
  Common Stock                              1,130        1,130        1,126
  Additional paid-in capital              622,634      622,634      608,930
  Retained earnings                     1,503,488    1,457,443    1,271,275
                                        2,127,692    2,081,647    1,881,771

                                       $4,554,253   $4,430,274   $4,312,844

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)


                                  Three Months Ended      Twelve Months Ended
                                  April 30     May 1      April 30     May 1
                                    1994       1993         1994       1993
Net sales (including leased
  departments)                   $1,283,941 $1,163,179   $5,251,410 $4,843,258
Service charges, interest,
   and other                         48,022     47,375      182,393    174,417
                                  1,331,963  1,210,554    5,433,803  5,017,675

Cost and expenses:
  Cost of sales                     853,079    753,950    3,405,886  3,130,181
  Advertising, selling,
     administrative and general
     expenses                       311,210    293,631    1,256,628  1,176,681
  Depreciation and amortization      45,716     40,956      175,941    141,546
  Rentals                            13,395     12,866       65,487     63,373
  Interest and debt expense          30,652     33,003      128,564    125,945
                                  1,254,052  1,134,406    5,032,506  4,637,726
     INCOME BEFORE INCOME TAXES      77,911     76,148      401,297    379,949

Federal and state income taxes       29,605     27,975      160,030    140,415
     NET INCOME                      48,306     48,173      241,267    239,534
Retained earnings at beginning
  of period                       1,457,443  1,225,353    1,271,275  1,050,105
                                  1,505,749  1,273,526    1,512,542  1,289,639
Cash dividends declared              (2,261)    (2,251)      (9,054)    (8,994)
Shares issued under stock option,
employee savings and stock bonus
plans (net of shares canceled)                                          (9,370)
     RETAINED EARNINGS AT END
       OF PERIOD                 $1,503,488 $1,271,275   $1,503,488 $1,271,275

Net income per common share           $0.43      $0.43        $2.14      $2.13
Cash dividends declared
   per common share                   $0.02      $0.02        $0.08      $0.08
Average shares outstanding          113,001    112,682      112,888    112,426


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                           Three Months Ended
                                                          April 30     May 1
                                                            1994       1993

OPERATING ACTIVITITES
   Net income                                              $48,306    $48,173
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        46,118     41,342
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable              64,563     69,367
         Increase in merchandise inventories and
           other current assets                           (177,050)  (197,706)
         (Increase) decrease in investments
            and other assets                               (16,330)    (6,662)
         Increase in trade accounts payable and
           accrued expenses and income taxes                95,644     30,746
            NET CASH PROVIDED BY (USED IN)
                          OPERATING ACTIVITIES              61,251    (14,740)

INVESTING ACTIVITIES
   Purchase of property and equipment                      (42,905)   (66,672)
            NET CASH USED IN INVESTING ACTIVITIES          (42,905)   (66,672)


FINANCING ACTIVITIES
   Net (decrease) increase in commercial paper              (8,152)   103,414
   Principal payments on long-term debt and
     capital lease obligations                              (9,569)   (63,103)
   Dividends paid                                           (2,250)    (4,511)
   Common stock sold                                             0      3,831
         NET CASH PROVIDED BY FINANCING ACTIVITIES         (19,971)    39,631
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,625)   (41,781)

Cash and cash equivalents at beginning of period            51,244     92,584

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $49,619    $50,803


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 1995 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 1994.

2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories, with such LIFO merchandise inventories not being carried in excess of current cost.
       Under this method, at April 30, 1994, and May 1, 1993, the LIFO cost of merchandise inventories was approximately $14.5 million less than current cost. At January 29, 1994, the LIFO cost of merchandise inventories was approximately $13.2 million less than current cost.

3. Net sales include leased department sales of $8.9 million and $14.2 million for the quarters ending April 30, 1994 and May 1, 1993, respectively. Leased department sales for the twelve months ending April 30, 1994 and May 1, 1993 were $61.2 million and $89.5 million respectively.

4. The effective income tax rate was 38% for the first quarter of 1994 and 37% for the first quarter of 1993. No allocation between current and deferred income taxes was made during the interim periods as such amounts would not be material to the consolidated balance sheets. The provision for income taxes is based on an estimated annual effective tax rate. Net income for the three months ended April 30, 1994 was $48.3 million as compared to $48.2 million for the three months ended May 1, 1993. For the twelve month period ended April 30, 1994, the increase was 1% over the prior period.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                     Three Months Ended    Twelve Months Ended
                                     April 30    May 1      April 30   May 1
                                       1994       1993        1994      1993
Net sales                                100.0%    100.0%      100.0%    100.0%

Cost of sales                             66.4      64.8        64.9      64.6
Gross Profit                              33.6      35.2        35.1      35.4


Advertising, selling, administrative
  and general expenses                    24.2      25.2        23.9      24.3
Depreciation and amortization              3.6       3.6         3.4       3.0
Rentals                                    1.0       1.1         1.2       1.3
Interest and debt expense                  2.4       2.8         2.4       2.6
     Total operating expenses             31.2      32.7        30.9      31.2


Other income                               3.7       4.1         3.5       3.6
Income before income taxes                 6.1       6.6         7.7       7.8
Federal and state income taxes             2.3       2.4         3.1       2.9
Net income                                 3.8       4.2         4.6       4.9





     Net income for the three months ended April 30, 1994 was $48.3 million as compared to $48.2 million for the three months ended May 1, 1993. For the twelve month period ended April
     30, 1994, the increase was 1% over the prior period.

     Sales for the first quarter of 1994 were $1,283.9 million as compared to $1,163.2 million for the first quarter of 1993.
     This is an increase of 10%. The sales increase for comparable stores was 7%. The twelve month sales increase for 1994 over 1993 was 8%, for comparable stores the increase was 4%.

     Cost of sales increased from 64.8% of net sales for the first quarter of 1993 to 66.4% for the first quarter of 1994. This increase was caused by lower initial markups on merchandise purchases and by a higher level of markdowns taken to clear seasonal merchandise. For the twelve months ended
     April 30, 1994 and May 1, 1993, the increase was from 64.6% to 64.9%.

     Advertising, selling, administrative and general expenses decreased from 25.2% of net sales for the first quarter of 1993 to 24.2% for the first quarter of 1994. For the twelve months ended April 30, 1994 and May 1, 1993 the percent to net sales decreased from 24.3% to 23.9%. The Company continues to control these expenses as sales grow.

     Depreciation and amortization expense remained constant as a percentage of sales for the first quarter of 1994 compared to the first quarter of 1993. For the twelve months ended April
     30, 1994 and May 1, 1993 the depreciation and amortization expense as a percentage of sales increased from 3.0% to 3.4%.
     This is due to a higher proportion of the Company's properties being owned rather than leased.

     Rental expense decreased from 1.1% of net sales for the first quarter of 1993 to 1.0% of net sales in the three months ended
     April 30, 1994. For the twelve months ended April 30, 1994 and May 1, 1993 rental expense as a percent of net sales decreased slightly from 1.3% of net sales to 1.2% of net sales. This is due to a higher proportion of the Company's properties being owned rather than leased.

     Interest and debt expense decreased from 2.8% of net sales for the first quarter of 1993 to 2.4% of net sales for the first quarter of 1994. For the twelve months ended April 30, 1994 interest and debt expense decreased slightly from 2.6% of net sales in 1993 to 2.4% of net sales in 1994. This is due to a lower level of debt this year compared to last year.

     Service charges, interest and other income decreased to 3.7% of net sales in the first quarter of 1994 from 4.1% of net sales in 1993. For the twelve months ended April 30, 1994 this decreased to 3.5% of net sales from 3.6% of net sales in 1993. This decline is caused by a decline in credit sales as a percentage of total sales.

     The effective federal and state income tax rate was 38% for the first quarter of 1994 and 37% for the first quarter of 1993.


     Financial Condition

     The Company's working capital was $1,684.1 million at April
     30, 1994, $1,660.6 million at January 29, 1994, and $1,620.9 million at May 1, 1993. The current ratio for these periods was 2.9, 3.1 and 2.9, respectively. The ratio of long-term debt and capitalized lease obligations as a percentage of equity was 59.2%, 61.0% and 71.9% at April 30, 1994, January
     29, 1994, and May 1, 1993, respectively. This ratio has decreased due to a lower level of long-term debt as well as growth in stockholders' equity.

     The Company invested $42.9 million in capital expenditures for the three months ended April 30, 1994 as compared to $66.7 million for the three months ended May 1, 1993. In 1994, the Company plans to build eight new stores, one replacement store and to remodel significantly four additional stores. In
     1993, the Company opened ten new stores and remodeled significantly and expanded three stores.

     Merchandise inventories increased by 7% from $1,378.9 million at May 1, 1993 to $1,480.9 million at April 30, 1994. This increase is due to the opening of ten new stores in 1993 and two stores in the first quarter of 1994. On a comparable store basis, the rate of increase in merchandise inventories was lower than the rate of increase for comparable stores sales.

     Fluctuations in certain other balance sheet accounts between January 29, 1994 and April 30, 1994 reflect normal seasonal variations within the retail industry.



                   PART II  OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May
21, 1994. The matters submitted to a vote of the stockholders were the election of directors and a proposal to approve the Senior
Management Cash Bonus Plan. The holders of Class A Common Stock elected five directors and the holders of Class B Common Stock elected ten directors. The individuals elected as directors and the votes received were as follows:

       Nominee                        For         Against

Class A Nominees
Robert C. Connor                   89,221,277     1,812,543
Will D. Davis                      89,120,887     1,912,933
John Paul Hammerschmidt            89,163,783     1,870,037
William B. Harrison                89,223,493     1,810,327
J.M. Hessels                       88,130,608     2,903,212


Class B Nominees
William Dillard                     3,998,568             0
Calvin N. Clyde                     3,998,568             0
Drue Corbusier                      3,998,568             0
Alex Dillard                        3,998,568             0
Mike Dillard                        3,998,568             0
William Dillard                     3,998,568             0
William Dillard II                  3,998,568             0
James I. Freeman                    3,998,568             0
John H. Johnson                     3,998,568             0
E. Ray Kemp                         3,998,568             0
William H. Sutton                   3,998,568             0

The voting for the proposal to approve the Senior Management Cash
Bonus Plan was as follows:

For  93,423,262,445  Against  10,234,335,322  Abstain 1,609,125,555


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended                    Fiscal Year Ended
April 30,  May 1,  January 29  January 30  February 1  February 2 February 3
1994       1993       1994        1993        1993       1991        1990

3.19       3.00       3.57        3.59        3.40       3.38        3.07


ITEM 6    Exhibits and Reports on Form 8-K

   (a) Exhibit (11):  Statement re:  Computation of Per Share Earnings
       Exhibit (12):  Statement re:  Computation of Ratio of Earnings to
                                     Fixed Charges



   (b) Reports on Form 8-K filed during the first quarter:

        None.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DILLARD DEPARTMENT STORES, INC.
                         (Registrant)


DATE:  June 10, 1994
                         /s/ James I. Freeman
                         James I. Freeman
                         Vice President, Chief Financial Officer
                         (Principal Financial & Accounting Officer)


                             EXHIBIT INDEX

                           Exhibits to Form 10-Q



  Exhibit Number  Exhibit

     11          Statement re:  Computation of Per Share Earnings
     12          Statement re:  Computation of Ratio of Earnings
                                to Fixed Charges

