Form 10-Q
period 1994-07-30
DILLARD DEPARTMENT STORES INC
filed 1994-09-12
CIK 28917

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q

                           (Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 30, 1994
                               OR

   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to          .

               Commission file number 1-6140


                DILLARD DEPARTMENT STORES, INC.
     (Exact name of registrant as specified in its charter)

              DELAWARE                  71-0388071
           (State or other              (IRS Employer
    jurisdiction of incorporation      Identification Number)
          or organization)

        1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS A COMMON STOCK as of July 30, 1994   108,987,158
CLASS B COMMON STOCK as of July 30, 1994     4,017,061

                                                PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                July 30    January 29     July 31
                                                 1994         1994         1993
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $49,502      $51,244      $41,744
  Trade accounts receivable                      986,112    1,096,530      987,007
  Merchandise inventories                      1,361,721    1,299,944    1,262,492
  Other current assets                            11,258        8,976       11,124
        TOTAL CURRENT ASSETS                   2,408,593    2,456,694    2,302,367

INVESTMENTS AND OTHER ASSETS                      69,690       52,110       53,354
PROPERTY AND EQUIPMENT, NET                    1,879,245    1,878,077    1,783,751
CONSTRUCTION IN PROGRESS                          43,690       13,977       29,988
BUILDINGS UNDER CAPITAL LEASES                    24,266       29,416       30,563

                                              $4,425,484   $4,430,274   $4,200,023

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $525,591     $529,475     $522,909
  Commercial paper                               115,947      145,276       88,174
  Federal and state income taxes                  15,980       54,011       22,307
  Current portion of long-term debt              115,501       65,061       54,648
  Current portion of capital lease obligations     2,102        2,242        2,153
        TOTAL CURRENT LIABILITIES                775,121      796,065      690,191

LONG-TERM DEBT                                 1,184,768    1,238,293    1,307,634
CAPITAL LEASE OBLIGATIONS                         23,380       31,621       32,765
DEFERRED INCOME TAXES                            282,648      242,648      245,682

STOCKHOLDERS' EQUITY
  Preferred Stock                                    440          440          440
  Common Stock                                     1,130        1,130        1,128
  Additional paid-in capital                     623,024      622,634      613,934
  Retained earnings                            1,534,973    1,457,443    1,308,249
                                               2,159,567    2,081,647    1,923,751

                                              $4,425,484   $4,390,274   $4,200,023

See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)

                                           Three Months Ended         Six Months Ended         Twelve Months Ended
                                          July 30     July 31       July 30     July 31       July 30     July 31
                                            1994        1993          1994        1993          1994        1993

Net sales (including leased
  departments)                           $1,184,316  $1,104,718    $2,468,257  $2,267,897    $5,331,008  $4,973,104
Service charges, interest, and other         45,548      45,470        93,570      92,845       182,471     178,470
                                          1,229,864   1,150,188     2,561,827   2,360,742     5,513,479   5,151,574

Cost and expenses:
  Cost of sales                             774,798     709,877     1,627,877   1,463,827     3,470,807   3,212,659
  Advertising, selling, administrative
    and general expenses                    309,827     291,973       621,037     585,604     1,274,482   1,212,279
  Depreciation and amortization              46,013      40,255        91,729      81,211       181,699     148,388
  Rentals                                    12,612      12,369        26,007      25,235        65,730      63,898
  Interest and debt expense                  32,169      33,424        62,821      66,427       127,309     130,025
                                          1,175,419   1,087,898     2,429,471   2,222,304     5,120,027   4,767,249
     INCOME BEFORE INCOME TAXES              54,445      62,290       132,356     138,438       393,452     384,325
Federal and state income taxes               20,690      23,050        50,295      51,025       157,670     142,035
     NET INCOME                              33,755      39,240        82,061      87,413       235,782     242,290
Retained earnings at beginning
  of period                               1,503,488   1,271,275     1,457,443   1,225,353     1,308,249   1,084,343
                                          1,537,243   1,310,515     1,539,504   1,312,766     1,544,031   1,326,633
Cash dividends declared                      (2,270)     (2,266)       (4,531)     (4,517)       (9,058)     (9,014)
Shares issued under stock option, employee
    savings and stock bonus plans (net of
    shares canceled)                                                                                         (9,370)
     RETAINED EARNINGS AT END
       OF PERIOD                         $1,534,973  $1,308,249    $1,534,973  $1,308,249    $1,534,973  $1,308,249

Net income per common share                   $0.30       $0.35         $0.73       $0.78         $2.09       $2.15
Cash dividends declared per common share      $0.02       $0.02         $0.04       $0.04         $0.08       $0.08
Average shares outstanding                  113,042     112,723       113,022     112,703       112,968     112,572


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                        Six Months Ended
                                                       July 30    July 31
                                                        1994       1993

OPERATING ACTIVITITES
   Net income                                          $82,061    $87,413
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    92,533     82,005
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable         110,418    103,213
         Increase in merchandise inventories and
           other current assets                        (64,059)   (89,541)
         Increase in investments and other assets      (18,384)    (2,689)
         Decrease in trade accounts payable and
           accrued expenses and income taxes           (39,655)   (38,933)
            NET CASH PROVIDED BY OPERATING ACTIVITIES  162,914    141,468

INVESTING ACTIVITIES
   Purchase of property and equipment                 (117,460)  (149,557)
            NET CASH USED IN INVESTING ACTIVITIES     (117,460)  (149,557)

FINANCING ACTIVITIES
   Net (decrease) increase in commercial paper         (29,329)    31,553
   Principal payments on long-term debt and
     capital lease obligations                         (11,466)   (76,364)
   Dividends paid                                       (6,791)    (6,777)
   Common stock sold                                       390      8,837
            NET CASH (USED IN) FINANCING ACTIVITES     (47,196)   (42,751)

DECREASE IN CASH AND CASH EQUIVALENTS                   (1,742)   (50,840)
Cash and cash equivalents at beginning of period        51,244     92,584

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $49,502    $41,744

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 1995 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories, with such LIFO merchandise inventories not being carried in excess of current cost. Under this method, at July 30, 1994 and July 31, 1993, the LIFO cost of merchandise inventories was approximately $15,500,000 and $15,600,000, respectively, less than current cost. At January 29, 1994, the LIFO cost of merchandise inventories was approximately $13,200,000 less than current cost.

3. Net sales include leased department sales of $10,035,000 and $15,553,000 for the quarters ending July 30, 1994 and July 31, 1993, respectively.
Leased department sales for the six months ended July 30, 1994 and July 31, 1993 were $18,893,000 and $29,766,000, respectively. Leased department sales for the twelve months ended July 30, 1994 and July 31, 1993 were $55,650,000 and $85,795,000, respectively.


4. The effective income tax rate was 38% for the first six months of 1994 and 37% for the first six months of 1993. No allocation between current and deferred income taxes was made during the interim periods as such amounts would not be material to the consolidated balance sheets. The provision for income taxes is based on an estimated annual effective tax rate.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

                                  Three Months Ended     Six Months Ended     Twelve Months Ended
                                  July 30   July 31     July 30   July 31     July 30   July 31
                                    1994      1993        1994      1993        1994      1993
Net sales                            100.0%    100.0%      100.0%    100.0%      100.0%    100.0%

Cost of sales                         65.4      64.3        66.0      64.5        65.1      64.6
Gross profit                          34.6      35.7        34.0      35.5        34.9      35.4


Advertising, selling, administrative
  and general expenses                26.1      26.4        25.2      25.8        23.9      24.4
Depreciation and amortization          3.9       3.7         3.7       3.6         3.4       3.0
Rentals                                1.1       1.1         1.1       1.1         1.2       1.3
Interest and debt expense              2.7       3.0         2.5       3.0         2.4       2.6
     Total operating expenses         33.8      34.2        32.5      33.5        30.9      31.3


Other income                           3.8       4.1         3.8       4.1         3.4       3.6
Income before income taxes             4.6       5.6         5.3       6.1         7.4       7.7
Federal and state income taxes         1.7       2.1         2.0       2.2         3.0       2.8
Net income                             2.9       3.5         3.3       3.9         4.4       4.9



Net income for the three months ended July 30, 1994 was $33,755,000 as compared to $39,240,000 for the three months ended July 31, 1993. This was a decrease of 14%. For the six months ended July 30, 1994, net income decreased 6% to $82,061,000 as compared to $87,413,000 for the same period in 1993. For the twelve month period ended July 30, 1994, the decrease was 3% from the prior period.

Sales for the second quarter of 1994 were $1,184,316,000 as compared to $1,104,718,000 for the second quarter of 1993. This is an increase of 7%. The sales increase for comparable stores was 4%. The six month sales increase for 1994 over 1993 was 9%. The year to date comparable stores sales
increase was 6%.   The twelve month sales increase for 1994 over 1993 was 7%;
for comparable stores the increase was 4%.

Cost of sales increased from 64.3% of net sales for the second quarter of 1993 to 65.4% for the second quarter of 1994. For the six months ended July 30, 1994 the cost of sales as a percent of net sales increased to 66.0% from 64.5% for the same period in 1993. For the twelve months ended July 30, 1994 and July 31, 1993, the increase was from 64.6% to 65.1%. This increase in cost of sales was caused by a higher level of markdowns in the current year than in the prior year.

Advertising, selling, administrative and general expenses decreased from 26.4% of net sales for the second quarter of 1993 to 26.1% for the second quarter of 1994. For the six months ended July 30, 1994 and July 31, 1993 advertising, selling, administration and general expenses as a percentage of net sales decreased from 25.8% to 25.2%. For the twelve months ended July 30, 1994 and July 31, 1993 advertising, selling, administration and general expenses as a percentage of net sales decreased from 24.4% to 23.9%. The Company continues to control these expenses as sales grow.

Depreciation and amortization expense increased as a percentage of net sales from 3.7% in the second quarter of 1993 to 3.9% in the second quarter of 1994. For the six months ended July 30, 1994 and July 31, 1993 depreciation and amortization expense as a percentage of net sales increased from 3.6% to 3.7%. For the twelve months ended July 30, 1994 and July 31, 1993 the depreciation and amortization as a percentage of net sales increased from 3.0% to 3.4%. This was due to a higher proportion of the Company's properties being owned rather than leased.

Rental expense remained constant at 1.1% of net sales for the three and six months ended July 30, 1994 and July 31, 1993. For the twelve months ended July 30, 1994 rental expense as a percent of net sales decreased from 1.3% of net sales to 1.2% of net sales in 1994. This was due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense decreased from 3.0% of net sales for the second quarter of 1993 to 2.7% for the second quarter of 1994 . For the six months ended July 30, 1994 and July 31, 1993 interest and debt expense as a percentage of net sales decreased from 3.0% to 2.5%. For the twelve months ended July 30, 1994 and July 31,1993 interest and debt expense decreased from 2.6% of net sales to 2.4% of net sales. This was due to a lower level of debt this year compared to last year.


Service charges, interest and other income decreased from 4.1% of net sales in the three and six months of 1993 to 3.8% of net sales in 1994. For the twelve months ended July 30, 1994 and July 31, 1993 service charges, interest and other income as a percentage of net sales decreased from 3.6% to 3.4%. This decline was caused by a decline in credit sales as a percentage of total sales.

The effective federal and state income tax rate was 38% for the second quarter of 1994 and 37% for the second quarter of 1993.

Financial Condition

The Company's working capital was $1,633,472,000 at July 30, 1994, $1,660,629,000 at January 29, 1994, and $1,612,176,000 at July 31, 1993. The
current ratio for these periods was 3.1, 3.1 and 3.3, respectively. The ratio of long-term debt and capitalized lease obligations as a percentage of equity was 55.9%, 61.0% and 69.7% at July 30, 1994, January 29, 1994, and
July 31, 1993, respectively. This ratio decreased due to a lower level of long-term debt as well as growth in stockholders' equity.

The Company invested $117,460,000 in capital expenditures for the six months ended July 30, 1994 as compared to $149,557,000 for the six months ended July 31, 1993. In 1994, the Company plans to build eight new stores, one replacement store and to significantly remodel four additional stores. In 1993, the Company opened ten new stores and significantly remodeled twelve stores.

Merchandise inventories increased by 8% from $1,262,492,000 at July 31, 1993 to $1,361,721,000 at July 30, 1994. This increase was due to the opening of ten new stores in 1993 and two stores in 1994. On a comparable store basis, the rate of increase in merchandise inventories was slightly lower than the rate of increase for comparable stores sales.


Fluctuations in certain other balance sheet accounts between January 29, 1994 and July 30, 1994 reflect normal seasonal variations within the retail industry.

PART II  OTHER INFORMATION



ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Six Months Ended                      Fiscal Year Ended
July 30  July 31  January 29 January 30  February 1  February 2  February 3
 1994     1993     1994       1993        1992         1991        1990*

 2.81     2.81      3.57       3.59        3.40         3.38        3.07


*53 weeks



ITEM 6    Exhibits and Reports on Form 8-K

(a) Exhibit (11):  Statement re:  Computation of Per Share Earnings
    Exhibit (12):  Statement re:  Computation of Ratio of Earnings to
                                  Fixed Charges
    Exhibit (27):  Financial Data Schedule


(b)Reports on Form 8-K filed during the second quarter:

    None.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD DEPARTMENT STORES, INC.
(Registrant)


DATE:   September 12, 1994         /s/  James I. Freeman
                                        James I. Freeman
                          Senior Vice President & Chief Financial Officer
                            (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q




Exhibit Number             Exhibit


 11                 Statement re:  Computation of
                       Per Share Earnings
 12                 Statement re:  Computation of
                       Ratio of Earnings to Fixed Charges

 27                 Financial Data Schedule