Form 10-Q
period 1994-10-29
DILLARD DEPARTMENT STORES INC
filed 1994-12-08
CIK 28917

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q

                           (Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 29, 1994
                               OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of October 29, 1994   108,987,158
CLASS B COMMON STOCK as of October 29, 1994     4,017,061

                                                PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                              October 29   January 29   October 30
                                                 1994         1994         1993
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $46,318      $51,244      $41,784
  Trade accounts receivable                      999,248    1,096,530      997,530
  Merchandise inventories                      1,742,353    1,299,944    1,636,555
  Other current assets                            18,807        8,976       22,687
        TOTAL CURRENT ASSETS                   2,806,726    2,456,694    2,698,556

INVESTMENTS AND OTHER ASSETS                      66,741       52,110       51,276
PROPERTY AND EQUIPMENT, NET                    1,918,933    1,878,077    1,837,778
CONSTRUCTION IN PROGRESS                          28,931       13,977       23,079
BUILDINGS UNDER CAPITAL LEASES                    23,745       29,416       29,990

                                              $4,845,076   $4,430,274   $4,640,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $853,510     $529,475     $758,058
  Commercial paper                               150,107      145,276      226,258
  Federal and state income taxes                  31,524       54,011       39,804
  Current portion of long-term debt              115,742       65,061       54,379
  Current portion of capital lease obligations     2,146        2,242        2,197
        TOTAL CURRENT LIABILITIES              1,153,029      796,065    1,080,696

LONG-TERM DEBT                                 1,179,593    1,238,293    1,307,079
CAPITAL LEASE OBLIGATIONS                         22,827       31,621       32,199
DEFERRED INCOME TAXES                            282,648      282,648      251,851

STOCKHOLDERS' EQUITY
  Preferred stock                                    440          440          440
  Common stock                                     1,130        1,130        1,129
  Additional paid-in capital                     623,024      622,634      618,914
  Retained earnings                            1,582,385    1,457,443    1,348,371
                                               2,206,979    2,081,647    1,968,854

                                              $4,845,076   $4,430,274   $4,640,679

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)

                                           Three Months Ended     Nine Months Ended            Twelve Months Ended
                                         October 29  October 30    October 29  October 30    October 29  October 30
                                            1994        1993          1994        1993          1994        1993
Net sales (including leased
  departments)                           $1,333,630  $1,228,065    $3,801,887  $3,495,962    $5,436,573  $5,035,841
Service charges, interest, and other         44,775      44,547       138,345     137,392       182,699     179,643
                                          1,378,405   1,272,612     3,940,232   3,633,354     5,619,272   5,215,484

Cost and expenses:
  Cost of sales                             866,249     785,969     2,494,126   2,249,796     3,551,087   3,247,220
  Advertising, selling, administrative
    and general expenses                    336,329     312,776       957,366     898,380     1,298,035   1,222,085
  Depreciation and amortization              50,966      47,025       142,695     128,236       185,640     155,837
  Rentals                                    12,176      13,620        38,183      38,855        64,286      64,957
  Interest and debt expense                  30,748      32,345        93,569      98,772       125,712     130,693
                                          1,296,468   1,191,735     3,725,939   3,414,039     5,224,760   4,820,792
     INCOME BEFORE INCOME TAXES              81,937      80,877       214,293     219,315       394,512     394,692
Federal and state income taxes               31,135      38,500        81,430      89,525       150,305     154,445
     NET INCOME                              50,802      42,377       132,863     129,790       244,207     240,247
Retained earnings at beginning
  of period                               1,534,973   1,308,249     1,457,443   1,225,353     1,348,371   1,126,526
Cash dividends declared                      (3,390)     (2,255)       (7,921)     (6,772)      (10,193)     (9,032)
Issuance of common stock under stock option,
    employee savings and stock bonus plans                                                                   (9,370)
     RETAINED EARNINGS AT END
       OF PERIOD                         $1,582,385  $1,348,371    $1,582,385  $1,348,371    $1,582,385  $1,348,371

Net income per common share                   $0.45       $0.38         $1.18       $1.15         $2.16       $2.13
Cash dividends declared per common share      $0.03       $0.02         $0.07       $0.06         $0.09       $0.08
Average shares outstanding                  113,004     112,840       113,016     112,748       113,009     112,729


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                      Nine Months Ended
                                                      October 29  October 30
                                                         1994        1993


OPERATING ACTIVITITES
   Net income                                          $132,863    $129,790
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    143,868     129,470
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable           97,282      92,690
         Increase in merchandise inventories and
           other current assets                        (452,240)   (475,167)
         Decrease in investments and other assets       (15,804)     (1,050)
         Increase in trade accounts payable and
           accrued expenses and income taxes            300,429     219,881
            NET CASH PROVIDED BY OPERATING ACTIVITIES   206,398      95,614

INVESTING ACTIVITIES
   Purchase of property and equipment                  (192,834)   (243,127)
            NET CASH USED IN INVESTING ACTIVITIES      (192,834)   (243,127)

FINANCING ACTIVITIES
   Net increase in commercial paper                       4,831     169,637
   Principal payments on long-term debt and
     capital lease obligations                          (16,909)    (77,710)
   Dividends paid                                        (6,802)     (9,032)
   Common stock sold                                        390      13,818
            NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES                     (18,490)     96,713
DECREASE IN CASH AND CASH EQUIVALENTS                    (4,926)    (50,800)

Cash and cash equivalents at beginning of period         51,244      92,584

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $46,318     $41,784


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 1995 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 1994.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories, with such LIFO merchandise inventories not being carried in excess of current cost. Under this method, at October 29, 1994, and October 30, 1993, the LIFO cost of merchandise inventories was approximately $16.3 million and $16.4 million, respectively, less than current cost. At January 29, 1994, the LIFO cost of merchandise inventories was approximately $13.2 million less than current cost.

3. Net sales include leased department sales of $8.9 million and $13.3 million for the quarters ended October 29, 1994 and October 30, 1993, respectively. Leased department sales for the nine months ended October 29, 1994 and October 30, 1993 were $27.8 million and $43.0 million, respectively. Leased department sales for the twelve months ended October 29, 1994 and October 30, 1993 were $51.3 million and $79.9 million, respectively.


4. The effective income tax rate was 38% for the first nine months of 1994 and 41% for the first nine months of 1993. During the third quarter of 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 (the "Act") which raised the federal income tax rate by 1% effective January 1, 1993. Included in income tax expense for the three and nine months ended October 30, 1993 is a charge of approximately $8 million for the retroactive effect of the Act on the earnings for the first half of 1993 and for the cumulative effect of the Act on the Company's deferred income taxes. No allocation between current and deferred income taxes was made during the interim periods as such amounts would not be material to the consolidated balance sheets.
The provision for income taxes is based on an estimated annual effective tax rate.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                 Three Months Ended      Nine Months Ended      Twelve Months Ended
                                 October 29 October 30   October 29 October 30  October 29 October 30
                                    1994       1993         1994       1993        1994       1993
Net sales                             100.0%     100.0%       100.0%    100.0%       100.0%    100.0%

Cost of sales                          65.0       64.0         65.6      64.3         65.3      64.5
Gross Profit                           35.0       36.0         34.4      35.7         34.7      35.5


Advertising, selling, administrative
  and general expenses                 25.2       25.5         25.2      25.7         23.9      24.3
Depreciation and amortization           3.8        3.8          3.7       3.7          3.4       3.1
Rentals                                 0.9        1.1          1.0       1.1          1.2       1.3
Interest and debt expense               2.3        2.6          2.5       2.8          2.3       2.6
     Total operating expenses          32.2       33.0         32.4      33.3         30.8      31.3


Other income                            3.3        3.6          3.6       3.9          3.4       3.6
Income before income taxes              6.1        6.6          5.6       6.3          7.3       7.8
Federal and state income taxes          2.3        3.1          2.1       2.6          2.8       3.1
Net income                              3.8        3.5          3.5       3.7          4.5       4.8


Sales for the third quarter of 1994 were $1,333.6 million as compared to $1,228.1 million for the third quarter of 1993. This was an increase of 9%. The sales increase for comparable stores was 5%. The nine month sales increase for 1994 over 1993 was 9%. The year to date comparable stores sales
increase was 5%.   The twelve month sales increase for 1994 over 1993 was 8%;
for comparable stores the increase was 5%.

Cost of sales increased from 64.0% of net sales for the third quarter of 1993 to 65.0% for the third quarter of 1994. For the nine months ended October 29, 1994 the cost of sales as a percent of net sales increased to 65.6% from 64.3% for the same period in 1993. For the twelve months ended October 29, 1994 and October 30, 1993, the increase was from 64.5% to 65.3%. This increase in cost of sales as a percentage of sales in the current year periods was due primarily to a higher level of markdowns and a slightly lower initial markup on merchandise purchases.

Advertising, selling, administrative and general expenses decreased from 25.5% of net sales for the third quarter of 1993 to 25.2% for the third quarter of 1994. For the nine months ended October 29, 1994 and October 30, 1993 advertising, selling, administrative and general expenses as a percentage of net sales decreased from 25.7% to 25.2%. For the twelve months ended October 29, 1994 and October 30, 1993 advertising, selling, administrative and general expenses as a percentage of net sales decreased from 24.3% to 23.9%. The Company continues to control these expenses as sales increase.

Depreciation and amortization expense as a percentage of net sales remained constant at 3.8% in the third quarter of 1994 and 1993 and at 3.7% for the nine months ended October 29, 1994 and October 30, 1993. For the twelve months ended October 29, 1994 and October 30, 1993 depreciation and amortization expense as a percentage of net sales increased from 3.1% to 3.4%. This was due to a higher proportion of the Company's properties being owned rather than leased.

Rental expense decreased to .9% from 1.1% of net sales for the three months ended October 29, 1994 and October 30, 1993. For the nine months ended October 29, 1994 rental expense as a percentage of net sales decreased from 1.1% of net sales in 1993 to 1.0% of net sales in 1994. For the twelve months ended October 29, 1994 rental expense decreased from 1.3% of net sales in 1993 to 1.2% of net sales in 1994. This was due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense decreased from 2.6% of net sales for the third quarter of 1993 to 2.3% for the third quarter of 1994 . For the nine months ended October 29, 1994 interest and debt expense decreased from 2.8% of net sales in 1993 to 2.5% of net sales in 1994. For the twelve months ended October 29, 1994 interest and debt expense decreased from 2.6% of net sales in 1993 to 2.3% of net sales in 1994. This was due to a lower level of debt for the first nine months of this year compared to last year.

Service charges, interest and other income decreased from 3.6% of net sales in the three months of 1993 to 3.3% of net sales in 1994. For the nine months ended October 29, 1994 the decrease was from 3.9% of net sales in 1993 to 3.6% of net sales in 1994. For the twelve months ended October 29, 1994 this decreased to 3.4% of net sales in 1994 from 3.6% of net sales in 1993. This decline is caused by a decline in credit sales as a percentage of total sales.

The effective federal and state income tax rate was 38% for the third quarter of 1994 and 48% for the third quarter of 1993. During the third quarter of 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 (the "Act"), which raised the federal income tax rate by 1% effective January 1, 1993. Included in income tax expense for the three and nine months ended October 30, 1993 is a charge of approximately $8 million for the retroactive effect of the Act on the earnings for the first half of 1993 and for the cumulative effect of the Act on the Company's deferred income taxes. Excluding the above described charge, the effective federal and state income tax rate was 38% for the third quarter of 1993.

Net income for the three months ended October 29, 1994 was $50.8 million as compared to $42.4 million for the three months ended October 30, 1993. This was an increase of 20%. For the nine months ended October 29, 1994, net income increased 2% to $132.9 million as compared to $129.8 million for the same period in 1993. For the twelve month period ended October 29, 1994, the increase was 2% from the prior period.


Financial Condition

The Company's working capital was $1,653.7 million at October 29, 1994, $1,660.6 million at January 29, 1994, and $1,617.9 million at October 30, 1993. The current ratio for these periods was 2.4, 3.1 and 2.5, respectively. The ratio of long-term debt and capitalized lease obligations as a percentage of equity was 54.5%, 61.0% and 68.0% at October 29, 1994, January 29, 1994, and October 30, 1993, respectively. This ratio decreased due to reductions in long-term debt as well as an increase in stockholders' equity.

The Company invested $192.8 million in capital expenditures for the nine months ended October 29, 1994 as compared to $243.1 million for the nine months ended October 30, 1993. In 1994, the Company has built eight new stores, one replacement store and remodeled significantly four additional stores. In 1993, the Company opened ten new stores and remodeled significantly twelve stores.

Merchandise inventories increased by 6.5% from $1,636.6 million at October 30, 1993 to $1,742.4 million at October 29, 1994. This increase was due to the opening of eight new stores in 1994 and an increase in comparable store inventory levels. On a comparable store basis, the rate of increase in merchandise inventories was slightly lower than the rate of increase for comparable stores sales.

Fluctuations in certain other balance sheet accounts between January 29, 1994 and October 29, 1994 reflect normal seasonal variations within the retail industry.

PART II  OTHER INFORMATION



ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Nine Months Ended                      Fiscal Year Ended
  Oct 29  Oct 30  January 29 January 30  February 1  February 2  February 3
  1994     1993     1994       1993        1992         1991        1990*

 2.97     2.92      3.57       3.59        3.40         3.38        3.07


*53 weeks




ITEM 6    Exhibits and Reports on Form 8-K

(a) Exhibit (11):  Statement re:  Computation of Per Share Earnings
    Exhibit (12):  Statement re:  Computation of Ratio of Earnings to
                                  Fixed Charges
    Exhibit (27):  Financial Data Schedule


(b)Reports on Form 8-K filed during the third quarter:

    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD DEPARTMENT STORES, INC.
(Registrant)


DATE:   December 7, 1994              James I. Freeman
                                      James I. Freeman
                          Senior Vice President & Chief Financial Officer
                         (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q




Exhibit Number             Exhibit

 11                 Statement re:  Computation of
                       Per Share Earnings
 12                 Statement re:  Computation of
                       Ratio of Earnings to Fixed Charges
 27                 Financial Data Schedule