Form 10-K405
period 1995-01-28
DILLARD DEPARTMENT STORES INC
filed 1995-04-28
CIK 28917

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 28, 1995

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _________________.

Commission file number 1-6140

                             DILLARD DEPARTMENT STORES, INC.
                  (Exact name of registrant as specified in its charter)

              DELAWARE                            71-0388071
            (State or other                      (IRS Employer
      jurisdiction of incorporation          Identification or
             organization)                            Number)

       1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS      72201
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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1995:
$2,906,122,458

Indicate the number of shares outstanding of each of the
Registrant's classes of common stock as of March 31, 1995:
     Class A Common Stock, no par value    109,028,595
     Class B Common Stock, no par value       4,017,061

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the fiscal year ended January 28, 1995 (the "Report") are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1995 (the "Proxy Statement") are incorporated by reference into Part III.

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

      For additional information with respect to the Registrant's business, reference is made to information contained on page 15, under the heading "Dillard's Locations", page 22 under the headings "Net Sales", "Net Income", "Total Assets" and "Number of Employees -
       Average", the inside back cover, and Note 2, "Notes to Consolidated Financial Statements," on page 34 of the Report, which information is incorporated herein by reference.


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

Name                    Age   Position and Office           Family
Relationships

William Dillard         80    Chairman of the Board;        Father of William
                              Chief Executive Officer       Dillard, II, Drue
                                                            Corbusier, Alex
                                                            Dillard and Mike
                                                            Dillard

William Dillard, II     50    Director; President           Son of
                              & Chief Operating Officer     William Dillard

Alex Dillard            45    Director; Executive           Son of
                              Vice President                William Dillard

Mike Dillard            43    Director; Executive           Son of
                              Vice President                William Dillard

W. R. Appleby           74    Vice President                None

Donald C. Bradley       60    Vice President                None

G. Kent Burnett         50    Vice President                None

Drue Corbusier          48    Director; Vice President      Daughter of
                                                            William Dillard

James E. Darr, Jr.      51    Senior Vice President;        None
                              Secretary and General
                              Counsel

Laurence J. Donoghue    55    Vice President                None

David M. Doub           48    Vice President                None

John A. Franzke         63    Vice President                None

James I. Freeman        45    Director; Senior Vice         None
                              President; Chief Financial
                              Officer

Randal L. Hankins       44    Vice President                None

T. R. Gastman           65    Vice President                None

Bernard Goldstein       62    Vice President                None

Roy J. Grimes           57    Vice President                None

Charles K. Moore        54    Vice President                None

Harry D. Passow         55    Vice President                None

ITEM 2.  PROPERTIES.

      All of the Registrant's stores are owned or leased from a wholly-owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based upon a percentage of net sales with a guaranteed minimum annual rent, while the lease terms between the Registrant and its wholly-owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to these leases. At fiscal year end there were 229 stores in operation with gross square footage of 35,300,000. The gross square footage of owned properties was 24,500,000. For additional information with respect to the Registrant's properties and leases, reference is made to information contained on page 15 under the heading "Dillard's Locations", and Notes 4, 9 and 10, "Notes to Consolidated Financial Statements," on pages 34, 35 and 38 of the Report, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company has no material legal proceedings pending against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

      With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained on the inside back cover of the Report, which information is incorporated herein by reference. As of March 31, 1995, there were 7,373 record holders of the Company's Class A Common Stock and 8 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      Reference is made to information under the heading "Table of Selected Financial Data" on pages 22 and 23 and Note 2, "Notes to Consolidated Financial Statements," on page 34 of the Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 24 through 26, Note 1, "Notes to Consolidated Financial Statements," under the heading "Recent Accounting Pronouncements," on page 33 of the Report, and Note 2, "Notes to Consolidated Financial Statements," on page 34 of the Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and notes thereto included on pages 27 through 39 of the Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      A.    Directors of the Registrant.

            Information regarding directors of the Registrant is incorporated herein by reference to the information on page 4 under the heading "Nominees for Election as Directors," pages 4 through 6 and page 10 under the heading "Section 16(a) Reporting Delinquencies" in the Proxy Statement.

      B.    Executive Officers of the Registrant.

            Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading "Executive Officers of the Registrant." Reference additionally is made to the information under the heading "Section 16(a) Reporting Delinquencies" on page 10 in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning on page 6 under the heading
      "Compensation of Directors and Executive Officers" and concluding on page 9 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information on page 3 under the heading "Principal Holders of Voting Securities" and page 4 under the heading "Nominees for Election as Directors" and continuing through footnote 11 on page 6 in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated herein by reference to the information on page 10 under the heading "Certain Relationships and Transactions" in the Proxy Statement and to the information regarding Mr. Davis on page 8 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

      (a)(1)      Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8:

      Consolidated Balance Sheets - January 28, 1995 and January 29,
      1994
      Consolidated Statements of Income - Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993
      Consolidated Statements of Stockholders' Equity - Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 Consolidated Statements of Cash Flows - Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993
      Notes to Consolidated Financial Statements - Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993


      (a)(2)      Financial Statement Schedules

The following consolidated financial statement schedule of the Registrant and its consolidated subsidiaries is filed pursuant to
Item 14(d) (this schedule appears immediately following the signature page):


      Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (a)(3)      Exhibits and Management Compensatory Plans
Exhibits

The following exhibits are filed pursuant to Item 14(c):

Number                        Description

* 3(a)      Restated Certificate of Incorporation (Exhibit 3 to Form
            10-Q for the quarter ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect. (Exhibit 3(b) to Form 10-
            K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-
            85556)
* 4(b)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-
            8859)
* 4(c)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of April 15, 1987 (Exhibit 4.3 in 33-13534)
* 4(d)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of May 15, 1988, as supplemented (Exhibit 4 in
            33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to
            Current Report on Form 8-K dated September 26, 1990 in 1-
            6140)
* 4(e)      Indenture between Dillard Investment Co., Inc. and
            Chemical Bank, Trustee, dated as of April 15, 1987, as
            supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in
            33-25113)
*10(a)      Retirement Contract of William Dillard dated October 17,
            1990 (Exhibit (10) to Form 10-K for the fiscal year ended
            February 2, 1991 in 1-6140)
*10(b)      1990 Incentive and Nonqualified Stock Option Plan
            (Exhibit 10(b) to Form 10-K for the fiscal year ended
            January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan (Exhibit
            10(c) to Form 10-K for the fiscal year ended January 29,
            1994, in 1-6140)
 10(d)      Senior Management Cash Bonus Plan
 11         Statement Re:  Computation of Per Share Earnings
 12         Statement Re:  Computation of Ratio of Earnings to Fixed
            Charges
 13         Incorporated portions of the Annual Stockholders Report
            for the fiscal year ended January 28, 1995
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
 99         Form 11-K for the year ended December 31, 1994, Dillard
            Department Stores, Inc. Retirement Plan
____________
* Incorporated herein by reference as indicated.

Management Compensatory Plans

Listed below are the management contracts and compensatory plans which are required to be filed as exhibits pursuant to Item 14(c):

      Retirement Contract of William Dillard dated October 17, 1990 1990 Incentive and Nonqualified Stock Option Plan
      Corporate Officers Non-Qualified Pension Plan
      Senior Management Cash Bonus Plan

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

                                       Dillard Department Stores, Inc.
                                                Registrant

April 26, 1995                        /s/ James I. Freeman
Date                                James I. Freeman, Senior Vice
                                    President and Chief Financial Officer
                                    (Principal Financial & Accounting
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

William Dillard                           Drue Corbusier
William Dillard                           Drue Corbusier
Chairman and Chief Executive              Vice President and Director
Officer (Principal Executive
Officer)

Calvin N. Clyde, Jr.                      Robert C. Connor
Calvin N. Clyde, Jr.                      Robert C. Connor
Director                                  Director

Will D. Davis                             Alex Dillard
Will D. Davis                             Alex Dillard
Director                                  Executive Vice President
                                          and Director

Mike Dillard                              William Dillard, II
Mike Dillard                              William Dillard, II
Executive Vice President and              President and Chief Operating
Director                                  Officer and Director

James I. Freeman                          William H. Sutton
James I. Freeman                          William H. Sutton
Senior Vice President and                 Director
Chief Financial Officer and Director

John Paul Hammerschmidt                   William B. Harrison, Jr.
John Paul Hammerschmidt                   William B. Harrison, Jr.
Director                                  Director

J. M. Hessels                             John H. Johnson
J. M. Hessels                             John H. Johnson
Director                                  Director

E. Ray Kemp                                    April 26, 1995
E. Ray Kemp                                     Date
Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Dillard Department Stores, Inc.
Little Rock, Arkansas

We have audited the consolidated financial statements of Dillard Department Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994 and for each of the three years in the period ended January 28, 1995, and have issued our report thereon dated February 22, 1995; such consolidated financial statements and report (which report includes an explanatory paragraph relating to a change in accounting for income taxes) are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dillard Department Stores, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

New York, New York
February 22, 1995

    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

    DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
    (DOLLAR AMOUNTS IN THOUSANDS)

            COL. A            COL. B         COL. C          COL.D            COL. E             COL. F


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

    Allowance for losses on accounts
    receivable:

    Year ended
       January 28, 1995:         $15,214         44,922                           44,829 (2)         $15,307

    Year ended
       January 29, 1994:         $15,790         43,036                           43,612 (2)         $15,214

    Year ended
       January 30, 1993:         $15,812         45,556          2,511 (1)        48,089 (2)         $15,790



    (1)   Represents the allowance for losses on accounts acquired.

    (2)   Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries)

                             EXHIBIT INDEX

Number                        Description

* 3(a)      Restated Certificate of Incorporation
            (Exhibit 3 to Form 10-Q for the quarter
            ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect (Exhibit
            3(b) to Form
            10-K for the fiscal year ended January 30, 1993, in 1-6140)
* 4(a)      Indenture between the Registrant and
            Chemical Bank, Trustee, dated as of
            October 1, 1985 (Exhibit (4) in 2-85556)
* 4(b)      Indenture between the Registrant and
            Chemical Bank, Trustee, dated as of
            October 1, 1986 (Exhibit (4) in 33-8859)
* 4(c)      Indenture between Registrant and
            Chemical Bank, Trustee, dated as of
            April 15, 1987 (Exhibit 4.3 in 33-13534)

* 4(d)      Indenture between Registrant and
            Chemical Bank, Trustee, dated as of
            May 15, 1988, as supplemented (Exhibit
            4 in 33-21671, Exhibit 4.2 in 33-25114
            and Exhibit 4(c) to Current Report on
            Form 8-K dated September 26, 1990 in 1-
            6140)
* 4(e)      Indenture between Dillard Investment
            Co., Inc. and Chemical Bank, Trustee,
            dated as of April 15, 1987, as
            supplemented (Exhibit 4.1 in 33-13535
            and Exhibit 4.2 in 33-25113)
*10(a)      Retirement Contract of William Dillard
            dated October 17, 1990 (Exhibit (10) to
            Form 10-K for the fiscal year ended
            February 2, 1991 in 1-6140)
*10(b)      1990 Incentive and Nonqualified Stock
            Option Plan (Exhibit 10(b) to Form 10-K
            for the fiscal year ended January 30,
            1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan
            (Exhibit 10(c) to Form 10-K for the fiscal year
            ended January 29, 1994, in 1-6140)
 10(d)      Senior Management Cash Bonus Plan
 11         Statement Re:  Computation of Per Share
            Earnings
 12         Statement Re:  Computation of Ratio of
            Earnings to Fixed Charges
 13         Incorporated portions of the Annual
            Stockholders Report for the fiscal year
            ended January 28, 1995
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
 99         Form 11-K for the year ended December
            31, 1994, Dillard Department Stores,
            Inc. Retirement Plan
__________________
* Incorporated herein by reference as indicated.