Form 10-K405/A
period 1995-01-28
DILLARD DEPARTMENT STORES INC
filed 1995-04-28
CIK 28917

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                         FORM 10-K/A

                          DILLARD DEPARTMENT STORES, INC.
                (Exact name of registrant as specified in its charter)


This Form 10-KA is filed to included Exhibit 27 Financial Data Schedule that was left out of the original Form 10-K filed on April 28, 1995.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Dillard Department Stores, Inc.
                                                Registrant

April 26, 1995                        James I. Freeman
Date                                James I. Freeman, Senior Vice
                                    President and Chief Financial Officer
                                    (Principal Financial & Accounting
                                    Officer)