Form 10-Q
period 1995-04-29
DILLARD DEPARTMENT STORES INC
filed 1995-06-09
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549


                             FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS A COMMON STOCK as of April 29, 1995  109,028,595
         CLASS B COMMON STOCK as of April 29, 1995    4,017,061

                     PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)
                                        April 29    January 28    April 30
                                          1995         1995         1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $48,889      $51,095      $49,619
  Trade accounts receivable             1,034,356    1,102,104    1,031,967
  Merchandise inventories               1,584,719    1,362,756    1,480,884
  Other current assets                      9,410        8,847        5,086
        TOTAL CURRENT ASSETS            2,677,374    2,524,802    2,567,556

INVESTMENTS AND OTHER ASSETS               75,653       68,810       68,038
PROPERTY AND EQUIPMENT, NET             1,942,851    1,911,453    1,874,578
CONSTRUCTION IN PROGRESS                   33,399       49,469       19,293
BUILDINGS UNDER CAPITAL LEASES             22,831       23,223       24,788

                                       $4,752,108   $4,577,757   $4,554,253

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and
     accrued expenses                    $660,364     $545,522     $633,105
  Commercial paper                        129,825       89,906      137,124
  Federal and state income taxes           44,967       65,454       46,036
  Current portion of long-term debt        55,865       55,903       65,082
  Current portion of capital lease
     obligations                            2,038        2,173        2,060
        TOTAL CURRENT LIABILITIES         893,059      758,958      883,407

LONG-TERM DEBT                          1,173,998    1,178,503    1,236,616

CAPITAL LEASE OBLIGATIONS                  22,046       22,279       23,890
DEFERRED INCOME TAXES                     294,450      294,450      282,648

STOCKHOLDERS' EQUITY
  Preferred Stock                             440          440          440
  Common Stock                              1,130        1,130        1,130
  Additional paid-in capital              624,086      624,086      622,634
  Retained earnings                     1,742,899    1,697,911    1,503,488
                                        2,368,555    2,323,567    2,127,692

                                       $4,752,108   $4,577,757   $4,554,253

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)


                                  Three Months Ended      Twelve Months Ended
                                  April 30     May 1      April 30     May 1
                                    1994       1993         1994       1993

Net sales (including leased
  departments)                   $1,326,754 $1,283,941   $5,588,616 $5,251,410
Service charges, interest,           47,522     48,022      182,285    182,393
   and other                      1,374,276  1,331,963    5,770,901  5,433,803


Cost and expenses:
  Cost of sales                     881,928    853,079    3,643,477  3,405,886
  Advertising, selling,
     administrative and general
     expenses                       327,460    311,210    1,344,603  1,256,628
  Depreciation and amortization      47,816     45,716      192,399    175,941
  Rentals                            11,629     13,395       63,150     65,487
  Interest and debt expense          27,414     30,652      121,044    128,564
                                  1,296,247  1,254,052    5,364,673  5,032,506
     INCOME BEFORE INCOME TAXES      78,029     77,911      406,228    401,297
Federal and state income taxes       29,650     29,605      154,365    160,030
     NET INCOME                      48,379     48,306      251,863    241,267
Retained earnings at beginning
  of period                       1,697,911  1,457,443    1,503,488  1,271,275
                                  1,746,290  1,505,749    1,755,351  1,512,542
Cash dividends declared              (3,391)    (2,261)     (12,452)    (9,054)
     RETAINED EARNINGS AT END
       OF PERIOD                 $1,742,899 $1,503,488   $1,742,899 $1,503,488

Net income per common share           $0.43      $0.43        $2.23      $2.14
Cash dividends declared
   per common share                   $0.03      $0.02        $0.08      $0.08
Average shares outstanding          113,046    113,001      112,888    112,888


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                           Three Months Ended
                                                          April 29   April 30
                                                            1995       1994


OPERATING ACTIVITITES
   Net income                                              $48,379    $48,306
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        48,153     46,118
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable              67,748     64,563
         Increase in merchandise inventories and
           other current assets                           (222,526)  (177,050)
         Increase in investments and other assets           (7,180)   (16,330)
         Increase in trade accounts payable and
           accrued expenses and income taxes                94,365     95,644
            NET CASH PROVIDED BY (USED IN)
                          OPERATING ACTIVITIES              28,939     61,251

INVESTING ACTIVITIES
   Purchase of property and equipment                      (62,752)   (42,905)
            NET CASH USED IN INVESTING ACTIVITIES          (62,752)   (42,905)


FINANCING ACTIVITIES
   Net increase (decrease) in commercial paper              39,919     (8,152)
   Principal payments on long-term debt and
     capital lease obligations                              (4,911)    (9,569)
   Dividends paid                                           (3,401)    (2,250)
            NET CASH PROVIDED BY FINANCING ACTIVITIES       31,607    (19,971)
DECREASE INCREASE IN CASH AND CASH EQUIVALENTS              (2,206)    (1,625)

Cash and cash equivalents at beginning of period            51,095     51,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $48,889    $49,619


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 1996 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 1995.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories. Under this method, at April 29, 1995, and April 30, 1994, the LIFO cost of merchandise inventories was approximately $500,000 and $14,500,000, respectively, less than the first-in, first-out (FIFO) cost. At January 28, 1995, the LIFO cost of merchandise inventories was approximately equal to FIFO cost. At January 29, 1994, the LIFO cost of merchandise inventories was approximately $13,200,000 less than FIFO cost.

3. Net sales include leased department sales of $7,300,000 and $8,900,000 for the quarters ending April 29, 1995 and April 30, 1994, respectively. Leased department sales for the twelve months ending April 29, 1995 and April 30, 1994 were $44,600,000 and $61,200,000, respectively.


4.  On June 1, 1995, the Company issued $100,000,000 aggregate principal amount of its 6.875% coupon, (6.99% yeild to maturity) notes due June 1,
    2005.  The notes were sold in an underwritten public offering.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                 Three Months Ended    Twelve Months Ended
                                April 29   April 30    April 29  April 30
                                   1995       1994        1995      1994

Net sales                          100.0%    100.0%      100.0%    100.0%

Cost of sales                       66.5      66.4        65.2      64.9
Gross Profit                       100.0     100.0       100.0     100.0


Advertising, selling, administrative
  and general expenses              24.7      24.2        24.1      23.9
Depreciation and amortization        3.6       3.6         3.4       3.4
Rentals                              0.9       1.0         1.1       1.2
Interest and debt expense            2.0       2.4         2.2       2.4
     Total operating expenses       31.2      31.2        30.8      30.9


Other income                         3.6       3.7         3.3       3.5
Income before income taxes           5.9       6.1         7.3       7.7
Federal and state income taxes       2.2       2.3         2.8       3.1
Net income                           3.7       3.8         4.5       4.6

    Sales for the first quarter of 1995 were $1,326,754,000 as compared to $1,283,941,000 for the first quarter of 1994. This is an increase of 3%. The sales increase for comparable stores was 1%. The twelve month sales increase for 1995 over 1994 was 6%, for comparable stores the increase was 4%.

    Cost of sales increased from 66.4% of net sales for the first quarter of 1994 to 66.5% for the first quarter of 1995. For the twelve months ended April 29, 1995 and April 30, 1994, the increase was from 64.9% to 65.2%. These increases are due to a slightly higher level of markdowns than in the prior year.

    Advertising, selling, administrative and general expenses increased from 24.2% of net sales for the first quarter of 1994 to 24.7% for the first quarter of 1995, primarily due to an increase in payroll expense in the selling area. For the twelve months ended April 29, 1995 and April 30, 1994 the percent to net sales increased from 23.9% to 24.1%.

    Depreciation and amortization expense remained constant as a percentage of sales from 1994 in the three and twelve month periods ended April 29, 1995.

    Rental expense decreased slightly from 1% of net sales for the first quarter of 1994 to .9% of net sales in the three months ended April 29, 1995. For the twelve months ended April 29, 1995 rental expense as a percent of net sales decreased slightly from 1.2% of net sales to 1.1% of net sales in 1995. This was due to a higher proportion of the Company's properties being owned rather than leased.

    Interest and debt expense decreased from 2.4% of net sales for the first quarter of 1994 to 2.0% of net sales for the first quarter of 1995. For the twelve months ended April 29, 1995 interest and debt expense decreased slightly from 2.4% of net sales in 1994 to 2.2% of net sales in 1995. Interest and debt expense declined as a percentage of net sales due to an overall lower level of debt partially offset by higher interest rates on short-term debt.

    Service charges, interest and other income decreased to 3.6% of net sales in the first quarter of 1995 from 3.7% of net sales in 1994. For the twelve months ended April 29, 1995 this decreased to 3.3% of net sales from 3.5% of net sales in 1994.

    The effective federal and state income tax rate was 38% for the first quarter of 1995 and 38% for the first quarter of 1994.

                      Financial Condition

    The Company's working capital was $1,784,315,000 at April 29, 1995, $1,765,844,000 at January 28, 1995, and $1,684,149,000
    at April 30, 1994. The current ratio for these periods was 3.0, 3.3 and 2.9, respectively. The long-term debt to capitalization ratio was 33.6%, 34.1% and 37.2% at April 29, 1995, January 28, 1995, and April 30, 1994, respectively.

    On June 1, 1995, the Company issued $100,000,000 6.875% notes due June 1, 2005. The proceeds were used to reduce short term borrowings.

    The Company invested $62,752,000 in capital expenditures for the three months ended April 29, 1995 as compared to $42,905,000 for the three months ended April 30, 1994. In 1995, the Compnay plans to build eleven stores, two of which will be replacement stores and to remodel and expand eight additional stores. In 1994, the Company opened nine new stores, two of which were replacement stores and significantly remodeled and expanded two additional stores.

    Merchandise inventories increased by 7% from $1,480,884,000 at April 30, 1994 to $1,584,719,000 at April 29, 1995. This
    increase is due to the opening of seven new stores in 1994 and
    four stores in the first quarter of 1995.   On a comparable
    store basis, the rate of increase in merchandise inventories was 2%.

    Fluctuations in certain other balance sheet accounts between January 28, 1995 and April 29, 1995 reflect normal seasonal variations within the retail industry.

                     PART II  OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 1995. The matters submitted to a vote of the stockholders were the election of directors and a stockholder proposal requesting preparation of an employment practices report. The holders of Class A Common Stock elected five directors and the holders of Class B Common Stock elected ten directors. The individuals elected as directors and the votes received were as follows:

       Nominee                           For                      Against

Class A Nominees
Robert C. Connor                      92,412,903                  900,660
Will D. Davis                         92,354,774                  958,789
John Paul Hammerschmidt               92,112,274                1,201,289
William B. Harrison                   92,422,169                  891,394
J.M. Hessels                          92,118,093                1,195,470


Class B Nominees
William Dillard                        3,998,568                        0
Calvin N. Clyde                        3,998,568                        0
Drue Corbusier                         3,998,568                        0
Alex Dillard                           3,998,568                        0
Mike Dillard                           3,998,568                        0
William Dillard II                     3,998,568                        0
James I. Freeman                       3,998,568                        0
John H. Johnson                        3,998,568                        0
E. Ray Kemp                            3,998,568                        0
William H. Sutton                      3,998,568                        0

The voting for the stockholder proposal was as follows:

For  10,524,179.92   Against   68,829,043.44   Abstain   10,811,635.64

ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended                     Fiscal Year Ended
April 29  April 30  January 28  January 29  January 30 February 1 February 2
 1995       1994       1995        1994        1993      1992       1991

 3.36       3.19       3.72        3.57        3.59      3.40       3.38


ITEM 6    Exhibits and Reports on Form 8-K

    (a)  Exhibit (11):  Statement re:  Computation of Per Share Earnings
         Exhibit (12):  Statement re:  Computation of Ratio of Earnings to
                                          Fixed Charges

    (b)  Reports on Form 8-K filed during the first quarter:

         The Company filed a report dated May 24, 1995 relating to the issue of 6 7/8% Notes of $100,000,000 aggregate principal amount maturing on June 1, 2005.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DILLARD DEPARTMENT STORES, INC.
                                        (Registrant)


DATE: June 9, 1995                 /s/ James I. Freeman
                                      James I. Freeman
                                   Senior Vice President &
                                   Chief Financial Officer
                                  (Principal Financial & Accounting Officer)

                                      EXHIBIT INDEX

                                   Exhibits to Form 10-Q



Exhibit Number     Exhibit

   11              Statement re:  Computation of Per Share Earnings
   12              Statement re:  Computation of Ratio of Earnings
                                  to Fixed Charges