Form 10-Q/A
period 1995-04-29
DILLARD DEPARTMENT STORES INC
filed 1995-06-19
CIK 28917

Securities and Exchange Commission
                          Washington, D.C.  20549


                               Form 10-Q/A

                      Dillard Department Stores, Inc.
                (Exact Name of Registrant as Specified in Charter)

                              Amendment No. 1

The undersigned registrant hereby amends Item 1 of its Quarterly Report on form 10-Q for the quarterly period ended
April 29, 1995, by amending the twelve months average shares outstanding and the headings appearing above the columns on its Consolidated Statements of Income and Retained Earnings.
Item 1, as amended, appears below in its entirety.

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

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)


                                  Three Months Ended      Twelve Months Ended
                                  April 29   April 30      April 29   April 30
                                    1995       1994         1995       1994

Net sales (including leased
  departments)                   $1,326,754 $1,283,941   $5,588,616 $5,251,410
Service charges, interest,
   and other                         47,522     48,022      182,285    182,393
                                  1,374,276  1,331,963    5,770,901  5,433,803


Cost and expenses:
  Cost of sales                     881,928    853,079    3,643,477  3,405,886
  Advertising, selling,
     administrative and general
     expenses                       327,460    311,210    1,344,603  1,256,628
  Depreciation and amortization      47,816     45,716      192,399    175,941
  Rentals                            11,629     13,395       63,150     65,487
  Interest and debt expense          27,414     30,652      121,044    128,564
                                  1,296,247  1,254,052    5,364,673  5,032,506
     INCOME BEFORE INCOME TAXES      78,029     77,911      406,228    401,297
Federal and state income taxes       29,650     29,605      154,365    160,030
     NET INCOME                      48,379     48,306      251,863    241,267
Retained earnings at beginning
  of period                       1,697,911  1,457,443    1,503,488  1,271,275
                                  1,746,290  1,505,749    1,755,351  1,512,542
Cash dividends declared              (3,391)    (2,261)     (12,452)    (9,054)
     RETAINED EARNINGS AT END
       OF PERIOD                 $1,742,899 $1,503,488   $1,742,899 $1,503,488

Net income per common share           $0.43      $0.43        $2.23      $2.14
Cash dividends declared
   per common share                   $0.03      $0.02        $0.08      $0.08
Average shares outstanding          113,046    113,001      113,025    112,888


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


4. On June 1, 1995, the Company issued $100,000,000 aggregate principal amount of its 6.875% coupon, (6.99% yield to maturity) notes due June 1, 2005. The notes were sold in an underwritten public offering.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                Dillard Department Stores, Inc.


Date:   June 19, 1995           By:    Steven K. Nelson
                                     Steven K. Nelson
                                Vice President, Controller