Form 10-Q
period 1995-07-29
DILLARD DEPARTMENT STORES INC
filed 1995-09-06
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to          .

Commission file number 1-6140

                       DILLARD DEPARTMENT STORES, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                   71-0388071
         (State or other                           (IRS Employer
         jurisdiction of                           Identification Number)
         incorporation or organization)

                1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS A COMMON STOCK as of July 29, 1995      109,028,595
CLASS B COMMON STOCK as of July 29, 1995        4,017,061

                      PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)
                                                July 29    January 28     July 30
                                                 1995         1995         1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $48,564      $51,095      $49,502
  Trade accounts receivable                      996,252    1,102,104      986,112
  Merchandise inventories                      1,458,574    1,362,756    1,361,721
  Other current assets                            10,439        8,847       11,258
        TOTAL CURRENT ASSETS                   2,513,829    2,524,802    2,408,593

INVESTMENTS AND OTHER ASSETS                      73,783       68,810       69,690
PROPERTY AND EQUIPMENT, NET                    1,973,515    1,911,453    1,879,245
CONSTRUCTION IN PROGRESS                          54,528       49,469       43,690
BUILDINGS UNDER CAPITAL LEASES                    22,152       23,223       24,266

                                              $4,637,807   $4,577,757   $4,425,484

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $572,831     $545,522     $525,591
  Commercial paper                                51,588       89,906      115,947
  Federal and state income taxes                   7,259       65,454       15,980
  Current portion of long-term debt              130,768       55,903      115,501
  Current portion of capital lease obligations     2,160        2,173        2,102
        TOTAL CURRENT LIABILITIES                764,606      758,958      775,121

LONG-TERM DEBT                                 1,153,732    1,178,503    1,184,768
CAPITAL LEASE OBLIGATIONS                         21,234       22,279       23,380
DEFERRED INCOME TAXES                            294,450      294,450      282,648

STOCKHOLDERS' EQUITY
  Preferred Stock                                    440          440          440
  Common Stock                                     1,130        1,130        1,130
  Additional paid-in capital                     624,086      624,086      623,024
  Retained earnings                            1,778,129    1,697,911    1,534,973
                                               2,403,785    2,323,567    2,159,567

                                              $4,637,807   $4,577,757   $4,425,484

See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)


                                           Three Months Ended         Six Months Ended         Twelve Months Ended
                                          July 29     July 30       July 29     July 30       July 29     July 30
                                            1995        1994          1995        1994          1995        1994

Net sales (including leased
  departments)                           $1,265,066  $1,184,316    $2,591,820  $2,468,257    $5,669,366  $5,331,008
Service charges, interest, and other         44,826      45,548        92,348      93,570       181,563     182,471
                                          1,309,892   1,229,864     2,684,168   2,561,827     5,850,929   5,513,479

Cost and expenses:
  Cost of sales                             824,946     774,798     1,706,874   1,627,877     3,693,625   3,470,807
  Advertising, selling, administrative
    and general expenses                    330,961     309,827       658,421     621,037     1,365,737   1,274,482
  Depreciation and amortization              50,354      46,013        98,170      91,729       196,740     181,699
  Rentals                                    11,185      12,612        22,814      26,007        61,723      65,730
  Interest and debt expense                  30,133      32,169        57,547      62,821       119,008     127,309
                                          1,247,579   1,175,419     2,543,826   2,429,471     5,436,833   5,120,027
     INCOME BEFORE INCOME TAXES              62,313      54,445       140,342     132,356       414,096     393,452
Federal and state income taxes               23,680      20,690        53,330      50,295       157,355     157,670
     NET INCOME                              38,633      33,755        87,012      82,061       256,741     235,782
Retained earnings at beginning
  of period                               1,742,899   1,503,488     1,697,911   1,457,443     1,534,973   1,308,249
                                          1,781,532   1,537,243     1,784,923   1,539,504     1,791,714   1,544,031
Cash dividends declared                      (3,403)     (2,270)       (6,794)     (4,531)      (13,585)     (9,058)
     RETAINED EARNINGS AT END
       OF PERIOD                         $1,778,129  $1,534,973    $1,778,129  $1,534,973    $1,778,129  $1,534,973

Net income per common share                   $0.34       $0.30         $0.77       $0.73         $2.27       $2.09
Cash dividends declared per common share      $0.03       $0.02         $0.06       $0.04         $0.12       $0.08
Average shares outstanding                  113,106     113,042       113,076     113,022       113,041     112,968


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                        Six Months Ended
                                                       July 29    July 30
                                                        1995       1994
OPERATING ACTIVITITES
   Net income                                          $87,012    $82,061
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    98,910     92,533
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable         105,852    110,418
         Increase in merchandise inventories and
           other current assets                        (97,410)   (64,059)
         Increase in investments and other assets       (5,713)   (18,384)
         Decrease in trade accounts payable and
           accrued expenses and income taxes           (30,887)   (39,655)
            NET CASH PROVIDED BY OPERATING ACTIVITIES  157,764    162,914

INVESTING ACTIVITIES
   Purchase of property and equipment                 (164,220)  (117,460)
            NET CASH USED IN INVESTING ACTIVITIES     (164,220)  (117,460)

FINANCING ACTIVITIES
   Net decrease in commercial paper                    (38,318)   (29,329)
   Proceeds from long-term borrowings                  109,150
   Principal payments on long-term debt and
     capital lease obligations                         (60,114)   (11,466)
   Dividends paid                                       (6,793)    (6,791)
   Common stock sold                                                  390
            NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITES                      3,925    (47,196)

DECREASE IN CASH AND CASH EQUIVALENTS                   (2,531)    (1,742)
Cash and cash equivalents at beginning of period        51,095     51,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $48,564    $49,502



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 1996 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 1995.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories. Under this method, at July 29, 1995, and July 30, 1994, the LIFO cost of merchandise inventories was approximately $1,000,000 and $15,500,000, respectively, less than the first-in, first-out (FIFO) cost. At January 28, 1995, the LIFO cost of merchandise inventories was approximately equal to FIFO cost. At January 29, 1994 the LIFO cost of merchandise inventories was approximately $13,200,000 less than FIFO cost.

3. Net sales include leased department sales of $8,620,000 and $10,035,000 for the quarters ending July 29, 1995 and July 30, 1994, respectively. Leased department sales for the six months ending July 29, 1995 and July 30, 1994 were $15,892,000 and $18,893,000, respectively. Leased department sales for the twelve months ending July 29, 1995 and July 30, 1994 were $43,235,000 and $55,650,000, respectively.

4. On June 1, 1995, the Company issued $100,000,000 aggregate principal amount of its 6.875% coupon, (6.99% yield to maturity) notes due June 1, 2005. The notes were sold in an underwritten public offering.

5. On July 13, 1995, the Company announced that it had entered into an agreement for the acquisition of Gonzalez Padin Co., Inc., a San Juan, Puerto Rico based retailer. Gonzalez Padin operates seven department stores in Puerto Rico with total 1994 sales volume of $65 million in 382,000 square feet.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                  Three Months Ended     Six Months Ended     Twelve Months Ended
                                  July 29   July 30     July 29   July 30     July 29   July 30
                                    1995      1994        1995      1994        1995      1994
Net sales                           100.00%   100.00%     100.00%   100.00%     100.00%   100.00%

Cost of sales                        65.21%    65.42%      65.86%    65.95%      65.15%    65.10%
Gross profit                         34.79%    34.58%      34.14%    34.05%      34.85%    34.90%


Advertising, selling, administrative
  and general expenses               26.16%    26.16%      25.40%    25.16%      24.09%    23.91%
Depreciation and amortization         3.98%     3.89%       3.79%     3.72%       3.47%     3.41%
Rentals                               0.89%     1.06%       0.88%     1.05%       1.08%     1.23%
Interest and debt expense             2.38%     2.72%       2.22%     2.55%       2.10%     2.39%
     Total operating expenses        33.41%    33.83%      32.29%    32.48%      30.74%    30.94%


Other income                          3.54%     3.85%       3.56%     3.79%       3.20%     3.42%
Income before income taxes            4.92%     4.60%       5.41%     5.36%       7.31%     7.38%
Federal and state income taxes        1.87%     1.75%       2.05%     2.04%       2.78%     2.96%
Net income                            3.05%     2.85%       3.36%     3.32%       4.53%     4.42%


Sales for the second quarter of 1995 were $1,265,066,000 as compared to $1,184,316,000 for the second quarter of 1994. This is an increase of 7%. The sales increase for comparable stores was 4%. The six month sales increase for 1995 over 1994 was 5%. For comparable stores the increase was 2%. The twelve month sales increase for 1995 over 1994 was 6%, for comparable stores the increase was 4%.

Cost of sales decreased from 65.42% of net sales for the second quarter of 1994 to 65.21% for the second quarter of 1995. For the six months ended July 29, 1995 the decrease was from 65.95% to 65.86%. For the twelve months ended July 29, 1995 and July 30, 1994, there was a slight increase from 65.10% to 65.15%.

Advertising, selling, administrative and general expenses remained constant at 26.16% of net sales for the second quarter of 1995 compared to the second quarter of 1994. For the six months ended July 29, 1995 and July 30, 1994 these expenses increased as a percentage of net sales from 25.16% to 25.40%. For the twelve months ended July 29, 1995 and July 30, 1994 they increased from 23.91% to 24.09%. These increases were primarily due to an increase in payroll expense in the selling area.

Depreciation and amortization expense as a percentage of net sales increased from 3.89% in the second quarter of 1994 to 3.98% in the second quarter of 1995. For the six months ended July 29, 1995 and July 30, 1994 these expenses increased as a percentage or net sales from 3.72% to 3.79%. For the twelve months ended July 29, 1995 and July 30, 1994 the increase was from 3.41% to 3.47%. These increases were primarily due to a higher proportion of the Company's properties being owned rather than leased.

Rental expense decreased from 1.06% of net sales for the second quarter of 1994 to .89% of net sales for the second quarter of 1995. For the six months ended July 29, 1995 and July 30, 1994 these expenses decreased as a percentage of sales from 1.05% to
 .88%. For the twelve months ended July 29, 1995 and July 30, 1995 the decrease was from 1.23% to 1.08%. These decreases were primarily due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense decreased from 2.72% of net sales for the second quarter of 1994 to 2.38% for the second quarter of 1995 . For the six months ended July 29, 1995 and July 30, 1994 these expenses decreased as a percentage of net sales from 2.55% to 2.22%. For the twelve months ended July 29, 1995 and July 30, 1994 the decrease was from 2.39% to 2.10%. Interest and debt expense declined as a percentage of net sales due to an overall lower level of debt partially offset by higher interest rates on short-term debt.

Service charges, interest and other income decreased from 3.85% of net sales in the second quarter of 1994 to 3.54% of net sales in 1995. For the six months ended July 29, 1995 and July 30, 1994 the decrease was from 3.79% to 3.56%. For the twelve months ended July 29, 1995 and July 30, 1994 the decrease was from 3.42% to 3.20%. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

The effective federal and state income tax rate was 38% for the second quarter of 1995 and 1994.

Financial Condition

The Company's working capital was $1,749,223,000 at July 29, 1995, $1,765,844,000 at January 28, 1995, and $1,633,472,000 at July 30,
1994. The current ratio for these periods was 3.3, 3.3 and 3.1, respectively. The long-term debt to capitalization ratio was 32.8%, 34.1% and 35.9% at July 29, 1995, January 28, 1995, and July
30, 1994, respectively.

On June 1, 1995, the Company issued $100,000,000 6.875% notes due
June 1, 2005. The proceeds were used to reduce short-term borrowings. At July 29, 1995, the Company had available for issuance $100 million aggregate principal amount of unsecured debt covered by an effective registration statement.

The Company invested $164,220,000 in capital expenditures for the six months ended July 29, 1995 as compared to $117,460,000 for the six months ended July 30, 1994. In 1995, the Company plans to build eleven stores, two of which will be replacement stores and to remodel and expand eight additional stores. In 1994, the Company opened nine stores, two of which were replacement stores, and significantly remodeled and expanded two additional stores.

Merchandise inventories increased by 7% from $1,361,721,000 at July 30, 1994 to $1,458,574,000 at July 29, 1995. This increase was due to the opening of seven new stores in 1994 and four stores in the first six months of 1995. On a comparable store basis, the rate of increase in merchandise inventories was 2.5%.

Fluctuations in certain other balance sheet accounts between January 28, 1995 and July 29, 1995 reflect normal seasonal variations within the retail industry.

                       PART II  OTHER INFORMATION



ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

   Six Months Ended                    Fiscal Year Ended

 July 29  July 30   January 28 January 29 January 30  February 1  February 2
  1995    1994         1995       1994       1993        1992         1991

 3.05     2.81         3.72       3.57       3.59        3.40         3.38




ITEM 6    Exhibits and Reports on Form 8-K

(a) Exhibit (11):  Statement re:  Computation of Per Share Earnings
    Exhibit (12):  Statement re:  Computation of Ratio of Earnings to Fixed
                                  Charges



(b) Reports on Form 8-K filed during the second quarter:

       None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DILLARD DEPARTMENT STORES, INC.
                                  (Registrant)


DATE: September 6, 1995           /s/ James I. Freeman
                                      James I. Freeman
                                      Senior Vice President & Chief Financial
                                      Officer
                                      Principal Financial & Accounting Officer)

                               EXHIBIT INDEX

                            Exhibits to Form 10-Q




Exhibit Number             Exhibit

 11      Statement re:  Computation of Per Share Earnings
 12      Statement re:  Computation of Ratio of Earnings to Fixed Charges