Form 10-Q
period 1995-10-28
DILLARD DEPARTMENT STORES INC
filed 1995-12-11
CIK 28917

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q

                           (Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 28, 1995
                               OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of October 28, 1995   109,028,727
CLASS B COMMON STOCK as of October 28, 1995     4,016,929

                      PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                              October 28   January 28   October 29
                                                 1995         1995         1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $59,351      $51,095      $46,318
  Trade accounts receivable                    1,017,268    1,102,104      999,248
  Merchandise inventories                      1,892,616    1,362,756    1,742,353
  Other current assets                            20,631        8,847       18,807
        TOTAL CURRENT ASSETS                   2,989,866    2,524,802    2,806,726

INVESTMENTS AND OTHER ASSETS                      79,189       68,810       66,741
PROPERTY AND EQUIPMENT, NET                    2,056,578    1,911,453    1,918,933
CONSTRUCTION IN PROGRESS                          23,611       49,469       28,931
BUILDINGS UNDER CAPITAL LEASES                    21,617       23,223       23,745

                                              $5,170,861   $4,577,757   $4,845,076

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $900,455     $545,522     $853,510
  Commercial paper                               192,848       89,906      150,107
  Federal and state income taxes                  25,606       65,454       31,524
  Current portion of long-term debt              132,029       55,903      115,742
  Current portion of capital lease obligations     2,154        2,173        2,146
        TOTAL CURRENT LIABILITIES              1,253,092      758,958    1,153,029

LONG-TERM DEBT                                 1,151,204    1,178,503    1,179,593
CAPITAL LEASE OBLIGATIONS                         20,696       22,279       22,827
DEFERRED INCOME TAXES                            294,450      294,450      282,648

STOCKHOLDERS' EQUITY
  Preferred stock                                    440          440          440
  Common stock                                     1,130        1,130        1,130
  Additional paid-in capital                     624,086      624,086      623,024
  Retained earnings                            1,825,763    1,697,911    1,582,385
                                               2,451,419    2,323,567    2,206,979

                                              $5,170,861   $4,577,757   $4,845,076

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)

                                           Three Months Ended     Nine Months Ended            Twelve Mo
                                         October 28  October 29    October 28  October 29    October 28
                                            1995        1994          1995        1994          1995
Net sales (including leased
  departments)                           $1,405,626  $1,333,630    $3,997,446  $3,801,887    $5,741,362
Service charges, interest, and other         45,967      44,775       138,315     138,345       182,755
                                          1,451,593   1,378,405     4,135,761   3,940,232     5,924,117

Cost and expenses:
  Cost of sales                             915,525     866,249     2,622,399   2,494,126     3,742,901
  Advertising, selling, administrative
    and general expenses                    359,743     336,329     1,018,164     957,366     1,389,151
  Depreciation and amortization              53,496      50,966       151,666     142,695       199,270
  Rentals                                    11,101      12,176        33,915      38,183        60,648
  Interest and debt expense                  29,433      30,748        86,980      93,569       117,693
                                          1,369,298   1,296,468     3,913,124   3,725,939     5,509,663
     INCOME BEFORE INCOME TAXES              82,295      81,937       222,637     214,293       414,454
Federal and state income taxes               31,270      31,135        84,600      81,430       157,490
     NET INCOME                              51,025      50,802       138,037     132,863       256,964
Retained earnings at beginning
  of period                               1,778,129   1,534,973     1,697,911   1,457,443     1,582,385
Cash dividends declared                      (3,391)     (3,390)      (10,185)     (7,921)      (13,586)
     RETAINED EARNINGS AT END
       OF PERIOD                         $1,825,763  $1,582,385    $1,825,763  $1,582,385    $1,825,763

Net income per common share                   $0.45       $0.45         $1.22       $1.18         $2.27
Cash dividends declared per common share      $0.03       $0.03         $0.07       $0.07         $0.12
Average shares outstanding                  113,264     113,004       113,139     113,016       113,106


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                       Nine Months Ended
                                                      October 28  October 29
                                                         1995        1994


OPERATING ACTIVITITES
   Net income                                          $138,037    $132,863
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    152,789     143,868
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable           84,836      97,282
         Increase in merchandise inventories and
           other current assets                        (541,644)   (452,240)
         Decrease in investments and other assets       (11,502)    (15,804)
         Increase in trade accounts payable and
           accrued expenses and income taxes            315,095     300,429
            NET CASH PROVIDED BY OPERATING ACTIVITIES   137,611     206,398

INVESTING ACTIVITIES
   Purchase of property and equipment                  (269,327)   (192,834)
            NET CASH USED IN INVESTING ACTIVITIES      (269,327)   (192,834)

FINANCING ACTIVITIES
   Net increase in commercial paper                     102,942       4,831
   Proceeds from long-term borrowings                   109,150
   Principal payments on long-term debt and
     capital lease obligations                          (61,925)    (16,909)
   Dividends paid                                       (10,195)     (6,802)
   Common stock sold                                                    390
            NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES                     139,972     (18,490)
DECREASE IN CASH AND CASH EQUIVALENTS                     8,256      (4,926)

Cash and cash equivalents at beginning of period         51,095      51,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $59,351     $46,318



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 1996 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 1995.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories. Under this method, at October 28, 1995, and October 29, 1994, the LIFO cost of merchandise inventories was approximately $1.8 million and $16.3 million, respectively, less than the first-in, first-out
(FIFO) cost. At January 28, 1995, the LIFO cost of merchandise inventories was approximately equal to FIFO cost. At January 29, 1994 the LIFO cost of merchandise inventories was approximately $13.2 million less than FIFO cost.

3. Net sales include leased department sales of $7.3 million and $8.9 million for the quarters ended October 28, 1995 and October 29, 1994, respectively. Leased department sales for the nine months ended October 28, 1995 and October 29, 1994 were $23.2 million and $27.9 million, respectively. Leased department sales for the twelve months ended October 28, 1995 and October 29, 1994 were $41.6 million and $51.3 million, respectively.

4. On June 1, 1995, the Company issued $100 million aggregate principal amount of its 6.875%, notes (6.99% yield to maturity) due June 1, 2005. The notes were sold in an underwritten public offering and the proceeds were used to reduce short-term borrowings.

5. On July 13, 1995, the Company announced it had entered into an agreement for the acquisition of Gonzalez Padin Co., Inc., a San Juan, Puerto Rico, based retailer, including the location of a new facility in the Plaza Las Americas Mall in San Juan. The transaction was subject to negotiation and/or satisfaction of various conditions. On September 15, 1995, the Company announced that a final agreement among the various parties had not been achieved and that, accordingly, negotiations had been terminated.

6. On December 7, 1995 the Company filed Amendment No. 1 to a registration statement on Form S-3 for the purpose of registering $300 million of debt securities. These securities will be in addition to the $100 million of debt securities that the Company currently has available which are covered by an effective registration statement.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

                                 Three Months Ended      Nine Months Ended      Twelve Months Ended
                                 October 28 October 29   October 28 October 29  October 28 October 29
                                    1995       1994         1995       1994        1995       1994
Net sales                             100.0%     100.0%       100.0%    100.0%       100.0%    100.0%

Cost of sales                          65.1       65.0         65.6      65.6         65.2      65.3
Gross Profit                           34.9       35.0         34.4      34.4         34.8      34.7


Advertising, selling, administrative
  and general expenses                 25.6       25.2         25.5      25.2         24.2      23.9
Depreciation and amortization           3.8        3.8          3.8       3.7          3.5       3.4
Rentals                                 0.8        0.9          0.8       1.0          1.1       1.2
Interest and debt expense               2.1        2.3          2.2       2.5          2.0       2.3
     Total operating expenses          32.3       32.2         32.3      32.4         30.8      30.8


Other income                            3.3        3.3          3.5       3.6          3.2       3.4
Income before income taxes              5.9        6.1          5.6       5.6          7.2       7.3
Federal and state income taxes          2.3        2.3          2.1       2.1          2.7       2.8
Net income                              3.6        3.8          3.5       3.5          4.5       4.5


Sales for the third quarter of 1995 were $1,405.6 million as compared to $1,333.6 million for the third quarter of 1994. This is an increase of 5%. The sales increase for comparable stores was 2%. The nine month sales increase for 1995 over 1994 was 5%. The year to date comparable stores sales increase was 2%. The twelve month sales increase for 1995 over 1994 was 6%, for comparable stores the increase was 3%.

Cost of sales increased slightly from 65.0% of net sales for the third quarter of 1994 to 65.1% for the third quarter of 1995. For the nine months ended October 28, 1995 the cost of sales as a percent of net sales remained constant at 65.6%. For the twelve months ended October 28, 1995 and October 29, 1994, there was a slight decrease from 65.3% to 65.2%.

Advertising, selling, administrative and general expenses increased to 25.6% of net sales for the third quarter of 1995 compared to 25.2% for the third quarter of 1994. For the nine months ended October 28, 1995 and October 29, 1994 these expenses increased as a percentage of net sales from 25.2% to 25.6%. For the twelve months ended October 28, 1995 and October 29, 1994 they increased from 23.9% to 24.2%. These increases were primarily due to an increase in payroll expense in the selling area.

Depreciation and amortization expense as a percentage of net sales remained constant at 3.8% in the third quarter of 1995 and 1994. For the nine months ended October 28, 1995 and October 29, 1994 these expenses increased as a percentage of net sales from 3.7% to 3.8%. For the twelve months ended October 28, 1995 and October 29, 1994 the increase was from 3.4% to 3.5%. This was due to a higher proportion of the Company's properties being owned rather than leased.

Rental expense decreased slightly from .9% of net sales for the third quarter of 1994 to .8% for the third quarter of 1995. For the nine months ended October 28, 1995 and October 29, 1994 these expenses decreased as a percent of net sales from 1.0% to .8%. For the twelve months ended October 28, 1995 and October 29, 1994 the decrease was from 1.2% to 1.1%. This was due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense decreased from 2.3% of net sales for the third quarter of 1994 to 2.1% for the third quarter of 1995. For the nine months ended October 28, 1995 and October 29, 1994 this income decreased as a percentage of net sales from 2.5% to 2.2%. For the twelve months ended October 28, 1995 and October 29, 1994 the decrease was from 2.3% to 2.0%. Interest and debt expense declined as a percentage of net sales due to an overall lower level of debt expense partially offset by higher interest rates on short-term debt.

Service charges, interest and other income remained constant at 3.3% of net sales for the third quarter in 1995 and 1994. For the nine months ended October 28, 1995 and October 29, 1994 these expenses decreased as a percentage of sales from 3.6% to 3.5%. For the twelve months ended October 28, 1995 and October 29, 1994 the decrease was from 3.4% to 3.2%. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

The effective federal and state income tax rate was 38% for the third quarter of 1995 and 1994.

Financial Condition

The Company's working capital was $1,736.8 million at October 28, 1995, $1,765.8 million at January 28, 1995, and $1,653.7 million at October 29, 1994. The current ratio for these periods was 2.4, 3.3 and 2.4, respectively. The ratio of long-term debt to capitalization was 32.3%, 34.1% and 35.3% at October 28, 1995, January 28, 1995, and October 29, 1994, respectively.

On June 1, 1995, the Company issued $100 million 6.875% notes due June 1, 2005. The proceeds were used to reduce short-term borrowings. At October 28, 1995, the Company had available for issuance $100 million aggregate principal amount of unsecured debt covered by an effective registration statement. On December 7, 1995, the Company filed Amendment No. 1 to a registration statement on Form S-3 for the purpose of registering $300 million of debt securities.

The Company invested $269.3 million in capital expenditures for the nine months ended October 28, 1995 as compared to $192.8 million for the nine months ended October 29, 1994. In 1995, the Company has built eleven new stores, two of which were replacement stores, and remodeled and expanded eight additional stores. In 1994, the Company opened nine new stores, two of which were replacement stores, and significantly remodeled and expanded two additional stores.

Merchandise inventories increased by 9% from $1,742.4 million at October 29, 1994 to $1,892.6 million at October 28, 1995. This increase was primarily due to the opening of one new store in the fourth quarter of 1994 and nine stores in the first three quarters of 1995. In addition, merchandise increased by 4.3% on a comparable store basis.

Fluctuations in certain other balance sheet accounts between January 28, 1995 and October 28, 1995 reflect normal seasonal variations within the retail industry.

ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Nine Months Ended                      Fiscal Year Ended
 Oct. 28,  Oct. 29,  Jan. 28, Jan. 29, Jan. 30,  Feb. 1,  Feb. 2,
  1995      1994       1995    1994     1993      1992     1991
  3.18      2.97       3.72    3.57     3.59      3.41     3.38




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

                                  DILLARD DEPARTMENT STORES, INC.
                                          (Registrant)


DATE:   December  8, 1995          /s/ James I. Freeman
                                       James I. Freeman
                          Senior Vice President & Chief Financial Officer
                            (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q




Exhibit Number             Exhibit

 11                 Statement re:  Computation of Per Share Earnings
 12                 Statement re:  Computation of Ratio of Earnings to
                    Fixed Charges