Form 10-K
period 1996-02-03
DILLARD DEPARTMENT STORES INC
filed 1996-05-02
CIK 28917

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 3, 1996

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [  ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 1996:
$3,664,270,540

Indicate the number of shares outstanding of each of the
Registrant's classes of common stock as of March 29, 1996:
     Class A Common Stock, no par value    109,270,507
     Class B Common Stock, no par value      4,016,929

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the fiscal year ended February 3, 1996 (the "Report") are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1996 (the "Proxy Statement") are incorporated by reference into Part III.

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

      For additional information with respect to the Registrant's business, reference is made to information contained on page 19, under the heading "Dillard's Locations," page 22 under the headings "Net Sales," "Net Income," "Total Assets" and "Number of Employees -
       Average," and page 40 of the Report, which information is incorporated herein by reference.


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

Name                    Age   Position and Office           Family Relationships

William Dillard         81    Chairman of the Board;        Father of William
                              Chief Executive Officer       Dillard, II, Drue
                                                            Corbusier, Alex
                                                            Dillard and Mike
                                                            Dillard

William Dillard, II     51    Director; President           Son of
                              & Chief Operating Officer     William Dillard

Alex Dillard            46    Director; Executive           Son of
                              Vice President                William Dillard

Mike Dillard            44    Director; Executive           Son of
                              Vice President                William Dillard

H. Gene Baker           57    Vice President                None

G. Kent Burnett         51    Vice President                None

Drue Corbusier          49    Director; Vice President      Daughter of
                                                            William Dillard

James E. Darr, Jr.      53    Senior Vice President;        None
                              Secretary and General
                              Counsel

David M. Doub           49    Vice President                None

John A. Franzke         64    Vice President                None

James I. Freeman        46    Director; Senior Vice         None
                              President; Chief Financial
                              Officer

Randal L. Hankins       45    Vice President                None

T. R. Gastman           66    Vice President                None

Bernard Goldstein       63    Vice President                None

Roy J. Grimes           58    Vice President                None

Harry D. Passow         56    Vice President                None

ITEM 2.  PROPERTIES.

      All of the Registrant's stores are owned or leased from a wholly-owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based upon a percentage of net sales with a guaranteed minimum annual rent, while the lease terms between the Registrant and its wholly-owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to these leases. At fiscal year end there were 238 stores in operation with gross square footage of 37,300,000. The Company owned or leased from a wholly-owned subsidiary a total of 173 stores with 27,400,000 square feet. The Company leased 65 stores from third parties which totalled 9,900,000 square feet. For additional information with respect to the Registrant's properties and leases, reference is made to information contained on page 19 under the heading "Dillard's Locations," and Notes 4, 9 and 10, "Notes to Consolidated Financial Statements," on pages 35, 37 and 38 of the Report, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company has no material legal proceedings pending against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained page 40 of the Report, which information is incorporated herein by reference. As of March 29, 1996, there were 6,638 record holders of the Company's Class A Common Stock and 9 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      Reference is made to information under the heading "Table of Selected Financial Data" on pages 22 and 23 of the Report, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      Reference is made to information under the heading
      "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 24 through 27 of the Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and notes thereto included on pages 28 through 39 of the Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      A.    Directors of the Registrant.

            Information regarding directors of the Registrant is incorporated herein by reference to the information on pages 4 through 6 under the heading "Nominees for Election as Directors" and page 10 under the heading "Section 16(a) Reporting Delinquencies" in the Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning on page 6 under the heading
      "Compensation of Directors and Executive Officers" and concluding on page 8 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

      (a)(1)      Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8:

      Consolidated Balance Sheets - February 3, 1996 and January 28, 1995 Consolidated Statements of Income - Fiscal years ended February 3, 1996,
            January 28, 1995 and January 29, 1994
      Consolidated Statements of Stockholders' Equity - Fiscal years ended
            February 3, 1996, January 28, 1995 and January 29, 1994 Consolidated Statements of Cash Flows - Fiscal years ended
            February 3, 1996, January 28, 1995 and January 29, 1994
      Notes to Consolidated Financial Statements - Fiscal years ended
            February 3, 1996, January 28, 1995 and January 29, 1994


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

  (a)(3)   Exhibits and Management Compensatory Plans
Exhibits

The following exhibits are filed pursuant to Item 14(c):

Number                        Description

* 3(a)      Restated Certificate of Incorporation (Exhibit 3 to Form
            10-Q for the quarter ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect. (Exhibit 3(b) to Form 10-
            K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-
            85556)
* 4(b)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-
            8859)
* 4(c)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of April 15, 1987 (Exhibit 4.3 in 33-13534)
* 4(d)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of May 15, 1988, as supplemented (Exhibit 4 in
            33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to
            Current Report on Form 8-K dated September 26, 1990 in 1-
            6140)
* 4(e)      Indenture between Dillard Investment Co., Inc. and
            Chemical Bank, Trustee, dated as of April 15, 1987, as
            supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in
            33-25113)
*10(a)      Retirement Contract of William Dillard dated October 17,
            1990 (Exhibit (10) to Form 10-K for the fiscal year ended
            February 2, 1991 in 1-6140)
*10(b)      1990 Incentive and Nonqualified Stock Option Plan
            (Exhibit 10(b) to Form 10-K for the fiscal year ended
            January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan (Exhibit
            10(c) to Form 10-K for the fiscal year ended January 29,
            1994 in 1-6140)
*10(d)      Senior Management Cash Bonus Plan (Exhibit 10(d) to Form
            10-K for the fiscal year ended January 28, 1995 in 1-6140)
 11         Statement Re:  Computation of Per Share Earnings
 12         Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 13         Incorporated portions of the Annual Stockholders Report
            for the fiscal year ended February 3, 1996
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
____________
* Incorporated herein by reference as indicated.

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

                                       Dillard Department Stores, Inc.
                                                Registrant

                                         /s/  James I. Freeman

Date May 2,1996                           James I. Freeman, Senior Vice
                                          President and Chief Financial Officer
                                         (Principal Financial & Accounting
                                          Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


/s/William Dillard                  /s/Drue Corbusier
William Dillard                     Drue Corbusier
Chairman and Chief Executive        Vice President and Director
 Officer (Principal Executive
 Officer)

/s/Calvin N. Clyde, Jr.             /s/Robert C. Connor
Calvin N. Clyde, Jr.                Robert C. Connor
Director                            Director

/s/Will D. Davis                    /s/Alex Dillard
Will D. Davis                       Alex Dillard
Director                            Executive Vice President
                                     and Director

/s/Mike Dillard                     /s/William Dillard, II
Mike Dillard                        William Dillard, II
Executive Vice President and        President and Chief Operating
Director                            Officer and Director


/s/James I. Freeman                 /s/William H. Sutton
James I. Freeman                    William H. Sutton
Senior Vice President and Chief     Director
Financial Officer and Director

/s/John Paul Hammerschmid t         /s/William B. Harrison, Jr.
John Paul Hammerschmidt             William B. Harrison, Jr.
Director                            Director

/s/J. M. Hessels                    /s/John H. Johnson
J. M. Hessels                       John H. Johnson
Director                            Director

/s/E. Ray Kemp
E. Ray Kemp
Director

                                    Date May 2, 1996

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Dillard Department Stores, Inc.
Little Rock, Arkansas

We have audited the consolidated financial statements of Dillard Department Stores, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and for each of the three years in the period ended February 3, 1996, and have issued our report thereon dated March 4, 1996; such consolidated financial statements and report (which report includes an explanatory paragraph relating to a change in accounting for the impairment of long-lived assets and for long-lived assets to be disposed of) are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference.
Our audits also included the consolidated financial statement schedule of Dillard Department Stores, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
March 4, 1996

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

    Allowance for losses
    on accounts receivable:

    Year ended
       February 3, 1996:        $15,307       52,522            708 (1)     49,009 (2)   $19,528

    Year ended
       January 28, 1995:        $15,214       44,922                        44,829 (2)   $15,307

    Year ended
       January 29, 1994:        $15,790       43,036                        43,612 (2)   $15,214



    (1)   Represents the allowance for losses on accounts acquired.

    (2) Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).

                             EXHIBIT INDEX

Number                        Description

* 3(a)      Restated Certificate of Incorporation (Exhibit 3
            to Form 10-Q for the quarter ended August 1, 1992
            in 1-6140)
* 3(b)      By-Laws as currently in effect (Exhibit 3(b) to
            Form 10-K for the fiscal year ended January 30,
            1993, in 1-6140)
* 4(a)      Indenture between the Registrant and Chemical
            Bank, Trustee, dated as of October 1, 1985
            (Exhibit (4) in 2-85556)
* 4(b)      Indenture between the Registrant and Chemical
            Bank, Trustee, dated as of October 1, 1986
            (Exhibit (4) in 33-8859)
* 4(c)      Indenture between Registrant and Chemical Bank,
            Trustee, dated as of April 15, 1987 (Exhibit 4.3
            in 33-13534)
 * 4(d)     Indenture between Registrant and Chemical Bank,
            Trustee, dated as of May 15, 1988, as supplemented
            (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114
            and Exhibit 4(c) to Current Report on Form 8-K
            dated September 26, 1990 in 1-6140)
* 4(e)      Indenture between Dillard Investment Co., Inc. and
            Chemical Bank, Trustee, dated as of April 15,
            1987, as supplemented (Exhibit 4.1 in 33-13535 and
            Exhibit 4.2 in 33-25113)
*10(a)      Retirement Contract of William Dillard dated
            October 17, 1990 (Exhibit (10) to Form 10-K for
            the fiscal year ended February 2, 1991 in 1-6140)
*10(b)      1990 Incentive and Nonqualified Stock Option Plan
            (Exhibit 10(b) to Form 10-K for the fiscal year
            ended January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan
            (Exhibit 10(c) to Form 10-K for the fiscal year
            ended January 29, 1994 in 1-6140)
*10(d)      Senior Management Cash Bonus Plan (Exhibit 10(d)
            to Form 10-K for the fiscal year ended January 28,
            1995 in 1-6140)
 11         Statement Re:  Computation of Per Share Earnings
 12         Statement Re:  Computation of Ratio of Earnings to
            Fixed Charges
 13         Incorporated portions of the Annual Stockholders
            Report for the fiscal year ended February 3, 1996
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
__________________
* Incorporated herein by reference as indicated.