Form 10-Q
period 1996-05-04
DILLARD DEPARTMENT STORES INC
filed 1996-06-17
CIK 28917

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 4, 1996               109,452,874
CLASS B COMMON STOCK as of May 4, 1996                 4,016,929

                     PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                May 4     February 3    April 29
                                                 1996        1996         1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $70,696      $58,442     $48,889
  Trade accounts receivable                    1,038,569    1,103,575   1,034,356
  Merchandise inventories                      1,750,318    1,486,045   1,584,719
  Other current assets                             6,237       10,163       9,410
        TOTAL CURRENT ASSETS                   2,865,820    2,658,225   2,677,374

INVESTMENTS AND OTHER ASSETS                      87,803       84,772      75,653
PROPERTY AND EQUIPMENT, NET                    2,010,346    1,980,790   1,942,851
CONSTRUCTION IN PROGRESS                          38,975       43,552      33,399
BUILDINGS UNDER CAPITAL LEASES                     9,347       11,196      22,831

                                              $5,012,291   $4,778,535  $4,752,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $700,305     $559,011    $660,364
  Commercial paper                               165,503      125,310     129,825
  Federal and state income taxes                  43,805       51,832      44,967
  Current portion of long-term debt              206,378      131,378      55,865
  Current portion of capital lease obligations     1,835        2,149       2,038
        TOTAL CURRENT LIABILITIES              1,117,826      869,680     893,059

LONG-TERM DEBT                                 1,081,004    1,157,864   1,173,998

CAPITAL LEASE OBLIGATIONS                         18,400       20,161      22,046
DEFERRED INCOME TAXES                            252,503      252,503     294,450

STOCKHOLDERS' EQUITY
  Preferred Stock                                    440          440         440
  Common Stock                                     1,135        1,131       1,130
  Additional paid-in capital                     636,475      625,249     624,086
  Retained earnings                            1,904,508    1,851,507   1,742,899
                                               2,542,558    2,478,327   2,368,555

                                              $5,012,291   $4,778,535  $4,752,108 **********

See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)

                                    Three Months Ended          Twelve Months End
                                    May 4       April 29       May 4    April 29
                                     1996         1995         1996       1995
Net sales (including leased
  departments)                      $1,453,302 $1,326,754   $6,044,586 $5,588,616 **********
Service charges, interest, and          48,451     47,522      180,029    182,285
                                     1,501,753  1,374,276    6,224,615  5,770,901

Cost and expenses:
  Cost of sales                        955,797    881,928    3,967,655  3,643,477
  Advertising, selling, administrative
    and general expenses               366,353    327,460    1,475,339  1,344,603
  Depreciation and amortization         50,334     47,816      194,323    192,399
  Rentals                               11,158     11,629       58,364     63,150
  Interest and debt expense             28,585     27,414      121,225    121,044
  Impairment charges                         -          -      126,559         -
                                     1,412,227  1,296,247    5,943,465  5,364,673
     INCOME BEFORE INCOME TAXES         89,526     78,029      281,150    406,228
Federal and state income taxes          33,125     29,650      105,945    154,365
     NET INCOME                         56,401     48,379      175,205    251,863
Retained earnings at beginning
  of period                          1,851,507  1,697,911    1,742,899  1,503,488
                                     1,907,908  1,746,290    1,918,104  1,755,351
Cash dividends declared                 (3,400)    (3,391)     (13,596)   (12,452)
     RETAINED EARNINGS AT END
       OF PERIOD                    $1,904,508 $1,742,899   $1,904,508 $1,742,899

Net income per common share              $0.50      $0.43        $1.55     $2.23
Cash dividends declared per com          $0.03      $0.03        $0.12     $0.11
Average shares outstanding             113,794    113,046      113,331   113,025


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                          Three Months
                                                       May 4    April 29
                                                        1996       1995


OPERATING ACTIVITITES
 Net income                                            $56,401    $48,379
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       50,716     48,153
    Changes in operating assets and liabilities:
     Decrease in trade accounts receivable              65,006     67,748
     Increase in merchandise inventories and
       other current assets                           (260,347)  (222,526)
     Increase in investments and other assets           (3,413)    (7,180)
     Increase in trade accounts payable and accrued
       expenses and income taxes                       133,267     94,365
        NET CASH PROVIDED BY OPERATING ACTIVITIES       41,630     28,939

INVESTING ACTIVITIES
 Purchase of property and equipment                    (73,464)   (62,752)
        NET CASH USED IN INVESTING ACTIVITIES          (73,464)   (62,752)


FINANCING ACTIVITIES
 Net increase in commercial paper                       40,193     39,919
 Principal payments on long-term debt and
   capital lease obligations                            (3,935)    (4,911)
 Dividends paid                                         (3,400)    (3,401)
 Common stock issued                                    11,230          -
      NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                     44,088     31,607
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        12,254     (2,206)

Cash and cash equivalents at beginning of period        58,442     51,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $70,696    $48,889



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 1997 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1996.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories. Under this method, at May 4, 1996 the LIFO cost of merchandise inventories was approximately equal to the first-in, first-out (FIFO) cost. At April 29, 1995, the LIFO cost of merchandise inventories was approximately $500,000 less than the first-in, first-out
   (FIFO) cost. At February 3, 1996 and January 28, 1995, the LIFO cost of merchandise inventories was approximately equal to FIFO cost.

3. Net sales include leased department sales of $7 million and $7.3 million for the quarters ended May 4, 1996 and April 29, 1995, respectively. Leased department sales for the twelve months ended May 4, 1996 and April 29, 1995 were $38.2 million and $44.6 million, respectively.

4. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

5. On June 7, 1996, the Company issued $100 million aggregate principal amount of its 7.375% notes due June 1, 2006. The notes were sold in an underwritten public offering.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                 Three Months Ended    Twelve Months Ended
                                  May 4    April 29     May 4    April 29
                                   1996      1995        1996      1995

Net sales                           100.0%    100.0%      100.0%    100.0%

Cost of sales                        65.8      66.5        65.6      65.2
Gross Profit                         34.2      33.5        34.4      34.8


Advertising, selling, administrative
  and general expenses               25.2      24.7        24.4      24.1
Depreciation and amortization         3.4       3.6         3.2       3.4
Rentals                               0.8       0.9         1.0       1.1
Interest and debt expense             1.9       2.0         2.0       2.2
Impairment charges                    0.0       0.0         2.1       0.0
     Total operating expenses        31.3      31.2        32.7      30.8


Other income                          3.3       3.6         3.0       3.3
Income before income taxes            6.2       5.9         4.7       7.3
Federal and state income taxes        2.3       2.2         1.8       2.8
Net income                            3.9       3.7         2.9       4.5

   Sales for the first quarter of 1996 were $1,453.3 million as compared to $1,326.8 million for the first quarter of 1995. This is an increase of 10%. The sales increase for comparable stores was 6%. The twelve month sales increase for 1996 over 1995 was 8%; for comparable stores the increase was 4%. The majority of the increase in sales on a comparable store basis was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

   Cost of sales decreased from 66.5% of net sales for the first quarter of 1995 to 65.8% for the first quarter of 1996. This decrease was due to a lower level of markdowns in the first quarter of 1996 than in the first quarter of 1995. For the twelve months ended May 4, 1996 and April 29, 1995, the cost of sales increased from 65.2% to 65.6% of net sales. This increase was due to a slightly higher level of markdowns than in the prior year.

   Advertising, selling, administrative and general expenses increased from 24.7% of net sales for the first quarter of 1995 to 25.2% for the first quarter of 1996. For the twelve months ended May 4, 1996 and April 29, 1995, these expenses increased from 24.1% to 24.4% of net sales. The Company expensed the preopening costs associated with the seven new stores opened in the first quarter of 1996. In prior years the Company expensed all preopening costs for the year in the fourth quarter. Also, the bad debt expense increased as a percent of sales for the first quarter of 1996 as compared to the first quarter of 1995.

   Depreciation and amortization expense decreased slightly as a percentage of sales from 1995 in the three and twelve month periods ended May 4, 1996. This decrease was due to the write down of certain impaired assets in the fourth quarter of 1995, somewhat offset by the fact that a higher proportion of the Company's properties are owned rather than leased.

   Rental expense decreased slightly from .9% of net sales for the first quarter of 1995 to .8% for the first quarter of 1996. For the twelve months ended May 4, 1996 and April 29, 1995 the decrease was from 1.1% to 1.0%. This was due to a higher proportion of the Company's properties being owned rather than leased.

   Interest and debt expense decreased from 2.0% of net sales for the first quarter of 1995 to 1.9% of net sales for the first quarter of 1996. For the twelve months ended May 4, 1996 and April 29, 1995 the decrease was from 2.2% to 2.0%. Interest and debt expense declined as a percentage of net sales due to a lower level of debt relative to sales, partially offset by higher interest rates on short-term debt.

   Service charges, interest and other income decreased to 3.3% of net sales in the first quarter of 1996 from 3.6% of net sales in 1995. For the twelve months ended May 4, 1996 and April 29, 1995 this decrease was from 3.3% to 3.0%. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

   The effective federal and state income tax rate was 37% for the first quarter of 1996 and 38% for the first quarter of 1995.

   Financial Condition

   The Company's working capital was $1,747,994,000 at May 4, 1996, $1,788,545,000 at February 3, 1996, and $1,784,315,000 at April 29,
   1995. The current ratio for these periods was 2.6, 3.1 and 3.0, respectively. The long-term debt to capitalization ratio was 30.19%, 32.2% and 33.6% at May 4, 1996, February 3, 1996, and April 29, 1995,
   respectively. The ratio of long-term debt to capitalization is calculated by dividing the total amount of long-term debt and capitalized lease obligations by the sum of the total amount of long-term debt and capitalized lease obligations plus total equity. The changes in the above ratios were primarily caused by the increase in current maturity of long-term debt and the corresponding decrease in long-term debt.

   On June 7, 1996, the Company issued $100 million 7.375% notes due June 1, 2006. The proceeds were used to reduce short term borrowings.

   The Company invested $73,464,000 in capital expenditures for the three months ended May 4, 1996 as compared to $62,752,000 for the three months ended April 29, 1995. In 1996, the Company plans to build sixteen new stores, one of which will be a replacement store, and to expand and remodel three existing stores. In 1995, the Company opened eleven new stores, two of which were replacement stores, and expanded six stores.

   Merchandise inventories increased by 10% from $1,584,719,000 at April 29, 1995 to $1,750,318,000 at May 4, 1996. The Company operated 13 more stores at May 4, 1996 versus April 29, 1995. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 5%.

   Fluctuations in certain other balance sheet accounts between February 3, 1996 and May 4, 1996 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

                    PART II  OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 18, 1996. The matters submitted to a vote of the stockholders were the election of directors and a stockholder proposal requesting preparation of an employment practices report. The holders of Class A Common Stock elected five directors and the holders of Class B Common Stock elected ten directors. The individuals elected as directors and the votes received were as follows:

       Nominee                     For                    Against

Class A Nominees
Robert C. Connor                94,501,305               2,163,555
Will D. Davis                   94,493,359               2,171,501
John Paul Hammerschmidt         92,977,522               3,687,338
William B. Harrison             81,732,108              14,932,752
J.M. Hessels                    82,654,913              14,009,947


Class B Nominees
William Dillard                  4,010,760                       0
Calvin N. Clyde                  4,010,760                       0
Drue Corbusier                   4,010,760                       0
Alex Dillard                     4,010,760                       0
Mike Dillard                     4,010,760                       0
William Dillard II               4,010,760                       0
James I. Freeman                 4,010,760                       0
John H. Johnson                  4,010,760                       0
E. Ray Kemp                      4,010,760                       0
William H. Sutton                4,010,760                       0

The votes cast in connection with the stockholder proposal were as follows:

For    11,640,136.70    Against    72,209,279.65    Abstain   11,906,486.65

ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended                    Fiscal Year Ended
May 4  April 29    February 3 January 28  January 29  January 30  February 1
1996     1995        1996       1995        1994        1993         1992
3.69     3.37        2.76       3.72        3.57        3.59         3.41


ITEM 6    Exhibits and Reports on Form 8-K

       (a) Exhibit (11):  Statement re:  Computation of Per Share Earnings
           Exhibit (12):  Statement re:  Computation of Ratio of Earnings to
                                         Fixed Charges



       (b) Reports on Form 8-K filed during the first quarter:

           The Company filed a report dated June 4, 1996 relating to the issue of $100 million aggregate principal amount of 7.375% Notes maturing on June 1, 2006.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DILLARD DEPARTMENT STORES, INC.
                                    (Registrant)


DATE:  June 17, 1996             /s/ James I. Freeman
                                     James I. Freeman
                                     Senior Vice President & Chief Financial
                                     Officer
                                     (Principal Financial & Accounting Officer)

                               EXHIBIT INDEX

                            Exhibits to Form 10-Q



  Exhibit Number             Exhibit

          11                 Statement re:  Computation of Per Share Earnings
          12                 Statement re:  Computation of Ratio of Earnings
                                                    to Fixed Charges