Form 10-Q
period 1996-08-03
DILLARD DEPARTMENT STORES INC
filed 1996-09-13
CIK 28917

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 3, 1996        109,555,437
CLASS B COMMON STOCK as of August 3, 1996          4,016,929

                      PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)
                                               August 3    February 3     July 29
                                                 1996         1996         1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $68,768      $58,442      $48,564
  Trade accounts receivable                    1,008,554    1,103,575      996,252
  Merchandise inventories                      1,618,252    1,486,045    1,458,574
  Other current assets                            13,415       10,163       10,439
        TOTAL CURRENT ASSETS                   2,708,989    2,658,225    2,513,829

INVESTMENTS AND OTHER ASSETS                      88,903       84,772       73,783
PROPERTY AND EQUIPMENT, NET                    2,025,875    1,980,790    1,973,515
CONSTRUCTION IN PROGRESS                          77,053       43,552       54,528
BUILDINGS UNDER CAPITAL LEASES                     5,766       11,196       22,152

                                              $4,906,586   $4,778,535   $4,637,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $589,538     $559,011     $572,831
  Commercial paper                               129,952      125,310       51,588
  Federal and state income taxes                   2,429       51,832        7,259
  Current portion of long-term debt               81,089      131,378      130,768
  Current portion of capital lease obligations     1,596        2,149        2,160
        TOTAL CURRENT LIABILITIES                804,604      869,680      764,606

LONG-TERM DEBT                                 1,279,648    1,157,864    1,153,732
CAPITAL LEASE OBLIGATIONS                         14,789       20,161       21,234
DEFERRED INCOME TAXES                            226,689      252,503      294,450

STOCKHOLDERS' EQUITY
  Preferred Stock                                    440          440          440
  Common Stock                                     1,136        1,131        1,130
  Additional paid-in capital                     638,663      625,249      624,086
  Retained earnings                            1,940,617    1,851,507    1,778,129
                                               2,580,856    2,478,327    2,403,785

                                              $4,906,586   $4,778,535   $4,637,807

See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)


                                           Three Months Ended         Six Months Ended         Twelve Months Ended
                                          August 3    July 29       August 3    July 29       August 3    July 29
                                            1996        1995          1996        1995          1996        1995

Net sales                                $1,340,326  $1,265,066    $2,793,628  $2,591,820    $6,119,846  $5,669,366
Service charges, interest, and other         46,503      44,826        94,954      92,348       181,706     181,563
                                          1,386,829   1,309,892     2,888,582   2,684,168     6,301,552   5,850,929

Cost and expenses:
  Cost of sales                             871,804     824,946     1,827,601   1,706,874     4,014,513   3,693,625
  Advertising, selling, administrative
    and general expenses                    360,917     330,961       727,270     658,421     1,505,295   1,365,737
  Depreciation and amortization              50,243      50,354       100,577      98,170       194,212     196,740
  Rentals                                    10,905      11,185        22,063      22,814        58,084      61,723
  Interest and debt expense                  30,224      30,133        58,809      57,547       121,316     119,008
  Impairment charges                              0           0             0           0       126,559           0
                                          1,324,093   1,247,579     2,736,320   2,543,826     6,019,979   5,436,833
     INCOME BEFORE INCOME TAXES              62,736      62,313       152,262     140,342       281,573     414,096
Income taxes                                 23,210      23,680        56,335      53,330       105,475     157,355
     NET INCOME                              39,526      38,633        95,927      87,012       176,098     256,741
Retained earnings at beginning
  of period                               1,904,508   1,742,899     1,851,507   1,697,911     1,778,129   1,534,973
                                          1,944,034   1,781,532     1,947,434   1,784,923     1,954,227   1,791,714
Cash dividends declared                      (3,417)     (3,403)       (6,817)     (6,794)      (13,610)    (13,585)
     RETAINED EARNINGS AT END
       OF PERIOD                         $1,940,617  $1,778,129    $1,940,617  $1,778,129    $1,940,617  $1,778,129

Net income per common share                   $0.35       $0.34         $0.84       $0.77         $1.55       $2.27
Cash dividends declared per common share      $0.03       $0.03         $0.06       $0.06         $0.12       $0.12
Average shares outstanding                  114,361     113,106       114,077     113,076       113,645     113,041


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                        Six Months Ended
                                                      August 3    July 29
                                                        1996       1995

OPERATING ACTIVITITES
   Net income                                          $95,927    $87,012
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   101,326     98,910
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable          95,021    105,852
         Increase in merchandise inventories and
           other current assets                       (135,459)   (97,410)
         Increase in investments and other assets       (4,880)    (5,713)
         Decrease in trade accounts payable and
           accrued expenses and income taxes           (44,690)   (30,887)
            NET CASH PROVIDED BY OPERATING ACTIVITIES  107,245    157,764

INVESTING ACTIVITIES
   Purchase of property and equipment                 (173,733)  (164,220)
            NET CASH USED IN INVESTING ACTIVITIES     (173,733)  (164,220)

FINANCING ACTIVITIES
   Net increase (decrease) in commercial paper           4,642    (38,318)
   Proceeds from long-term borrowings                  200,000    109,150
   Principal payments on long-term debt and
     capital lease obligations                        (134,430)   (60,114)
   Dividends paid                                       (6,817)    (6,793)
   Common stock sold                                    13,419          0
            NET CASH PROVIDED BY
                FINANCING ACTIVITES                     76,814      3,925

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        10,326     (2,531)
Cash and cash equivalents at beginning of period        58,442     51,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $68,768    $48,564


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 1997 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1996.


2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories. Under this method, at August 3, 1996 the LIFO cost of merchandise inventories was approximately equal to the first-in, first-out (FIFO) cost. At July 29, 1995, the LIFO cost of merchandise inventories was approximately $1 million less than the first-in, first-out (FIFO) cost. At each of February 3, 1996 and January 28, 1995, the LIFO costs of merchandise inventories were approximately equal to FIFO costs.

3. Net sales include leased department sales of $7.8 million and $8.6 million for the quarters ended August 3, 1996 and July 29, 1995, respectively. Leased department sales for the six months ended August 3, 1996 and July 29, 1995 were $14.8 million and $15.9 million, respectively. Leased department sales for the twelve months ended August 3, 1996 and July 29, 1995 were $37.4 million and $43.2 million, respectively.


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

5. On June 7, 1996, the Company issued $100 million aggregate principal amount of its 7.375% notes due June 1, 2006. On July 17, 1996, the Company issued $100 million aggregate principal amount of its 7.75% notes due July 15, 2026. The notes were sold in underwritten public offerings.


ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

   The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                  Three Months Ended     Six Months Ended     Twelve Months Ended
                                  August 3  July 29     August 3  July 29     August 3  July 29
                                    1996      1995        1996      1995        1996      1995

Net sales                            100.0%    100.0%      100.0%    100.0%      100.0%    100.0%

Cost of sales                         65.0%     65.2%       65.5%     65.9%       65.6%     65.1%
Gross profit                          35.0%     34.8%       34.5%     34.1%       34.4%     34.9%


Advertising, selling, administrative
  and general expenses                26.9%     26.1%       26.0%     25.4%       24.6%     24.1%
Depreciation and amortization          3.8%      4.0%        3.6%      3.8%        3.2%      3.5%
Rentals                                0.8%      0.9%        0.8%      0.9%        0.9%      1.1%
Interest and debt expense              2.3%      2.4%        2.1%      2.2%        2.0%      2.1%
Impairment charges                     0.0%      0.0%        0.0%      0.0%        2.1%      0.0%
     Total operating expenses         33.8%     33.4%       32.5%     32.3%       32.8%     30.8%


Other income                           3.5%      3.5%        3.4%      3.6%        3.0%      3.2%
Income before income taxes             4.7%      4.9%        5.4%      5.4%        4.6%      7.3%
Income taxes                           1.7%      1.9%        2.0%      2.0%        1.7%      2.8%
Net income                             3.0%      3.0%        3.4%      3.4%        2.9%      4.5%



    Sales for the second quarter of 1996 were $1,340.3 million as compared to $1,265.1 million for the second quarter of 1995. This was an increase of 6%. The sales increase for comparable stores was 2%. The six month sales increase for 1996 over 1995 was 8%; for comparable stores the increase was 4%. The twelve month sales increase for 1996 over 1995 was 8%; for comparable stores the increase was 3%. The majority of the increase in sales on a comparable store basis was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

    Cost of sales decreased from 65.2% of net sales for the second quarter of 1995 to 65.0% for the second quarter of 1996. For the six months ended August 3, 1996 the decrease was from 65.9% to 65.5% of net sales. This decrease was due to a lower level of markdowns in the first half of 1996 than in the first half of 1995. For the twelve months ended August 3, 1996 and July 29, 1995, the cost of sales increased from 65.1% to 65.6% of net sales. This increase was due to a slightly higher level of markdowns than in the prior year.

    Advertising, selling, administrative and general expenses increased from 26.2% of net sales for the second quarter of 1995 to 26.9% for the second quarter of 1996. For the six months ended August 3, 1996 and July 29, 1995, these expenses increased from 25.4% to 26.0% of net sales. For the twelve months ended August 3, 1996 and July 29, 1995, these expenses increased from 24.1% to 24.6% of net sales. The Company expensed the preopening costs associated with eight new stores opened in the first six months of 1996. In prior years the Company expensed all preopening costs for the year in the fourth quarter. Additionally, the bad debt expense increased as a percent of sales for the first six months of 1996 as compared to the first six months of 1995. Also, payroll expense in the selling area was higher as a percentage of sales in 1996 compared to 1995.

    Depreciation and amortization expense decreased slightly as a percentage of sales from 1995 in the three, six and twelve month periods ended August 3, 1996. This decrease was due to the write down of certain impaired assets in the fourth quarter of 1995, somewhat offset by the fact that a higher proportion of the Company's properties are owned rather than leased.

    Rental expense decreased slightly from .9% of net sales for the three and six months ended July 29, 1995 to .8% for the three and six months ended August 3, 1996. For the twelve months ended August 3, 1996 and July 29, 1995, the decrease was from 1.1% to .9% of net sales. This was due to a higher proportion of the Company's properties being owned rather than leased.

    Interest and debt expense decreased from 2.4% of net sales for the second quarter of 1995 to 2.3% of net sales for the second quarter of 1996. For the six months ended August 3, 1996 and July 29, 1995, the decrease was from 2.2% to 2.1% of net sales. For the twelve months ended August 3, 1996 and July 29, 1995, the decrease was from 2.1% to 2.0% of net sales. Interest and debt expense declined as a percentage of net sales due to a lower level of debt relative to sales, partially offset by higher interest rates on short-term debt.

    Service charges, interest and other income remained constant at 3.5% of
    net sales for the second quarters of 1996 and 1995.   For the six months
    ended August 3, 1996 and July 29, 1995 it decreased from 3.6% of net sales in 1995 to 3.4% in 1996. For the twelve months ended August 3, 1996 and July 29, 1995 this decrease was from 3.2% to 3.0%. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

    The effective federal and state income tax rate was 37% for the second quarter of 1996 and 38% for the second quarter of 1995.

    Financial Condition

    The Company's working capital was $1,904,385,000 at August 3, 1996, $1,788,545,000 at February 3, 1996, and $1,749,223,000 at July 29, 1995.
    The current ratios for each of these periods were 3.4, 3.1 and 3.3, respectively. The changes in working capital and current ratio were caused by a higher level of inventory at August 3, 1996 compared to February 3, 1996 and July 29, 1995. The long-term debt to capitalization ratio was 33.4%, 32.2% and 32.8% at August 3, 1996, February 3, 1996, and July 29, 1995, respectively. The ratio of long-term debt to capitalization is calculated by dividing the total amount of long-term debt and capitalized lease obligations by the sum of the total amount of long-term debt and capitalized lease obligations plus total equity. This ratio has increased due to the issuance of long-term debt as described below.

    On June 7, 1996, the Company issued $100 million 7.375% notes due June 1, 2006. On July 17, 1996, the Company issued $100 million 7.75% notes due July 15, 2026. The proceeds were used to reduce commercial paper borrowings.

    The Company invested $173,733,000 in capital expenditures for the six months ended August 3, 1996 as compared to $164,220,000 for the six months ended July 29, 1995. In 1996, the Company plans to build sixteen new stores, one of which will be a replacement store, and to expand and remodel three existing stores. In 1995, the Company opened eleven new stores, two of which were replacement stores, and expanded six stores.


    Merchandise inventories increased by 11% from $1,458,574,000 at July 29, 1995 to $1,618,252,000 at August 3, 1996. The Company operated 14 more stores at August 3, 1996 versus July 29, 1995. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 5%.

    Fluctuations in certain other balance sheet accounts between February 3, 1996 and August 3, 1996 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

                       PART II  OTHER INFORMATION

ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

 Six Months Ended                       Fiscal Year Ended
August 3   July 29   February 3  January 28 January 29 January 30 February 1
 1996       1995       1996        1995       1994        1993       1992

 3.20       3.05       2.86        3.72       3.57        3.59       3.41


ITEM 6    Exhibits and Reports on Form 8-K

    (a)   Exhibit (11):  Statement re:  Computation of Per Share Earnings
          Exhibit (12):  Statement re:  Computation of Ratio of Earnings
                                             to Fixed Charges



    (b)   Reports on Form 8-K filed during the second quarter:

          The Company filed a report dated June 4, 1996 relating to the issuance of $100 million aggregate principal amount of 7.375% Notes maturing on June 1, 2006.

          The Company filed a report dated July 2, 1996 relating to the issuance of $100 million aggregate principal amount of 7.75% Notes maturing on July 15, 2026.

                                  SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DILLARD DEPARTMENT STORES, INC.
                                (Registrant)


DATE:  September 13, 1996       /s/  James I. Freeman
                                    James I. Freeman
                                    Senior Vice President & Chief Financial
                                    Officer
                                    (Principal Financial & Accounting Officer)

                                EXHIBIT INDEX

                             Exhibits to Form 10-Q



 Exhibit Number         Exhibit

     11                 Statement re:  Computation of Per Share Earnings
     12                 Statement re:  Computation of Ratio of Earnings
                                       to Fixed Charges