Form 10-Q
period 1996-11-02
DILLARD DEPARTMENT STORES INC
filed 1996-12-17
CIK 28917

                    SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                                FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 2, 1996  109,557,787
CLASS B COMMON STOCK as of November 2, 1996    4,016,929

                    PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                              November 2   February 3   October 28
                                                 1996         1996         1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $65,217      $58,442      $59,351
  Trade accounts receivable                    1,028,652    1,103,575    1,017,268
  Merchandise inventories                      2,046,085    1,486,045    1,892,616
  Other current assets                            22,982       10,163       20,631
        TOTAL CURRENT ASSETS                   3,162,936    2,658,225    2,989,866

INVESTMENTS AND OTHER ASSETS                     102,129       84,772       79,189
PROPERTY AND EQUIPMENT, NET                    2,110,737    1,980,790    2,056,578
CONSTRUCTION IN PROGRESS                          32,743       43,552       23,611
BUILDINGS UNDER CAPITAL LEASES                     5,411       11,196       21,617

                                              $5,413,956   $4,778,535   $5,170,861

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $950,033     $559,011     $900,455
  Commercial paper                               237,730      125,310      192,848
  Federal and state income taxes                  19,617       51,832       25,606
  Current portion of long-term debt              131,088      131,378      132,029
  Current portion of capital lease obligations     1,556        2,149        2,154
        TOTAL CURRENT LIABILITIES              1,340,024      869,680    1,253,092

LONG-TERM DEBT                                 1,225,004    1,157,864    1,151,204
CAPITAL LEASE OBLIGATIONS                         14,243       20,161       20,696
DEFERRED INCOME TAXES                            226,689      252,503      294,450

STOCKHOLDERS' EQUITY
  Preferred stock                                    440          440          440
  Common stock                                     1,136        1,131        1,130
  Additional paid-in capital                     638,728      625,249      624,086
  Retained earnings                            1,967,692    1,851,507    1,825,763
                                               2,607,996    2,478,327    2,451,419

                                              $5,413,956   $4,778,535   $5,170,861

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD DEPARTMENT  STORES, INC.
(Unaudited)
(Thousands, except per share data)


                                           Three Months Ended     Nine Months Ended            Twelve Months Ended
                                         November 2  October 28    November 2  October 28    November 2  October 28
                                            1996        1995          1996        1995          1996        1995
Net sales (including leased
  departments)                           $1,496,578  $1,405,626    $4,290,206  $3,997,446    $6,210,798  $5,741,362
Service charges, interest, and other         46,689      45,967       141,643     138,315       182,428     182,755
                                          1,543,267   1,451,593     4,431,849   4,135,761     6,393,226   5,924,117

Cost and expenses:
  Cost of sales                           1,005,123     915,525     2,832,724   2,622,399     4,104,111   3,742,901
  Advertising, selling, administrative
    and general expenses                    394,606     359,743     1,121,876   1,018,164     1,540,158   1,389,151
  Depreciation and amortization              52,539      53,496       153,116     151,666       193,255     199,270
  Rentals                                    10,503      11,101        32,566      33,915        57,486      60,648
  Interest and debt expense                  30,308      29,433        89,117      86,980       122,191     117,693
  Impairment charges                                                                            126,559
                                          1,493,079   1,369,298     4,229,399   3,913,124     6,143,760   5,509,663
     INCOME BEFORE INCOME TAXES              50,188      82,295       202,450     222,637       249,466     414,454
Federal and state income taxes               18,570      31,270        74,905      84,600        92,775     157,490
     NET INCOME                              31,618      51,025       127,545     138,037       156,691     256,964
Retained earnings at beginning
  of period                               1,940,617   1,778,129     1,851,507   1,697,911     1,825,763   1,582,385
Cash dividends declared                      (4,543)     (3,391)      (11,360)    (10,185)      (14,762)    (13,586)
     RETAINED EARNINGS AT END
       OF PERIOD                         $1,967,692  $1,825,763    $1,967,692  $1,825,763    $1,967,692  $1,825,763

Net income per common share                   $0.28       $0.45         $1.12       $1.22         $1.38       $2.27
Cash dividends declared per common share      $0.04       $0.03         $0.10       $0.07         $0.12       $0.12
Average shares outstanding                  114,005     113,264       114,053     113,139       113,830     113,106


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD DEPARTMENT STORES, INC.
(Unaudited)
(Thousands)

                                                      Nine Months Ended
                                                      November 2  October 28
                                                         1996        1995


OPERATING ACTIVITITES
   Net income                                          $127,545    $138,037
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    154,224     152,789
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable           74,923      84,836
         Increase in merchandise inventories and
           other current assets                        (572,859)   (541,644)
         Decrease in investments and other assets       (18,465)    (11,502)
         Increase in trade accounts payable and
           accrued expenses and income taxes            332,993     315,095
            NET CASH PROVIDED BY OPERATING ACTIVITIES    98,361     137,611

INVESTING ACTIVITIES
   Purchase of property and equipment                  (266,469)   (269,327)
            NET CASH USED IN INVESTING ACTIVITIES      (266,469)   (269,327)

FINANCING ACTIVITIES
   Net increase in commercial paper                     112,420     102,942
   Proceeds from long-term borrowings                   200,000     109,150
   Principal payments on long-term debt and
     capital lease obligations                         (139,661)    (61,925)
   Dividends paid                                       (11,360)    (10,195)
   Common stock sold                                     13,484
            NET CASH PROVIDED BY FINANCING ACTIVITIES   174,883     139,972

INCREASE IN CASH AND CASH EQUIVALENTS                     6,775       8,256

Cash and cash equivalents at beginning of period         58,442      51,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $65,217     $59,351



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1996.

2. The retail last-in, first-out (LIFO) inventory method is used to value merchandise inventories. Under this method, at November 2, 1996 the LIFO cost of merchandise inventories was approximately equal to the first-in, first-out (FIFO) cost. At October 28, 1995, the LIFO cost of merchandise inventories was approximately $1.8 million less than the FIFO cost. At each of February 3, 1996 and January 28, 1995, the LIFO cost of merchandise inventories was approximately equal to FIFO cost.

3. Net sales include leased department sales of $6.3 million and $7.3 million for the quarters ended November 2, 1996 and October 28, 1995, respectively. Leased department sales for the nine months ended November 2, 1996 and October 28, 1995 were $21.1 million and $23.2 million, respectively. Leased department sales for the twelve months ended November 2, 1996 and October 28, 1995 were $36.4 million and $41.6 million, respectively.

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

5. On June 7, 1996, the Company issued $100 million aggregate principal amount of its 7.375% notes due June 1, 2006. On July 17, 1996, the Company issued $100 million aggregate principal amount of its 7.75% notes due July 15, 2006. The notes were sold in underwritten public offerings.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

   The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                 Three Months Ended      Nine Months Ended      Twelve Months Ended
                                 November 2 October 28   November 2 October 28  November 2 October 28
                                    1996       1995         1996       1995        1996       1995
Net sales                             100.0%     100.0%       100.0%    100.0%       100.0%    100.0%

Cost of sales                          67.2       65.1         66.0      65.6         66.1      65.2
Gross Profit                           32.8       34.9         34.0      34.4         33.9      34.8


Advertising, selling, administrative
  and general expenses                 26.4       25.6         26.1      25.5         24.8      24.2
Depreciation and amortization           3.5        3.8          3.6       3.7          3.1       3.5
Rentals                                 0.7        0.8          0.8       0.8          0.9       1.1
Interest and debt expense               2.0        2.1          2.1       2.2          2.0       2.0
Impairment charges                      0.0        0.0          0.0       0.0          2.0       0.0
     Total operating expenses          32.6       32.3         32.6      32.2         32.8      30.8


Other income                            3.1        3.2          3.3       3.5          2.9       3.2
Income before income taxes              3.3        5.9          4.7       5.6          4.0       7.2
Federal and state income taxes          1.2        2.2          1.7       2.1          1.5       2.7
Net income                              2.1        3.6          3.0       3.5          2.5       4.5


Sales for the third quarter of 1996 were $1,496.6 million as compared to $1,405.6 million for the third quarter of 1995. This is an increase of 6%. The sales increase for comparable stores was 1%. The nine month sales increase for 1996 over 1995 was 7%; for comparable stores the increase was 3%. The twelve month sales increase for 1996 over 1995 was 8%; for comparable stores the increase was 3%. The majority of the increase in sales on a comparable store basis was attributable to an increase in the volume of goods rather than an increase in the price of goods.

Cost of sales increased from 65.1% of net sales for the third quarter of 1995 to 67.2% for the third quarter of 1996. For the nine months ended November 2, 1996 the increase was from 65.6% to 66.0% of net sales. For the twelve months ended November 2, 1996 and October 28, 1995, the cost of sales increased from 65.2% to 66.1% of net sales. These increases were due to a higher level of markdowns in the current year than in the prior year.

Advertising, selling, administrative and general expenses increased to 26.4% of net sales for the third quarter of 1996 compared to 25.6% for the third quarter of 1995. For the nine months ended November 2, 1996 and October 28, 1995 these expenses increased from 25.5% to 26.1% of net sales. For the twelve months ended November 2, 1996 and October 28, 1995 these expenses increased from 24.2% to 24.8% of net sales. The Company expensed the preopening costs associated with sixteen new stores opened in the first nine months of 1996. In prior years the Company expensed all preopening costs for the year in the fourth quarter. Additionally, the bad debt expense increased as a percent of sales for the nine months ended November 2, 1996 as compared to the nine months ended October 28, 1995. Also, payroll expense in the selling area was higher as a percentage of sales in 1996 compared to 1995.

Depreciation and amortization expense decreased slightly as a percentage of sales from 1995 in the three, nine and twelve month periods ended November 2, 1996. This decrease was due to the write down of certain impaired assets in the fourth quarter of 1995, somewhat offset by the fact that a higher proportion of the Company's properties were owned rather than leased.

Rental expense decreased slightly from .8% of net sales for the third quarter of 1995 to .7% for the third quarter of 1996. For the nine months ended November 2, 1996 and October 28, 1995 these expenses remained constant at
 .8% of net sales. For the twelve months ended November 2, 1996 and October 28, 1995 these expenses decreased from 1.1% to .9% of net sales. This was due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense decreased from 2.1% of net sales for the third quarter of 1995 to 2.0% for the third quarter of 1996. For the nine months ended November 2, 1996 and October 28, 1995, the decrease was from 2.2% to 2.1% of net sales. For the twelve months ended November 2, 1996 and October 28, 1995 the interest and debt expense was 2.0% of net sales. Interest and debt expense declined as a percentage of net sales due to a lower level of debt relative to sales, partially offset by higher interest rates on short-term debt.

Service charges, interest and other income decreased from 3.3% to 3.1% of net sales for the third quarters in 1996 and 1995. For the nine months ended November 2, 1996 and October 28, 1995 it decreased from 3.5% to 3.3% of net sales. For the twelve months ended November 2, 1996 and October 28, 1995 the decrease was from 3.2% to 2.9%. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

The effective federal and state income tax rate was 37% for the three and the nine months ended November 2, 1996 and 38% for the three and the nine months ended October 28, 1995.

Financial Condition

The Company's working capital was $1,822,912,000 at November 2, 1996, $1,788,545,000 at February 3, 1996, and $1,736,774,000 at October 28, 1995.
The current ratio for each of these periods was 2.4, 3.1 and 2.4, respectively. The lower current ratio at each of November 2, 1996 and October 28, 1995 compared to February 3, 1996 was primarily caused by a lower level of accounts receivable. This fluctuation in the accounts receivable balance arises from normal seasonal variation within the retail industry.

The ratio of long-term debt to capitalization was 32.2%, 32.2% and 32.3% at November 2, 1996, February 3, 1996, and October 28, 1995, respectively. The ratio of long-term debt to capitalization is calculated by dividing the total amount of long-term debt and capital lease obligations by the sum of the total amount of long-term debt and capitalized lease obligations plus total equity.

On June 7, 1996, the Company issued $100 million 7.375% notes due June 1, 2006. On July 17, 1996, the Company issued $100 million 7.75% notes due July 15, 2026. The proceeds were used to reduce commercial paper borrowings.

The Company invested $266,469,000 in capital expenditures for the nine months ended November 2, 1996 as compared to $269,327,000 for the nine months ended October 28, 1995. In the first nine months of 1996, the Company opened sixteen new stores, one of which was a replacement store, and expanded four existing stores. In 1995, the Company opened eleven new stores, two of which were replacement stores, and expanded six existing stores.

Merchandise inventories increased by 8% from $1,892,616,000 at October 28, 1995 to $2,046,085,000 at November 2, 1996. The Company operated fifteen more stores at November 2, 1996 versus October 28, 1995. This was the primary reason for the increase in inventory. The merchandise inventory in comparable stores increased by 1% from October 28, 1995 to November 2, 1996.

Fluctuations in certain other balance sheet accounts between February 3, 1996 and November 2, 1996 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

PART II  OTHER INFORMATION


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

 Nine Months Ended                       Fiscal Year Ended
November 2 October 28 February 3 January 28 January 29 January 30 February 1
  1996       1995          1996      1995        1994      1993      1992
  2.92       3.18          2.86      3.72        3.57      3.59      3.41


ITEM 6    Exhibits and Reports on Form 8-K

       (a)     Exhibit (11):  Statement re:  Computation of Per Share Earnings
               Exhibit (12):  Statement re:  Computation of Ratio of Earnings to
                                             Fixed Charges



       (b)     Reports on Form 8-K filed during the third quarter:

               None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DILLARD DEPARTMENT STORES, INC.
                                                (Registrant)


DATE: December 17, 1996                     /s/James I. Freeman
                                               James I. Freeman
                              Senior Vice President & Chief Financial Officer
                                   (Principal Financial & Accounting Officer)

                                EXHIBIT INDEX

                             Exhibits to Form 10-Q




Exhibit Number             Exhibit

 11                 Statement re:  Computation of Per Share Earnings
 12                 Statement re:  Computation of Ratio of Earnings to
                                   Fixed Charges