Form 10-K
period 1997-02-01
DILLARD DEPARTMENT STORES INC
filed 1997-04-28
CIK 28917

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________.

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997:
$3,339,189,882

Indicate the number of shares outstanding of each of the
Registrant's classes of common stock as of March 31, 1997:
     Class A Common Stock, $.01 par value    108,293,001
     Class B Common Stock, $.01 par value      4,016,929

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the fiscal year ended February 1, 1997 (the "Report") are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 1997 (the "Proxy Statement") are incorporated by reference into Part III.

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

      For additional information with respect to the Registrant's business, reference is made to information contained on page 12, under the heading "Dillard's Locations," page 14 under the headings "Net Sales," "Net Income," "Total Assets" and "Number of Employees - Average," and page 32 of the Report, which information is incorporated herein by reference.


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

Name                    Age   Position and Office         Family Relationships

William Dillard          82   Chairman of the Board;      Father of William
                              Chief Executive Officer     Dillard, II, Drue
                                                          Corbusier, Alex
                                                          Dillard and Mike
                                                          Dillard

William Dillard, II      52   Director; President         Son of
                              & Chief Operating Officer   William Dillard

Alex Dillard             47   Director; Executive         Son of
                              Vice President              William Dillard

Mike Dillard             45   Director; Executive         Son of
                              Vice President              William Dillard

H. Gene Baker            58   Vice President              None

G. Kent Burnett          52   Vice President              None

Drue Corbusier           50   Director; Vice President    Daughter of
                                                          William Dillard

James E. Darr, Jr.       53   Senior Vice President;      None
                              Secretary and General
                              Counsel

David M. Doub            50   Vice President              None

John A. Franzke          65   Vice President              None

James I. Freeman         47   Director; Senior Vice       None
                              President; Chief Financial
                              Officer

Randal L. Hankins        46   Vice President              None

T. R. Gastman            67   Vice President              None

Bernard Goldstein        64   Vice President              None

Roy J. Grimes            59   Vice President              None

Harry D. Passow          57   Vice President              None

ITEM 2.  PROPERTIES.

      All of the Registrant's stores are owned or leased from a wholly-owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based upon a percentage of net sales with a guaranteed minimum annual rent, while the lease terms between the Registrant and its wholly-owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to these leases. At fiscal year end there were 250 stores in operation with gross square footage of 40,000,000. The Company owned or leased from a wholly-owned subsidiary a total of 186 stores with 30,100,000 square feet. The Company leased 64 stores from third parties which totalled 9,900,000 square feet. For additional information with respect to the Registrant's properties and leases, reference is made to information contained on page 12 under the heading "Dillard's Locations," and Notes 4, 9 and 10, "Notes to Consolidated Financial Statements," on pages 27, 30 and 31 of the Report, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company has no material legal proceedings pending against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained page 32 of the Report, which information is incorporated herein by reference. As of March 31, 1997, there were 6,113 record holders of the Company's Class A Common Stock and 10 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      Reference is made to information under the heading "Table of Selected Financial Data" on pages 14 and 15 of the Report, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      Reference is made to information under the heading
      "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 16 through 19 of the Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and notes thereto included on pages 20 through 31 of the Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      A.    Directors of the Registrant.

            Information regarding directors of the Registrant is incorporated herein by reference to the information on pages 4 through 6 under the heading "Nominees for Election as Directors" and page 10 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

      B.    Executive Officers of the Registrant.

            Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading "Executive Officers of the Registrant." Reference additionally is made to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 in the Proxy Statement, which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information on page 3 under the heading "Principal Holders of Voting Securities" and page 4 under the heading "Nominees for Election as Directors" and continuing through footnote 11 on page 5 in the Proxy Statement.

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

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

      (a)(1)      Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8:

      Consolidated Balance Sheets - February 1, 1997 and February 3, 1996 Consolidated Statements of Income - Fiscal years ended
           February 1, 1997, February 3, 1996 and January 28, 1995 Consolidated Statements of Stockholders' Equity - Fiscal years ended
           February 1, 1997, February 3, 1996 and January 28, 1995 Consolidated Statements of Cash Flows - Fiscal years ended
           February 1, 1997, February 3, 1996 and January 28, 1995
      Notes to Consolidated Financial Statements - Fiscal years ended
           February 1, 1997, February 3, 1996 and January 28, 1995

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

      (a)(3)      Exhibits and Management Compensatory Plans
Exhibits

The following exhibits are filed pursuant to Item 14(c):

Number                        Description

* 3(a)      Restated Certificate of Incorporation (Exhibit 3 to Form
            10-Q for the quarter ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect. (Exhibit 3(b) to Form 10-
            K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-
            85556)
* 4(b)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-
            8859)
* 4(c)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of April 15, 1987 (Exhibit 4.3 in 33-13534)
* 4(d)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of May 15, 1988, as supplemented (Exhibit 4 in
            33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to
            Current Report on Form 8-K dated September 26, 1990 in 1-
            6140)
* 4(e)      Indenture between Dillard Investment Co., Inc. and
            Chemical Bank, Trustee, dated as of April 15, 1987, as
            supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in
            33-25113)
 10(a)      Retirement Contract of William Dillard dated March 8, 1997
*10(b)      1990 Incentive and Nonqualified Stock Option Plan
            (Exhibit 10(b) to Form 10-K for the fiscal year ended
            January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan (Exhibit
            10(c) to Form 10-K for the fiscal year ended January 29,
            1994 in 1-6140)
*10(d)      Senior Management Cash Bonus Plan (Exhibit 10(d) to Form
            10-K for the fiscal year ended January 28, 1995 in 1-6140)
 11         Statement Re:  Computation of Per Share Earnings
 12         Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 13         Incorporated portions of the Annual Stockholders Report
            for the fiscal year ended February 1, 1997
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
____________
* Incorporated herein by reference as indicated.

Management Compensatory Plans

Listed below are the management contracts and compensatory plans which are required to be filed as exhibits pursuant to Item 14(c):

      Retirement Contract of William Dillard dated March 8, 1997
      1990 Incentive and Nonqualified Stock Option Plan
      Corporate Officers Non-Qualified Pension Plan
      Senior Management Cash Bonus Plan


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

                                     Dillard Department Stores, Inc.
                                              Registrant

  April 25, 1997                       /s/ James I. Freeman
Date                              James I. Freeman, Senior Vice President and
                                        Chief Financial Officer
                                  (Principal Financial & Accounting Officer)

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


/s/James I. Freeman                       /s/William H. Sutton
James I. Freeman                          William H. Sutton
Senior Vice President and Chief           Director
 Financial Officer and Director

/s/John Paul Hammerschmidt                /s/William B. Harrison, Jr.
John Paul Hammerschmidt                   William B. Harrison, Jr.
Director                                  Director

/s/J. M. Hessels                          /s/John H. Johnson
J. M. Hessels                             John H. Johnson
Director                                  Director

/s/E. Ray Kemp
E. Ray Kemp
Director
                                     April 25, 1997
                                     Date

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of
     Dillard Department Stores, Inc.
Little Rock, Arkansas

We have audited the consolidated financial statements of Dillard Department Stores, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and for each of the three years in the period ended February 1, 1997, and have issued our report thereon dated February 25, 1997; such consolidated financial statements and report (which report includes an explanatory paragraph relating to a change in accounting for the impairment of long-lived assets and for long-lived assets to be disposed of) are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dillard Department Stores, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
February 25, 1997

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DILLARD DEPARTMENT STORES, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
        COL. A            COL. B       COL. C         COL.D           COL. E         COL. F

                                            ADDITIONS
                         BALANCE     CHARGED TO     CHARGED TO                      BALANCE
                       AT BEGINNING   COST AND    OTHER ACCOUNTS   DEDUCTIONS -      AT END
DESCRIPTION             OF PERIOD     EXPENSES       DESCRIBE        DESCRIBE      OF PERIOD
Allowance for losses
on accounts receivable:

Year ended
  February 1, 1997:       $19,528         66,629            23 (1)     62,011 (2)    $24,169

Year ended
  February 3, 1996:       $15,307         52,522           708 (1)     49,009 (2)    $19,528

Year ended
  January 28, 1995:       $15,214         44,922                       44,829 (2)    $15,307



(1)   Represents the allowance for losses on accounts acquired.
(2) Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).

                             EXHIBIT INDEX

Number                        Description

* 3(a)      Restated Certificate of Incorporation (Exhibit
            3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect (Exhibit 3(b) to Form
            10-K for the fiscal year ended January 30, 1993, in 1-6140)
* 4(a)      Indenture between the Registrant and Chemical
            Bank, Trustee, dated as of October 1, 1985
            (Exhibit (4) in 2-85556)
* 4(b)      Indenture between the Registrant and Chemical
            Bank, Trustee, dated as of October 1, 1986
            (Exhibit (4) in 33-8859)
* 4(c)      Indenture between Registrant and Chemical
            Bank, Trustee, dated as of April 15, 1987
            (Exhibit 4.3 in 33-13534)
* 4(d)      Indenture between Registrant and Chemical
            Bank, Trustee, dated as of May 15, 1988, as
            supplemented (Exhibit 4 in 33-21671, Exhibit
            4.2 in 33-25114 and Exhibit 4(c) to Current
            Report on Form 8-K dated September 26, 1990 in 1-6140)
* 4(e)      Indenture between Dillard Investment Co., Inc.
            and Chemical Bank, Trustee, dated as of
            April 15, 1987, as supplemented (Exhibit 4.1
            in 33-13535 and Exhibit 4.2 in 33-25113)
 10(a)      Retirement Contract of William Dillard dated March 8,1997
*10(b)      1990 Incentive and Nonqualified Stock Option
            Plan (Exhibit 10(b) to Form 10-K for the
            fiscal year ended January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan (Exhibit
            10(c) to Form 10-K for the fiscal year ended January 29,
            1994 in 1-6140)
*10(d)      Senior Management Cash Bonus Plan (Exhibit 10(d) to Form
            10-K for the fiscal year ended January 28, 1995 in 1-6140)
 11         Statement Re:  Computation of Per Share Earnings
 12         Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 13         Incorporated portions of the Annual Stockholders Report
            for the fiscal year ended February 1, 1997
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
__________________
* Incorporated herein by reference as indicated.