Form 10-Q
period 1997-05-03
DILLARD DEPARTMENT STORES INC
filed 1997-06-06
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to          .

Commission file number 1-6140


                             DILLARD'S, INC.
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

                      DILLARD DEPARTMENT STORES, INC.
                (Former name if changed since last report)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 3, 1997      107,696,901
CLASS B COMMON STOCK as of May 3, 1997        4,016,929

                  PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)
                                          May 3     February 1      May 4
                                          1997         1997         1996
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $72,246      $64,094      $70,696
  Trade accounts receivable             1,046,856    1,130,504    1,038,569
  Merchandise inventories               1,874,310    1,556,958    1,750,318
  Other current assets                      9,897        9,080        6,237
        TOTAL CURRENT ASSETS            3,003,309    2,760,636    2,865,820

INVESTMENTS AND OTHER ASSETS              106,553      107,157       87,803
PROPERTY AND EQUIPMENT, NET             2,191,609    2,131,843    2,010,346
CONSTRUCTION IN PROGRESS                  107,221       55,024       38,975
BUILDINGS UNDER CAPITAL LEASES              4,823        5,066        9,347

                                       $5,413,515   $5,059,726   $5,012,291

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and
     accrued expenses                    $793,654     $536,695     $700,305
  Commercial paper                        194,653      128,738      165,503
  Federal and state income taxes           58,751       46,220       43,805
  Current portion of long-term debt       106,564      181,564      206,378
  Current portion of capital lease
     obligations                            1,559        1,529        1,835
        TOTAL CURRENT LIABILITIES       1,155,181      894,746    1,117,826

LONG-TERM DEBT                          1,271,409    1,173,018    1,081,004

CAPITAL LEASE OBLIGATIONS                  13,330       13,690       18,400
DEFERRED INCOME TAXES                     261,094      261,094      252,503

STOCKHOLDERS' EQUITY
  Preferred Stock                             440          440          440
  Common Stock                              1,136        1,136        1,135
  Additional paid-in capital              641,437      641,388      636,475
  Retained earnings                     2,127,980    2,074,214    1,904,508
  Less Treasury Stock                     (58,492)           0            0
                                        2,712,501    2,717,178    2,542,558

                                       $5,413,515   $5,059,726   $5,012,291

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)


                                  Three Months Ended      Twelve Months Ended
                                    May 3      May 4        May 3      May 4
                                    1997       1996         1997       1996

Net sales                        $1,515,344 $1,453,302   $6,289,627 $6,044,586
Service charges, interest and
   other                             47,213     48,451      183,237    180,029
                                  1,562,557  1,501,753    6,472,864  6,224,615

Cost and expenses:
  Cost of sales                     995,203    955,797    4,164,171  3,967,655
  Advertising, selling,
     administrative and general
     expenses                       382,590    366,353    1,554,687  1,475,339
  Depreciation and amortization      51,202     50,334      194,587    194,323
  Rentals                            10,630     11,158       55,238     58,364
  Interest and debt expense          30,459     28,585      122,473    121,225
  Impairment charges                      0          0            0    126,559
                                  1,470,084  1,412,227    6,091,156  5,943,465
     INCOME BEFORE INCOME TAXES      92,473     89,526      381,708    281,150
Income taxes                         34,215     33,125      141,230    105,945
     NET INCOME                      58,258     56,401      240,478    175,205
Retained earnings at beginning
  of period                       2,074,214  1,851,507    1,904,508  1,742,899
                                  2,132,472  1,907,908    2,144,986  1,918,104
Cash dividends declared              (4,492)    (3,400)     (17,006)   (13,596)
     RETAINED EARNINGS AT END
       OF PERIOD                 $2,127,980 $1,904,508   $2,127,980 $1,904,508

Net income per common share           $0.52      $0.50        $2.11      $1.55
Cash dividends declared
   per common share                   $0.04      $0.03        $0.15      $0.12
Average shares outstanding          112,996    113,794      113,789    113,331


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                          Three Months Ended
                                                           May 3      May 4
                                                           1997       1996


OPERATING ACTIVITITES
   Net income                                             $58,258    $56,401
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                       51,487     50,716
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable             83,648     65,006
         Increase in merchandise inventories and
           other current assets                          (318,169)  (260,347)
         Decrease (Increase) in investments and other assets  319     (3,413)
         Increase in trade accounts payable and
           accrued expenses and income taxes              274,044    133,267
            NET CASH PROVIDED BY OPERATING ACTIVITIES     149,587     41,630

INVESTING ACTIVITIES
   Purchase of property and equipment                    (162,922)   (73,464)
            NET CASH USED IN INVESTING ACTIVITIES        (162,922)   (73,464)


FINANCING ACTIVITIES
   Net increase in commercial paper                        65,915     40,193
   Proceeds from long-term borrowings                     100,000          0
   Principal payments on long-term debt and
     capital lease obligations                            (76,939)    (3,935)
   Dividends paid                                          (9,046)    (3,400)
   Common stock issued                                         49     11,230
   Purchase of treasury stock                             (58,492)         0
            NET CASH PROVIDED BY FINANCING ACTIVITIES      21,487     44,088
INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   8,152     12,254

Cash and cash equivalents at beginning of period           64,094     58,442

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $72,246    $70,696


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 1, 1997.


2.        On May 19, 1997 the Company amended its Certificate of
          Incorporation in order to change its name to Dillard's, Inc.


3. On February 4, 1997, the Company issued $100 million aggregate principal amount of its 7.15% notes due February 1, 2007. The notes were sold in an underwritten public offering.


4. On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the quarter ended May 3, 1997, a total of 1.9 million shares were purchased for a total of $58.5 million.


5. On March 31, 1997, the Company purchased seven stores in Virginia from Proffitt's, Inc. and on April 14, 1997 the Company purchased ten Mervyn's stores in Florida.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                   Three Months Ended    Twelve Months Ended
                                     May 3     May 4       May 3     May 4
                                     1997       1996        1997      1996

Net sales                              100.0%    100.0%      100.0%    100.0%

Cost of sales                           65.7      65.8        66.2      65.6
Gross Profit                            34.3      34.2        33.8      34.4


Advertising, selling, administrative
  and general expenses                  25.2      25.2        24.7      24.4
Depreciation and amortization            3.4       3.4         3.1       3.2
Rentals                                  0.7       0.8         0.9       1.0
Interest and debt expense                2.0       1.9         1.9       2.0
Impairment charges                       0.0       0.0         0.0       2.1
     Total operating expenses           31.3      31.3        30.6      32.7


Other income                             3.1       3.3         2.9       3.0
Income before income taxes               6.1       6.2         6.1       4.7
Income taxes                             2.3       2.3         2.3       1.8
Net income                               3.8       3.9         3.8       2.9

Sales for the first quarter of 1997 were $1,515.3 million as compared to $1,453.3 million for the first quarter of 1996. This is an increase of 4%. The sales in comparable stores were flat for the period versus last year. The twelve month sales increase for 1997 over 1996 was 4%; for comparable stores the increase was 1%. The majority of the increase in sales was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

Cost of sales decreased slightly from 65.8% of net sales for the first quarter of 1996 to 65.7% for the first quarter of 1997. For the twelve months ended May 3, 1997 and May 4, 1996, the cost of sales increased from 65.6% to 66.2% of net sales. This increase was due to a higher level of markdowns in the current year than in the prior year.

Advertising, selling, administrative and general expenses remained constant at 25.2% of net sales for the first quarters of 1997 and 1996. For the twelve months ended May 3, 1997 and May 4, 1996 these expenses increased from 24.4% to 24.7% of net sales. Bad debt expense and payroll expense in the selling area were higher as a percentage of net sales for the twelve months ended May 3, 1997 as compared to the twelve months ended May 4, 1996.

Depreciation and amortization expense was constant as a percentage of sales for the three months ended May 3, 1997 compared to the three months ended May 4, 1996 and decreased slightly as a percentage of sales from 1996 in the twelve month period ended May 3, 1997. This decrease was due to the write down of certain impaired assets in the fourth quarter of 1995, somewhat offset by the fact that a higher proportion of the Company's properties are owned rather than leased.

Rental expense decreased slightly from .8% of net sales for the first quarter of 1996 to .7% for the first quarter of 1997. For the twelve months ended May 3, 1997 and May 4, 1996 the decrease was from 1.0% to .9% of net sales. This was due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense increased slightly from 1.9% of net sales for the first quarter of 1996 to 2.0% of net sales for the first quarter of 1997 due to a relatively higher level of debt for 1997 versus 1996. For the twelve months ended May 4, 1997 and May 3, 1996 it decreased slightly from 2.0% to 1.9% of net sales.

Service charges, interest and other income decreased from 3.3% of net sales for the first quarter of 1996 to 3.1% of net sales for the first quarter of 1997. For the twelve months ended May 3, 1997 and May 4, 1996 the decrease was from 3.0% to 2.9% of net sales. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

The effective federal and state income tax rate was 37% for the first quarter of 1997 and 1996.

Financial Condition

The Company's working capital was $1.8 billion at May 3, 1997, $1.9 billion at February 1, 1997, and $1.7 billion at May 4, 1996. The current ratio for these periods was 2.6, 3.1 and 2.6, respectively. The changes in working capital and current ratio were caused by a higher level of inventory at May 3, 1997 compared to February 1, 1997.

The long-term debt to capitalization ratio was 32.1%, 30.4% and 30.2% at May 3, 1997, February 1, 1997, and May 4, 1996,
respectively. The ratio of long-term debt to capitalization is calculated by dividing the total amount of long-term debt and capitalized lease obligations by the sum of the total amount of long-term debt and capitalized lease obligations plus total equity. The increase in this ratio at May 3, 1997 was caused by a higher level of long-term debt as well as the repurchase of $58.5 million of the Company's Class A common stock during the quarter.

On February 4, 1997, the Company issued $100 million 7.15% notes due February 1, 2007. On May 15, 1997, the Company issued $100 million 7.75% notes due May 15, 2027. The proceeds were used to reduce short term borrowings.

The Company invested $162.9 million in capital expenditures for the three months ended May 3, 1997 as compared to $73.5 million for the three months ended May 4, 1996. In the first quarter of 1997, the Company opened five new stores. During 1997, the Company plans to build six additional new stores and expand and remodel four existing stores. Also, during the first quarter of 1997 the Company completed the acquisition of seven stores in Virginia from Proffitt's, Inc. and ten Mervyn's stores in Florida.These stores are being remodeled and most will open during the third quarter of 1997.In June 1997, the Company plans to complete the purchase of three Houston area stores from Macy's. In 1996, the Company opened sixteen new stores (one of which was a replacement store), expanded six stores and closed three stores.

Merchandise inventories increased by 7% from $1.75 million at May 4, 1996 to $1.87 million at May 3, 1997. The Company operated 10 more stores at May 3, 1997 versus May 4, 1996. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 2%.

The Company's Registration Statement registering an additional $400 million in debt securities went effective on May 9, 1997.

Fluctuations in certain other balance sheet accounts between February 1, 1997 and May 3, 1997 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Interim information is not required until after the first fiscal year end in which this item is applicable.

                      PART II  OTHER INFORMATION



ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

 Three Months Ended                Fiscal Year Ended
   May 3     May 4      Feb. 1   Feb. 3   Jan. 28  Jan. 29  Jan. 30
   1997       1996      1997     1996      1995     1994     1993

   3.63       3.69      3.61     2.86      3.72     3.57     3.59




ITEM 6    Exhibits and Reports on Form 8-K

     (a)   Exhibit  (3):  Restated Certificate of Incorporation, as
                          amended
           Exhibit (11):  Statement re:  Computation of Per Share
                          Earnings
           Exhibit (12):  Statement re:  Computation of Ratio of
                          Earnings to Fixed Charges

     (b)   Reports on Form 8-K filed during the first quarter:


     The Company filed a report on February 3, 1997 relating to the issue of $100 million aggregate principal amount of 7.15% Notes maturing on February 1, 2007.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DILLARD'S, INC.
                                       (Registrant)


DATE: June 6, 1997                    /s/ James I. Freeman
                                         James I. Freeman
                                         Senior Vice President & Chief
                                         Financial Officer
                                         (Principal Financial & Accounting
                                          Officer)

                               EXHIBIT INDEX

                             Exhibits to Form 10-Q




  Exhibit Number                    Exhibit


     3                 Restated Certificate of Incorporation, as amended
    11                 Statement re:  Computation of Per Share Earnings
    12                 Statement re:  Computation of Ratio of Earnings
                                            to Fixed Charges