Form 10-Q
period 1997-08-02
DILLARD DEPARTMENT STORES INC
filed 1997-09-12
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                               FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 2, 1997       106,587,489
CLASS B COMMON STOCK as of August 2, 1997         4,016,929

                      PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)
                                               August 2    February 1    August 3
                                                 1997         1997         1996
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $73,225      $64,094      $68,768
  Trade accounts receivable                    1,031,524    1,130,504    1,008,554
  Merchandise inventories                      1,750,239    1,556,958    1,618,252
  Other current assets                             9,281        9,080       13,415
        TOTAL CURRENT ASSETS                   2,864,269    2,760,636    2,708,989

INVESTMENTS AND OTHER ASSETS                      90,403      107,157       88,903
PROPERTY AND EQUIPMENT, NET                    2,256,011    2,131,843    2,025,875
CONSTRUCTION IN PROGRESS                         131,816       55,024       77,053
BUILDINGS UNDER CAPITAL LEASES                     4,581        5,066        5,766

                                              $5,347,080   $5,059,726   $4,906,586

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses   $629,502     $536,695     $589,538
  Commercial paper                               234,829      128,738      129,952
  Federal and state income taxes                  18,513       46,220        2,429
  Current portion of long-term debt              156,564      181,564       81,089
  Current portion of capital lease obligations     1,589        1,529        1,596
        TOTAL CURRENT LIABILITIES              1,040,997      894,746      804,604

LONG-TERM DEBT                                 1,319,758    1,173,018    1,279,648
CAPITAL LEASE OBLIGATIONS                         12,963       13,690       14,789
DEFERRED INCOME TAXES                            261,094      261,094      226,689

STOCKHOLDERS' EQUITY
  Preferred Stock                                    440          440          440
  Common Stock                                     1,138        1,136        1,136
  Additional paid-in capital                     643,987      641,388      638,663
  Retained earnings                            2,167,838    2,074,214    1,940,617
  Less Treasury Stock                           (101,135)
                                               2,712,268    2,717,178    2,580,856

                                              $5,347,080   $5,059,726   $4,906,586

See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)


                                           Three Months Ended         Six Months Ended         Twelve Months Ended
                                          August 2    August 3      August 2    August 3      August 2    August 3
                                            1997        1996          1997        1996          1997        1996

Net sales                                $1,453,152  $1,340,326    $2,968,496  $2,793,628    $6,402,453  $6,119,846
Service charges, interest, and other         46,188      46,503        93,401      94,954       182,922     181,706
                                          1,499,340   1,386,829     3,061,897   2,888,582     6,585,375   6,301,552

Cost and expenses:
  Cost of sales                             946,119     871,804     1,941,322   1,827,601     4,238,486   4,014,513
  Advertising, selling, administrative
    and general expenses                    387,191     360,917       769,781     727,270     1,580,961   1,505,295
  Depreciation and amortization              51,326      50,243       102,528     100,577       195,670     194,212
  Rentals                                    10,837      10,905        21,467      22,063        55,170      58,084
  Interest and debt expense                  33,480      30,224        63,939      58,809       125,729     121,316
  Impairment charges                              0           0             0           0             0     126,559
                                          1,428,953   1,324,093     2,899,037   2,736,320     6,196,016   6,019,979
     INCOME BEFORE INCOME TAXES              70,387      62,736       162,860     152,262       389,359     281,573
Income taxes                                 26,045      23,210        60,260      56,335       144,065     105,475
     NET INCOME                              44,342      39,526       102,600      95,927       245,294     176,098
Retained earnings at beginning
  of period                               2,127,980   1,904,508     2,074,214   1,851,507     1,940,617   1,778,129
                                          2,172,322   1,944,034     2,176,814   1,947,434     2,185,911   1,954,227
Cash dividends declared                      (4,484)     (3,417)       (8,976)     (6,817)      (18,073)    (13,610)
     RETAINED EARNINGS AT END
       OF PERIOD                         $2,167,838  $1,940,617    $2,167,838  $1,940,617    $2,167,838  $1,940,617

Net income per common share                   $0.40       $0.35         $0.91       $0.84         $2.17       $1.55
Cash dividends declared per common share      $0.04       $0.03         $0.08       $0.06         $0.16       $0.12
Average shares outstanding                  111,669     114,361       112,332     114,077       113,116     113,645


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                         Six Months Ended
                                                       August 2   August 3
                                                         1997       1996


OPERATING ACTIVITITES
 Net income                                            $102,600    $95,927
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       103,284    101,326
    Changes in operating assets and liabilities:
     Decrease in trade accounts receivable               98,980     95,021
     Increase in merchandise inventories and
      other current assets                             (193,482)  (135,459)
    Decrease (Increase) in investments and other assets  15,998     (4,880)
    Increase (Decrease) in trade accounts payable and
      accrued expenses and income taxes                  69,654    (44,690)
    NET CASH PROVIDED BY OPERATING ACTIVITIES           197,034    107,245

INVESTING ACTIVITIES
 Purchase of property and equipment                    (303,003)  (173,733)
    NET CASH USED IN INVESTING ACTIVITIES              (303,003)  (173,733)

FINANCING ACTIVITIES
 Net increase in commercial paper                       106,091      4,642
 Proceeds from long-term borrowings                     200,000    200,000
 Principal payments on long-term debt and
  capital lease obligations                             (78,927)  (134,430)
 Dividends paid                                         (13,530)    (6,817)
 Common stock sold                                        2,601     13,419
 Purchase of treasury stock                            (101,135)
    NET CASH PROVIDED BY FINIANCING ACTIVITIES          115,100     76,814

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          9,131     10,326
Cash and cash equivalents at beginning of period         64,094     58,442

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $73,225    $68,768



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 1, 1997.


2.        On May 19, 1997, the Company amended its Certificate of
          Incorporation in order to change its name to Dillard's, Inc.

3. On February 4, 1997, the Company issued $100 million aggregate principal amount of its 7.15% notes due February 1, 2007. On May 15, 1997, the Company issued $100 million aggregate principal amount of its 7.75% notes due May 15, 2027. The notes were sold in underwritten public offerings.

4. On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the six months ended August 2, 1997, a total of 3.2 million shares were purchased for a total of $101.1 million.

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of how its financial statements will be affected by SFAS No. 131.



ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                  Three Months Ended     Six Months Ended     Twelve Months Ended
                                  August 2  August 3    August 2  August 3    August 2  August 3
                                    1997      1996        1997      1996        1997      1996

Net sales                            100.0%    100.0%      100.0%    100.0%      100.0%    100.0%

Cost of sales                         65.1%     65.0%       65.4%     65.5%       66.2%     65.6%
Gross profit                          34.9%     35.0%       34.6%     34.5%       33.8%     34.4%


Advertising, selling, administrative
  and general expenses                26.6%     26.9%       25.9%     26.0%       24.7%     24.6%
Depreciation and amortization          3.5%      3.8%        3.5%      3.6%        3.1%      3.2%
Rentals                                0.8%      0.8%        0.7%      0.8%        0.8%      0.9%
Interest and debt expense              2.3%      2.3%        2.2%      2.1%        2.0%      2.0%
Impairment charges                                                                           2.1%
     Total operating expenses         33.2%     33.8%       32.3%     32.5%       30.6%     32.8%


Other income                           3.2%      3.5%        3.2%      3.4%        2.9%      3.0%
Income before income taxes             4.9%      4.7%        5.5%      5.4%        6.1%      4.6%
Income taxes                           1.8%      1.7%        2.0%      2.0%        2.3%      1.7%
Net income                             3.1%      3.0%        3.5%      3.4%        3.8%      2.9%


Sales for the second quarter of 1997 were $1,453.2 million as compared to $1,340.3 million for the second quarter of 1996. This was an increase of 8%. The sales increase for comparable stores was 5%. For the six month period ended August 2, 1997 sales increased 6% over the first six months of 1996. The comparable stores increase for this period was 2%. For the twelve month period ended August 2, 1997 sales increased 5% over the same period for 1996. The comparable stores increase for this period was 1%. The majority of the increase in sales on a comparable store basis was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

Cost of sales increased only slightly from 65.0% of net sales for the second quarter of 1996 to 65.1% for the second quarter of 1997. For the six months ended August 2, 1997 and August 3, 1996, the cost of sales decreased only slightly from 65.5% of net sales in 1996 to 65.4% of net sales in 1997. For the twelve months ended August 2, 1997 and August 3, 1996, the cost of sales increased from 65.6% of net sales in 1996 to 66.2% of net sales in 1997. The increase for this twelve month period was caused by a higher level of markdowns in the current year versus the prior year.

Advertising, selling, administrative and general (SG&A) expenses decreased from 26.9% of net sales for the second quarter of 1996 to 26.6% of net sales for the second quarter of 1997. The Company saw improvement in payroll expense and bad debt expense components of SG&A expense as a percentage of sales compared to the prior year. For the six months ended August 2, 1997 and August 3, 1996, SG&A expense decreased slightly from 26.0% of net sales in 1996 to 25.9% of net sales in 1997. For the twelve months ended August 2, 1997 and August 3, 1996, SG&A expense increased slightly from 24.6% of net sales in 1996 to 24.7% of net sales in 1997.

Depreciation and amortization expense decreased slightly as a percentage of sales from 1996 in the three, six and twelve month periods ended August 2, 1997. This decrease was due to the write down of certain impaired assets in the fourth quarter of 1995, somewhat offset by the fact that a higher proportion of the Company's properties are owned rather than leased.

Rental expense was constant at .8% of net sales for the three months ended August 2, 1997 and August 3, 1996. For the six months ended August 2, 1997 and August 3, 1996 rental expense decreased from .8% of net sales in 1996 to .7% of net sales in 1997. For the twelve months ended August 2, 1997 and August 3, 1996, the decrease was from .9% to .8% of net sales. This was due to a higher proportion of the Company's properties being owned rather than leased.

Interest and debt expense was constant as a percentage of net sales for the three and twelve months ended August 2, 1997 compared to the three and twelve months ended August 3, 1996. For the six months ended August 2, 1997 and August 3, 1996 interest and debt expense as a percentage of net sales increased only slightly from 2.1% in 1996 to 2.2% in 1997.

Service charges, interest and other income decreased from 3.5% of net sales for the second quarter of 1996 to 3.2% of net sales for the second quarter of 1997. For the six months ended August 2, 1997 and August 3, 1996 the decrease was from 3.4% of net sales in 1996 to 3.2% of net sales in 1997. For the twelve months ended August 2, 1997 and August 3, 1996 this decrease was from 3.0% to 2.9%. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

The effective federal and state income tax rate was 37% for the second quarter of 1997 and 1996.

Financial Condition

The Company's working capital was $1.8 billion at August 2, 1997, $1.9 billion at February 1, 1997, and $1.9 billion at August 3, 1996. The current ratio for each of these periods was 2.8, 3.1 and 3.4, respectively. The changes in working capital and current ratio were caused by a higher level of inventory and an increase in trade accounts payable and commercial paper at August 2, 1997 compared to February 1, 1997 and August 3, 1996.

The long-term debt to capitalization ratio was 33.0%, 30.4% and 33.4% at August 2, 1997, February 1, 1997, and August 3, 1996,
respectively. The ratio of long-term debt to capitalization is calculated by dividing the total amount of long-term debt and capitalized lease obligations by the sum of the total amount of long-term debt and capitalized lease obligations plus total equity. This ratio has increased due to the issuance of long-term debt as described below as well as the repurchase of $101.1 million of the Company's Class A common stock during 1997.

On February 4, 1997, the Company issued $100 million 7.15% notes due February 1, 2007. On May 15, 1997, the Company issued $100 million 7.75% notes due May 15, 2027. The proceeds were used to reduce commercial paper borrowings.

The Company invested $303 million in capital expenditures for the six months ended August 2, 1997 as compared to $173.7 million for the six months ended August 3, 1996. In the first half of 1997, the Company opened five new stores and completed the acquisition of seven stores in Virginia from Proffitt's, Inc., ten Mervyn's stores in Florida and three Macy's stores in Houston. Of these acquired stores, only two of the Proffitt's stores were opened prior to August 2, 1997. For the balance of the year, the Company plans to open seven new stores. Additionally, the Company plans to remodel and open the balance of the Proffitt's stores, the Macy's stores and seven of the Mervyn's stores. Also, the Company will expand and remodel two stores and close two stores. In 1996, the Company opened sixteen new stores (one of which was a replacement store), expanded six stores and closed three stores.

Merchandise inventories increased by 8% from $1.6 billion at August 3, 1996 to $1.8 billion at August 2, 1997. The Company operated 11 more stores at August 2, 1997 versus August 3, 1996. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 1.9%.

At August 2, 1997, the Company had an outstanding shelf registration for unsecured notes in the amount of $400 million.

Fluctuations in certain other balance sheet accounts between February 1, 1997 and August 2, 1997 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.


ITEM 3    Quantitative and Qualitative Disclosure About Market Risk.

Interim information is not required until after the first fiscal year end in which this item is applicable.

                  Part II  OTHER INFORMATION


ITEM 4   Submission of matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 17, 1997. The matters submitted to a vote of the stockholders were as follows: election of directors, proposal to change the name of the Company to Dillard's, Inc., proposal to amend the 1990 Incentive and Nonqualified Stock Option Plan, proposal requesting the preparation of an employment practices report, proposal concerning child/convict labor and proposal concerning Class A independent directors.



Election of Directors

Nominee                    For             Against         Abstain

Class A Nominees
Robert C. Connor           96,199,728      2,996,850           0
Will D. Davis              95,510,250      3,686,328           0
John Paul Hammerschmidt    94,202,666      4,993,912           0
William B. Harrison, Jr.   76,142,556     23,054,022           0
Jackson T. Stephens        96,208,223      2,988,355           0
Class B Nominees
William Dillard             4,007,760              0           0
Calvin N. Clyde, Jr.        4,007,760              0           0
Drue Corbusier              4,007,760              0           0
Alex Dillard                4,007,760              0           0
William Dillard, II         4,007,760              0           0
Mike Dillard                4,007,760              0           0
James I. Freeman            4,007,760              0           0
John H. Johnson             4,007,760              0           0
E. Ray Kemp                 4,007,760              0           0
William H. Sutton           4,007,760              0           0

Other Proposals
Company Name Change       102,644,765        264,918     294,654
Amend 1990 Incentive & Nonqualified
   Stock Option Plan      100,414,795      2,251,808     537,733
Employment Practices
   Report                  10,671,833     76,532,656   8,969,289
Child/Convict Labor         3,854,812     81,456,017  10,862,900
Class A independent
   directors               41,241,623     48,834,892   2,089,504

ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Six Months Ended                  Fiscal Year Ended
Aug. 2    Aug. 3       Feb.1  Feb. 3  Jan. 28  Jan. 29  Jan. 30
1997       1996         1997   1996     1995    1994     1993

3.21       3.20         3.61   2.86     3.72    3.57     3.59



ITEM 6    Exhibits and Reports on Form 8-K

(a) Exhibit (10): 1990 Incentive and NonQualified Stock Option Plan Exhibit (11): Statement re: Computation of Per Share Earnings
       Exhibit (12):  Statement re:  Computation of Ratio of
                                     Earnings to Fixed Charges



(b)   Reports on Form 8-K filed during the second quarter:

      The Company filed a report on May 13, 1997 relating to the issuance of $100 million aggregate principal amount of 7.75% Notes maturing on May 15, 2027.

                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DILLARD'S, INC.
                                           (Registrant)


DATE: September 12, 1997              /s/ James I. Freeman
                                       James I. Freeman
                            Senior Vice President & Chief Financial Officer
                              (Principal Financial & Accounting Officer)

                             EXHIBIT INDEX

                           Exhibits to Form 10-Q



  Exhibit Number           Exhibit

       10                  1990 Incentive and NonQualified Stock Option Plan
       11                  Statement re:  Computation of Per Share Earnings
       12                  Statement re:  Computation of Ratio of Earnings
                                          to Fixed Charges