Form 10-Q
period 1997-11-01
DILLARD DEPARTMENT STORES INC
filed 1997-12-12
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS A COMMON STOCK as of November 1, 1997                107,063,180
     CLASS B COMMON STOCK as of November 1, 1997                  4,016,929


                           PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)
                                              November 1   February 1   November 2
                                                 1997         1997         1996
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $65,509      $64,094      $65,217
  Trade accounts receivable                    1,054,062    1,130,504    1,028,652
  Merchandise inventories                      2,255,564    1,556,958    2,046,085
  Other current assets                            35,017        9,080       22,982
        TOTAL CURRENT ASSETS                   3,410,152    2,760,636    3,162,936

INVESTMENTS AND OTHER ASSETS                     103,125      107,157      102,129
PROPERTY AND EQUIPMENT, NET                    2,428,734    2,131,843    2,110,737
CONSTRUCTION IN PROGRESS                          20,792       55,024       32,743
BUILDINGS UNDER CAPITAL LEASES                     4,338        5,066        5,411

                                              $5,967,141   $5,059,726   $5,413,956

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses $1,002,641     $536,695     $950,033
  Commercial paper                               463,209      128,738      237,730
  Federal and state income taxes                  43,325       46,220       19,617
  Current portion of long-term debt              106,564      181,564      131,088
  Current portion of capital lease obligations     1,620        1,529        1,556
        TOTAL CURRENT LIABILITIES              1,617,359      894,746    1,340,024

LONG-TERM DEBT                                 1,318,159    1,173,018    1,225,004
CAPITAL LEASE OBLIGATIONS                         12,588       13,690       14,243
DEFERRED INCOME TAXES                            261,094      261,094      226,689

STOCKHOLDERS' EQUITY
  Preferred stock                                    440          440          440
  Common stock                                     1,143        1,136        1,136
  Additional paid-in capital                     649,758      641,388      638,728
  Retained earnings                            2,207,735    2,074,214    1,967,692
  Less Treasury stock                           (101,135)           0            0
                                               2,757,941    2,717,178    2,607,996

                                              $5,967,141   $5,059,726   $5,413,956

See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)


                                           Three Months Ended     Nine Months Ended            Twelve Months Ended
                                         November 1  November 2    November 1  November 2    November 1  November 2
                                            1997        1996          1997        1996          1997        1996
Net sales                                $1,592,118  $1,496,578    $4,560,615  $4,290,206    $6,497,994  $6,210,798
Service charges, interest, and other         47,217      46,689       140,617     141,643       183,449     182,428
                                          1,639,335   1,543,267     4,701,232   4,431,849     6,681,443   6,393,226

Cost and expenses:
  Cost of sales                           1,056,303   1,005,123     2,997,625   2,832,724     4,289,666   4,104,111
  Advertising, selling, administrative
    and general expenses                    415,031     394,606     1,184,812   1,121,876     1,601,386   1,540,158
  Depreciation and amortization              53,901      52,539       156,429     153,116       197,032     193,255
  Rentals                                    10,494      10,503        31,961      32,566        55,161      57,486
  Interest and debt expense                  33,219      30,308        97,158      89,117       128,640     122,191
  Impairment charges                              0           0             0           0             0     126,559
                                          1,568,948   1,493,079     4,467,985   4,229,399     6,271,885   6,143,760
     INCOME BEFORE INCOME TAXES              70,387      50,188       233,247     202,450       409,558     249,466
Federal and state income taxes               26,040      18,570        86,300      74,905       151,535      92,775
     NET INCOME                              44,347      31,618       146,947     127,545       258,023     156,691
Retained earnings at beginning
  of period                               2,167,838   1,940,617     2,074,214   1,851,507     1,967,692   1,825,763
Cash dividends declared                      (4,450)     (4,543)      (13,426)    (11,360)      (17,980)    (14,762)
     RETAINED EARNINGS AT END
       OF PERIOD                         $2,207,735  $1,967,692    $2,207,735  $1,967,692    $2,207,735  $1,967,692

Net income per common share                   $0.40       $0.28         $1.31       $1.12         $2.29       $1.38
Cash dividends declared per common share      $0.04       $0.04         $0.12       $0.10         $0.16       $0.13
Average shares outstanding                  112,115     114,005       112,260     114,053       112,644     113,830


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                        Nine Months Ended
                                                      November 1  November 2
                                                         1997        1996


OPERATING ACTIVITITES
 Net income                                            $146,947    $127,545
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        157,552     154,224
   Changes in operating assets and liabilities:
    Decrease in trade accounts receivable                76,442      74,923
    Increase in merchandise inventories and
      other current assets                             (724,543)   (572,859)
    Decrease (Increase) in investments and other asset    2,909     (18,465)
    Increase in trade accounts payable and
     accrued expenses and income taxes                  463,639     332,993
            NET CASH PROVIDED BY OPERATING ACTIVITIES   122,946      98,361

INVESTING ACTIVITIES
   Purchase of property and equipment                  (418,360)   (266,469)
            NET CASH USED IN INVESTING ACTIVITIES      (418,360)   (266,469)

FINANCING ACTIVITIES
   Net increase in commercial paper                     334,471     112,420
   Proceeds from long-term borrowings                   200,000     200,000
   Principal payments on long-term debt and
     capital lease obligations                         (130,870)   (139,661)
   Dividends paid                                       (14,014)    (11,360)
   Proceeds from sale of common stock                     8,377      13,484
   Purchase of treasury stock                          (101,135)          0
            NET CASH PROVIDED BY FINANCING ACTIVITIES   296,829     174,883

INCREASE IN CASH AND CASH EQUIVALENTS                     1,415       6,775

Cash and cash equivalents at beginning of period         64,094      58,442

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $65,509     $65,217


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 1, 1997.

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

4. On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the nine months ended November 1, 1997, a total of
   3.2 million shares were purchased for a total of $101.1 million.

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company is in the process of evaluating the impact, if any, that SFAS No. 131 will have on its financial statements.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                   Three Months Ended      Nine Months Ended      Twelve Months Ended
                                 November 1 November 2   November 1 November 2  November 1 November 2
                                    1997       1996         1997       1996        1997       1996
Net sales                             100.0%     100.0%       100.0%    100.0%       100.0%    100.0%

Cost of sales                          66.3       67.2         65.7      66.0         66.0      66.1
Gross profit                           33.7       32.8         34.3      34.0         34.0      33.9


Advertising, selling, administrative
  and general expenses                 26.1       26.4         26.0      26.1         24.6      24.8
Depreciation and amortization           3.4        3.5          3.4       3.6          3.0       3.1
Rentals                                 0.7        0.7          0.7       0.8          0.9       0.9
Interest and debt expense               2.1        2.0          2.2       2.1          2.0       2.0
Impairment charges                      0.0        0.0          0.0       0.0          0.0       2.0
     Total operating expenses          32.3       32.6         32.3      32.6         30.5      32.8


Other income                            3.0        3.1          3.1       3.3          2.8       2.9
Income before income taxes              4.4        3.3          5.1       4.7          6.3       4.0
Federal and state income taxes          1.6        1.2          1.9       1.7          2.3       1.5
Net income                              2.8        2.1          3.2       3.0          4.0       2.5


Sales for the third quarter of 1997 were $1,592.1 million as compared to $1,496.6 million for the third quarter of 1996. This was an increase of 6%. The sales increase for comparable stores was 3%. For the nine month period ended November 1, 1997 sales increased 6% over the first nine months of 1996. The comparable stores increase for this period was 2%. For the twelve month period ended November 1, 1997 sales increased 5% over the same period in 1996. The comparable stores increase for this period was 2%. The majority of the increase in sales on a comparable store basis was attributable to an increase in the volume of goods rather than an increase in the price of goods.

Cost of sales decreased from 67.2% of net sales for the third quarter of 1996 to 66.3% for the third quarter of 1997. For the nine months ended November 1, 1997 and November 2, 1996 cost of sales decreased from 66.0% of net sales in 1996 to 65.7% of net sales in 1997. The decrease for the three and nine month periods was caused by a lower level of markdowns in 1997 versus 1996. For the twelve months ended November 1, 1997 and November 2, 1996, the cost of sales decreased slightly from 66.1% to 66.0% of net sales.

Advertising, selling, administrative and general (SG&A) expenses decreased to 26.1% of net sales for the third quarter of 1997 compared to 26.4% for the third quarter of 1996. The decline in this expense ratio was caused by an improvement in bad debt expense. This was partially offset by an increase selling payroll expense. The Company is investing more in selling payroll to enhance customer service and sales. For the nine months ended November 1, 1997 and November 2, 1996, SG&A expenses decreased slightly from 26.1% of net sales in 1996 to 26.0% of net sales in 1997. For the twelve months ended November 1, 1997 and November 2, 1996, SG&A expenses decreased from 24.8% of net sales in 1996 to 24.6% of net sales in 1997.

Depreciation and amortization expense decreased slightly as a percentage of sales from 1996 in the three, nine and twelve month periods ended November 1, 1997.

Rental expense remained constant at .7% of net sales for the three months ended November 1, 1997 and November 2, 1996. For the nine months ended November 1, 1997 and November 2, 1996 rental expense decreased from .8% of net sales in 1996 to .7% in 1997. For the twelve months ended November 1, 1997 and November 2, 1996 rental expense remained constant at .9% of net sales.

Interest and debt expense increased slightly from 2.0% of net sales for the third quarter of 1996 to 2.1% of net sales for the third quarter of 1997. For the nine months ended November 1, 1997 and November 2, 1996 interest and debt expense as a percentage of net sales increased slightly from 2.1% in 1996 to 2.2% in 1997. This was caused by a relatively higher level of debt in 1997 compared to 1996. For the twelve months ended November 1, 1997 and November 2, 1996 interest and debt expense was 2.0% of net sales.

Service charges, interest and other income decreased from 3.1% of net sales for the third quarter in 1996 to 3.0% of net sales in the third quarter of 1997. For the nine months ended November 1, 1997 and November 2, 1996 the decrease was from 3.3% of net sales in 1996 to 3.1% of net sales in 1997. For the twelve months ended November 1, 1997 and November 2, 1996 the decrease was from 2.9% of net sales in 1997 to 2.8% of net sales in 1996. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

The effective federal and state income tax rate was 37% for the third quarter of 1997 and 1996.

Financial Condition

The Company's working capital was $1.8 billion at November 1, 1997, $1.9 billion at February 1, 1997, and $1.8 billion at November 2, 1996. The current ratio for each of these periods was 2.1, 3.1 and 2.4, respectively. The changes in the current ratio were caused by a higher level of inventory and an increase in trade accounts payable and commercial paper at November 1, 1997 compared to February 1, 1997 and November 2, 1996.

The ratio of long-term debt to capitalization was 32.6%, 30.4% and 32.2% at November 1, 1997, February 1, 1997, and November 2, 1996, respectively. The ratio of long-term debt to capitalization is calculated by dividing the total amount of long-term debt and capital lease obligations by the sum of the total amount of long-term debt and capitalized lease obligations plus total equity. This ratio has increased due to the issuance of long-term debt as described below as well as the repurchase of $101.1 million of the Company's Class A common stock during 1997.

On February 4, 1997, the Company issued $100 million 7.15% notes due February 1, 2007. On May 15, 1997, the Company issued $100 million 7.75% notes due May 15, 2027. The proceeds were used to reduce commercial paper borrowings.

The Company invested $418 million in capital expenditures for the nine months ended November 1, 1997 as compared to $266 million for the nine months ended November 2, 1996. In the first nine months of 1997, the Company opened eleven new stores, acquired seven stores from Proffitt's, Inc. in Virginia, acquired ten Mervyn's stores in Florida and acquired three Macy's stores in Houston. Additionally , the Company expanded and remodeled four stores and closed two stores. For the balance of the year the Company plans to open one new store. In 1996, the Company opened sixteen new stores (one of which was a replacement store), and expanded six stores and closed three stores.

Merchandise inventories increased by 10% from $2.0 billion at November 2, 1996 to $2.3 billion at November 1, 1997. This increase is caused primarily by the merchandise inventory for new stores. The merchandise inventory in comparable stores increased by 3% from November 2, 1996 to November 1, 1997.

At November 1, 1997, the Company had an outstanding shelf registration for unsecured notes in the amount of $400 million.

Fluctuations in certain other balance sheet accounts between February 1, 1997 and November 1, 1997 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.


ITEM 3    Quantitative and Qualitative Disclosure About Market Risk

Interim information is not required until after the first fiscal year end in which this item is applicable.

PART II  OTHER INFORMATION


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

 Nine Months Ended                           Fiscal Year Ended
November 1 November 2 February 1 February 3 January 28 January 29 January 30
  1997       1996       1997       1996       1995        1994      1993

  3.08       2.92       3.61       2.86       3.72        3.57      3.59



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

                                                   DILLARD'S, INC.
                                                    (Registrant)


DATE:  December 12, 1997                        /s/ James I. Freeman
                                                     James I. Freeman
                                           Senior Vice President & Chief
                                                 Financial Officer
                                           (Principal Financial & Accounting
                                                     Officer)

                                    EXHIBIT INDEX

                                Exhibits to Form 10-Q




Exhibit Number             Exhibit

 11                 Statement re:  Computation of Per Share Earnings
 12                 Statement re:  Computation of Ratio of Earnings to
                                   Fixed Charges