Form 10-K
period 1998-01-31
DILLARD DEPARTMENT STORES INC
filed 1998-04-24
CIK 28917

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1998

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________.

Commission file number 1-6140

                         DILLARD'S, INC.
       (Exact name of registrant as specified in its charter)

          DELAWARE                               71-0388071
      (State or other jurisdiction              (IRS Employer
   of incorporation or organization)           Identification Number)

           1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS       72201
           (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (501) 376-5200

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.    [X]

State the aggregate market value of the voting stock held by non-affiliates
of the Registrant as of March 31, 1997:   $3,744,035,235

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1998:

     Class A Common Stock, $.01 par value               103,630,436
     Class B Common Stock, $.01 par value                 4,016,929

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the fiscal year ended January 31, 1998 (the "Report") are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial performance and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: economic and weather conditions in the regions in which the Company's stores are located and their effect on the buying patterns of the Company's customers, changes in consumer spending patterns and debt levels, trends in personal bankruptcies and the impact of competitive market forces.

                                PART I

ITEM 1.  BUSINESS.

      General

      Dillard's, Inc. ("Company" or "Registrant") is an outgrowth of a department store originally founded in 1938 by William Dillard. The Company was incorporated in Delaware in 1964. The Company operates retail department stores located primarily in the southwest, southeast and midwest.

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

      Executive Officers of the Registrant

      The following table lists the names and ages of all Executive Officers of the Registrant, the nature of any family relationship between them, and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the Registrant for more than five years, except for Paul J. Schroeder, Jr.. Mr. Schroeder has been employed by the Registrant as Vice President since January, 1998.
      Prior to that employment, he was a Partner in St. Louis based, international law firm Bryan Cave, LLP specializing in labor and employment law.

Name                    Age   Position and Office       Family Relationships

William Dillard         83    Chairman of the Board;        Father of William
                              Chief Executive Officer       Dillard II, Drue
                                                            Corbusier, Alex
                                                            Dillard and Mike
                                                            Dillard

William Dillard II      53    Director; President           Son of
                              & Chief Operating Officer     William Dillard

Alex Dillard            48    Director; Executive           Son of
                              Vice President                William Dillard

Mike Dillard            46    Director; Executive           Son of
                              Vice President                William Dillard

H. Gene Baker           59    Vice President                None

Joseph P. Brennan       53    Vice President                None

G. Kent Burnett         53    Vice President                None

Drue Corbusier          51    Director; Vice President      Daughter of
                                                            William Dillard

David M. Doub           51    Vice President                None

John A. Franzke         66    Vice President                None

James I. Freeman        48    Director; Senior Vice         None
                              President; Chief Financial
                              Officer

Randal L. Hankins       47    Vice President                None

T. R. Gastman           68    Vice President                None

Paul J. Schroeder, Jr.  50    Vice President                None

ITEM 2.  PROPERTIES.

      All of the Registrant's stores are owned or leased from a wholly-owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based upon a percentage of net sales with a guaranteed minimum annual rent, while the lease terms between the Registrant and its wholly-owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to these leases. At fiscal year end there were 270 stores in operation with gross square footage of 43,300,000. The Company owned or leased from a wholly-owned subsidiary a total of 204 stores with 33,200,000 square feet. The Company leased 66 stores from third parties which totalled 10,100,000 square feet. For additional information with respect to the Registrant's properties and leases, reference is made to information contained on page 12 under the heading "Dillard's Locations," and Notes 3, 9 and 10, "Notes to Consolidated Financial Statements," on pages 25, 26, 29 and 30 of the Report, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company has no material legal proceedings pending against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained page 33 of the Report, which information is incorporated herein by reference. As of March 31, 1998, there were 5,527 record holders of the Company's Class A Common Stock and 10 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      Reference is made to information under the heading "Table of Selected Financial Data" on pages 14 and 15 of the Report, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      Reference is made to information under the heading
      "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 16 through 18 of the Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Reference is made to information under the heading
      "Quantitative and Qualitative Disclosures About Market Risk" on page 18 of the Report, which information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to the consolidated financial statements and notes thereto included on pages 19 through 31 of the Report, which are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      A.    Directors of the Registrant.

            Information regarding directors of the Registrant is incorporated herein by reference to the information on pages 5 through 7 under the heading "Nominees for Election as Directors" and page 12 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

      B.    Executive Officers of the Registrant.

            Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading "Executive Officers of the Registrant." Reference additionally is made to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning on page 8 under the heading
      "Compensation of Directors and Executive Officers" and concluding on page 10 under the heading "Compensation
      Committee Interlocks and Insider Participation" in the Proxy
      Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information on page 4 under the heading "Principal Holders of Voting Securities" and page 5 under the heading "Nominees for Election as Directors" and continuing through footnote 15 on page 7 in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated herein by reference to the information on page 12 under the heading "Certain Relationships and Transactions" in the Proxy Statement and to the information regarding Mr. Davis on page 10 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

      (a)(1)      Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference to Item 8 of this report:

      Consolidated Balance Sheets - January 31, 1998 and February 1, 1997 Consolidated Statements of Income - Fiscal years ended January 31, 1998,
          February 1, 1997 and February 3, 1996
      Consolidated Statements of Stockholders' Equity - Fiscal years ended
          January 31, 1998, February 1, 1997 and February 3, 1996
      Consolidated Statements of Cash Flows - Fiscal years ended
          January 31, 1998, February 1,1997 and February 3, 1996
      Notes to Consolidated Financial Statements - Fiscal years ended
          January 31, 1998, February 1, 1997 and February 3, 1996


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

      (a)(3)      Exhibits and Management Compensatory Plans
Exhibits

The following exhibits are filed pursuant to Item 14(c):

Number                        Description

* 3(a)      Restated Certificate of Incorporation (Exhibit 3 to Form
            10-Q for the quarter ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect. (Exhibit 3(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556)
* 4(b)      Indenture between the Registrant and Chemical Bank,
            Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859)
* 4(c)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of April 15, 1987 (Exhibit 4.3 in 33-13534)
* 4(d)      Indenture between Registrant and Chemical Bank, Trustee,
            dated as of May 15, 1988, as supplemented (Exhibit 4 in
            33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to
            Current Report on Form 8-K dated September 26, 1990 in 1-6140)
* 4(e)      Indenture between Dillard Investment Co., Inc. and
            Chemical Bank, Trustee, dated as of April 15, 1987, as
            supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in
            33-25113)
*10(a)      Retirement Contract of William Dillard dated March 8,
            1997 (Exhibit 10(a) to Form 10-K for the fiscal year
            ended February 1, 1997 in 1-6140)
*10(b)      1990 Incentive and Nonqualified Stock Option Plan
            (Exhibit 10(b) to Form 10-K for the fiscal year ended
            January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan (Exhibit
            10(c) to Form 10-K for the fiscal year ended January 29,
            1994 in 1-6140)
*10(d)      Senior Management Cash Bonus Plan (Exhibit 10(d) to Form
            10-K for the fiscal year ended January 28, 1995 in 1-6140)
 12         Statement Re:  Computation of Ratio of Earnings to Fixed
            Charges
 13         Incorporated portions of the Annual Stockholders Report
            for the fiscal year ended January 31, 1998
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
____________
* Incorporated herein by reference as indicated.

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


      (b)   Reports on Form 8-K filed during the fourth quarter:

      The Company filed a report on January 9, 1998 relating to the issuance of $100 million aggregate principal amount of 6 5/8% Notes maturing on January 15, 2018.

      (c)   Exhibits

      See the response to Item 14(a)(3).

      (d)   Financial statement schedules

      See the response to Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Dillard's, Inc.
                                          Registrant

  April 24, 1998                   /s/  James I. Freeman
Date                             James I. Freeman, Senior Vice President and
                                        Chief Financial Officer
                                 (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


 /s/ William Dillard                      /s/ Drue Corbusier
William Dillard                           Drue Corbusier
Chairman and Chief Executive              Vice President and Director
 Officer (Principal Executive
 Officer)

/s/ Calvin N. Clyde, Jr.                  /s/ Robert C. Connor
Calvin N. Clyde, Jr.                      Robert C. Connor
Director                                  Director

/s/ Will D. Davis                         /s/ Alex Dillard
Will D. Davis                             Alex Dillard
Director                                  Executive Vice President
                                           and Director

/s/ Mike Dillard                          /s/ William Dillard II
Mike Dillard                              William Dillard II
Executive Vice President and              President and Chief Operating
 Director                                   Officer and Director


/s/ James I. Freeman                      /s/ William H. Sutton
James I. Freeman                          William H. Sutton
Senior Vice President and Chief           Director
 Financial Officer and Director

/s/ John Paul Hammerschmidt               /s/ William B. Harrison, Jr.
John Paul Hammerschmidt                   William B. Harrison, Jr.
Director                                  Director

/s/ Jackson T. Stephens                   /s/ John H. Johnson
Jackson T. Stephens                       John H. Johnson
Director                                  Director

/s/ E. Ray Kemp
E. Ray Kemp
Director
                                     April 24, 1998
                                    Date

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Dillard's, Inc.
Little Rock, Arkansas

We have audited the consolidated financial statements of Dillard's, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and for each of the three years in the period ended January 31, 1998, and have issued our report thereon dated February 23, 1998; such consolidated financial statements and report (which report includes an explanatory paragraph relating to a change in accounting for the impairment of long-lived assets and for long-lived assets to be disposed of) are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dillard's, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

New York, New York
February 23, 1998


                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           DILLARD'S, INC. AND SUBSIDIARIES

                           (DOLLAR AMOUNTS IN THOUSANDS)
    COL. A            COL. B         COL. C          COL.D          COL. E       COL. F

                                           ADDITIONS
                       BALANCE      CHARGED TO     CHARGED TO                    BALANCE
                    AT BEGINNING     COST AND    OTHER ACCOUNTS   DEDUCTIONS -    AT END
DESCRIPTION           OF PERIOD      EXPENSES       DESCRIBE       DESCRIBE      OF PERIOD
Allowance for losses on accounts
receivable:

Year ended
 January 31, 1998:      $24,169        55,816                       52,176 (2)    $27,809

Year ended
 February 1, 1997:      $19,528        66,629           23 (1)      62,011 (2)    $24,169

Year ended
 February 3, 1996:      $15,307        52,522          708 (1)      49,009 (2)    $19,528



(1)   Represents the allowance for losses on accounts acquired.

(2) Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).


                      EXHIBIT INDEX

Number                 Description

* 3(a)      Restated Certificate of Incorporation
            (Exhibit 3 to Form 10-Q for the quarter
            ended August 1, 1992 in 1-6140)
* 3(b)      By-Laws as currently in effect (Exhibit 3(b) to Form
            10-K for the fiscal year ended January 30, 1993, in 1-6140)
* 4(a)      Indenture between the Registrant and
            Chemical Bank, Trustee, dated as of
            October 1, 1985 (Exhibit (4) in 2-85556)
* 4(b)      Indenture between the Registrant and
            Chemical Bank, Trustee, dated as of
            October 1, 1986 (Exhibit (4) in 33-8859)
* 4(c)      Indenture between Registrant and
            Chemical Bank, Trustee, dated as of
            April 15, 1987 (Exhibit 4.3 in 33-13534)
* 4(d)      Indenture between Registrant and
            Chemical Bank, Trustee, dated as of
            May 15, 1988, as supplemented (Exhibit
            4 in 33-21671, Exhibit 4.2 in 33-25114
            and Exhibit 4(c) to Current Report on
            Form 8-K dated September 26, 1990 in 1-6140)
* 4(e)      Indenture between Dillard Investment
            Co., Inc. and Chemical Bank, Trustee,
            dated as of April 15, 1987, as
            supplemented (Exhibit 4.1 in 33-13535
            and Exhibit 4.2 in 33-25113)
*10(a)      Retirement Contract of William Dillard
            dated March 8,1997 (Exhibit 10(a) to
            Form 10-K for the fiscal year ended
            February 1, 1997 in 1-6140)
*10(b)      1990 Incentive and Nonqualified Stock
            Option Plan (Exhibit 10(b) to Form 10-K
            for the fiscal year ended January 30, 1993 in 1-6140)
*10(c)      Corporate Officers Non-Qualified Pension Plan
            (Exhibit 10(c) to Form 10-K for the fiscal year
            ended January 29, 1994 in 1-6140)
*10(d)      Senior Management Cash Bonus Plan (Exhibit 10(d)
            to Form 10-K for the fiscal year ended January 28, 1995
            in 1-6140)
 12         Statement Re:  Computation of Ratio of
            Earnings to Fixed Charges
 13         Incorporated portions of the Annual
            Stockholders Report for the fiscal year
            ended January 31, 1998
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
__________________
* Incorporated herein by reference as indicated.