Form 10-Q
period 1998-05-02
DILLARD DEPARTMENT STORES INC
filed 1998-06-16
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

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
           Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS A COMMON STOCK as of May 2, 1998               106,837,936
     CLASS B COMMON STOCK as of May 2, 1998                 4,016,929

                        PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                         May 2       January 31        May 3
                                                          1998           1998           1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $81,495        $41,833        $72,246
  Trade accounts receivable                           1,073,626      1,158,682      1,046,856
  Merchandise inventories                             2,063,898      1,784,765      1,874,310
  Other current assets                                   13,176         12,777          9,897
        TOTAL CURRENT ASSETS                          3,232,195      2,998,057      3,003,309

OTHER ASSETS                                            100,414         92,298        106,553
PROPERTY AND EQUIPMENT, NET                           2,462,262      2,463,801      2,196,432
CONSTRUCTION IN PROGRESS                                 41,204         37,691        107,221

                                                     $5,836,075     $5,591,847     $5,413,515

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses          $810,635       $530,034       $793,654
  Commercial paper                                      288,429        419,136        194,653
  Federal and state income taxes                         50,548         40,761         58,751
  Current portion of long-term debt                     107,268        107,268        106,564
  Current portion of capital lease obligations            1,624          1,651          1,559
        TOTAL CURRENT LIABILITIES                     1,258,504      1,098,850      1,155,181

LONG-TERM DEBT                                        1,463,968      1,365,716      1,271,409
CAPITAL LEASE OBLIGATIONS                                11,872         12,205         13,330
DEFERRED INCOME TAXES                                   322,028        307,138        261,094

STOCKHOLDERS' EQUITY
  Preferred stock                                           440            440            440
  Common stock                                            1,143          1,143          1,136
  Additional paid-in capital                            659,331        657,137        641,437
  Retained earnings                                   2,373,513      2,314,709      2,127,980
  Less treasury stock                                  (254,724)      (165,491)       (58,492)
                                                      2,779,703      2,807,938      2,712,501

                                                     $5,836,075     $5,591,847     $5,413,515



See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)

                                          Three Months Ended              Twelve Months Ended
                                        May 2           May 3          May 2         May 3
                                         1998           1997            1998          1997
Net sales                              $1,682,216   $1,515,344      $6,798,624    $6,289,627
Service charges, interest and other        47,669       47,213         185,613       183,237
                                        1,729,885    1,562,557       6,984,237     6,472,864

Cost and expenses:
  Cost of sales                         1,117,221      995,203       4,515,309     4,164,171
  Advertising, selling, administrative
    and general expenses                  414,048      382,590       1,661,179     1,554,687
  Depreciation and amortization            54,554       51,202         203,291       194,587
  Rentals                                  10,291       10,630          54,347        55,238
  Interest and debt expense                33,656       30,459         132,434       122,473
                                        1,629,770    1,470,084       6,566,560     6,091,156
INCOME BEFORE INCOME TAXES                100,115       92,473         417,677       381,708
Income taxes                               37,045       34,215         154,540       141,230
NET INCOME                                 63,070       58,258         263,137       240,478
RETAINED EARNINGS AT BEGINNING
     OF PERIOD                          2,314,709    2,074,214       2,127,980     1,904,508
                                        2,377,779    2,132,472       2,391,117     2,144,986
Cash dividends declared                    (4,266)      (4,492)        (17,604)      (17,006)
RETAINED EARNINGS AT END OF PERIOD     $2,373,513   $2,127,980      $2,373,513    $2,127,980

BASIC EARNINGS PER COMMON SHARE             $0.58        $0.52           $2.39         $2.12
DILUTED EARNINGS PER COMMON SHARE           $0.58        $0.52           $2.37         $2.11
Cash dividends declared per common share    $0.04        $0.04           $0.16         $0.15



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                            Three Months Ended
                                                            May 2        May 3
                                                            1998          1997
OPERATING ACTIVITITES
 Net income                                                $63,070       $58,258
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            55,149        51,487
   Changes in operating assets and liabilities:
    Decrease in trade accounts receivable                   85,056        83,648
    Increase in merchandise inventories and
        other current assets                              (279,532)     (318,169)
    (Increase) Decrease in other assets                     (8,711)          319
    Increase in trade accounts payable and accrued
       expenses and income taxes                           309,732       274,044
      NET CASH PROVIDED BY OPERATING ACTIVITIES            224,764       149,587

INVESTING ACTIVITIES
 Purchase of property and equipment                        (56,528)     (162,922)
      NET CASH USED IN INVESTING ACTIVITIES                (56,528)     (162,922)


FINANCING ACTIVITIES
 Net (decrease) increase in commercial paper              (130,707)       65,915
 Proceeds from long-term borrowings                        100,000       100,000
 Principal payments on long-term debt and
     capital lease obligations                              (2,108)      (76,939)
 Dividends paid                                             (8,720)       (9,046)
 Common stock issued                                         2,194            49
 Purchase of treasury stock                                (89,233)      (58,492)
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  (128,574)       21,487
INCREASE IN CASH AND CASH EQUIVALENTS                       39,662         8,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            41,833        64,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $81,495       $72,246




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted
     accounting  principles  for  complete financial  statements.   In  the
     opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.


2. On February 24, 1998, the Company issued $100 million aggregate principal amount of its 6.3% notes due February 15, 2008. The notes were sold in an underwritten public offering.


3. On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to
     $300 million.   For the quarter ended May 2, 1998, a total of 2.5 million
     shares were purchased for a total of $89.2  million.


4. On May 16, 1998 the Board of Directors approved a definitive agreement under which Dillard's, Inc. will acquire Mercantile Stores Company, Inc. ("Mercantile") for $80.00 per share or approximately $2.9 billion in cash. Mercantile operates 103 predominately fashion apparel stores and 16 home fashion stores in 17 states.

     Pursuant to the agreement, a cash tender offer ("the Offer")commenced on May 21, 1998 by MSC Acquisitions, Inc, a subsidiary of the Company. The Offer, for all outstanding common shares of Mercantile is conditioned upon, among other things, (i) there being validly tendered and not properly withdrawn prior to the expiration of the Offer a number of Shares which, together with any Shares owned, directly or indirectly, Dillard's or its subsidiaries, constitutes more than 50% of the voting power (determined on a fully diluted basis) of all the securities of Mercantile entitled to vote generally in the election of directors or in a merger and (ii) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     The Offer and withdrawal rights are set to expire at 12:00 Midnight, EDT, on Friday, June 19, 1998, unless the tender offer is extended.

     The Company has financing commitments in place with commercial banks sufficient to fund the purchase price.

5.    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share.

(thousands,  except per share data)  Three Months Ended   Twelve Months Ended
                                      May  2     May 3     May  2     May 3
                                       1998       1997      1998       1997

  Basic:
      Net Income                   $ 63,070   $ 58,258    $263,137   $240,478
      Average shares outstanding    108,323    112,795     110,185    113,376
      Earnings per shares - basic      $.58       $.52       $2.39      $2.12

  Diluted:
      Net Income                   $ 63,070   $ 58,258    $263,137   $240,478
      Preferred stock dividends          (6)        (6)        (22)       (22)
      Net earnings available for
        per-share calculations       63,064     58,252    $263,115   $240,456


    Average   shares  outstanding   108,323    112,795     110,185    113,376
    Stock options                       628        201         797        413
    Total average equivalent shares 108,951    112,996     110,982    113,789
    Earnings per share - diluted       $.58      $ .52       $2.37     $ 2.11



      Options to purchase 2,599,406 and 4,380,120 shares of Class A common stock at prices ranging from $31.25 to $45.13 per share were outstanding at May 2, 1998 and May 3, 1997, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                  Three Months Ended      Twelve Months Ended
                                   May 2      May 3        May 2       May 3
                                    1998       1997          1998       1997

Net sales                          100.0%     100.0%        100.0%     100.0%
Cost of sales                       66.4       65.7          66.4       66.2
Gross profit                        33.6       34.3          33.6       33.8

Advertising, selling, administrative
  and general expenses              24.6       25.2          24.4       24.7
Depreciation and amortization        3.3        3.4           3.0        3.1
Rentals                              0.6        0.7           0.8        0.9
Interest and debt expense            2.0        2.0           2.0        1.9
     Total operating expenses       30.5       31.3          30.2       30.6

Service charges, interest and other  2.8        3.1           2.7        2.9
Income before income taxes           5.9        6.1           6.1        6.1
Income taxes                         2.2        2.3           2.2        2.3
Net income                           3.7        3.8           3.9        3.8

     Net sales for the first quarter of 1998 were $1,682.2 million as compared to $1,515.3 million for the first quarter of 1997. This is an increase of 11%. The net sales in comparable stores increased 7% for the period versus last year. The twelve month sales increase for 1998 over 1997 was 8%; for comparable stores the increase was 4%. The majority of the increase in sales was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

     Cost of sales increased from 65.7% of net sales for the first quarter of 1997 to 66.4% for the first quarter of 1998. For the twelve months ended May 2, 1998 and May 3, 1997, the cost of sales increased from
     66.2% to 66.4% of  net sales.   This increase was due to a higher level
     of  markdowns  in  the current periods than in the prior periods.

     Advertising, selling, administrative and general expenses decreased from 25.2% of net sales for the first quarter of 1997 to 24.6% of net sales for the first quarter of 1998. For the twelve months ended May 2, 1998 and May 3, 1997 these expenses decreased from 24.7% to 24.4% of net sales. Bad debt expense and payroll expense in the selling area decreased as a percentage of sales.

     Depreciation and amortization expense decreased slightly as a percentage of sales for the three months ended May 2, 1998 compared to the three months ended May 3, 1997 and decreased slightly as a percentage of sales from 1997 in the twelve month period ended May 2, 1998.

     Rental expense decreased slightly from .7% of net sales for the first quarter of 1997 to .6% for the first quarter of 1998. For the twelve months ended May 2, 1998 and May 3, 1997 the decrease was from .9% to .8% of net sales. This was due to a higher proportion of the Company's properties being owned rather than leased.

     Interest and debt expense remained constant at 2.0% of net sales for the first quarter of 1998 and 1997. For the twelve months ended May 2, 1998 and May 3, 1997 it increased from 1.9% to 2.0% of net sales.

     Service charges, interest and other income decreased from 3.1% of net sales for the first quarter of 1997 to 2.8% of net sales for the first
     quarter  of 1998.   For  the twelve months ended May 2, 1998 and May 3,
     1997 the decrease was from 2.9% to 2.7% of net sales. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

     The effective federal and state income tax rate was 37% for the first quarter of 1998 and 1997.


     Financial Condition

     Net cash flows from operations were $225 million for the first quarter of 1998. In addition to the cash flows from operations, the Company borrowed $100 million by issuing notes in an underwritten public offering. These notes mature on February 15, 2008. The Company also reduced its commercial paper borrowings by $131 million during the quarter.

     The Company invested $56.5 million in capital expenditures for the three months ended May 2, 1998 as compared to $162.9 million for the three months ended May 3, 1997. In the first quarter of 1998 the Company opened two new stores. During 1998, the Company plans to build six additional stores (two of which will be replacement stores). During 1997, the Company built twelve new stores, expanded and remodeled four stores, acquired eleven stores and closed three.

     On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the first quarter of 1998, a total of 2.5 million shares were purchased for a total of $89.2 million.

     Merchandise inventories increased by 10% from $1.87 million at May 3, 1997 to $2.06 million at May 2, 1998. The Company operated 17 more stores at May 2, 1998 versus May 3, 1997. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 4 1/2%.

     The Company's Registration Statement registering an additional $300 million in debt securities went effective on June 10, 1998. The Company has outstanding shelf registration for debt securities in the amount of $500 million.

     Fluctuations in certain other balance sheet accounts between January 31, 1998 and May 2, 1998 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

     On May 16, 1998 the Board of Directors approved a definitive agreement under which Dillard's, Inc. will acquire Mercantile Stores Company, Inc. ("Mercantile") for $80.00 per share or approximately $2.9 billion in cash. Mercantile operates 103 predominately fashion apparel stores and 16 home fashion stores in 17 states.

     Pursuant to the agreement, a cash tender offer ("the Offer") commenced on May 21, 1998 by MSC Acquisitions, Inc, a subsidiary of the Company. The Offer, for all outstanding common shares of Mercantile is conditioned upon, among other things, (i) there being validly tendered and not properly withdrawn prior to the expiration of the Offer a number of Shares which, together with any Shares owned, directly or indirectly, Dillard's or its subsidiaries, constitutes more than 50% of the voting power (determined on a fully diluted basis) of all the securities of Mercantile entitled to vote generally in the election of directors or in a merger and (ii) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     The Offer and withdrawal rights are set to expire at 12:00 Midnight, EDT, on Friday, June 19, 1998, unless the tender offer is extended.

     The Company has financing commitments in place with commercial banks sufficient to fund the purchase price.

     Forward-Looking Information

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this quarterly report on Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial performance and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: economic and weather conditions in the regions in which the Company's stores are located and their effect on the buying patterns of the Company's customers, changes in consumer spending patterns and debt levels, trends in personal bankruptcies and the impact of competitive market factors.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     During the three months ended May 30, 1998, the Company issued $100 million of Notes in an underwritten public offering. These Notes mature in ten years and have an interest rate of 6.3%. The only other activity during the quarter in the Company's debt obligations was the scheduled payments of $2.1 million on the Company's mortgage notes.

PART II   OTHER INFORMATION


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended              Fiscal Year Ended
 May 2   May  3     January 31 February 1 February 3 January 28 January 29
  1998    1997        1998       1997       1996  *    1995       1994
  3.61    3.63        3.69       3.61       2.86       3.72       3.57

 * 53 Weeks

ITEM 6    Exhibits and Reports on Form 8-K

    (a)  Exhibit (12):  Statement re:  Computation of Ratio of Earnings  to
                                       Fixed Charges

    (b)  Reports on Form 8-K filed during the first quarter:

       The Company filed a report on February 19, 1998 relating to the issue of $100 million aggregate principal amount of 6.3% Notes maturing on February 15, 2008.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DILLARD'S, INC.
                                   (Registrant)


DATE: June 16, 1998                /s/ James I. Freeman
                                   James I. Freeman
                                   Senior Vice President & Chief Financial
                                   Officer
                                  (Principal Financial & Accounting Officer)

                        EXHIBIT INDEX

                    Exhibits to Form 10-Q




  Exhibit Number    Exhibit



     12        Statement re:  Computation of Ratio of Earnings
                               to Fixed Charges