Form 10-Q
period 1998-08-01
DILLARDS INC
filed 1998-09-15
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

                             OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to          .

Commission file number 1-6140


                    DILLARD'S, INC.
   (Exact name of registrant as specified in its charter)

    DELAWARE                              71-0388071
(State or other                          (IRS Employer Identification Number)
 jurisdiction of incorporation
    or organization)

      1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
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

CLASS   A  COMMON  STOCK as of August 1, 1998    102,800,501
CLASS   B  COMMON  STOCK as of August 1, 1998      4,016,929

         PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)
                                      August 1       January 31      August 2
                                         1998            1998           1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents            $65,019        $41,833        $73,225
  Trade accounts receivable          1,027,344      1,158,682      1,031,524
  Merchandise inventories            1,863,459      1,784,765      1,750,239
  Other current assets                  13,294         12,777          9,281
        TOTAL CURRENT ASSETS         2,969,116      2,998,057      2,864,269

INVESTMENTS AND OTHER ASSETS           113,462         92,298         90,403
PROPERTY AND EQUIPMENT, NET          2,470,643      2,463,801      2,260,592
CONSTRUCTION IN PROGRESS                75,309         37,691        131,816
                                    $5,628,530     $5,591,847     $5,347,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and
     accrued expenses                 $696,486       $530,034       $629,502
  Commercial paper                     229,366        419,136        234,829
  Federal and state income taxes        26,782         40,761         18,513
  Current portion of long-term debt    157,268        107,268        156,564
  Current portion of capital lease
      obligations                        1,596          1,651          1,589
        TOTAL CURRENT LIABILITIES    1,111,498      1,098,850      1,040,997

LONG-TERM DEBT                       1,362,173      1,365,716      1,319,758
CAPITAL LEASE OBLIGATIONS               11,532         12,205         12,963
DEFERRED INCOME TAXES                  322,028        307,138        261,094

STOCKHOLDERS' EQUITY
  Preferred Stock                          440            440            440
  Common Stock                           1,149          1,143          1,138
  Additional paid-in capital           677,708        657,137        643,987
  Retained earnings                  2,417,176      2,314,709      2,167,838
  Less Treasury Stock                 (275,174)      (165,491)      (101,135)
                                     2,821,299      2,807,938      2,712,268
                                    $5,628,530     $5,591,847     $5,347,080


See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)

                                               Three Months Ended             Six Months Ended    Twelve Months Ended
                                             August 1     August 2      August 1     August 2      August 1    August 2
                                               1998         1997          1998         1997          1998        1997
Net sales                                    $1,504,504  $1,453,152     $3,186,720  $2,968,496    $6,849,976  $6,402,453
Service charges, interest, and other             47,496      46,188         95,165      93,401       186,921     182,922
                                              1,552,000   1,499,340      3,281,885   3,061,897     7,036,897   6,585,375

Cost and expenses:
  Cost of sales                                 964,144     946,119      2,081,365   1,941,322     4,533,334   4,238,486
  Advertising, selling, administrative
    and general expenses                        412,231     387,191        826,279     769,781     1,686,219   1,580,961
  Depreciation and amortization                  54,290      51,326        108,844     102,528       206,255     195,670
  Rentals                                         9,892      10,837         20,183      21,467        53,402      55,170
  Interest and debt expense                      35,342      33,480         68,998      63,939       134,296     125,729
                                              1,475,899   1,428,953      3,105,669   2,899,037     6,613,506   6,196,016
     INCOME BEFORE INCOME TAXES                  76,101      70,387        176,216     162,860       423,391     389,359
Income taxes                                     28,155      26,045         65,200      60,260       156,650     144,065
     NET INCOME                                 $47,946     $44,342       $111,016    $102,600      $266,741    $245,294
Retained earnings at beginning
  of period                                   2,373,513   2,127,980      2,314,709   2,074,214     2,167,838   1,940,617
                                              2,421,459   2,172,322      2,425,725   2,176,814     2,434,579   2,185,911
Cash dividends declared                          (4,283)     (4,484)        (8,549)     (8,976)      (17,403)    (18,073)
     RETAINED EARNINGS AT END
       OF PERIOD                             $2,417,176  $2,167,838     $2,417,176  $2,167,838    $2,417,176  $2,167,838

BASIC EARNINGS PER SHARE                          $0.45       $0.40          $1.03       $0.92         $2.44       $2.18
DILUTED EARNINGS PER SHARE                        $0.45       $0.40          $1.03       $0.91         $2.43       $2.17
Cash dividends declared per common share          $0.04       $0.04          $0.08       $0.08         $0.16       $0.16

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)


                                                            Six Months Ended
                                                         August 1     August 2
                                                            1998         1997


OPERATING ACTIVITITES
   Net income                                             $111,016    $102,600
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                       110,030     103,284
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable             131,338      98,980
         Increase in merchandise inventories and
           other current assets                            (79,211)   (193,482)
         (Increase)  decrease in investments and
           other assets                                    (22,350)     15,998
         Increase  in trade accounts payable and
           accrued expenses and income taxes               167,363      69,654
            NET CASH PROVIDED BY OPERATING ACTIVITIES      418,186     197,034

INVESTING ACTIVITIES
   Purchase of property and equipment                     (153,304)   (303,003)
            NET CASH USED IN INVESTING ACTIVITIES         (153,304)   (303,003)

FINANCING ACTIVITIES
   Net (decrease) increase in commercial paper            (189,770)    106,091
   Proceeds from long-term borrowings                      100,000     200,000
   Principal payments on long-term debt and
     capital lease obligations                             (54,271)    (78,927)
   Dividends paid                                           (8,549)    (13,530)
   Common stock sold                                        20,577       2,601
   Purchase of treasury stock                             (109,683)   (101,135)
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES  (241,696)    115,100

INCREASE IN CASH AND CASH EQUIVALENTS                       23,186       9,131
Cash and cash equivalents at beginning of period            41,833      64,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $65,019     $73,225


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted
     accounting  principles  for  complete financial  statements.   In  the
     opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.


2. On February 24, 1998, the Company issued $100 million aggregate principal amount of its 6.3% notes due February 15, 2008. The notes were sold in an underwritten public offering.


3. On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the quarter ended August 1, 1998, a total of 371,900 shares were purchased for a total of $13.7 million.

4. On August 13, 1998, wholly owned subsidiaries of the Company acquired 36,043,339 shares of the common stock of Mercantile Stores Company, Inc. ("Mercantile"), which together with shares already owned by the Company represented approximately 98% of Mercantile's outstanding shares of common stock, for a cash price of $80.00 per share. Mercantile operates 103 predominantly fashion apparel stores and 16 home stores in 17 states. On August 18, 1998, the Company completed the merger of Mercantile Merger Corporation, a wholly owned subsidiary of the Company, with Mercantile. Upon consummation of the merger, Mercantile became a wholly owned subsidiary of the Company, and the shareholders of Mercantile who did not tender their shares became entitled to receive $80.00 per share. The total purchase price for Mercantile was approximately $3 billion plus certain additional amounts to be paid in respect of outstanding stock options and transaction expenses. The funds used to consummate the acquisition were raised through the issuance of $1 billion of long-term debt, the issuance of $200 million of capital securities, the issuance of $385 million of commercial paper and $1.35 billion of receivables financing by the Company. The remainder of the funds came from existing cash of the Company.

     The Company has entered into two separate agreements to sell 26 department store locations and related property. Proffit's, Inc. has agreed to acquire the real and personal property of 15 former Mercantile store locations along with certain inventory and accounts receivable. The stores are located in several markets which include Nashville, Tennessee, and Orlando, Florida. The transaction, which is subject to normal conditions, is expected to close by the end of the third quarter of 1998. The May Department Stores Company has agreed to acquire 11 former Mercantile locations in certain markets which include Kansas City, Missouri and Colorado. The transaction closed on September 9, 1998. In addition, the Company and Belk, Inc. have signed a letter of intent agreeing to exchange seven former Mercantile stores located in Florida and South Carolina for nine Belk stores located in Virginia and Tennessee. The transaction is expected to close in the third quarter.

 The following table sets forth the computation of basic and diluted earnings per share.

(thousands,  except  per share data) Three Months Ended    Six Months Ended
                                      August 1 August 2   August 1  August 2
                                       1998     1997         1998     1997

     Basic:
      Net Income                     $ 47,946$ 44,342     $111,016 $102,600
      Average shares outstanding      106,727 111,028      107,525  111,911
      Earnings per shares - basic        $.45    $.40        $1.03     $.92

     Diluted:
      Net Income                     $ 47,946$ 44,342     $111,016 $102,600
      Preferred stock dividends           (6)     (6)         (11)    (11)
      Net earnings available for
       per-share calculations          47,940  44,336     $111,001 $102,589


     Average shares outstanding       106,727 111,028     107,525   111,911
      Stock options                       882     641         755       421
      Total average equivalent shares 107,609 111,669     108,280   112,332
      Earnings per share - diluted       $.45   $ .40       $1.03     $ .91




                                            Twelve Months Ended
                                            August 1 August 2
                                             1998       1997

     Basic:
      Net Income                           $266,111      $245,294
      Average shares outstanding            109,110       112,743
      Earnings per shares - basic             $2.44         $2.18

     Diluted:
       Net Income                          $266,111     $ 245,294
       Preferred stock dividends                (22)          (22)
       Net earnings available for
       per-share calculations               266,089       245,272


       Average   shares  outstanding        109,110       112,743
       Stock options                            858           373
       Total average equivalent shares      109,968       113,116
       Earnings per share - diluted           $2.43        $ 2.17



      Options to purchase 1,695,225 and 3,064,145 shares of Class A common stock at prices ranging from $37.375 to $45.13 per share were outstanding at August 1, 1998 and August 2, 1997, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

  The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                 Three Months Ended         Six Months Ended         Twelve Months Ended
                                August 1    August 2      August 1    August 2      August 1    August 2
                                  1998        1997          1998        1997          1998        1997
Net sales                           100.0%      100.0%        100.0%      100.0%        100.0%      100.0%

Cost of sales                        64.1%       65.1%         65.3%       65.4%         66.2%       66.2%
Gross profit                         35.9%       34.9%         34.7%       34.6%         33.8%       33.8%


Advertising, selling, administrative
  and general expenses               27.4%       26.6%         25.9%       25.9%         24.6%       24.7%
Depreciation and amortization         3.6%        3.5%          3.4%        3.5%          3.0%        3.1%
Rentals                               0.7%        0.8%          0.7%        0.7%          0.8%        0.8%
Interest and debt expense             2.3%        2.3%          2.2%        2.2%          1.9%        2.0%
     Total operating expenses        34.0%       33.2%         32.2%       32.3%         30.3%       30.6%


Other income                          3.2%        3.2%          3.0%        3.2%          2.7%        2.9%
Income before income taxes            5.1%        4.9%          5.5%        5.5%          6.2%        6.1%
Income taxes                          1.9%        1.8%          2.0%        2.0%          2.3%        2.3%
Net income                            3.2%        3.1%          3.5%        3.5%          3.9%        3.8%



     Net sales for the second quarter of 1998 were $1,504.5 million as compared to $1,453.2 million for the second quarter of 1997. This is an increase of 4%. The net sales in comparable stores increased 1% for the period versus last year. The six month sales increase for 1998 over 1997 was 7%; for comparable stores the increase was 4%. The twelve month sales increase for 1998 over 1997 was 7%; for comparable stores the increase was 3%. The majority of the increase in sales was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

     Cost of sales decreased from 65.1% of net sales for the second quarter of 1997 to 64.1% for the second quarter of 1998. For the six months ended August 1, 1998 and August 2, 1997, the cost of sales decreased slightly from 65.4% to 65.3% of net sales. This was caused by a lower level of markdowns in the current period versus the prior period. For the twelve months ended August 1, 1998 and August 1, 1997, the cost of sales remained constant at 66.2% of net sales.

     Advertising, selling, administrative and general expenses increased from 26.6% of net sales for the second quarter of 1997 to 27.4% of net sales for the second quarter of 1998. This increase was primarily caused by an increase in payroll expense in the selling area. For the six months ended August 1, 1998 and August 2, 1997, these expenses were constant at 25.9% of net sales. For the twelve months ended August 1, 1998 and August 2, 1998 these expenses decreased from 24.7% to 24.6% of net sales.

     Depreciation and amortization expense increased slightly as a percentage of sales for the three months ended August 1, 1998 compared to the three months ended August 2, 1997 and decreased slightly as a percentage of sales from 1997 in the six and twelve month periods ended August 1, 1998.

     Rental expense decreased slightly from .8% of net sales for the second quarter of 1997 to .7% for the second quarter of 1998. For the six months ended August 1, 1998 and August 2, 1997, rental expense was .7% of net sales. For the twelve months ended August 1, 1998 and August 2, 1997, rental expense was .8% of net sales.

     Interest and debt expense remained constant at 2.3% of net sales for the second quarter of 1998 and 1997. For the six months ended August 1, 1998 and August 2, 1997 interest and debt expense remained constant at 2.2% of net sales. For the twelve months ended August 1, 1998 and August 2, 1997 it decreased from 2.0% to 1.9% of net sales.

     Service charges, interest and other income remained constant at 3.2% of net sales for the second quarter of 1998. For the six months ended August 1, 1998 and August 2, 1997 service charges, interest and other income decreased from 3.2% to 3.0% of net sales. For the twelve months ended August 1, 1998 and August 2, 1997 the decrease was from 2.9% to 2.7% of net sales. The primary cause for this decrease was a decline in proprietary credit card sales as a percentage of total sales.

     The effective federal and state income tax rate was 37% for the second quarter of 1998 and 1997.

     Financial Condition

     Net cash flows from operations was $418 million for the first six months of fiscal 1998. In addition to the cash flows from operations, the Company borrowed $100 million by issuing notes in an underwritten public offering. These notes mature on February 15, 2008. The Company also reduced its commercial paper borrowings by $190 million during the six months ended August 1, 1998.

     The  Company invested $153.3 million in capital expenditures  for  the six months ended August 1, 1998 as compared to $303 million for the six months ended August 2, 1997. In the first six months of 1998 the Company opened three new stores. During 1998, the Company plans to build five additional stores (two of which will be replacement stores). During 1997, the Company built twelve new stores, expanded and remodeled four stores, acquired eleven stores and closed three.

     On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the six months of 1998, a total of 3.0 million shares were purchased for a total of $109.7 million.

     Merchandise inventories increased by 6% from $1.75 billion at August 2, 1997 to $1.86 billion at August 1, 1998. The Company operated 15 more stores at August 1, 1998 versus August 2, 1997. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 1%.

     Fluctuations in certain other balance sheet accounts between January 31, 1998 and August 2, 1998 reflect normal seasonal variations within
     the retail industry.    The  levels  of  merchandise  inventories  and
     accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

     The Company's Registration Statement registering $2.5 billion in securities went effective on July 24, 1998. On August 7, 1998, the Company issued $1 billion in debt securities in an underwritten public offering. On August 12, 1998, the Company issued $200 million in capital securities in an underwritten public offering. As discussed below, the proceeds from the issuance of these securities were used to fund the purchase of Mercantile. After these transactions, the Company has an effective shelf registration for securities in the amount of $1.3 billion.

     On August 13, 1998, wholly owned subsidiaries of the Company acquired 36,043,339 shares of common stock of Mercantile, which together with shares already owned by the Company represented approximately 98% of Mercantile's outstanding shares of common stock, for a cash price of $80.00 per share. Mercantile operates 103 predominantly fashion apparel stores and 16 home stores in 17 states. On August 18, 1998, the Company completed the merger of Mercantile Merger Corporation, a wholly owned subsidiary of the Company, with Mercantile. Upon consummation of the merger, Mercantile became a wholly owned subsidiary of the Company, and the shareholders of Mercantile who did not tender their shares became entitled to receive $80.00 per share. The total purchase price for Mercantile was approximately $3 billion plus certain additional amounts to be paid in respect of outstanding stock options and transaction expenses. The funds used to consummate the acquisition were raised through the issuance of $1 billion of long-term debt, the issuance of $200 million of capital securities, the issuance of $385 million of commercial paper and $1.35 billion of receivables financing by the Company. The remainder of the funds came from existing cash of the Company.

     The Company has entered into two separate agreements to sell 26 department store locations and related property. Proffit's, Inc. has agreed to acquire the real and personal property of 15 former Mercantile store locations along with certain inventory and accounts receivable. The stores are located in several markets which include Nashville, Tennessee and Orlando, Florida. The transaction, which is subject to normal conditions, is expected to close by the end of the third quarter of 1998. The May Department Stores Company has agreed to acquire 11 former Mercantile locations in certain markets which include Kansas City, Missouri and Colorado Springs, Colorado. The transaction, which is subject to normal conditions, is expected to close by September 4, 1998. In addition, the Company and Belk, Inc. have signed a letter of intent agreeing to exchange seven former Mercantile stores located in Florida and South Carolina for nine Belk stores located in Virginia and Tennessee. The transaction is expected to close in the third quarter.

     Year 2000 Compliance Statement

     All computers systems including embedded processors (such as phone systems, security systems, etc.) have been assessed and work is well underway to remediate the non-year 2000 compliant systems. Approximately 75% of these systems have been remediated or were originally developed as year 2000 compliant. The remaining systems are expected to be remediated no later than the second quarter of 1999. The cost of remediating non-compliant systems will not exceed
     $2.5 million. The Comapny has obtained letters of certification from most of its vendors stating that their systems are compliant. Due to the significant risks to the Company of mission-critical system failures, management monitors the progress of this effort closely. Also, business resumption contingency plans are in the process of being developed to address how the Company will continue to do business if a mission-critical system were to fail.

     Forward- Looking Information

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     During the six months ended August 1, 1998, the Company issued $100 million of Notes in an underwritten public offering. These Notes mature in ten years and have an interest rate of 6.3%. The only other activity during the quarter in the Company's debt obligations was the scheduled payments of $3.9 million on the Company's mortgage notes.



Item 4. Submission of matters to a Vote of Security Holders

      The annual meeting of the stockholders of the Company was held on May 16, 1998.
      The matters submitted to a vote of the stockholders were as follows: election of Directors, proposal to adopt a stock option plan for certain key employees, proposal concerning child/convict labor, and proposal for financial and social accountability in executive compensation.


   Election of Directors

   Nominee                         For          Against            Abstain

     Class A Nominees
     Robert C. Connor           91,997,426      1,126,011               0
     Will D. Davis              91,678,095      1,445,342               0
     John Paul Hammerschmidt    91,891,371      1,232,066               0
     William B. Harrison, Jr.   91,997,365      1,126,072               0
     Jackson T. Stephens        91,911,559      1,211,878               0

     Class B Nominees
     William Dillard             4,010,568              0               0
     Calvin N. Clyde, Jr.        4,010,568              0               0
     Drue Corbusier              4,010,568              0               0
     Alex Dillard                4,010,568              0               0
     William Dillard, II         4,010,568              0               0
     Mike Dillard                4,010,568              0               0
     James I. Freeman            4,010,568              0               0
     John H. Johnson             4,010,568              0               0
     E. Ray Kemp                 4,010,568              0               0
     William H. Sutton           4,010,568              0               0


     Other Proposals
     Stock Option Plan          78,879,426      8,252,498         195,855
     Child/Convict Labor         6,898,585     83,107,332         925,975
     Executive Compensation      2,614,669     86,254,444       2,062,777

PART II   OTHER INFORMATION


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended                     Fiscal   Year    Ended
August 1 August 2     January 31 February 1 February 3 January 28 January 29
 1998      1997          1998       1997       1996  *    1995       1994
 3.25      3.21          3.69       3.61       2.86       3.72       3.57

 * 53 Weeks




ITEM 6    Exhibits and Reports on Form 8-K

    (a)  Exhibit (12):  Statement re:  Computation of Ratio of Earnings  to
                        Fixed Charges

    (b)  Reports on Form 8-K filed during the second quarter:

       The Company filed a report on May 16, 1998, announcing the purchase of the Mercantile Stores Company, Inc.

       The Company filed a report dated July 30, 1998, relating to the issue of $1 billion aggregate principal amount. The terms of which are as follows:

           $200 million in Notes at 6.43% due August 1, 2004
           $100 million in Notes at 6.69% due August 1, 2007
           $200 million in Debentures at 7.13% due August 1, 2018
           $100 million in Reset Put Securities at 6.08% due August 1, 2010 $100 million in Reset Put Securities at 6.17% due August 1, 2011 $150 million in Reset Put Securities at 6.31% due August 1, 2012 $150 million in Reset Put Securities at 6.39% due August 1, 2013

       The Company filed a report dated August 5, 1998, relating to the issue of $200 million aggregate principal amount of 7.5% capital securities maturing on August 1, 2038.


       The Company filed a report on August 27, 1998, announcing the completion of the merger of Mercantile Merger Corporation, a wholly owned subsidiary of the Company, with Mercantile.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DILLARD'S, INC.
                                   (Registrant)


DATE: September 15, 1998           /s/ James I. Freeman
                                    James I. Freeman
                                    Senior Vice President & Chief Financial
                                    Officer
                                    (Principal Financial & Accounting
                                     Officer)

                 EXHIBIT INDEX

               Exhibits to Form 10-Q




  Exhibit Number    Exhibit



     12             Statement re:  Computation of Ratio of Earnings
                                   to Fixed Charges