Form 10-Q
period 1998-10-31
DILLARDS INC
filed 1998-12-15
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October  31, 1998

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

  CLASS A COMMON STOCK  as of October 31, 1998     102,802,724
  CLASS B COMMON STOCK  as of October 31, 1998       4,016,929



                PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)                                       October 31     January 31     November 1
                                                     1998           1998           1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $56,010        $41,833        $65,509
  Trade accounts receivable                         1,411,185      1,158,682      1,054,062
  Merchandise inventories                           2,608,041      1,784,765      2,255,564
  Other current assets                                 55,326         12,777         35,017
        TOTAL CURRENT ASSETS                        4,130,562      2,998,057      3,410,152

INVESTMENTS AND OTHER ASSETS                          418,343         92,298        103,125
PROPERTY AND EQUIPMENT, NET                         3,683,958      2,463,801      2,433,072
CONSTRUCTION IN PROGRESS                               47,597         37,691         20,792
GOODWILL                                              648,966                                   -

                                                   $8,929,426     $5,591,847     $5,967,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Trade accounts payable and accrued expenses      $1,315,473       $530,034     $1,002,641
  Commercial paper                                    158,132        419,136        463,209
  Short-term borrowings                               865,001                                   -
  Federal and state income taxes                      126,248         40,761         43,325
  Current portion of long-term debt                   176,268        107,268        106,564
  Current portion of capital lease obligations          2,409          1,651          1,620
        TOTAL CURRENT LIABILITIES                   2,643,531      1,098,850      1,617,359

LONG-TERM DEBT                                      2,648,838      1,365,716      1,318,159
CAPITAL LEASE OBLIGATIONS                              27,582         12,205         12,588
DEFERRED INCOME TAXES                                 642,706        307,138        261,094
        TOTAL  LIABILITIES                          5,962,657      2,783,909      3,209,200
COMPANY-OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED SECURITIES
  OF SUBSIDIARY GRANTOR TRUSTS                        200,000                                   -
STOCKHOLDERS' EQUITY
  Preferred stock                                         440            440            440
  Common stock                                          1,149          1,143          1,143
  Additional paid-in capital                          677,655        657,137        649,758
  Retained earnings                                 2,362,699      2,314,709      2,207,735
  Less treasury stock                                (275,174)      (165,491)      (101,135)
                                                    2,766,769      2,807,938      2,757,941

                                                   $8,929,426     $5,591,847     $5,967,141
See notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)

                                                   Three Months Ended        Nine Months Ended         Twelve Months Ended
                                                   October 31  November 1    October 31   November 1   October 31   November 1
                                                      1998        1997          1998         1997         1998         1997

Net sales                                          $2,021,299   $1,592,118    $5,208,019  $4,560,615    $7,279,156  $6,497,994
Service charges, interest, and other                   63,125       47,217       158,290     140,617       202,830     183,449
                                                    2,084,424    1,639,335     5,366,309   4,701,232     7,481,986   6,681,443

Cost and expenses:
  Cost of sales                                     1,368,266    1,056,303     3,449,631   2,997,625     4,845,297   4,289,666
  Advertising, selling, administrative
    and general expenses                              642,880      415,031     1,469,159   1,184,812     1,914,068   1,601,386
  Depreciation and amortization                        68,486       53,901       177,330     156,429       220,840     197,032
  Rentals                                              17,616       10,494        37,799      31,961        60,524      55,161
  Interest and debt expense                            64,871       33,219       133,869      97,158       165,948     128,640
                                                    2,162,119    1,568,948     5,267,788   4,467,985     7,206,677   6,271,885
     INCOME (LOSS) BEFORE INCOME TAXES                (77,695)      70,387        98,521     233,247       275,309     409,558
Income taxes (benefit)                                (27,490)      26,040        37,710      86,300       103,120     151,535
     NET INCOME (LOSS)                                (50,205)      44,347        60,811     146,947       172,189     258,023
Retained earnings at beginning
  of period                                         2,417,176    2,167,838     2,314,709   2,074,214     2,207,735   1,967,692
                                                    2,366,971    2,212,185     2,375,520   2,221,161     2,379,924   2,225,715
Cash dividends declared                                (4,272)      (4,450)      (12,821)    (13,426)      (17,225)    (17,980)
     RETAINED EARNINGS AT END
       OF PERIOD                                   $2,362,699   $2,207,735    $2,362,699  $2,207,735    $2,362,699  $2,207,735

BASIC INCOME (LOSS) PER SHARE                          ($0.47)       $0.40         $0.57       $1.32         $1.59       $2.30
DILUTED INCOME (LOSS) PER SHARE                        ($0.47)       $0.40         $0.56       $1.31         $1.58       $2.29
Cash dividends declared per common share                $0.04        $0.04         $0.12       $0.12         $0.16       $0.16


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                                     Nine Months Ended
                                                                      October 31 November 1
                                                                         1998       1997
OPERATING ACTIVITITES
   Net income                                                            $60,811   $146,947
   Adjustments to reconcile net income to net cash
     provided by operating activities, net of effects of acquisition:
       Depreciation and amortization                                     178,765    157,552
       Changes in operating assets and liabilities:
         Decrease in trade accounts receivable                           191,490     76,442
         Increase in merchandise inventories and
           other current assets                                         (401,480)  (724,543)
        (Increase) decrease in investments and other assets               (8,931)     2,909
         Increase in trade accounts payable and
           accrued expenses and income taxes                             529,889    463,639
            NET CASH PROVIDED BY OPERATING ACTIVITIES                    550,544    122,946

INVESTING ACTIVITIES
   Purchase of property and equipment                                   (237,147)  (418,360)
   Acquisition, net of cash acquired and assets held for sale         (2,175,442)
            NET CASH USED IN INVESTING ACTIVITIES                     (2,412,589)  (418,360)

FINANCING ACTIVITIES
   Net (decrease) increase in commercial paper                          (261,004)   334,471
   Net proceeds from short-term borrowings                               865,001
   Proceeds from long-term borrowings                                  1,250,000    200,000
   Proceeds from company-obligated mandatorily redeemable
     preferred securities of subsidiary grantor trusts                   200,000
   Principal payments on long-term debt and
     capital lease obligations                                           (75,625)  (130,870)
   Dividends paid                                                        (12,991)   (14,014)
   Proceeds from sale of common stock                                     20,524      8,377
   Purchase of treasury stock                                           (109,683)  (101,135)
            NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,876,222    296,829

INCREASE IN CASH AND CASH EQUIVALENTS                                     14,177      1,415
Cash and cash equivalents at beginning of period                          41,833     64,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $56,010    $65,509


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted
     accounting  principles  for  complete financial  statements.   In  the
     opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been
     included.   Operating results for the nine month period ended  October
     31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

2. During the thirteen weeks ended October 31, 1998, the Company completed its acquisition (the "Acquisition") of Mercantile Stores Company, Inc. ("Mercantile") pursuant to an Agreement and Plan of Merger dated May 16, 1998. Mercantile is a conventional department store retailer engaged in the general merchandising business, operating 119 department or home fashion stores under 13 different names in a total of 17 states.

     The Acquisition was accounted for under the purchase method and, accordingly, the results of operations have been included in the Company's results of operations since August 13, 1998, and the purchase price has been allocated to Mercantile's assets and liabilities based on their estimated fair values as of that date. Based upon management's initial estimates, the excess of cost over net assets acquired is approximately $652 million.

     Subsequent to the Acquisition, the Company entered into two separate agreements whereby the Company sold in the aggregate 26 of the acquired stores to Proffitt's, Inc. and the May Department Stores Company. In addition, the Company entered into an agreement with Belk, Inc. to exchange seven of the acquired stores for nine Belk, Inc. stores with a fair market value of approximately $70 million. The results of operations of the sold or exchanged stores are included in the accompanying statements of operations from the date of acquisition to the date of sale or exchange.

     The following table sets forth the purchase price and preliminary purchase price allocation (certain fair values were based upon preliminary estimates and will be adjusted once final amounts are determined):
                                                            (in millions)
     Cash paid for stock                                       $   2,940
     Cash paid for outstanding stock options                           3
     Transaction expenses, including investment banking,
          legal and accounting                                        29
     Transaction liabilities, primarily contractually obligated
          severance payments                                          20
     Purchase price                                                2,992
     Historical book value of assets acquired                      1,653
     Excess of purchase price over historical book value
            of  assets  acquired                               $   1,339
                                                            ============

     Allocation of excess purchase price:
            Assets  held  for  sale                           $     306
            Elimination of LIFO inventory reserve                    28
            Increase property and equipment to fair value           444
            Increase pension assets to fair value                    86
            Increase Investments and other assets to fair value     125
            Other adjustments                                       (30)
            Goodwill                                                652
            Changes in deferred income taxes for the tax effect
                   of above adjustments (except goodwill)          (272)
                                                               $  1,339
                                                             ===========

     Goodwill is being amortized over 40 years on a straight line basis. The Company will assess the recoverability of costs in excess of net assets acquired annually based on existing facts and circumstances and projected earnings before interest, depreciation and amortization on an undiscounted basis. Should the Company's assessment indicate an impairment of this asset in the future, an appropriated write-down will be recorded.

     The following unaudited pro forma condensed statements of operations give effect to the Acquisition and related financing transactions as if such transactions had occurred at the beginning of the periods presented (in millions, except per share data):
                                           39 Weeks Ended
                                    October  31, 1998  November 1, 1997

     Net  sales                             $6,057            $5,998
     Net  income (loss)                         (9)               58
     Basic income (loss) per share            (.08)              .52
     Diluted income (loss) per share          (.08)              .51

     The pro forma amounts reflect the results of operations of the Company, the acquired business and the following adjustments:
        Elimination of sales, cost of goods sold and operating expenses related to the stores subsequently sold.
        Depreciation on property and equipment and amortization of intangible assets based on the estimated purchase price allocation.
        Interest expense on the debt incurred in connection with the
         Acquisition.
        Adjustment of income tax expense related to the above.

     The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the Acquisition been consummated on the first day of the periods presented or of future results.

3. The Company financed the Acquisition through the issuance of long-term notes, commercial paper and short-term borrowings. The Company's borrowing arrangements as of October 31, 1998 are as follows (in thousands):

     Short-term debt:
          Commercial paper                             $   158,132
          Receivables financing                            865,001

               Total short-term debt                   $ 1,023,133
                                                       ===========
     Long-term debt:
          Unsecured notes at rates ranging from
               6.125% to 9.50% due 1999 through 2027   $ 2,000,000
          Unsecured 9.25% note of DIC due 2001             100,000
          Mortgage notes payable monthly or
               quarterly (some with balloon
               payments) over periods up to 31
               years from inception and bearing
               interest at rates ranging from
               6.25% to 13.25%                              68,106
          Coupon reset notes at rates ranging from
               6.08% to 6.39% due 2010 through 2013        500,000
          Unsecured Mercantile notes assumed at rates
               ranging from 6.70% to 8.20% due
               2002 through 2022                           157,000
               Total long-term debt                    $ 2,825,106
                                                       ===========

     Capital Securities:
       Company-obligated mandatorily redeemable preferred
         securities of subsidiary grantor trusts      $   200,000
                                                      ===========


     Receivables financing - On August 14, 1998, a wholly-owned subsidiary of the Company entered into a liquidity facility with Park Avenue Receivables Corporation providing for a maximum borrowing of $1,350 million. Borrowings under the facility are secured by the credit card receivables of the Company, which are owned by its wholly-owned subsidiary.

     Capital Securities - The Capital Securities represent beneficial ownership interests in the assets of Dillard's Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds in 7.5% Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company. The Subordinated Debentures will mature on August 1, 2038. Holders of the Capital Securities are entitled to receive cumulative cash distributions payable quarterly at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures.


4. On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the quarter ended October 31, 1998, no additional shares were purchased.

5.   Income Per Share

     The following table sets forth the computation of basic and diluted income (loss) per share.

 (thousands,  except per share data)  Three  Months  Ended   Nine Months Ended
                                      October 31  November 1  October 31 November 1
                                        1998        1997         1998      1997
     Basic:
      Net Income (Loss)               $ (50,205) $ 44,347     $ 60,811   $146,947
      Average shares outstanding        106,820   110,869      107,290    111,564
      Income (loss) per shares - basic    ($.47)     $.40         $.57       $1.32

     Diluted:
      Net Income (Los    s)           $(50,205)  $ 44,347     $ 60,811   $146,947
      Preferred stock dividends             (6)        (6)         (17)       (17)
      Net income (loss) available for
       per-share calculations           (50,211)   44,341      $60,794   $146,930


       Average   shares  outstanding    106,820   110,869      107,290    111,564
      Stock options                          -      1,246          567        696
      Total average equivalent shares   106,820   112,115      107,857    112,260
      Income (loss) per share - diluted   ($.47)    $ .40         $.56      $ 1.31

                                            Twelve Months Ended
                                           October 31 November 1
                                             1998       1997

     Basic:
     Net    Income                        $172,189      $258,023
     Average shares outstanding            108,098       112,067
      Income per share - basic               $1.59         $2.30

     Diluted:
       Net Income                        $172,189      $ 258,023
       Preferred stock dividends              (22)           (22)
       Net income available for
       per-share calculations             172,167        258,001


       Average shares outstanding         108,098        112,067
       Stock options                          594            577
      Total average equivalent shares     108,692        112,644
      Income per share - diluted            $1.58         $ 2.29


      Options to purchase 4,845,690 and 76,740 shares of Class A common stock at prices ranging from $32.25 to $45.13 per share were outstanding at October 31, 1998 and November 1, 1997, respectively, but were not included in the computation of diluted income per share because they would have been antidilutive.


ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:



                                              Three Months Ended        Nine Months Ended        Twelve Months Ended
                                            October 31  November 1   October 31  November 1   October 31  November 1
                                               1998        1997         1998        1997         1998        1997
Net sales                                        100.0%      100.0%       100.0%      100.0%       100.0%      100.0%

Cost of sales                                     67.7        66.3         66.2        65.7         66.6        66.0
Gross profit                                      32.3        33.7         33.8        34.3         33.4        34.0


Advertising, selling, administrative
  and general expenses                            31.8        26.1         28.2        26.0         26.3        24.6
Depreciation and amortization                      3.4         3.4          3.4         3.4          3.0         3.0
Rentals                                            0.9         0.7          0.7         0.7          0.8         0.9
Interest and debt expense                          3.2         2.1          2.6         2.2          2.3         2.0
     Total operating expenses                     39.3        32.3         34.9        32.3         32.4        30.5


Other income                                       3.1         3.0          3.0         3.1          2.8         2.8
Income (loss) before income taxes (benefit)       (3.9)        4.4          1.9         5.1          3.8         6.3
Income taxes (benefit)                            (1.4)        1.6          0.7         1.9          1.4         2.3
Net income (loss)                                 (2.5)        2.8          1.2         3.2          2.4         4.0


       During the thirteen weeks ended October 31, 1998, the Company completed its acquisition (the "Acquisition") of Mercantile Stores Company, Inc. ("Mercantile") pursuant to an Agreement and Plan of Merger dated May 16, 1998. Mercantile is a conventional department store retailer engaged in the general merchandising business, operating 119 department or home fashion stores under 13 different names in a total of 17 states.

     The Acquisition was accounted for under the purchase method and, accordingly, the results of operations have been included in the Company's results of operations since August 13, 1998, and the purchase price has been allocated to Mercantile's assets and liabilities based on their estimated fair values as of that date. Based upon management's initial estimates, the excess of cost over net assets acquired is approximately $652 million.

     Subsequent to the Acquisition, the Company entered into two separate agreements whereby the Company sold in the aggregate 26 of the acquired stores to Proffitt's, Inc. and the May Department Stores Company. In addition, The Company entered into an agreement with Belk, Inc. to exchange seven of the acquired stores for nine Belk, Inc. stores. The results of operations of the sold or exchanged stores are included in the accompanying statements of operations from the date of acquisition to the date of sale or exchange.

     Net sales for the third quarter of 1998 were $2,021.3 million as compared to $1,592.1 million for the third quarter of 1997. This is an increase of 27%. The increase was primarily due to the additional number of retail stores operated by the Company (resulting from new store growth and the Acquisition), partially offset by a decline in comparable store sales of 1%. At October 31, 1998, the Company operated 343 stores, as compared to 268 stores at November 1, 1998. For the nine months ended October 31, 1998 the total sales increase 14% compared to the first nine months of 1997. The comparable stores increase for the nine months was 2%. For the twelve months ended October 31, 1998 the total sales increase was 12% compared to 1997. The comparable stores increase for this period was 2%. The majority of the increase in sales was attributable to an increase in the volume of goods sold rather than an increase in the price of goods.

     Cost of sales for the three, nine and twelve months ended October 31, 1998 included a charge of $39 million for inventory valuation adjustments resulting from the alignment of Mercantile inventories to reflect the Company's merchandising and pricing philosophy. Before this charge, cost of sales decreased to 65.8% of net sales for the third quarter of 1998 compared to 66.3% for the third quarter of 1997. Prior to the charge, cost of sales decreased to 65.4% of net sales for the nine months ended October 31, 1998 from 65.7% for the first nine months of 1997. Prior to the charge, cost of sales was constant at 66.0% of net sales for the twelve months ended October 31, 1998 and November 1, 1997

     Included in selling, general and administrative expenses ("SG&A") for the three, nine and twelve months ended October 31, 1998 were certain business integration and consolidation expenses ("BICE") associated with the integration of Mercantile into the Company. BICE included $43 million of severance costs, $26 million of lease rejection costs for facilities closed subsequent to the Acquisition and $22 million of costs associated with operating Mercantile central office functions for a transitional period. Before such Acquisition related charges, SG&A expenses as a percentage of nets sales increase from 26.1% to 27.2% for the third quarter of 1998, from 26.0% to 26.5% for the first nine months of 1998, and from 24.6% to 25.0% for the twelve months ended October 31, 1998. The increases were primarily due to increase selling payroll expenses, as well as systems integration and other consolidation and integration expenses associated with the Acquisition. The Company is continuing the process of consolidating various administrative support functions such as marketing, buying, advertising, accounting and management information systems, as well as aligning store operating and distribution methodologies. The Company estimates that SG&A expenses for 1998 periods included addition payroll and other systems integration expenses associated with the Acquisition of approximately $20 million. The Company has taken steps to reduce payroll and other overhead expenses, and expects to achieve cost reductions as a result of a more efficient overhead expense structure and increase purchasing power derived from the combination of the two companies.

     Depreciation and amortization expense remained constant as a percentage of sales for the three, nine and twelve months ended
     October 31,1998 compared to the three, nine and twelve months ended November 1, 1997.

     Rental expense increased from .7% of net sales for the third quarter of 1997 to .9% for the third quarter of 1998. This increase reflects the relatively higher percentage of leased property of Mercantile. For the nine months ended October 31, 1998 and November 1, 1997, rental expense was .7% of net sales. For the twelve months ended October 31, 1998 and November 2, 1997, rental expense decreased from .9% to .8% of net sales.

     Interest and debt expense increased to 3.2% of net sales for the third quarter of 1998 from 2.1% in the third quarter of 1997. For the nine months ended October 31, 1998 interest and debt expense increased to 2.6% of net sales compared to 2.2% of net sales for the nine months ended November 1, 1997. For the twelve months ended October 31, 1998 and November 1, 1997 interest and debt expense increased from 2.0% to 2.3% of net sales. The increase in interest and debt expense was due to increased debt incurred to finance the Acquisition.

     Service charges, interest and other income increased to 3.1% of net sales for the third quarter of 1998 from 3.0% in the third quarter of 1997. For the nine months ended October 31, 1998 and November 1, 1997 service charges, interest and other income decreased from 3.1% to 3.0% of net sales. For the twelve months ended October 31, 1998 and November 1, 1997 the service charges, interest and other income was constant at 2.8% of net sales.

     The effective federal and state income tax rate was 37% for 1997. The effective federal and state income tax rate was 38.2% and 37.5% for the three and nine months ended October 31, 1998, respectively, giving effect to the non-deductibility of the amortization of goodwill.


     Financial Condition

     As discussed above, the Company completed its acquisition of Mercantile on August 13, 1998. Subsequent to the Acquisition, the Company entered into an agreement to dispose of 26 of the acquired stores. The Company funded the Acquisition by issuing $1.15 billion of debt in underwritten public offerings. In addition, a subsidiary of the Company issued $200 million in Capital Securities in an underwritten public offering. Additionally, a wholly owned subsidiary of the Company entered into a short term borrowing arrangement providing for a maximum funding of $1.35 billion. At October 31, 1998, $865 million remained outstanding under this facility.

     The Company invested $261 million in capital expenditures for the nine months ended October 31, 1998 as compared to $334 million for the nine months ended November 1, 1997. In the first nine months of 1998 the Company opened seven new stores (one of which was a replacement store) and expanded and remodeled two stores exclusive of the Mercantile acquisition. The Company closed two stores during the first nine months of 1998. During 1997, the Company built twelve new stores, expanded and remodeled four stores, acquired eleven stores and closed three.

     On February 21, 1997, the Board of Directors authorized the implementation of a Class A common stock repurchase program of up to $300 million. For the nine months of 1998, a total of 3.0 million shares were purchased for a total of $109.7 million.

     Merchandise inventories increased by 15% from $2.25 billion at November 1, 1997 to $2.6 billion at October 31, 1998. This increase reflects the Acquisition as well as other store openings. On a comparable store basis, merchandise inventories decreased by 4%.

     Increases in other balance sheet accounts between January 31, 1998 and October 31, 1998 reflect Mercantile balances obtained in the Acquisition and normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

     Subsequent to October 31, 1998, the Company issued debt in underwritten public offerings. On November 4, 1998, the Company issued $150 million of 5.79% Notes due November 15, 2001. On November 16, 1998, the Company issued $100 million of 6.625% Notes due November 15, 2008. On December 7, 1998, The Company issued $150 million 7% notes due December 1, 2028. After these offerings, the Company has an effective shelf registration for securities in the amount of $750 million.


     Year 2000 Readiness Statement

     The Company is actively addressing the issues related to the date change in year 2000. This is necessary because many computer systems were written using only two digits to contain the year in date fields. On January 1, 2000 many of these programs will fail to perform date calculations correctly and produce erroneous results. This could temporarily prevent the Company from processing business transactions. The Company began efforts as early as 1996 to address this issue.

     Currently, all computer systems including both IT and non-IT systems have been assessed and work is well under way to remediate the systems that are not year 2000 compliant. The non-IT systems are primarily systems with embedded processors such as telephone and security systems. The non-IT systems have substantially been remediated. Approximately 75% of the IT systems have been remediated or were originally developed as year 2000 compliant. The remediation of the remaining IT systems is expected to be complete no later than the second quarter of 1999. The Company has obtained letters of certification from its mission-critical computer systems and software vendors.

     The external cost (payments to equipment and service vendors) of remediating non-compliant systems incurred thus far is approximately $1.2 million. The Company believes the external cost to remediate all systems will not exceed $2.5 million in total. Additionally, the Company will incur internal costs in its remediation process. These internal costs relate principally to the payroll costs of the information systems group and other costs related to the normal operation of the Company's data centers. The Company does not track these costs separately. All costs associated with year 2000 issues will be funded from the Company's existing sources of liquidity.

     There are significant risks associated with the year 2000 issues. Many of these risks such as those associated with electrical power and/or telecommunications are outside the reasonable control of the Company. Also, the failure of a significant number of the Company's business partners could have a material impact on the Company's operations. These risks are largely outside the control of the
     Company. Although the Company believes its remediation and contingency planning efforts adequately identify and address the year 2000 issues that are within the Company's reasonable control, there can be no assurance that the Company's efforts will be fully effective. Due to these significant risks the Company's management is monitoring these efforts very closely. The Audit Committee of the Board of Directors is periodically updated concerning the status of the year 2000 efforts.

     Business resumption contingency plans have been completed for the mission-critical systems. These plans address how the Company will continue to do business until the mission-critical system that failed has been remediated. These plans will be periodically reviewed to determine if changing business conditions necessitate a change in the contingency plan.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     During the nine months ended October 31, 1998, the Company issued a total of $1,450 million of securities as outlined below
                                Amount       Interest
     Description              (millions)      Rate        Maturity
          Notes                $  100          6.30 %       2008
          Notes                   200          6.43         2004
          Notes                   100          6.69         2007
          Debentures              200          7.13         2018
          Reset Put Securities    100          6.08         2010
          Reset Put Securities    100          6.17         2011
          Reset Put Securities    150          6.31         2012
          Reset Put Securities    150          6.39         2013
          Notes                   150          6.125        2003
          Capital Securities of
               Subsidiary         200          7.50         2038


Item 4. Submission of matters to a Vote of Security Holders

     None


PART II   OTHER INFORMATION


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended                     Fiscal   Year    Ended
October  31 November 1   January 31 February 1 February 3 January  28 January 29
 1998         1997          1998       1997       1996  *    1995       1994
 1.64         3.08          3.69       3.61       2.86       3.72       3.57

 * 53 Weeks




ITEM 6    Exhibits and Reports on Form 8-K

    (a)  Exhibit (12):  Statement re:  Computation of Ratio of Earnings  to
                        Fixed Charges

       (b)  Reports on Form 8-K filed during the third quarter:

             The Company filed a report dated October 23, 1998, relating to the issue of $150 million aggregate principal amount of 6.125% Notes maturing on November 1,2003.

             The Company filed a report dated October 29, 1998, relating to the issue of $150 million aggregate principal amount of 5.790% Notes maturing on November 15, 2001.

          The Company filed a report dated November 10, 1998, relating to the issue of $100 million aggregate principal amount of 6.625% Notes maturing on November 15, 2008.

             The Company filed a report dated December 1, 1998, relating to the issue of $150 million aggregate principal amount of 7.0% Notes maturing on December 1, 2028.







                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DILLARD'S, INC.
                                   (Registrant)


DATE: December 15, 1998         /s/ James I. Freeman
                                   James I. Freeman
                              Senior Vice President & Chief Financial Officer
                                (Principal Financial & Accounting Officer)





                 EXHIBIT INDEX

               Exhibits to Form 10-Q




  Exhibit Number    Exhibit



       12          Statement re:  Computation of Ratio of Earnings
                            to Fixed Charges