Form 10-K405
period 1999-01-30
DILLARDS INC
filed 1999-04-30
CIK 28917

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-K
(Mark One)

[X]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 1999
                             OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_________________.

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

Registrant's telephone number, including area code: (501)376-5200

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

Indicate  by  checkmark if disclosure of  delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [X ]

State the aggregate market value of the voting stock held by non-affiliates  of  the Registrant as  of  March  31,  1999:
$2,458,357,247

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1999:

 Class A Common Stock, $.01 par value        102,906,719
 Class B Common Stock, $.01 par value          4,016,929

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the  fiscal
year   ended   January   30,  1999  (the   "Report")   are
incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting  of
Stockholders  to  be  held  May  15,  1999   (the   "Proxy
Statement") are incorporated by reference into Part III.

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial performance and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: economic and weather conditions in the regions in which the Company's stores are located and their effect on the buying patterns of the Company's customers, changes in consumer spending patterns and debt levels, trends in personal bankruptcies and the impact of competitive market forces.

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

     For additional information with respect to the Registrant's business, reference is made to information contained on page 12 under the headings "Net Sales," "Net Income," "Total Assets" and "Number of Employees - Average," and page 32 of the Report, which information is incorporated herein by reference.


     Executive Officers of the Registrant

     The  following  table  lists  the  names  and  ages  of  all
     Executive Officers of the Registrant, the nature of any family relationship between them, and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the Registrant for more than five years, except for Robin Sanderford, Paul J. Schroeder, Jr. and Charles Unfried. Mr. Sanderford has been employed by the Registrant as Vice President since August 1998. From 1995 throught 1998, Mr. Sanderford was the President of the
     Southeast   Division   for   Mercantile   Stores,   Company,
     Inc.("Mercantile"). From 1993 through 1995, he served as Vice President & director of real estate and long range planning for Mercantile. Mr. Schroeder has been employed by the Registrant as Vice President since January 1998. Prior to that employment, he was a Partner in St. Louis based, international law firm Bryan Cave, LLP specializing in labor and employment law. Mr. Unfried has been employed by the Registrant as Vice President since August 1998. Prior to 1998, Mr. Unfried was President of Mercantile Credit Services and and Mercantile Stores National Bank, both subsidiaries of Mercantile.

Name                   Age  Position and Office      Family Relationships

William Dillard, II    54   Director; Chief Executive     Son of
                            Officer                       William Dillard

Alex Dillard           49   Director; President           Son of
                                                          William Dillard

Mike Dillard           47   Director; Executive           Son of
                            Vice President                William Dillard

H. Gene Baker          60   Vice President                None

Joseph P. Brennan      54   Vice President                None

G. Kent Burnett        54   Vice President                None

Drue Corbusier         52   Director; Executive           Daughter of
                            Vice President                William Dillard

David M. Doub          52   Vice President                None

James I. Freeman       49   Director; Senior Vice         None
                            President; Chief Financial
                            Officer

Randal L. Hankins      48   Vice President                None

T. R. Gastman          69   Vice President                None

Robin Sanderford       52   Vice President                None

Paul J. Schroeder, Jr. 50   Vice President                None

Burt Squires           49   Vice President                None

Charles Unfried        52   Vice President                None

ITEM 2.  PROPERTIES.

     All of the Registrant's stores are owned or leased from a wholly-owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based upon a percentage of net sales with a guaranteed minimum annual rent, while the lease terms between the Registrant and its wholly-owned
subsidiary  vary.   In  general,  the  Company  pays  the  cost  of
insurance, maintenance and any increase in real estate taxes related to these leases. At fiscal year end there were 335 stores in operation with gross square footage of 55 million. The Company owned or leased from a wholly owned subsidiary a total of 243 stores with 39 million square feet. The Company leased 92 stores
from  third  parties, which totaled 16 million  square  feet.   For
additional information with respect to the Registrant's properties and leases, reference is made to information contained in Notes 2, 14 and 12, "Notes to Consolidated Financial Statements," on pages
25, 26 and 30 of the Report, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has no material legal proceedings pending against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained on  page 33 of the Report, which information is incorporated herein
by  reference.   As  of  March 31, 1999, there  were  5,281  record
holders of the Company's Class A Common Stock and 10 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      Reference is made to information under the heading "Table of Selected Financial Data" on pages 12 and 13 of the Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 14 through 17 of the Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to information under the heading "Quantitative and Qualitative Disclosures About Market Risk" on page 16 of the Report which information is incorporated herein by reference.



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          A.   Directors of the Registrant.

               Information regarding directors of the Registrant is incorporated herein by reference to the information on pages 5 through 7 under the heading "Nominees for Election as Directors" and page 14 under the heading "Section 16(a)
     Beneficial  Ownership  Reporting  Compliance"  in  the   Proxy
     Statement.

          B.   Executive Officers of the Registrant.

                Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading "Executive Officers of the Registrant." Reference additionally is made to the information under the heading "Section 16(a) Beneficial
     Ownership Reporting Compliance" on page 14 in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning on page 8 under the heading "Compensation of Directors and Executive Officers" and concluding on page 11 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM  12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT.
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information on page 4 under the heading "Principal Holders of Voting Securities" and page 4 under the heading "Nominees for Election as Directors" and continuing through footnote 16 on page 7 in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information on page 14 under the heading "Certain Relationships and Transactions" in the Proxy Statement and to the information regarding Mr. Davis on page 11 under the heading "Compensation
Committee  Interlocks  and  Insider  Participation"  in  the  Proxy
Statement.

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)(1)Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8 of this report.

   Consolidated Balance Sheets - January 30, 1999 and January 31, 1998 Consolidated Statements of Income - Fiscal years ended January 30, 1999,
     January 31, 1998 and February 1, 1997
   Consolidated Statements of Stockholders; Equity - Fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 Consolidated Statements of Cash Flows - Fiscal years ended
     January 30, 1999, January 31, 1998 and February 1, 1997
   Notes to Consolidated Financial Statements - Fiscal years ended
     January 30, 1999, January 31, 1998 and February 1, 1997
   (a)(2)Financial Statement Schedules

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

   (a)(3)Exhibits and Management Compensatory Plans
Exhibits

The following exhibits are filed pursuant to Item 14(c):

Number                   Description

* 3(a) Restated Certificate of Incorporation (Exhibit 3 to Form
        10-Q for the quarter ended August 1, 1992 in 1-6140)
* 3(b) By-Laws as currently in effect. (Exhibit 3(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140)
* 4(a) Indenture between the Registrant and Chemical Bank,
        Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556)
* 4(b) Indenture between the Registrant and Chemical Bank,
        Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859)
* 4(c) Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534)
* 4(d) Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140)
* 4(e) Indenture between Dillard Investment Co., Inc.  and
        Chemical Bank, Trustee, dated as of April 15, 1987, as supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in 33-25113)
*10(a) Retirement Contract of William Dillard dated March 8, 1997
 10(b) 1998 Incentive and Nonqualified Stock Option Plan
*10(c) Corporate Officers Non-Qualified Pension Plan (Exhibit 10(c)
        to Form 10-K for the fiscal year ended January 29, 1994 in 1-
        6140)
*10(d) Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K
        for the fiscal year ended January 28, 1995 in 1-6140)
 12    Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 13    Incorporated portions of the Annual Stockholders Report
        for the fiscal year ended January 30, 1999
 21    Subsidiaries of the Registrant
 23    Consent of Independent Auditors
____________
* Incorporated herein by reference as indicated.

Management Compensatory Plans

Listed below are the management contracts and compensatory plans which are required to be filed as exhibits pursuant to Item 14(c):

   Retirement Contract of William Dillard dated March 8, 1997
   1998 Incentive and Nonqualified Stock Option Plan
   Corporate Officers Non-Qualified Pension Plan
   Senior Management Cash Bonus Plan


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

                            /s/ James I. Freeman
Date April 30,1999              James I. Freeman, Senior Vice President
                                and Chief Financial Officer
                                (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/s/William Dillard                           /s/Drue Corbusier
William Dillard                              Drue Corbusier
Chairman                                     Executive Vice President
                                             and Director

/s/Calvin N. Clyde, Jr.                      /s/Robert C. Connor
Calvin N. Clyde, Jr.                         Robert C. Connor
Director                                     Director

/s/Will D. Davis                             /s/Alex Dillard
Will D. Davis                                Alex Dillard
Director                                     President and Director

/s/Mike Dillard                              /s/William Dillard, II
Mike Dillard                                 William Dillard, II
Executive Vice President and                 Chief Executive Officer
Director                                     and Director (Principal
                                             Executive Officer)

/s/James I. Freeman                          /s/William H. Sutton
James I. Freeman                             William H. Sutton
Senior Vice President and Chief              Director
Financial Officer and Director

/s/John Paul Hammerschmidt                   /s/William B. Harrison, Jr.
John Paul Hammerschmidt                      William B. Harrison, Jr.
Director                                     Director

/s/Jackson T. Stephens                       /s/John H. Johnson
Jackson T. Stephens                          John H. Johnson
Director                                     Director

/s/E. Ray Kemp
E. Ray Kemp
Director
                                   Date   April 30,1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dillard's, Inc.
Little Rock, Arkansas

We have audited the consolidated financial statements of Dillard's, Inc.
and subsidiaries (the "Company") as of January 30, 1999 and January
31, 1998, and for each of the three years in the period ended
January 30, 1999, and have issued our report thereon dated March 15, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dillard's, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
March 15, 1999

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

Allowance for losses on accounts
receivable:

Year ended
   January 30, 1999:  $27,809         62,766      17,854 (1)    70,942 (2)   $37,487

Year ended
   January 31, 1998:  $24,169         55,816                    52,176 (2)   $27,809

Year ended
   February 1, 1997:  $19,528         66,629           23 (1)   62,011 (2)   $24,169



(1)   Represents the allowance for losses on accounts acquired.

(2) Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).

                          EXHIBIT INDEX

Number                   Description

* 3(a)  Restated Certificate of Incorporation (Exhibit 3 to Form  10-Q
         for the quarter ended  August  1, 1992 in 1-6140)
* 3(b)  By-Laws  as currently in effect (Exhibit 3(b)  to
         Form 10-K for the fiscal year ended January 30, 1993, in 1-6140)
* 4(a) Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556)
* 4(b) Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859)
* 4(c)  Indenture  between Registrant and Chemical  Bank, Trustee, dated as of April 15, 1987 (Exhibit  4.3 in 33-13534)
* 4(d)  Indenture  between Registrant and Chemical  Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671,
         Exhibit  4.2 in  33-25114  and Exhibit 4(c) to Current  Report
         on Form 8-K dated September 26, 1990 in 1-6140)
* 4(e) Indenture between Dillard Investment Co., Inc. and Chemical Bank, Trustee, dated as of April 15, 1987, as supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in 33-25113)
*10(a)  Retirement  Contract  of  William  Dillard  dated March 8,1997
 10(b)  1998  Incentive  and  Nonqualified  Stock  Option Plan
*10(c)  Corporate  Officers  Non-Qualified  Pension  Plan  (Exhibit
         10(c)  to  Form 10-K for the fiscal year ended January  29,
         1994 in 1-6140)
*10(d)  Senior  Management Cash Bonus Plan (Exhibit 10(d)  to  Form
         10-K for the fiscal year ended January 28, 1995 in 1-6140)
 12     Statement  Re:  Computation of Ratio of  Earnings to Fixed Charges
 13     Incorporated  portions of the Annual Stockholders
         Report  for  the  fiscal year ended  January  30, 1999
 21   Subsidiaries of the Registrant
 23   Consent of Independent Auditors
__________________
* Incorporated herein by reference as indicated.