Form 10-Q
period 1999-05-01
DILLARDS INC
filed 1999-06-15
CIK 28917

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS A COMMON STOCK as of May 1, 1999               102,906,719
     CLASS B COMMON STOCK as of May 1, 1999                 4,016,929

                    PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

CONSOLIDATED BALANCE SHEETS
DILLARD'S, INC.
(Unaudited)
(Thousands)
                                         May 1       January 30        May 2
                                          1999           1999           1998
ASSETS
Current Assets
  Cash and cash equivalents            $182,281        $72,401        $81,495
  Trade accounts receivable           1,069,730      1,192,572      1,073,626
  Merchandise inventories             2,564,669      2,157,010      2,063,898
  Other current assets                   16,085         15,728         13,176
    Total current assets              3,832,765      3,437,711      3,232,195

Property and Equipment, net           3,631,273      3,684,629      2,503,466
Goodwill, net                           655,185        659,262         -
Other Assets                            437,264        395,957        100,414

                                     $8,556,487     $8,177,559     $5,836,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities
 Trade accounts payable and
   accrued expenses                  $1,260,179       $921,187       $810,635
  Commercial paper                       -              -             288,429
  Federal and state income taxes         42,446          5,930         50,548
  Current portion of long-term debt     107,289        164,289        107,268
  Current portion of capital
   lease obligations                      2,332          2,396          1,624
    Total current liabilities         1,412,246      1,093,802      1,258,504

Long - term Debt                      3,000,893      3,002,595      1,463,968
Capital  Lease Obligations               26,518         27,000         11,872
Deferred Income Taxes                   681,061        681,061        322,028
Guaranteed Preferred Beneficial
Interests in the Company's
Subordinated Debentures                 531,579        531,579         -


Stockholders' Equity
  Preferred stock                           440            440            440
  Common stock                            1,150          1,150          1,143
  Additional paid-in capital            682,313        682,313        659,331
  Retained earnings                   2,495,461      2,432,793      2,373,513
  Less treasury stock                  (275,174)      (275,174)      (254,724)
                                      2,904,190      2,841,522      2,779,703

                                     $8,556,487     $8,177,559     $5,836,075

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF INCOME  AND RETAINED EARNINGS
DILLARD'S, INC.
(Unaudited)
(Thousands, except per share data)

                                       Three Months Ended              Twelve Months Ended
                                     May 1           May 2          May 1         May 2
                                      1999           1998            1999          1998
Net sales                          $2,126,738   $1,682,216      $8,241,263    $6,798,624
Service charges, interest and other    64,868       47,669         232,182       185,613
                                    2,191,606    1,729,885       8,473,445     6,984,237

Cost and expenses:
  Cost of sales                     1,399,387    1,117,221       5,500,261     4,515,309
  Advertising, selling,
   administrative and general
   expenses                           532,713      414,048       2,188,877     1,661,179
  Depreciation and amortization        72,984       54,554         258,101       203,291
  Rentals                              15,830       10,291          73,521        54,347
  Interest and debt expense            62,717       33,656         225,741       132,434
                                    2,083,631    1,629,770       8,246,501     6,566,560
INCOME BEFORE INCOME TAXES            107,975      100,115         226,944       417,677
Income taxes                           41,030       37,045          87,810       154,540
NET INCOME                             66,945       63,070         139,134       263,137
RETAINED EARNINGS AT BEGINNING
     OF PERIOD                      2,432,793    2,314,709       2,373,513     2,127,980
                                    2,499,738    2,377,779       2,512,647     2,391,117
Cash dividends declared                (4,277)      (4,266)        (17,186)      (17,604)
RETAINED EARNINGS AT END OF PERIOD $2,495,461   $2,373,513      $2,495,461    $2,373,513

BASIC EARNINGS PER COMMON SHARE         $0.63        $0.58           $1.30         $2.39
DILUTED EARNINGS PER COMMON SHARE       $0.63        $0.58           $1.30         $2.37
Cash dividends declared per
  common share                          $0.04        $0.04           $0.16         $0.16


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DILLARD'S, INC.
(Unaudited)
(Thousands)

                                                          Three Months Ended
                                                          May 1        May 2
                                                           1999         1998


OPERATING ACTIVITITES
 Net income                                              $66,945       $63,070
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          73,807        55,149
   Changes in operating assets and liabilities:
   Decrease in trade accounts receivable                 122,842        85,056
   Increase in merchandise inventories and
     other current assets                               (408,016)     (279,532)
   Increase in other assets                              (42,129)       (8,711)
   Increase in trade accounts payable and accrued
     expenses and income taxes                           375,517       309,732
     NET CASH PROVIDED BY OPERATING ACTIVITIES           188,966       224,764

INVESTING ACTIVITIES
 Purchase of property and equipment                      (15,552)      (56,528)
     NET CASH USED IN INVESTING ACTIVITIES               (15,552)      (56,528)


FINANCING ACTIVITIES
 Net decrease in commercial paper                          -          (130,707)
 Proceeds from long-term borrowings                        -           100,000
 Principal payments on long-term debt and
  capital lease obligations                              (59,248)       (2,108)
 Dividends paid                                           (4,286)       (8,720)
 Common stock issued                                       -             2,194
 Purchase of treasury stock                                -           (89,233)
     NET CASH USED IN FINANCING ACTIVITIES               (63,534)     (128,574)
INCREASE IN CASH AND CASH EQUIVALENTS                    109,880        39,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          72,401        41,833

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $182,281       $81,495


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all  of  the information and footnotes required by generally  accepted
     accounting  principles  for  complete financial  statements.   In  the
     opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999.

2.    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share.

     (thousands, except per share data)
                                     Three Months Ended Twelve Months Ended
                                      May 1      May 2    May 1      May 2
                                       1999       1998     1999       1998

 Basic:
  Net Income                       $ 66,945   $ 63,070   $139,134  $263,137
  Preferred  stock dividends            (6)        (6)       (22)      (22)
  Net earnings available for
       per-share calculations        66,939    63,064     139,112   263,115

  Average  shares  outstanding      106,924   108,323     106,832   110,185
  Earnings per share - basic           $.63      $.58       $1.30     $2.39

 Diluted:
  Net Income                      $ 66,945   $ 63,070    $139,134  $263,137
  Preferred stock dividends            (6)        (6)        (22)      (22)
  Net earnings available for
       per-share calculations       66,939     63,064   $139,112   $263,115

  Average   shares  outstanding    106,924    108,323    106,832    110,185
  Stock options                         44        628        308        797
  Total average equivalent shares  106,968    108,951    107,140    110,982
  Earnings per share - diluted        $.63      $ .58      $1.30     $ 2.37



 Options to purchase 7,149,391 and 2,599,406 shares of Class A common stock at prices ranging from $27.25 to $40.22 per share were outstanding at May 1, 1999 and May 2, 1998, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.

3.   Acquisition

     The Company acquired Mercantile Stores Company, Inc. ("Mercantile") on August 13, 1998 ("Mercantile Acquisition"). The Mercantile Acquisition was accounted for as a purchase and, accordingly, the results of operations of Mercantile have been included in the Company's results of operations from August 13, 1998. In connection with the Mercantile Acquisition, the Company entered into two separate agreements whereby the Company sold certain of the acquired stores. In addition, the Company entered into an agreement to exchange certain acquired stores for stores owned by another retailer. The results of operations of the sold or exchanged stores are included in the accompanying statements of operations from the date of acquisition to the date of sale or exchange.

     The following unaudited pro forma condensed statements of operations give effect to the Mercantile Acquisition and related financing transactions as if such transactions had occurred at the beginning of the periods presented:(in thousands, except per share data):

                             Three Months Ended    Twelve Months Ended
                                May 2, 1998       May 1, 1999  May 2, 1998

     Net Sales                   $2,140,094       $8,818,277   $8,927,524
     Net Income                      52,310          125,765      270,526
     Basic income per share             .48             1.18         2.45
     Diluted income per share           .48             1.17         2.44


     The  pro  forma  amounts  reflect the results  of  operations  of  the
     Company, the acquired business and the following adjustments: (1) elimination of sales, cost of goods sold and operating expenses related to the stores subsequently sold, (2) depreciation on property and equipment and amortization of intangible assets based on the estimated purchase price allocation, (3) interest expense on the debt incurred in connection with the Mercantile Acquisition, and (4) adjustment of income tax expense related to the above.

     The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the Mercantile Acquisition been consummated on the first day of the periods presented or of future results.

ITEM 2  Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

Results of Operations

  The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:


                                  Three Months Ended      Twelve Months Ended
                                    May 1      May 2        May 1       May 2
                                     1999       1998          1999       1998

Net sales                           100.0%     100.0%        100.0%     100.0%
Cost of sales                        65.8       66.4          66.7       66.4
Gross profit                         34.2       33.6          33.3       33.6

Advertising, selling, administrative
  and general expenses               25.0       24.6          26.6       24.4
Depreciation and amortization         3.4        3.3           3.1        3.0
Rentals                               0.8        0.6           0.9        0.8
Interest and debt expense             3.0        2.0           2.7        2.0
     Total operating expenses        32.2       30.5          33.3       30.2

Service charges, interest and other   3.1        2.8           2.8        2.7
Income before income taxes            5.1        5.9           2.8        6.1
Income taxes                          2.0        2.2           1.1        2.2
Net income                            3.1        3.7           1.7        3.9

     Net sales for the first quarter of 1999 were $2,126.7 million as compared to $1,682.2 million for the first quarter of 1998. This is an increase of 26%. The net sales in comparable stores increased 4% for the period versus last year. The twelve month sales increase for 1999 over 1998 was 21%; for comparable stores the increase was 1%. The majority of the increase in sales was attributable to an increase in the volume of goods sold rather than an increase in the price of goods. The Company operated 65 more stores at May 1, 1999 versus May 2, 1998. The majority of the new stores relate to the Mercantile Acquisition.

     Cost of sales decreased from 66.4% of net sales for the first quarter of 1998 to 65.8% for the first quarter of 1999. Part of this decrease was caused by operation of the Company's hair and nail salons. These salons were obtained in the Mercantile acquisition. The effect of the salons was to decrease cost of sales by .2% of sales and increase advertising, selling, administrative and general expenses by .2% of sales. The balance of the improvement in the cost of sales resulted from a lower level of markdowns in the first quarter of 1999 compared to 1998. For the twelve months ended May 2, 1998 and May 1, 1999, the cost of sales increased from 66.4% to 66.7% of net sales. This increase was caused by inventory valuation adjustments in the last half of 1998 resulting from the alignment of Mercantile inventories to reflect the Company's merchandising and pricing philosophy. The Company also experienced delays in the processing of merchandise in the last half of 1998 brought about by the Mercantile acquisition. These delays resulted in higher levels of markdowns in the post-holiday selling season.

     Advertising, selling, administrative and general expenses increased from 24.6% of net sales for the first quarter of 1998 to 25.0% of net sales for the first quarter of 1999. Part of this increase was caused by the Company's hair and nail salons as discussed above. The balance of the increase was caused by higher than normal expense levels in the stores acquired from Mercantile as they make the transition to Dillard operating philosophies. For the twelve months ended May 1, 1999 and May 2, 1998 these expenses increased from 24.4% to 26.6% of net sales. This increase was caused by certain business integration and consolidation expenses recorded in the last half of 1998.

     Depreciation and amortization expense increased slightly as a percentage of sales for the three months ended May 1, 1999 compared to the three months ended May 2, 1998 and increased slightly as a percentage of sales from 1998 in the twelve month period ended May 1, 1999. This increase was primarily due to the amortization of goodwill related to the Mercantile Acquisition.

     Rental expense increased from .6% of net sales for the first quarter of 1998 to .8% for the first quarter of 1999. For the twelve months ended May 1, 1999 and May 2, 1998 the increase was from .8% to .9% of net sales. This increase was due to the relatively higher percentage of leased property of Mercantile.

     Interest and debt expense increased from 2.0% of net sales for the first quarter of 1998 to 3.0% for the first quarter of 1999. For the twelve months ended May 1, 1999 and May 2, 1998 it increased from 2.0% to 2.7% of net sales. The higher level of borrowing due to the Mercantile Acquisition caused the increase in interest and debt expense.

     Service charges, interest and other income increased from 2.8% of net sales for the first quarter of 1998 to 3.0% of net sales for the first
     quarter  of 1999.   For  the twelve months ended May 1, 1999 and
     May 2,  1998  the increase was from 2.7% to 2.8% of net sales.

     The effective federal and state income tax rate was 38% for the first quarter of 1999, reflecting the nondeductibility of the goodwill amortization. The effective rate was 37% for the first quarter of 1998.

     Financial Condition

     Net cash flows from operations were $189 million for the first quarter of 1999.

     The  Company  invested $15.5 million in capital expenditures  for  the three  months ended May 1, 1999 as compared to $56.5 million  for  the three months ended May 2, 1998. In the first quarter of 1999 the Company opened two new stores. During 1999, the Company plans to build eight additional stores (two of which will be replacement stores). During 1998, the Company opened seven stores (two of which were replacement stores), expanded and remodeled four stores, acquired 65 stores and closed five.

     Merchandise inventories increased by 24% from $2.06 million at May 2, 1998 to $2.56 million at May 1, 1999. The Company operated 65 more stores at May 1, 1999 versus May 2, 1998. This was the primary reason for the increase in inventory. On a comparable store basis, the rate of increase in merchandise inventories was 1.5%.

     Fluctuations in certain other balance sheet accounts between January 30, 1999 and May 1, 1999 reflect normal seasonal variations within the retail industry. The levels of merchandise inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and commercial paper.

     Dillard's, Inc. Year 2000 Readiness Statement

     The Company is actively addressing the issues related to the date change in year 2000. This is necessary because many computer systems were written using only two digits to contain the year in date fields. On January 1, 2000, many of these programs will fail to perform date calculations correctly and produce erroneous results. This could temporarily prevent the Company from processing business transactions. The Company began efforts as early as 1996 to address this issue.

     Currently, all computer systems including both IT and non-IT systems have been assessed and work is well underway to remediate the systems that are not year 2000 compliant. The non-IT systems are primarily systems with embedded processors such as telephone and security systems. The non-IT systems have substantially been remediated. Approximately 85% of the IT systems have been remediated or were originally developed as year 2000 compliant. The remediation of the remaining IT systems is expected to be complete no later than the second quarter of 1999 with the exception of four systems. These four systems are expected to be complete by the end of August. The Company has obtained letters of certification from its mission-critical computer systems and software vendors.

     The external cost (payments to equipment and service vendors) of remediating non-compliant systems incurred thus far is approximately $1.4 million. The Company believes the external cost to remediate all systems will not exceed $2.5 million in total. Additionally, the Company has incurred and will continue to incur internal costs in its remediation process. These internal costs relate principally to the payroll costs of the information systems group and other costs related to the normal operation of the Company's data centers. The Company does not track these costs separately. All costs associated with year 2000 issues will be funded from the Company's existing sources of liquidity.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     During the quarter the Company made scheduled debt obligation payments of $57.0 million on the Company's unsecured 6.7% note and $1.7 million on mortgage notes.


PART II   OTHER INFORMATION


ITEM 5  Other Information

Ratio of Earnings to Fixed Charges

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

Three Months Ended               Fiscal   Year    Ended
May 1    May  2      January 30  January 31  February 1  February 3  January 28
 1999     1998          1999       1998         1997         1996 *     1995
 2.58     3.61          1.97       3.69         3.61         2.86       3.72

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

                                   DILLARD'S, INC.
                                   (Registrant)


DATE: June 15, 1999                /s/ James I. Freeman
                                   James I. Freeman
                                   Senior Vice President &
                                   Chief Financial Officer
                                  (Principal Financial & Accounting Officer)

                 EXHIBIT INDEX

               Exhibits to Form 10-Q




 Exhibit Number     Exhibit



     12             Statement re:  Computation of Ratio of Earnings
                                   to Fixed Charges