Form 10-Q
period 1999-07-31
DILLARDS INC
filed 1999-09-14
CIK 28917

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                               OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 1-6140

                         DILLARD'S, INC.
     (Exact name of registrant as specified in its charter)

          DELAWARE                           71-0388071
  (State or other jurisdiction              (IRS Employer
   of incorporation or organization)         Identification Number)

        1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
             (Address of principal executive office)
                           (Zip Code)


                         (501) 376-5200
      (Registrant's telephone number, including area code)


                Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

     Indicate  the number of shares outstanding of  each  of  the
     issuer's   classes  of  common  stock,  as  of  the   latest
     practicable date.



         CLASS A COMMON STOCK as of July 31, 1999     111,391,068
         CLASS B COMMON STOCK as of July 31, 1999       4,016,929

                              Index

                         DILLARD'S, INC.


                                                                      Page
Part I.  Financial Information                                       Number


  Item 1.  Financial Statements (Unaudited):

       Consolidated Balance Sheets as of July 31, 1999,
       January 30, 1999 and August 1, 1998.                            3

       Consolidated  Statements of Income and  Retained  Earnings
       for the Three, Six and Twelve Month Periods Ended
       July 31, 1999 and August  1, 1998.                              4

       Consolidated Statements of Cash Flows for the  Six  Months
       Ended July 31, 1999 and August  1, 1998.                        5

       Notes to Consolidated Financial Statements.                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                8

Item 3.   Quantitative  and Qualitative Disclosure  About  Market
            Risk.                                                     13


Part II.  Other Information

   Item  4.  Submission of Matters to a Vote of Security Holders.     13

   Item  5.  Other Information.                                       14

   Item  6.  Exhibits   and   Reports   on    Form    8-K.            14



Signatures                                                            14

PART I. FINANCIAL INFORMATION


ITEM 1  Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                    July 31,         January 30,         August 1,
                                                      1999              1999                1998

Assets
Current Assets:
  Cash and cash equivalents                      $   138,546       $    72,401         $   65,019
  Trade accounts receivable, net                     987,986         1,192,572          1,027,344
  Merchandise inventories                          2,342,234         2,157,010          1,863,459
  Other current assets                                16,576            15,728             13,294

    Total current assets                           3,485,342         3,437,711          2,969,116

Property and Equipment, net                        3,629,902         3,684,629          2,545,952
Goodwill, net                                        651,107           659,262                  -
Other Assets                                         461,414           395,957            113,462

Total Assets                                     $ 8,227,765       $ 8,177,559        $ 5,628,530


Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses    $   996,422       $   921,187        $   696,486
  Commercial paper                                    17,794                -             229,366
  Federal and state income taxes                      20,343             5,930             26,782
  Current portion of long-term debt                    7,289           164,289            157,268
  Current portion of capital lease obligations         2,433             2,396              1,596

    Total current liabilities                      1,044,281         1,093,802          1,111,498

Long-term Debt                                     2,999,498         3,002,595          1,362,173
Capital  Lease Obligations                            25,860            27,000             11,532
Deferred Income Taxes                                681,061           681,061            322,028
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                  531,579           531,579                  -

Stockholders' Equity:
  Preferred stock                                        -                 440                440
  Common stock                                         1,154             1,150              1,149
  Additional paid-in capital                         692,140           682,313            677,708
  Retained earnings                                2,527,366         2,432,793          2,417,176
  Less treasury stock                               (275,174)         (275,174)          (275,174)

Total stockholder's equity                         2,945,486         2,841,522          2,821,299

Total Liabilities and Stockholders' Equity       $ 8,227,765       $ 8,177,559        $ 5,628,530


See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, except per share data)


                                           Three Months Ended            Six Months Ended             Twelve Months Ended

                                          July 31,     August 1,        July 31,      August 1,         July 31,    August 1,
                                            1999          1998             1999         1998              1999        1998

Net Sales                               $1,896,925     $1,504,504     $4,023,663     $3,186,720      $8,633,684        $6,849,976
Service Charges, Interest, and Other        61,333         47,496        126,201         95,165         246,019           186,921

                                         1,958,258      1,552,000      4,149,864      3,281,885       8,879,703         7,036,897

Costs and Expenses:
  Cost of sales                          1,230,628        964,144      2,630,015      2,081,365       5,766,745         4,533,334
  Advertising, selling, administrative
    and general expenses                   523,462        412,231      1,056,175        826,279       2,300,108         1,686,219
  Depreciation and amortization             72,703         54,290        145,687        108,844         276,514           206,255
  Rentals                                   15,673          9,892         31,503         20,183          79,302            53,402
  Interest and debt expense                 57,401         35,342        120,118         68,998         247,800           134,296

                                         1,899,867      1,475,899      3,983,498      3,105,669       8,670,469         6,613,506

Income Before Income Taxes                  58,391         76,101        166,366        176,216         209,234           423,391
Income taxes                                22,185         28,155         63,215         65,200          81,840           156,650

Net Income                                  36,206         47,946        103,151        111,016         127,394           266,741

Retained Earnings At Beginning Of Period 2,495,461      2,373,513      2,432,793      2,314,709       2,417,176         2,167,838

                                         2,531,667      2,421,459      2,535,944      2,425,725       2,544,570         2,434,579
Cash dividends declared                     (4,301)        (4,283)        (8,578)        (8,549)        (17,204)          (17,403)

Retained Earnings At End Of Period      $2,527,366     $2,417,176     $2,527,366     $2,417,176      $2,527,366        $2,417,176


Earnings per common share:
  Basic                                      $0.34          $0.45          $0.96          $1.03          $1.19             $2.44
  Diluted                                    $0.34          $0.45          $0.96          $1.03          $1.19             $2.43

Cash dividends declared per
  common share                               $0.04          $0.04          $0.08          $0.08          $0.16             $0.16


See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)


                                                                     Six Months Ended
                                                                July 31, 1999   August 1, 1998
Operating Activities:
Net income                                                     $    103,151    $ 111,016
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                   146,124      110,030
    Changes in operating assets and liabilities:
      Decrease  in trade accounts receivable, net                   204,586      131,338
      Increase in merchandise inventories and other current assets (186,072)     (79,211)
      Increase in other assets                                      (67,333)     (22,350)
      Increase in trade accounts payable and accrued expenses
       and income taxes                                              89,648      167,363

Net cash provided by operating activities                           290,104      418,186

Investing Activities:
  Purchases of property and equipment                               (81,366)    (153,304)

Net cash used in investing activities                               (81,366)    (153,304)

Financing Activities:
  Net increase (decrease)  in commercial paper                       17,794     (189,770)
  Principal payments on long-term debt and capital lease
     obligations                                                   (161,200)     (54,271)
  Cash dividends paid                                                (8,578)      (8,549)
  Proceeds from issuance of common stock                              9,831       20,577
  Retirement of preferred stock                                        (440)          -
  Proceeds from long-term borrowings                                     -       100,000
  Purchase of treasury stock                                             -      (109,683)                             (109

Net cash used in financing activities                              (142,593)    (241,696)

Increase in cash and cash equivalents                                66,145       23,186
Cash and cash equivalents, beginning of year                         72,401       41,833

Cash and cash equivalents, end of year                        $     138,546     $ 65,019


See notes to consolidated financial statements.

                         DILLARD'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          July 31, 1999


Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, six and twelve month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999.

Note 2. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

                             Three Months Ended   Six Months Ended   Twelve Months Ended
                             July 31,  August 1,  July 31, August 1,  July 31,  August 1
                               1999      1998       1999     1998       1999       1998
Basic:
 Net Income                  $36,206   $47,946    $103,151  $111,016   $127,394  $266,741
 Preferred stock dividends        (3)       (6)         (8)      (11)       (19)      (22)
 Net earnings available for
  per-share calculations     $36,203   $47,940    $103,143   $111,005  $127,375  $266,719

 Average shares outstanding  107,186   106,727     107,055    107,525   106,947   109,110

 Basic earnings per share    $   .34   $   .45    $    .96   $   1.03  $   1.19  $   2.44

Diluted:
 Net income                  $36,206   $47,946    $103,151   $111,016  $127,394  $266,741
 Preferred stock dividends        (3)       (6)         (8)       (11)      (19)      (22)
 Net earnings available for
  per-share calculations     $36,203   $47,940    $103,143   $111,005  $127,375  $266,719

 Average shares outstanding  107,186   106,727     107,055    107,525   106,947   109,110
 Stock options                   515       882         279        755       216       858
 Total average
  equivalent shares          107,701   107,609     107,334    108,280   107,163   109,968

 Diluted earnings per share $    .34  $    .45    $    .96  $    1.03  $   1.19  $   2.43


Options to purchase 3,490,861 and 1,695,225 shares of Class A common stock at prices ranging from $34.38 to $44.38 per share were outstanding at July 31, 1999 and August 1, 1998, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3.  Acquisition

The Company acquired the Mercantile Stores Company, Inc. ("Mercantile") on August 13, 1998 ("Mercantile Acquisition").
The Mercantile Acquisition was accounted for as a purchase and, accordingly, the results of operations of Mercantile have been included in the Company's results of operations from August 13, 1998. In connection with the Mercantile Acquisition, the Company entered into two separate agreements; whereby, the Company either sold or exchanged certain of the stores obtained in the Mercantile Acquisition to other retailers. The results of operations of the sold or exchanged stores are included in the accompanying statements of operations from the date of acquisition to the date of sale or exchange.

The following unaudited pro-forma condensed statements of operations give effect to the Mercantile Acquisition and related financing transactions as if such transactions had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

               Three Months     Six Months     Twelve Months
                   Ended           Ended            Ended
                 August 1,        August 1,       August 1,
                   1998             1998             1998

Net sales        $1,971,895      $4,111,989      $8,970,301
Net income           43,527          98,482         287,736
income

Basic EPS              0.41            0.92            2.64
Diluted eps            0.41            0.91            2.62


The pro-forma amounts reflect the results of operations of the Company, the acquired business and the following adjustments: (i) elimination of sales, cost of goods sold and operating expenses related to the stores subsequently sold, (ii) depreciation on property and equipment and amortization of intangible assets based on the purchase price allocation, (iii) interest expense on debt incurred in connection with the Mercantile Acquisition, and
(iv) adjustment of income tax expense related to the above.

The foregoing unaudited pro-forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the Mercantile Acquisition been consummated on the first day of the periods presented or of future results.

ITEM 2.  Management's Discussion And Analysis Of Financial
    Condition And Results Of Operations


Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                Three Months Ended   Six Months Ended    Twelve Months Ended
                                July 31,  August 1,  July 31,  August 1,  July 31,  August 1,
                                  1999      1998      1999      1998        1999      1998

Net sales                       100.0%   100.0%      100.0%    100.0%     100.0%    100.0%
Cost of sales                    64.9     64.1        65.4      65.3       66.8      66.2
Gross profit                     35.1     35.9        34.6      34.7       33.2      33.8

Advertising, selling,administative
and general expenses             27.6     27.4        26.2      25.9       26.6      24.6
Depreciation and amortization     3.8      3.6         3.6       3.4        3.2       3.0
Rentals                           0.8      0.7         0.8       0.7        0.9       0.8
Interest and debt expense         3.0      2.3         3.0       2.2        2.9       1.9

Total operating expenses         35.2     34.0        33.6      32.2       33.6      30.3
Service charges,
 interest and other               3.2      3.2         3.1       3.0        2.8       2.7

Income before income taxes        3.1      5.1         4.1       5.5        2.4       6.2
Income taxes                      1.2      1.9         1.5       2.0        0.9       2.3

Net income                        1.9 %    3.2 %       2.6 %     3.5 %      1.5 %     3.9 %



Net Sales
Net sales increased 26.1%, 26.3% and 26.0% for the three, six and twelve month periods ended July 31, 1999, respectively, compared to the three, six and twelve months periods ended August 1, 1998. These increases were primarily due to (i) increases in comparable store sales of 4%, 4% and 1% for the respective three, six and twelve month periods ended July 31, 1999 compared to the same periods in 1998 (ii) incremental revenue generated by the stores acquired in the Mercantile Acquisition (the "Acquired Stores") and (iii) incremental revenue generated from traditional new store openings. While comparable store sales for the Company increased 4% during the three months ended July 31, 1999, the Acquired Stores operated at approximately 19% below their previous year's sales levels. Although the Company anticipated a decline in sales at the Acquired Stores, management expected a more rapid improvement in sales activity during 1999. Accordingly, the Company funded inventory and sales personnel commitments beyond the level supported by actual sales. As a result of the lower than planned sales levels, the relationship of cost of sales to sales and advertising, selling, administrative and general expenses to sales was negatively impacted (see below).

The Mercantile Acquisition, as well as traditional store openings and  closings  increased the number of stores  in  the  Dillard's system  by 23.5% to 336 stores at July 31, 1999 compared  to  272 stores at August 1, 1998.

Cost of Sales
Cost of sales, as a percent of net sales, increased to 64.9% for the quarter ended July 31, 1999 from 64.1% for the quarter ended August 1, 1998. The increase in cost of sales was primarily due to specific factors inherent in the integration of the Acquired Stores into the Company's merchandising operations. The increase in cost of sales as a percentage of net sales was primarily due to lower than planned sales levels at the Acquired Stores, discussed above, as well as other factors inherent in the integration of the Acquired Stores into the Company's merchandising operations These factors include significant markdowns on spring season merchandise, discontinuation of merchandise subject to outstanding commitments with branded vendors and elimination of certain private label clothing lines, with resultant markdowns required to liquidate of these lines. These factors primarily impacted the Acquired Stores and resulted in the gross margin at the Acquired Stores being approximately $25 million lower than if these stores had realized the same gross margin as Dillard's core stores. Management expects cost of sales as a percent of net sales to continue at higher than historical levels through the third quarter of 1999 and to decrease to historical levels in the fourth quarter of 1999.

Cost of sales, as a percentage of net sales, for the six months ended July 31, 1999 and August 1, 1998 was 65.4% and 65.3%, respectively. Cost of sales for the twelve months ended July 31, 1999 and August 1, 1998 was 66.8% and 66.2%, respectively. During the twelve month period ended July 31, 1999, the Company recorded an inventory valuation adjustment of $86.8 million resulting from the initial alignment of Acquired Store inventories to reflect the Company's merchandising philosophy. In addition to the factors mentioned above, cost of sales for the twelve months ended July 31, 1999 included a charge of $39 million for inventory valuation adjustments resulting from the alignment of Acquired Store inventories to reflect the Company's merchandising and pricing philosophy and was additionally impacted in the fourth quarter of 1998 by markdowns resulting from distribution and merchandise processing delays during the consolidation of distribution systems of the Acquired Stores into the Dillard's distribution system. The distribution and merchandise processing delays resulted in later than planned store receipts and subsequent higher levels of markdowns in the post-holiday selling season.

Advertising, Selling, Administrative and General Expenses

The Company's historical relationship trends between advertising, selling, administrative and general ("SG&A") expenses and net sales were negatively impacted by business integration and consolidation issues involving the Acquired Stores during the twelve months ended July 31, 1999 when compared to the twelve months ended August 1, 1998.

Primary efforts to integrate the Acquired Stores into the Dillard's system occurred in the third and fourth quarters of 1998 and involved the Company recording integration related expenses of approximately $91 million. These charges increased SG&A expenses as a percentage of net sales to 26.6% for the twelve month period ended July 31, 1999 compared to 24.6% for the twelve month period ended August 1, 1998. The process of integrating the Acquired Stores involved the consolidation of various administrative support functions such as marketing, buying, advertising, accounting and data processing, as well as the alignment of store operating and distribution methodologies. The alignment process continued during the first and second quarters of 1999. However, this and process is substantially complete at this time. and the Consequently, the relationship between advertising, selling, administrative and general expenses and net sales is returning to more traditional levels.

SG&A expenses as a percentage of net sales increased to 27.6% for the quarter ended July 31, 1999 from 27.4% for the quarter ended August 1, 1998. The increase is primarily attributable to higher levels of SG&A expenses in the Acquired Stores as compared to Dillard's core stores. Store level SG&A expenses were 27.2% of net sales in the Acquired Stores as compared to store level SG&A expenses of 23.9% of net sales for Dillard's core stores. This was caused by the factors discussed in the Net Sales section (see above).

The comparable relationship between advertising, selling, administrative and general expenses and net sales for the six months ended July 31, 1999 and August 1, 1998, respectively, was 26.2% and 25.9%, with the increase due to the factors discussed above.

Depreciation and Amortization Expense
Depreciation and amortization expense, as a percent of net sales, increased for the three, six and twelve month periods ended July 31, 1999 compared to similar periods in 1998, due primarily to the amortization of goodwill. Goodwill is being amortized over a 40 year period, with quarterly amortization expense approximating $4.1 million.

Rentals
Rental expense, as a percent of net sales, for the three, six and twelve month periods ended July 31, 1999 was .8% .8% and .9%, respectively, compared to .7%, .7% and .8%, respectively, for the three, six and twelve month periods ended August 1, 1998. The increase in rental expense is the result of higher levels of leased properties obtained as a result of the Mercantile Acquisition.

Interest and Debt Expense

Interest and debt expense, as a percent of net sales, reflects a general increase between the three, six and twelve month periods of 1999 compared to similar periods in 1998. The increase in interest and debt expense is directly related to the increased level of unsecured debt incurred in connection with the Mercantile Acquisition.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percent of net sales, have remained generally constant between the three, six and twelve month periods of 1999 and 1998, indicating that the Company's credit operations are growing at approximately the same rate as the growth in total net sales.


Income Taxes

The effective federal and state income tax rates for the three, six and twelve month periods ended July 31, 1999 were 38%, 38% and 39%, respectively, compared to 37% for each of the three, six and twelve month periods ended August 1, 1998. The increase in the effective tax rate is the result of the nondeductible nature of goodwill amortization.

Financial Condition

Cash provided by operating activities totaled $290.1 million and $418.2 million for the six months ended July 31, 1999 and August 1, 1998, respectively. The reduction in cash provided by operating activities is due primarily to an increase in the number of stores operated by the Company, which resulted in a 25.7% increase in merchandise inventories. At July 31, 1999, the Company operated 64 stores more than it operated at August 1, 1998. The inventory increase, on a comparable store basis, during this period was 4%. The increase in inventories coupled with the significant markdowns discussed in the cost of sales section resulted in a decrease in the amount of cash provided by operating activities during 1999.

The Company invested $81.4 million in capital expenditures for the six months ended July 31, 1999 compared to $153.3 million for the six months ended August 1, 1998. Consistent with its corporate plan, the Company has reduced its level of capital spending, with current year emphasis placed on integrating the Mercantile Stores.

During the six months ended July 31, 1999, the Company opened two stores: the Citrus Park Mall store in Tampa, Florida and the MacArthur Center store in Norfolk, Virginia. The Winter Park, Florida clearance store was closed in the second quarter of 1999 and the Main Street Store in Baton Rouge, Louisiana is scheduled to be closed in the third quarter of 1999.

The Company anticipates opening three stores in the third quarter of 1999; the Mall of Georgia store in Atlanta, Georgia; the Arbor Place store in Douglasville, Georgia; and the Sierra Vista Towne Center store in Sierra Vista, Arizona. Anticipated store openings in the fourth quarter of 1999, in time for the holiday shopping season, should occur as follows: the Park Mall store in Tucson, Arizona (replacement store); the Boynton Beach store in Boynton Beach, Florida; the Pemberton Square store in Vicksburg, Mississippi and the Antelope Valley Mall store in Palmdale, California.

Cash used in financing activities totaled $142.6 million and $241.7 million for the six months ended July 31, 1999 and August 1, 1998, respectively. The reduction in cash used in financing activities during 1999 is due primarily to the discontinuation of Class A common stock repurchases. During the six months ended August 1, 1998, the Company repurchased 3 million Class A common
shares  for  $109.7  million.   The  Company  was  authorized  to
repurchase  up  to  $300 million of Class A  common  stock.   The
Company  substantially  completed  this  repurchase  program   by
repurchasing  $275  million  of  Class  A  Common  Stock prior to
August 1, 1998.    This repurchase program was discontinued at the
time of the Mercantile Acquisition.

Year 2000 Readiness Disclosure

The Company has actively addressed the issues related to the date change in the year 2000. This is necessary because many computer systems were written using only two digits to contain the year in date fields. On January 1, 2000, many of these programs could fail to perform date calculations correctly and would, therefore, produce erroneous results. This would temporarily prevent the Company from processing business transactions.

Based on assessments of its computerized systems, the Company determined that is was necessary to modify or replace portions of it software and certain hardware so that applicable computerized systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, its Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. In addition, the Company has gathered information about the Year 2000 compliance status of its significant vendors and monitors such status on a periodic basis.

State of Readiness
The Company began initial efforts to address the Year 2000 issue in 1996. Currently, the computer systems, including both information technology systems ("IT") and non-information technology systems ("non-IT"), have been assessed and work is in the final stages of remediation, testing and implementation of appropriate modifications or replacements for systems which were evaluated as not being Year 2000 compliant.

Year 2000 remediation, testing and implementation for approximately 90% of the IT systems has been completed at this time. The remediation of the remaining IT systems is expected to be complete no later than October 1999. Additionally, the Company has obtained letters of certification from its mission-critical computer system hardware and software vendors indicating that such systems are Year 2000 compliant.

Non-IT  systems  are  primarily systems with embedded  processors
such  as  elevators, telephone systems and security systems.   At
the present time, the non-IT systems have been substantially remediated, tested and applicable corrections implemented.

Cost

The Company has utilized both internal and external resources to reprogram, replace, test and implement hardware and software changes for Year 2000 modifications. The Company believes the external cost to remediate all computerized systems will not exceed $1.5 million. To date the Company has incurred approximately, $1.4 million ($0.7 million expensed and $0.7 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. Additionally, the Company has incurred and will continue to incur internal costs. These internal costs relate principally to payroll costs of the information systems group and other costs related to the normal operation of the Company's data centers. All internal costs are expensed as incurred. The costs associated with Year 2000 issues will be funded from the Company's existing sources of liquidity. The Company has not deferred any significant information technology projects as a result of its Year 2000 compliance efforts.

Third Parties

There are significant third party risks associated with Year 2000 issues. Many of these risks, such as those associated with electrical power and/or telecommunications, are outside the reasonable control of the Company. Also, the failure of a significant number of the Company's business partners could have a material impact on the Company's operations. Although the Company believes its contingency planning efforts adequately identify and address the Year 2000 issues that are within the Company's reasonable control, there can be no assurance that the Company's efforts will be fully effective.
Due to the significant risks involved in the Year 2000 issue, the Company's management is closely monitoring the progress of Year 2000 compliance efforts. Additionally, the Audit Committee of the Board of Directors is periodically updated concerning the status of the Year 2000 project.

Contingency Plan

Business resumption contingency plans have been completed for bank related mission-critical systems. These plans address how the Company will continue to do business until any mission-critical system failure has been corrected. These plans are periodically reviewed to determine if changing business conditions necessitate a change in the contingency plan.

Summary

Management of the Company believes it has an effective program in
place  to  resolve  the Year 2000 issue.   As  noted  above,  the
Company  has not yet completed all necessary phases of  its  Year
2000  program.   In  addition, as is the case for  most  companies
involved in Year 2000 system modifications, disruptions in the general economy resulting from Year 2000 issues could also materially adversely affect the Company's ability to market and
sell  its  products.   The  Company  could  also  be  subject  to
litigation for computer system failure, equipment shutdown at its stores or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The preceding Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to implement contingency plans as well as other uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Forward-Looking Information

Statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations include certain "forward-looking statements", including (without limitation)
statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this quarterly report on Form 10-Q or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including those relating to Year 2000 considerations. Representative examples of those factors (without limitation) include general industry and economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers; changes in consumer spending patterns and debt levels; trends in personal bankruptcies; the impact of competitive market factors and other economic and demographic changes of similar or dissimilar nature; the Company's success, or lack thereof, to remediate, test and implement necessary hardware and software modifications to become Year 2000 compliant; changes in operating expenses, including employee wages, commissions structures and related benefits; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; assumed cost savings and other synergistic benefits of the Mercantile Acquisition and the success achieved or problems encountered in the continued integration of Mercantiles' operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk. During the six months ended July 31, 1999, the Company paid-off repaid a $100 million unsecured 7.375% note and a $57 million unsecured 6.70% note in addition to remitting scheduled principal payments of $3.1 million on mortgage notes.


               PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 15, 1999. The matters submitted to a vote of the stockholders were as follows: election of directors and a proposal by certain stockholders concerning child/convict labor.


                                                           Votes
                            Votes For    Votes Against   Abstained

Election of Directors

Class A Nominees
  Robert C. Connor          78,636,158       1,788,343         0
  Will D. Davis             78,232,780       2,191,722         0
  John Paul Hammerschmidt   78,613,650       1,810,852         0
  William B. Harrison, Jr.  78,636,381       1,788,121         0
  John H. Johnson           78,621,150       1,803,352         0

Class B Nominees
  William Dillard            4,008,760               0         0
  Calvin N. Clyde, Jr.       4,008,760               0         0
  Drue Corbusier             4,008,760               0         0
  Alex Dillard               4,008,760               0         0
  William Dillard, II        4,008,760               0         0
  Mike Dillard               4,008,760               0         0
  James I. Freeman           4,008,760               0         0
  E. Ray Kemp                4,008,760               0         0
  Jackson T. Stephens        4,008,760               0         0
  William H. Sutton          4,008,760               0         0

Other Proposals
  Child/Convict Labor        2,941,754      62,352,901  4,148,059

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Six Months Ended                      Fiscal Year Ended

July 31,  August 1,  January 30, January 31, February 1, February 3, January 28,
 1999       1998        1999       1998        1997        1996*        1995

 2.24       3.25        1.97         3.69         3.61        2.86         3.72

*  53 week year.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit (12): Statement re: Computation of Earnings to Fixed Charges

(b) Reports of Form 8-K filed during the second quarter:  None




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DILLARD'S, INC.
                                   (Registrant)

DATE:   September  14, 1999          /s/James I. Freeman
                                    James I. Freeman
                                    Senior Vice President & Chief
                                    Financial Officer
                                    (Principal Financial & Accounting Officer)

                    Exhibit Index





Exhibit Number                Exhibit





12             Computation of Ratio of Earnings to
                  Fixed Charges