Form 10-Q/A
period 1999-07-31
DILLARDS INC
filed 1999-11-17
CIK 28917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                          FORM 10-Q/A
(Mark One)
[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                Indicate by checkmark whether the Registrant(1)
      has filed all reports required to be filed by Section 13
      or 15(d) of the  Securities Exchange Act of 1934  during
      the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes x   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          CLASS A COMMON STOCK as of July 31, 1999     103,331,368(1)
          CLASS B COMMON STOCK as of July 31, 1999       4,016,929




     (1) This 10Q/A is being filed solely to correct the outstanding shares.