Form 10-Q
period 1999-10-30
DILLARDS INC
filed 1999-12-14
CIK 28917

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999

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



     CLASS A COMMON STOCK  as  of  October 30, 1999     100,890,118
     CLASS B COMMON STOCK  as  of  October 30, 1999       4,010,929

                              Index

                         DILLARD'S, INC.


                                                                    Page
Part I.  Financial Information                                     Number


 Item 1.  Financial Statements (Unaudited):

          Consolidated Balance Sheets as of October 30, 1999,
            January 30, 1999 and October 31, 1998.                    3

          Consolidated Statements of Income and Retained Earnings
           for the Three, Nine and Twelve Month Periods Ended
           October 30, 1999 and October 31, 1998.                     4

          Consolidated Statements of Cash Flows for the Nine Months
           Ended October 30, 1999 and October 31, 1998                5

          Notes to Consolidated Financial Statements.                 6

 Item 2.  Management's  Discussion  and  Analysis  of  Financial
          Condition and Results of Operations.                        8

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk  13


Part II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders.       14

 Item 5.  Other Information.                                         14

 Item 6.  Exhibits and Reports on Form 8-K.                          14



Signatures                                                           14

PART I. FINANCIAL INFORMATION

ITEM 1  Financial Statements

                              DILLARD'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                         (Amounts in Thousands)

                                                            October 30,           January 30,           October 31,
                                                                1999                 1999                   1998
Assets
Current Assets:
  Cash and cash equivalents                                    $43,650               $72,401               $56,010
  Trade accounts receivable, net                               981,140             1,192,572             1,411,185
  Merchandise inventories                                    2,929,451             2,157,010             2,608,041
  Other current assets                                          48,469                15,728                55,326

    Total current assets                                     4,002,710             3,437,711             4,130,562

Property and Equipment, net                                  3,657,964             3,684,629             3,731,555
Goodwill, net                                                  647,030               659,262               648,966
Other Assets                                                   421,928               395,957               418,343

Total Assets                                                $8,729,632            $8,177,559            $8,929,426


Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses               $1,520,462              $921,187            $1,315,473
  Commercial paper                                                   0                     0               158,132
  Short-term borrowings                                              0                     0               865,001
  Federal and state income taxes                                 4,313                 5,930               126,248
  Current portion of long-term debt                              7,289               164,289               176,268
  Current portion of capital lease obligations                   2,463                 2,396                 2,409

    Total current liabilities                                1,534,527             1,093,802             2,643,531

Long-term Debt                                               2,997,276             3,002,595             2,648,838
Capital Lease Obligations                                       25,268                27,000                27,582
Deferred Income Taxes                                          714,154               681,061               642,706
Guaranteed Preferred Beneficial
  Interests in Company's
  Subordinated Debentures                                      531,579               531,579               200,000

Stockholders' Equity:
  Preferred stock                                                    0                   440                   440
  Common stock                                                   1,154                 1,150                 1,149
  Additional paid-in capital                                   692,399               682,313               677,655
  Retained earnings                                          2,557,859             2,432,793             2,362,699
  Less treasury stock                                        (324,584)             (275,174)             (275,174)

 Total stockholders' equity                                  2,926,828             2,841,522             2,766,769

Total Liabilities and Stockholders' Equity                  $8,729,632            $8,177,559            $8,929,426

See notes to consolidated financial statements.

                             DILLARD'S, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (Unaudited)
              (Amounts in Thousands, except per share data)

                                               Three Months Ended             Nine Months Ended          Twelve Months Ended
                                            October 30,    October 31,    October 30,   October 31,    October 30,   October 31,
                                               1999           1998           1999          1998           1999          1998
Net Sales                                    $2,078,211    $2,021,299     $6,101,874    $5,208,019     $8,690,596    $7,279,156
Service Charges, Interest, and Other             53,818        63,125        180,019       158,290        236,712       202,830

                                              2,132,029     2,084,424      6,281,893     5,366,309      8,927,308     7,481,986

Costs and Expenses:
  Cost of sales                               1,386,783     1,368,266      4,016,798     3,449,631      5,785,262     4,845,297
  Advertising, selling, administrative
   and general expenses                         541,679       642,880      1,597,854     1,469,159      2,198,907     1,914,068
  Depreciation and amortization                  75,044        68,486        220,731       177,330        283,072       220,840
  Rentals                                        16,170        17,616         47,673        37,799         77,856        60,524
  Interest and debt expense                      56,240        64,871        176,358       133,869        239,169       165,948

                                              2,075,916     2,162,119      6,059,414     5,267,788      8,584,266     7,206,677
Income (Loss) Before Income Taxes                56,113      (77,695)        222,479        98,521        343,042       275,309
Income Taxes (Benefit)                           21,325      (27,490)         84,540        37,710        130,655       103,120

Net Income (Loss)                                34,788      (50,205)        137,939        60,811        212,387       172,189

Retained Earnings at Beginning of the Period  2,527,366     2,417,176      2,432,793     2,314,709      2,362,699     2,207,735

                                              2,562,154     2,366,971      2,570,732     2,375,520      2,575,086     2,379,924
Cash Dividends Declared                         (4,295)       (4,272)       (12,873)      (12,821)       (17,227)      (17,225)

Retained Earnings at End of Period           $2,557,859    $2,362,699     $2,557,859    $2,362,699     $2,557,859    $2,362,699


Earnings (Loss) per common share:
  Basic                                           $0.33       ($0.47)          $1.29         $0.57          $1.99         $1.59
  Diluted                                         $0.33       ($0.47)          $1.29         $0.56          $1.98         $1.58

Cash Dividends Declared Per
  Common Share                                    $0.04        $0.04           $0.12         $0.12          $0.16         $0.16


See notes to consolidated financial statements.

                                DILLARD'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (Amounts in Thousands)


                                                                             Nine Months Ended
                                                                       October 30,      October 31,
                                                                          1999            1998
Operating Activities:
Net income                                                             $137,939              $60,811
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                       221,023              178,765
    Changes in operating assets and liabilities:
      Decrease  in trade accounts receivable, net                       211,432              191,490
      Increase in merchandise inventories and other current assets     (805,182)            (401,480)
      Increase in other assets                                          (29,093)              (8,931)
      Increase in trade accounts payable and
       accrued expenses and income taxes                                630,751              529,889

Net cash provided by operating activities                               366,870              550,544

Investing Activities:
  Purchases of property and equipment                                  (179,004)            (237,147)
  Acquisition, net of cash acquired and assets held for sale                  0           (2,175,442)

Net cash used in investing activities                                  (179,004)          (2,412,589)

Financing Activities:
  Net decrease  in commercial paper                                           0             (261,004)
  Net proceeds from short-term borrowings                                     0              865,001
  Proceeds from long-term borrowings                                          0            1,250,000
  Principal payments on long-term debt and capital lease               (163,984)             (75,625)
  Proceeds from Guaranteed Preferred Beneficial Interests in the
   Company's Subordinated Debentures                                          0              200,000
  Cash dividends paid                                                   (12,873)             (12,991)
  Proceeds from issuance of common stock                                 10,090               20,524
  Retirement of preferred stock                                            (440)                   0
  Purchase of treasury stock                                            (49,410)            (109,683)

Net cash (used in) provided by financing activities                    (216,617)           1,876,222

(Decrease) Increase in Cash and Cash Equivalents                        (28,751)              14,177
Cash and Cash Equivalents, Beginning of Peroid                           72,401               41,833

Cash and Cash Equivalents, End of Period                                $43,650              $56,010


See notes to consolidated financial statements.

                         DILLARD'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                        October 30, 1999


Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, nine and twelve month periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999.

Note 2. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated
     (in thousands, except per share data).

                                  Three Months Ended        Nine Months Ended        Twelve Months Ended
                                October 30,  October 31,  October 30,  October 31,  October 30,  October 31,
                                   1999         1998         1999         1998         1999         1998
Basic:
 Net Income (Loss)               $34,788     $(50,205)      $137,939    $ 60,811     $212,387   $172,189
 Preferred stock dividends             -           (6)           (8)        (17)         (19)       (22)
 Net earnings (loss) available
  for per-share calculations     $34,788     $(50,211)      $137,931    $ 60,794     $212,368   $172,167

Average shares outstanding       106,847      106,820        106,985     107,290      106,954    108,098
Basic earnings (loss) per share  $   .33     $  (.47)       $   1.29    $    .57     $   1.99   $   1.59

Diluted:
 Net income (Loss)               $34,788     $(50,205)      $137,939    $ 60,811     $212,387   $172,189
 Preferred stock dividends             -           (6)           (8)        (17)         (19)       (22)
 Net earnings (loss) available
  for per-share calculations     $34,788     $(50,211)      $137,931    $ 60,794     $212,368   $172,167

Average shares outstanding       106,847      106,820        106,985     107,290      106,954    108,098
Stock options                          -            -            187         567          168        594
Total average equivalent shares  106,847      106,820        107,172     107,857      107,122    108,692
Diluted earnings(loss) per share $   .33     $  (.47)       $   1.29    $    .56     $   1.98   $   1.58


     Options to purchase 8,074,946 and 4,845,690 shares of Class A common stock at prices ranging from $25.13 to $44.38 per share were outstanding at October 30, 1999 and October 31, 1998, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3.  Acquisition
     The Company acquired the Mercantile Stores Company, Inc. ("Mercantile") on August 13, 1998 ("Mercantile Acquisition"). The Mercantile Acquisition was accounted for as a purchase and, accordingly, the results of operations of Mercantile have been included in the Company's results of operations from August 13, 1998. In connection with the
     Mercantile Acquisition, the Company entered into two separate agreements; whereby the Company either sold or exchanged certain of the stores obtained in the Mercantile Acquisition to other retailers. The results of operations of the sold or exchanged stores are included in the accompanying statements of operations from the date of acquisition to the date of sale or exchange.

     The following unaudited pro-forma condensed statements of operations give effect to the Mercantile Acquisition and related financing transactions as if such transactions had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

                               Nine Months    Twelve Months
                                  Ended           Ended
                               October 31,     October 31,
                                  1998            1998

             Net sales          $6,347,902      $9,152,166
             Net income             36,335         181,829

             Basic EPS                0.34            1.68
             Diluted EPS              0.34            1.67


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


Note 4.  Common Stock Repurchase

     On September 14, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to $250 million of Class A Common Stock. During the quarter ended October 30, 1999, the Company repurchased approximately $50 million of Class A Common Stock, representing 2.5 million shares at an average price of $20.10 per share.

ITEM 2.  Management's Discussion And Analysis Of Financial
    Condition And Results Of Operations


Results of Operations

The  following  table  sets  forth  the  results  of  operations,
expressed  as  a  percentage  of  net  sales,  for  the   periods
indicated:

                       Three Months Ended       Nine Months Ended        Twelve Months Ended
                    October 30,  October 31, October 30,  October 31, October 30,  October 31
                       1999         1998        1999         1998        1999         1998

Net sales              100.0%       100.0%      100.0%       100.0%      100.0%       100.0%
Cost of sales           66.7         67.7        65.8         66.2        66.6         66.6
Gross profit            33.3         32.3        34.2         33.8        33.4         33.4
Advertising, selling,
administrative
 and general expenses   26.1         31.8        26.2         28.2        25.3         26.3
Depreciation and
 amortization            3.6          3.4         3.6          3.4         3.3          3.0
Rentals                  0.8          0.9         0.8          0.7         0.9          0.8
Interest and debt
 expense                 2.7          3.2         2.9          2.6         2.7          2.3
   Total operating
    expenses            33.2         39.3        33.5         34.9        32.2         32.4
Service charges,
 interest and other      2.6          3.1         2.9          3.0         2.7          2.8
Income (loss) before
 income taxes            2.7         (3.9)        3.6          1.9         3.9          3.8
Income taxes             1.0         (1.4)        1.3          0.7         1.5          1.4
Net income (loss)        1.7%        (2.5)%       2.3%         1.2%        2.4%         2.4%


Net Sales
Net sales increased 3%, 17% and 19% for the three, nine and twelve month periods ended October 30, 1999, respectively, compared to the three, nine and twelve month periods ended October 31, 1998. These increases were primarily due to (i) increases in comparable store sales, (ii) incremental revenue generated in the nine and twelve month periods of 1999 by stores acquired in the Mercantile Acquisition (the "Acquired Stores") and (iii) incremental revenue generated from traditional new store openings. The increase in net sales for the three month period ended October 30, 1999 was partially offset by the sale of a number of the Acquired Stores in the third quarter of 1998.

Comparable store sales for the Company increased 5%,  4%  and  3%
during the three, nine and twelve month periods ended October 30, 1999 compared to the same periods of 1998.

The Company anticipated an initial decline in sales at the Acquired Stores, due to changes from promotional merchandising formats to more traditional balanced pricing formats. However, management expected a more rapid improvement in sales during 1999 than has occurred. As a result of lower than planned sales levels, the relationship of costs of sales to sales and advertising, selling, administrative and general expenses to sales continues to be negatively impacted (see below).

Cost of Sales
Cost of sales, as a percent of net sales, was 66.7%, 65.8% and 66.6% for the three, nine and twelve month periods ended October 30, 1999 compared to 67.7%, 66.2% and 66.6% for the three, nine and twelve month periods ended October 31, 1998. Cost of sales for the 1998 periods include a $39 million inventory valuation charge resulting from alignment of Acquired Store inventories to reflect the Company's merchandising and pricing philosophies. Prior to this charge, cost of sales as a percent of net sales would have been 65.8%, 65.4% and 66.0% for the three, nine and twelve month periods ended October 31, 1998.

The continuation of merchandising issues and lower than expected sales levels in the Acquired Stores resulted in gross margin pressures in the second and third quarters of 1999 compared to the same quarters of 1998. Additionally, cost of sales for the twelve months ended October 30, 1999 was impacted by markdowns resulting from merchandise processing delays during the consolidation of distribution systems of the Acquired Stores into the Dillard's distribution system during the fourth quarter of 1998. The distribution and merchandise processing delays resulted in later than planned store receipts and subsequent higher levels of markdowns in the post-holiday selling season.

Management believes that integration of the Acquired Stores into the Company's merchandising and distribution operations has been substantially completed and that integration issues involving significant merchandise markdowns, discontinuation of merchandise subject to outstanding commitments with branded vendors, elimination of certain private label clothing lines, with resultant markdowns required to liquidate these lines and the consolidation of distribution systems have been substantially resolved. However, Management expects cost of sales will continue at higher than historic Company levels since net sales at the Acquired Stores have not yet improved in line with management's expectations (see net sales comments, above).

Advertising, Selling, Administrative and General Expenses Advertising, selling, administrative and general expenses ("SG&A expenses"), as a percentage of net sales, were 26.1%, 26.2% and 25.3% for the three, nine and twelve month periods ended October 30, 1999 compared to 31.8%, 28.2% and 26.3% for the comparable 1998 periods. The decreases in SG&A expenses are due primarily to inclusion of duplicate and closed facilities charges of $91 million, which were incurred in the third quarter of 1998. Primary efforts to integrate the Acquired Stores into the Dillard's system occurred in the third and fourth quarters of 1998 and involved the Company recording integration related expenses, including charges for duplicate and closed facilities.

The process of integrating the Acquired Stores involved the consolidation of various administrative support functions such as marketing, buying, advertising, accounting and data processing, as well as the alignment of store operating and distribution methodologies. The alignment process continued during the first and second quarters of 1999. However, this and process is substantially complete at this time. and the Consequently, the relationship between advertising, selling, administrative and general expenses and net sales is beginning to return to more traditional levels. The Company, however, continues to incur higher levels of SG&A expenses at the Acquired Stores (26.4% of net sales) compared to SG&A expenses of 24.7% of net sales for Dillard's core stores. This trend is expected to continue, since net sales at the Acquired Stores has not yet improved in line with Management's expectations (see net sales comments, above).

Depreciation and Amortization Expense
Depreciation and amortization expense, as a percent of net sales, increased for the three, nine and twelve month periods ended October 30, 1999 compared to similar periods in 1998, due primarily to the amortization of goodwill. Goodwill is being amortized over a 40 year period, with quarterly amortization expense approximating $4.1 million.

Rentals
Rental expense, as a percent of net sales, for the three, nine and twelve month periods ended October 30, 1999 was .8% .8% and
 .9%, respectively, compared to .9%, .7% and .8%, respectively, for the three, nine and twelve month periods ended October 31, 1998. The general increase in rental expense between periods is due to higher levels of leased properties obtained as a result of the Mercantile Acquisition. During the third quarter of 1998, the Company operated certain Acquired Stores which were sold to other retailers at the end of the third quarter of 1998. Thereby accounting for the decline in rent expense between the third quarter of 1998 and 1999.

Interest and Debt Expense
Interest and debt expense for the three months ended October 30, 1999 decreased to $56.2 million or 2.7% of net sales compared to $64.9 million or 3.2% of net sales for the three months ended October 31, 1998. This reduction is due primarily to a decrease in the average amount of outstanding debt in the third quarter of 1999 compared to the third quarter of 1998. The debt reduction was achieved through the sale of 26 of the Acquired Stores to Proffitt's, Inc. and the May Department Store Company near the end of the third quarter of 1998, sales of other duplicate and surplus assets and a $300 million securitization of accounts receivable, which occurred in the fourth quarter of 1998. Interest and debt expense, as a percent of net sales, increased in each of the nine and twelve month periods ended October 30, 1999, compared to similar periods in 1998. This increase is directly related to the increased level of unsecured debt incurred in connection with the Mercantile Acquisition.

Service Charges, Interest and Other Income
Service charges, interest and other income for the three months ended October 30, 1999 decreased to $53.8 million or 2.6% of net sales compared to $63.1 million or 3.1% of net sales for the three months ended October 31, 1998. This decrease is due to a $300 million account receivable securitization completed in the fourth quarter of 1998, as a part of the funding structure of the Mercantile acquisition as well as a decrease in the average amount of outstanding accounts receivable in the third quarter of 1999 compared to the third quarter of 1998.



Income Taxes
The effective federal and state income tax rates for the three, nine and twelve month periods ended October 30, 1999 was 38%, compared to 37% for each of the three, nine and twelve month periods ended October 31, 1998. The increase in the effective tax rate is the result of the nondeductible nature of goodwill amortization.

Financial Condition
Cash provided by operating activities totaled $366.9 million and $550.5 million for the nine months ended October 30, 1999 and October 31, 1998, respectively. The reduction in cash provided by operating activities is due primarily to an increase in merchandise inventories. Merchandise inventories increased 9%, on a comparable store basis, between October 30, 1999 and October 31, 1998. This increase is due to (i) the impact of acquisition related receiving delays which were experienced in September and October 1998 and resulted in inventory levels during that time being lower than normal, (ii) the acceleration into October of merchandise purchased to be gift wrapped prior to sale, whereas, in prior years this type of merchandise was not purchased until November and (iii) the acquisition of Mercantile's licensed men's shoe business and related inventory.

The Company invested $179.0 million in capital expenditures for the nine months ended October 30, 1999 compared to $237.2 million for the nine months ended October 31, 1998. Consistent with its corporate plan, the Company has reduced its level of capital spending, with current year emphasis placed on integrating the Mercantile Stores. The Company completed its acquisition of Mercantile on August 13, 1998, with the net effect of this acquisition reflected as an investing activity in the October 31, 1998 Statement of Cash Flows.

During the nine months ended October 30, 1999, the Company opened nine stores: the Citrus Park Mall store in Tampa, Florida; the MacArthur Center store in Norfolk, Virginia; the Mall of Georgia store in Atlanta, Georgia; the Arbor Place store in Douglasville, Georgia; the Sierra Vista Towne Center store in Sierra Vista, Arizona; the Park Place Mall store in Tucson, Arizona (replacement store); the Boynton Beach store in Boynton Beach, Florida; the Pemberton Square store in Vicksburg, Mississippi and the Antelope Valley Mall store in Palmdale, California. The Company anticipates opening five new stores in 2000, resulting in an addition of approximately 800,000 square feet of retail space.

Cash used in financing activities for the nine months ended October 30, 1999 totaled $216.6 million compared to cash provided by financing activities of $1.9 billion for the nine months ended October 31, 1998. As was previously mentioned, the Company completed its acquisition of Mercantile on August 13, 1998. The various financing activities included in the Statement of Cash Flows for the nine months ended October 31, 1998 include the funding of long and short term financing conduits to facilitate the Mercantile acquisition. Subsequent to the third quarter of 1998, the Company completed its long-term financing structure for the Mercantile Acquisition and reduced its short-term debt by approximately $1.2 billion, significantly improving the current ratio of the Company at October 30, 1999 compared to October 31, 1998. The Company's long-term debt was generally issued as unsecured notes in underwritten public offerings at fixed rates of interest. During the twelve months ended October 30, 1999, the Company also reduced its level of outstanding debt by approximately $500 million.

On September 14, 1999, the Company announced that the Board of Directors had authorized a Class A Common Stock repurchase program, whereby the Company may repurchase up to $250 million of Class A Common Stock. During the nine months ended October 30, 1999, the Company has repurchased approximately 2.5 million Class A Common Shares for approximately $50.0 million.

During the nine months ended October 31, 1998, the Company repurchased 3 million Class A Common Shares for $109.7 million under a $300 million Class A Common Stock repurchase program. This repurchase program was discontinued at the time of the Mercantile Acquisition.

Management of the Company believes that cash generated from operations, in conjunction with existing credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Based on assessments of its computerized systems, the Company determined that is was necessary to modify or replace portions of it software and certain hardware so that applicable computerized systems would properly utilize dates beyond December 31, 1999. The Company presently believes that it has modified or replaced the necessary software and hardware and that the Year 2000 issue has been mitigated. However, if all modifications and replacements have not been made, the Year 2000 issue could have a material impact on the operations of the Company.

The  Company's plan to resolve the Year 2000 issue  is  complete.
This plan involved the assessment, remediation, testing and implementation of internal systems, as well as the evaluation of the Year 2000 compliance status of significant vendors.

State of Readiness
The Company began initial efforts to address the Year 2000 issue in 1996. Since that time, the computer systems, including both information technology systems ("IT") and non-information technology systems ("non-IT"), have been assessed and appropriate modifications or replacements, for those systems which were evaluated as not being Year 2000 compliant, have been completed. Additionally, the Company has obtained letters of certification from its mission-critical computer system hardware and software vendors indicating that such systems are Year 2000 compliant. Non-IT systems are primarily systems with embedded processors such as elevators, telephone systems and security systems. At the present time, the non-IT systems have been substantially remediated, tested and applicable corrections implemented.


Cost
The Company utilized both internal and external resources to reprogram, replace, test and implement hardware and software changes for Year 2000 modifications. The Company incurred approximately, $1.4 million ($0.7 million expensed and $0.7 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. Additionally, the Company incurred internal costs relating principally to payroll costs of the information systems group and other costs related to the normal operation of the Company's data centers. All internal costs have been expensed as incurred. The costs associated with Year 2000 issues were funded from the Company's existing sources of liquidity. The Company did not defer any significant information technology projects as a result of its Year 2000 compliance efforts.

Third Parties
There are significant third party risks associated with Year 2000 issues. Many of these risks, such as those associated with electrical power and/or telecommunications, are outside the reasonable control of the Company. Also, the failure of a significant number of the Company's business partners could have a material impact on the Company's operations. Although the Company believes its contingency planning efforts adequately identify and address the Year 2000 issues that are within the Company's reasonable control, there can be no assurance that the Company's efforts will be fully effective.
Due to the significant risks involved in the Year 2000 issue, the Company's management continues to closely monitor Year 2000 related matters. Additionally, the Audit Committee of the Board of Directors continues to receive status updates on Year 2000 matters.

Contingency Plan
Business resumption contingency plans have been completed for bank related mission-critical systems. These plans address how the Company will continue to do business until any mission-critical system failure has been corrected. These plans are periodically reviewed to determine if changing business conditions necessitate a change in the contingency plan.

Summary
Management of the Company believes that its Year 2000 program has been effective and that all significant systems are Year 2000 compliant. However, as is the case for most companies involved in Year 2000 system modifications, disruptions in the general economy resulting from Year 2000 issues could also materially adversely affect the Company's ability to market and sell its products. The Company could also be subject to litigation for computer system failure, equipment shutdown at its stores or
failure  to  properly  date  business  records.   The  amount  of
potential   liability  and  lost  revenue  cannot  be  reasonably
estimated at this time.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk. During the nine months ended October 30, 1999, the Company paid-off repaid a $100 million unsecured 7.375% note at its maturity date and a $57 million unsecured 6.70% note prior to its scheduled maturity date, in addition to remitting scheduled principal payments of $5.3 million on mortgage notes.

               PART II   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

   Nine Months Ended                  Fiscal Year Ended
October 31, October 30,   January 30, January 31, February 1, February 3, January 28,
   1999        1998          1999        1998         1997       1996*       1995

   2.12        1.64          1.97        3.69         3.61       2.86        3.72

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



                                   DILLARD'S, INC.
                                   (Registrant)

DATE:  December 14, 1999                     /s/James I. Freeman
                                   James I. Freeman
                                   Senior Vice President & Chief
                                    Financial Officer
                                   (Principal Financial & Accounting Officer)