Form 10-K405
period 2000-01-29
DILLARDS INC
filed 2000-04-28
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2000

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

None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000: $1,436,584,621.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2000:

CLASS A COMMON STOCK, $.01 par value 89,584,720

CLASS B COMMON STOCK, $.01 par value 4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders Report for the fiscal year ended January 29, 2000 (the "Report") are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2000 (the "Proxy Statement") are incorporated by reference into part III.

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: economic and weather conditions in the regions in which the Company's stores are located and their effect on the buying patterns of the Company's customers, changes in consumer spending patterns and debt levels, trends in personal bankruptcies and the impact of competitive market forces.

PART I

ITEM 1. BUSINESS.

General

Dillard's, Inc. (the "Company" or "Registrant") is an outgrowth of a department store originally founded in 1938 by William Dillard. The Company was incorporated in Delaware in 1964. The Company operates retail department stores located primarily in the southwest, southeast and midwest.

The department store business is highly competitive. The Company has several competitors at the national and regional levels as well as numerous competitors at the local level. Many factors enter into competition for the consumer's patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company's earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

For additional information with respect to the Registrant's business, reference is made to information contained on pages 12 and 13 of the Report under the headings "Net Sales", "Net Income", "Total Assets" and "Number of Employees-Average", which information is incorporated herein by reference.

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

Mr. Sanderford has been employed by the Registrant as Vice President since August 1998. Prior to August 1998 he was employed as President of the Southeast Division of Mercantile Stores Company, Inc. ("Mercantile") (1995-1998) and as Vice President and Director of Real Estate and Long Range Planning for Mercantile (1993-1995). Mr. Schroeder has been employed by the Registrant as Vice President since January 1998. Prior to 1998 he was a partner with the St. Louis based, international law firm of Bryan Cave, LLP, specializing in labor and employment law. Mr. Unfried has been employed by the Registrant since August 1998. Prior to August 1998 he was President of Mercantile Credit Services and Mercantile Stores National Bank, both subsidiaries of Mercantile.

The following is a listing of executive officers of the Company, their age, position and office, and family relationship, if any.

Name	Age	Position & Office	Family Relationship
William Dillard, II	55	Director; Chief Executive Officer	Son of William Dillard
Alex Dillard	50	Director; President	Son of William Dillard
Mike Dillard	48	Director; Executive Vice President	Son of William Dillard
H. Gene Baker	61	Vice President	None
Joseph P. Brennan	55	Vice President	None
G. Kent Burnett	55	Vice President	None
Drue Corbusier	53	Director; Executive Vice President	Daughter of William Dillard
David M. Doub	53	Vice President	None
James I. Freeman	50	Director; Senior Vice President; Chief Financial Officer	None
Randal L. Hankins	49	Vice President	None
Gaston Lemoine	56	Vice President	None
Robin Sanderford	53	Vice President	None
Paul J. Schroeder	51	Vice President	None
Burt Squires	50	Vice President	None
Charles Unfried	53	Vice President	None

ITEM 2. PROPERTIES.

All of the Registrant's stores are owned or leased from a wholly owned subsidiary or from third parties. The Registrant's third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent, while lease terms between the Registrant and its wholly-owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to the leases . At January 29, 2000 there were 342 stores in operation with gross square footage approximating 57 million feet. The Company owns or leases, from a wholly owned subsidiary, a total of 249 stores with 42 million square feet. The Company leased 93 stores from third parties, which totaled 15 million square feet. Additional information is contained in Notes 2, 13 and 14, "Notes to Consolidated Financial Statements," on pages 25, and 30 of the Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

The Company does not have any material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

With respect to the market for the Company's common stock, market prices, and dividends, reference is made to information contained on page 33 of the Report, which information is incorporated herein by reference. As of March 31, 2000, there were 5,113 record holders of the Company's Class A Common Stock and 9 record holders of the Company's Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Reference is made to information under the heading "Table of Selected Financial Data" on pages 12 and 13 of the Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to information under the heading "Quantitative and Qualitative Disclosures About Market Risk" on page 17 of the Report which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the consolidated financial statements and notes thereto included on pages 18 through 31 of the Report, which are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRTANT.

    Directors of the Registrant

    Information regarding directors of the Registrant is incorporated herein by reference to the information on pages 5 through 8 under the heading "Nominees for Election as Directors" and page 14 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

    Executive Officers of the Registrant

Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading "Executive Officers of the Registrant". Reference additionally is made to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning on page 8 under the heading "Compensation of Directors and Executive Officers" and concluding on page 12 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information on page 4 under the heading "Principal Holders of Voting Securities" and page 5 under the heading "Nominees for Election as Directors" and continuing through footnote 13 on page 7 in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the information on page 14 under the heading "Certain Relationships and Transactions" in the Proxy Statement and to information regarding Mr. Davis on page 12 under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8 of this report.

Independent Auditors' Report

Consolidated Balance Sheets - January 29, 2000 and January 30, 1999.

Consolidated Statements of Income - Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

Consolidated Statements of Stockholders' Equity - Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

Consolidated Statements of Cash Flows - Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

Notes to Consolidated Financial Statements - Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Registrant and its consolidated subsidiaries is filed pursuant to Item 14(d) (this schedule appears immediately following the signature page):

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits and Management Compensatory Plans

Exhibits

The following exhibits are filed pursuant to Item 14(c):
Number	Description
*3(a)	Restated Certificate of Incorporation(Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).
*3(b)	By-Laws as currently in effect (Exhibit 3(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140).
*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).
*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).
*4(c)	Indenture between Registrant and Chemical bank, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).
*4(d)

Indenture between Registrant and Chemical bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Indenture between Dillard Investment Co., Inc. and Chemical Bank, Trustee, dated as of April 15, 1987, as supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in 33-25113).
*10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).
*10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10 (b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).
*10(c )	Corporate Officers Non-Qualified Pension Plan (Exhibit 10(c) to Form 10-K for the fiscal year ended January 29, 1994 in 1-6140).
*10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
Number	Description
13	Incorporated portions of the Annual Stockholders Report for the fiscal year ended January 29, 2000.
21	Subsidiaries of Registrant
23	Consent of Independent Auditors

*Incorporated by reference as indicated.

Management Compensatory Plans

Listed below are management contracts and compensatory plans which are required to be filed as exhibits pursuant to Item 14 (c):

Retirement Contract of William Dillard dated March 8, 1997.

1998 Incentive and Nonqualified Stock Option Plan.

Corporate Officers Non-Qualified Pension Plan.

Senior Management Cash Bonus Plan.

    Reports on Form 8-K filed during the fourth quarter:

    None

    (c ) Exhibits

    See the response to Item 14(a) (3).

    Financial Statement schedules:

See the response to Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dillard's, Inc. Registrant
Date: ___April 26,2000________	James I. Freeman James I. Freeman, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

William Dillard William Dillard Chairman	Drue Corbusier Drue Corbusier Executive Vice President and Director
Calvin N. Clyde, Jr. Calvin N. Clyde, Jr. Director	Robert C. Connor Robert C. Connor Director
Will D. Davis Will D. Davis Director	Alex Dillard Alex Dillard President and Director
Mike Dillard Mike Dillard Executive Vice President and Director	William Dillard II William Dillard II Chief Executive Officer and Director (Principal Executive Officer)
James I. Freeman James I. Freeman Senior Vice President and Chief Financial Officer and Director	William H. Sutton William H. Sutton Director
William B. Harrison, Jr. William B. Harrison, Jr. Director	Jackson T. Stephens Jackson T. Stephens Director
John Paul Hammerschmidt John Paul Hammerschmidt Director	John H. Johnson John H. Johnson Director
Date ___April 26,2000________

To the Board of Directors and Stockholders of

Dillard's, Inc.

Little Rock, Arkansas

We have audited the consolidated financial statements of Dillard's, Inc. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and for each of the three years in the period ended January 29, 2000, and have issued our report thereon dated March 7, 2000; which consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dillard's, Inc. and subsidiaries, listed in item 14. This consolidated financial statement schedule is the responsibility of the Company's management . Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

March 7, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DILLARD'S, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E	Column F

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts (1)	Deductions (2)	Period

Allowance for losses on accounts receivable:

Year Ended January 29, 2000	$37,487	$88,154	$ -	$93,108	$32,533

Year Ended January 30, 1999	27,809	62,766	17,854	70,942	37,487

Year Ended January 31, 1998	24,169	55,816	-	52,176	27,809

  Represents the allowance for losses on accounts acquired.

  Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).

Exhibit Index
Number	Description
*3(a)	Restated Certificate of Incorporation(Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).
*3(b)	By-Laws as currently in effect (Exhibit 3(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140).
*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).
*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).
*4(c)	Indenture between Registrant and Chemical bank, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).
*4(d)

Indenture between Registrant and Chemical bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Indenture between Dillard Investment Co., Inc. and Chemical Bank, Trustee, dated as of April 15, 1987, as supplemented (Exhibit 4.1 in 33-13535 and Exhibit 4.2 in 33-25113).
*10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).
*10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10 (b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).
*10(c )	Corporate Officers Non-Qualified Pension Plan (Exhibit 10(c) to Form 10-K for the fiscal year ended January 29, 1994 in 1-6140).
*10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
13	Incorporated portions of the Annual Stockholders Report for the fiscal year ended January 29, 2000.
21	Subsidiaries of Registrant
23	Consent of Independent Auditors

*Incorporated by reference as indicated.