Form 10-Q
period 2000-04-29
DILLARDS INC
filed 2000-06-13
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 1-6140

DILLARD'S, INC.

(Exact name of registrant as specified in its charter)

DELAWARE                                                                71-0388071
State or other jurisdiction                                                            (IRS Employer
of incorporation or organization)                                                   Identification Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of April 29, 2000     89,584,720
CLASS B COMMON STOCK as of April 29, 2000       4,010,929

Index

DILLARD'S, INC.

Page
Part I. Financial Information	Number

Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets as of April 29, 2000, January 29, 2000 and May 1, 1999	3
Consolidated Statements of Income and Retained Earnings for the Three and Twelve
Month Periods Ended April 29, 2000 and May 1, 1999	4
Consolidated Statements of Cash Flows for the Three Months Ended April 29, 2000
And May 1, 1999	5
Notes to Consolidated Financial Statements	6

*

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	April 29,	January 29,	May 1,
	2000	2000	1999

Assets
Current Assets:
Cash and cash equivalents	$ 246,277	$ 198,721	$ 182,281
Trade accounts receivable, net	997,403	1,104,925	1,069,730
Merchandise inventories	2,448,787	2,047,830	2,564,668
Other current assets	61,875	72,249	28,623

Total current assets	3,754,342	3,423,725	3,845,302

Property and Equipment, net	3,598,622	3,619,191	3,631,274
Goodwill, net	606,216	610,180	655,185
Other Assets	273,596	265,108	419,168

Total Assets	$ 8,232,776	$ 7,918,204	$ 8,550,929

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$ 1,059,091	$ 667,626	$ 1,179,857
Federal and state income taxes	12,991	32,404	42,446
Current portion of long-term debt	108,049	108,049	107,289
Current portion of capital lease obligations	2,522	2,515	2,332

Total current liabilities	1,182,653	810,594	1,331,924

Long-term Debt	2,892,682	2,894,616	3,000,893
Capital Lease Obligations	24,082	24,659	26,518
Other liabilities	121,541	121,455	74,764
Deferred Income Taxes	686,422	702,467	681,061
Guaranteed Preferred Beneficial Interests in the
Company's Subordinated Debentures	531,579	531,579	531,579

Stockholders' Equity:
Preferred stock	-	-	440
Common stock	1,155	1,155	1,150
Additional paid-in capital	695,507	695,507	682,313
Retained earnings	2,622,029	2,579,567	2,495,461
Less treasury stock	(524,874)	(443,395)	(275,174)

Total stockholders' equity	2,793,817	2,832,834	2,904,190

Total Liabilities and Stockholders' Equity	$ 8,232,776	$ 7,918,204	$ 8,550,929

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Twelve Months Ended
	April 29,	May 1,	April 29,	May 1,
	2000	1999	2000	1999

Net Sales	$2,082,577	$2,120,069	$8,639,219	$8,201,527
Service Charges, Interest and Other	63,171	64,868	242,829	232,182

	2,145,748	2,184,937	8,882,048	8,433,709
Costs and Expenses:
Cost of sales	1,384,057	1,392,718	5,753,770	5,460,525
Advertising, selling, administrative
and general expenses	536,358	532,713	2,204,342	2,188,877
Depreciation and amortization	75,976	72,984	295,660	258,101
Rentals	16,106	15,830	75,494	73,521
Interest and debt expense	58,726	62,717	232,575	225,741
Impairment charges	-	-	69,708	-

	2,071,223	2,076,962	8,631,549	8,206,765

Income Before Income Taxes	74,525	107,975	250,499	226,944
Income Taxes	28,320	41,030	107,510	87,810

Net Income	46,205	66,945	142,989	139,134
Retained Earnings at Beginning
of the Period	2,579,567	2,432,793	2,495,461	2,373,513

	2,625,772	2,499,738	2,638,450	2,512,647
Cash Dividends Declared	(3,743)	(4,277)	(16,421)	(17,186)

Retained Earnings at End of Period	$2,622,029	$2,495,461	$ 2,622,029	$2,495,461

Earnings per Common Share:
Basic	$0.48	$ 0.63	$1.39	$1.30
Diluted	$0.48	$ 0.63	$1.39	$1.30

Cash Dividends Declared Per
Common Share	$0.04	$0.04	$0.16	$0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended
	April 29,	May 1,
	2000	1999

Operating Activities:
Net income	$ 46,205	$ 66,945
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	76,701	73,807
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	107,522	122,842
Increase in merchandise inventories and other current assets	(390,583)	(408,016)
Increase in other assets	(9,213)	(42,129)
Increase in trade accounts payable and accrued expenses,
other liabilities and income taxes	356,093	375,517

Net cash provided by operating activities	186,725	188,966

Investing Activities:
Purchases of property and equipment	(51,443)	(15,552)

Net cash used in investing activities	(51,443)	(15,552)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(2,504)	(59,248)
Cash dividends paid	(3,743)	(4,286)
Purchase of treasury stock	(81,479)	-

Net cash used in financing activities	(87,726)	(63,534)

Increase in Cash and Cash Equivalents	47,556	109,880
Cash and Cash Equivalents, Beginning of Period	198,721	72,401

Cash and Cash Equivalents, End of Period	$ 246,277	$ 182,281

See notes to consolidated financial statements.

DILLARD'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 29, 2000

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete fina

Note 2. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended		Twelve Months Ended
	April 29,	May 1,	April 29,	May 1,
	2000	1999	2000	1999
Basic:
Net Income	$46,205	$66,945	$142,989	$139,134
Preferred stock dividends	-	(6)	(2)	(22)
Net earnings available for
per-share calculations	$46,205	$66,939	$142,987	$139,112

Average shares outstanding	95,648	106,924	102,646	106,832

Basic earnings per share	$ .48	$ .63	$ 1.39	$ 1.30

Diluted:
Net income	$46,205	$66,945	$142,989	$139,134
Preferred stock dividends	-	(6)	(2)	(22)
Net earnings available for
per-share calculations	$46,205	$66,939	$142,987	$139,112

Average shares outstanding	95,648	106,924	102,646	106,832
Stock options	-	44	142	308
Total average equivalent shares	95,648	106,968	102,788	107,140

Diluted earnings per share	$ .48	$ .63	$ 1.39	$ 1.30

Options to purchase 10,052,189 and 7,149,391 shares of Class A common stock at prices ranging from $18.13 to $40.22 per share were outstanding at April 29, 2000 and May 1, 1999, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3. Acquisition

The Company acquired the Mercantile Stores Company, Inc. ("Mercantile") on August 13, 1998 ("Mercantile Acquisition"). The Mercantile Acquisition was accounted for as a purchase and, accordingly, the results of operations of Mercantile have been included in the Company's results of operations from August 13, 1998. In connection with the Mercantile Acquisition, the Company entered into two separate agreements; whereby the Company either sold or exchanged certain of th

The following unaudited pro-forma condensed statements of operations give effect to the Mercantile Acquisition and related financing transactions as if such transactions had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

Twelve Months
Ended
May 1,
1999

Net sales	$8,818,277
Net income	125,765

Basic EPS	1.18
Diluted EPS	1.17

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

Note 4. Common Stock Repurchase

On September 14, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to $250 million of Class A Common Stock. During the quarter ended April 29, 2000, the Company repurchased approximately $82 million of Class A Common Stock, representing 5.2 million shares at an average price of $15.8 per share, completing the total purchases authorized under the Share Repurchase Program.

On May 20, 2000 the Board of Directors of the Company authorized the repurchase of up to an additional $200 million of its Class A Common Stock.

ITEM 2. Management's Discussion And Analysis Of Financial

Condition And Results Of Operations

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

	Three Months Ended		Twelve Months Ended
	April 29,	May 1,	April 29,	May 1,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	65.7	66.6	66.6

Gross profit	33.5	34.3	33.4	33.4

Advertising, selling, administrative
and general expenses	25.8	25.1	25.5	26.7
Depreciation and amortization	3.5	3.4	3.4	3.1
Rentals	0.8	0.8	0.9	0.9
Interest and debt expense	2.8	3.0	2.7	2.7
Impairment charges	-	-	0.8	-

Total operating expenses	32.9	32.3	33.3	33.4
Service charges, interest and other	3.0	3.1	2.8	2.8

Income before income taxes	3.6	5.1	2.9	2.8
Income taxes	1.4	1.9	1.2	1.1

Net income	2.2%	3.2%	1.7%	1.7%

Net Sales

Net sales decreased 2% for the three month period ended April 29, 2000, compared to the three month period ended May 1, 1999. These decreases were primarily due to decreases in comparable store sales with declines most prevalent in the junior and accessories product lines. Net sales increased 5% for the twelve month period ended April 29, 2000 compared to the same period in 1999. These increases were primarily due to (i) increases in comparable store sales, (ii) incremental revenue

Comparable store sales for the Company decreased 2% during the three month period ended April 29, 2000 and increased 2% during the twelve month period ended April 29, 2000 compared to the same periods of 1999.

Cost of Sales

Cost of sales, as a percent of net sales, was 66.5%% and 66.6% for the three and twelve month periods ended April 29, 2000 compared to 65.7% and 66.6% for the three and twelve month periods ended May 1, 1999

Cost of sales for the three months ended April 29, 2000 was negatively impacted by markdowns resulting from continued focus on reducing excess store inventory levels and lower than expected sales levels. Comparable store inventories decreased by 5% over last year's first quarter levels.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses ("SG&A expenses"), as a percentage of net sales, were 25.8% and 25.5% for the three and twelve month periods ended April 29, 2000 compared to 25.1% and 26.7% for the comparable 1999 periods.

The increase in SG&A expenses as a percent of sales is primarily due to lower than expected sales levels and slight increases in selling payroll expense.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percent of net sales, increased for the three and twelve month periods ended April 29, 2000 compared to similar periods in 1999, due primarily to the increased levels of property and equipment and increased amortization of goodwill related to the Acquisition in the third quarter of fiscal 1998. Goodwill amortization was $16.6 million and $11.6 million for the twelve months ended April 29, 2000 and May 1, 1999, respecti v

Rentals

Rental expense, as a percent of net sales, remained constant for the three and twelve month periods ended April 29, 2000 at .8% and .9%, respectively, compared to .8% and .9%, respectively, for the three and twelve month periods ended May 1, 1999.

Interest and Debt Expense

Interest and debt expense for the three months ended April 29, 2000 decreased to $58.7 million or 2.8% of net sales compared to $62.7 million or 3.0% of net sales for the three months ended May 1, 1999. This reduction is due primarily to a decrease in the average amount of outstanding debt in the first quarter of 2000 compared to the first quarter of 1999.

Interest and debt expense, as a percent of net sales, was flat in the twelve month period ended April 29, 2000, compared to the similar period in 1999.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended April 29, 2000 decreased to $63.2 million or 3.0% of net sales compared to $64.9 million or 3.1% of net sales for the three months ended May 1, 1999. This decrease is due to a decrease in the average amount of outstanding accounts receivable in the first quarter of 2000 compared to the first quarter of 1999.

.

Income Taxes

The effective federal and state income tax rates for the three month period ended April 29, 2000 and May 1, 1999 was 38%. The effective federal and state income tax rates for the twelve month period ended April 29, 2000 was 43% compared to 39% for the twelve month period ended May 1, 1999. The increase in the effective tax rate is the result of the nondeductible portion of the impairment charge recorded in the fourth quarter of fiscal 1999.

Financial Condition

Cash provided by operating activities totaled $186.7 million and $189.0 million for the three months ended April 29, 2000 and May 1, 1999, respectively.

The Company invested $51.4 million in capital expenditures for the three months ended April 29, 2000 compared to $15.6 million for the three months ended May 1, 1999.

During the three months ended April 29, 2000, the Company opened the Palm Beach store in West Palm Beach, Florida. The Company anticipates opening an additional three new stores in 2000, resulting in an addition of approximately 350,000 square feet of retail space. In addition, the Company embarked on a major expansion at the Willowbrook store in Houston, Texas and completed a replacement store at La Plaza in McAllen, Texas.

Cash used in financing activities for the three months ended April 29, 2000 totaled $87.7 million compared to $63.5 million for the three months ended May 1, 1999. During the three months ended April 29, 2000 and May 1, 1999, the Company reduced its level of outstanding debt by $2.5 million and $59.2 million, respectively.

On September 14, 1999, the Company announced that the Board of Directors had authorized a Class A Common Stock repurchase program, whereby the Company may repurchase up to $250 million of Class A Common Stock. During the three months ended April 29, 2000, the Company has repurchased approximately 5.2 million Class A Common Shares for approximately $81.5 million.

On May 20, 2000 the Board of Directors of the Company authorized the repurchase of up to an additional $200 million of its Class A Common Stock.

Management of the Company believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for othe

Forward-Looking Information

Statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations include certain "forward-looking statements", including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

None

PART II OTHERII OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Three Months Ended		Fiscal Year Ended

April 29,	May 1,	January 29,	January 30,	January 31,	February 1,	February 3,
2000	1999	2000	1999	1998	1997	1996*

2.12	2.58	2.04	1.97	3.69	3.61	2.86

* 53 week year.

Item 6. Exhibits and Reports on Form 8-K

  Exhibit (12): Statement re: Computation of Earnings to Fixed Charges

  Reports of Form 8-K filed during the first quarter: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)

Date: June 13, 2000	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)