Form 10-Q
period 2000-07-29
DILLARDS INC
filed 2000-09-12
CIK 28917

                                                   UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000

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

                           Indicate by checkmark  whether the  Registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the  preceding  12 months (or for such shorter time that the registrant  was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes x No_
                                                             -

         Indicate  the number of shares  outstanding  of each of the  issuer's  classes of common  stock,  as of the latest practicable date.

                  CLASS A COMMON STOCK as of  July 29, 2000         87,989,071
                  CLASS B COMMON STOCK as of  July 29, 2000          4,010,929

                                                       Index

                                                  DILLARD'S, INC.

                                                                                                             Page
Part I.  Financial Information                                                                              Number
                                                                                                            ------

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of July 29, 2000, January 29, 2000 and July 31, 1999.                 3

         Consolidated Statements of Income and Retained Earnings for the Three, Six and
              Twelve Month Periods Ended July 29, 2000 and July 31, 1999.                                     4

         Consolidated Statements of Cash Flows for the Six Months Ended July 29, 2000 and
              July 31, 1999.                                                                                  5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           10

Part II.  Other Information

Item 1.  Legal Proceedings.                                                                                   11

Item 2.  Changes in Securities and Use of Proceeds.                                                           11

Item 3.  Defaults Upon Senior Securities.                                                                     11

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 11

Item 5.  Other Information.                                                                                   12

Item 6.  Exhibits and Reports on Form 8-K.                                                                    12

Signatures                                                                                                    12

                                           PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in Thousands)

                                                                    July 29,       January 29,       July 31,
                                                                      2000            2000             1999
                                                                 -------------------------------- ----------------

Assets
Current Assets:
  Cash and cash equivalents                                         $ 284,066         $  198,721       $  138,546
  Trade accounts receivable, net                                         918,624       1,104,925          987,986
  Merchandise inventories                                              2,149,269       2,047,830        2,342,234
  Other current assets                                                    54,608          72,249           29,113
                                                                 -------------------------------- ----------------

    Total current assets                                               3,406,567       3,423,725        3,497,879

Property and Equipment, net                                            3,577,809       3,619,191        3,629,902
Goodwill, net                                                            602,251         610,180          651,107
Other Assets                                                             277,954         265,108          443,319
                                                                 -------------------------------- ----------------

Total Assets                                                          $7,864,581     $ 7,918,204       $8,222,207
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                          $ 768,634      $  667,626        $ 916,100
  Commercial paper                                                             -               -           17,794
  Federal and state income taxes                                          19,763          32,404           20,343
  Current portion of long-term debt                                      208,049         108,049            7,289
  Current portion of capital lease obligations                             2,491           2,515            2,433
                                                                 -------------------------------- ----------------

    Total current liabilities                                            998,937         810,594          963,959

Long-term Debt                                                         2,725,447       2,894,616        2,999,498
Capital Lease Obligations                                                 23,530          24,659           25,860
Other Liabilities                                                        117,841         121,455           74,764
Deferred Income Taxes                                                    685,811         702,467          681,061
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,155           1,155            1,154
  Additional paid-in capital                                             695,507         695,507          692,140
  Retained earnings                                                    2,632,122       2,579,567        2,527,366
  Less treasury stock                                                  (547,348)       (443,395)        (275,174)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,781,436       2,832,834        2,945,486
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $7,864,581      $7,918,204       $8,222,207
                                                                 ================================ ================

See notes to consolidated financial statements.

                                                      DILLARD'S, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                        (Unaudited)
                                       (Amounts in Thousands, Except Per Share Data)

                                             Three Months Ended           Six Months Ended           Twelve Months Ended
                                         --------------------------- ---------------------------- ---------------------------
                                           July 29,      July 31,      July 29,      July 31,       July 29,      July 31,
                                             2000          1999          2000          1999           2000          1999
                                         ------------- ------------- ---------------------------- ------------- -------------

Net Sales                                  $1,843,363    $1,889,791     $3,925,940    $4,009,860    $8,592,791    $8,587,638
Service Charges, Interest and Other            58,705        61,333        121,876       126,201       240,201       246,019
                                         ------------- ------------- ---------------------------- ------------- -------------

                                            1,902,068     1,951,124      4,047,816     4,136,061     8,832,992     8,833,657
Costs and Expenses:
  Cost of sales                             1,214,802     1,223,494      2,598,859     2,616,212     5,745,078     5,720,699
  Advertising, selling, administrative
      and general expenses                    522,648       523,462      1,059,006     1,056,175     2,203,528     2,300,108
  Depreciation and amortization                75,701        72,703        151,677       145,687       298,658       276,513
  Rentals                                      16,090        15,673         32,196        31,503        75,911        79,302
  Interest and debt expense                    57,596        57,401        116,322       120,118       232,770       247,801
  Impairment charges                                -             -              -             -        69,708             -
                                         ------------- ------------- ---------------------------- ------------- -------------

                                            1,886,837     1,892,733      3,958,060     3,969,695     8,625,653     8,624,423
                                         ------------- ------------- ---------------------------- ------------- -------------

Income Before Income Taxes                     15,231        58,391         89,756       166,366       207,339       209,234
Income Taxes                                    5,785        22,185         34,105        63,215        91,110        81,840
                                         ------------- ------------- ---------------------------- ------------- -------------
Income Before Extraordinary Item                9,446        36,206         55,651       103,151       116,229       127,394
Extraordinary Gain on the extinguishment
of debt, net of income taxes of $2,691          4,391             -          4,391             -         4,391             -
                                         ------------- ------------- ---------------------------- ------------- -------------

Net Income                                     13,837        36,206         60,042       103,151       120,620       127,394
Retained Earnings at Beginning
  of the Period                             2,622,029     2,495,461      2,579,567     2,432,793     2,527,366     2,417,176
                                         ------------- ------------- ---------------------------- ------------- -------------

                                            2,635,866     2,531,667      2,639,609     2,535,944     2,647,986     2,544,570
Cash Dividends Declared                       (3,744)       (4,301)        (7,487)       (8,578)      (15,864)      (17,204)
                                         ------------- ------------- ---------------------------- ------------- -------------

Retained Earnings at End of Period         $2,632,122    $2,527,366     $2,632,122    $2,527,366   $ 2,632,122   $ 2,527,366
                                         ============= ============= ============================ ============= =============

Basic and Diluted Earnings per share:
  Earnings Before Extraordinary Item            $0.10         $0.34          $0.59         $0.96         $1.17         $1.19
  Extraordinary Gain                             0.05             -           0.05             -          0.05             -
                                         ------------ ---------------------------- ------------- -------------  -------------
  Net Income                                    $0.15         $0.34          $0.64         $0.96         $1.22         $1.19
                                         ============= ============= ============================ ============= =============

Cash Dividends Declared Per
  Common Share                                  $0.04         $0.04          $0.08         $0.08         $0.16         $0.16

See notes to consolidated financial statements.

                                            DILLARD'S, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                        (Amounts in Thousands)

                                                                                 Six Months Ended
                                                                            ----------------------------
                                                                              July 29,        July 31,
                                                                               2000            1999
                                                                            ------------   -------------

Operating Activities:
Net income                                                                     $ 60,042       $ 103,151
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                               153,105         146,124
    Extraordinary gain on extinguishment of debt, net of taxes                  (4,391)               -
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable, net                                186,301         204,586
      Increase in merchandise inventories and other current assets             (83,798)       (186,072)
      Increase in other assets                                                 (14,273)        (67,333)
      Increase in trade accounts payable and accrued expenses
        and income taxes                                                         65,406          89,648
                                                                            ------------   -------------

Net cash provided by operating activities                                       362,392         290,104

Investing Activities:
  Purchases of property and equipment                                         (102,367)        (81,366)
                                                                            ------------   -------------

Net cash used in investing activities                                         (102,367)        (81,366)

Financing Activities:
  Net increase in commercial paper                                                    -          17,794
  Principal payments on long-term debt and capital lease obligations           (63,240)       (161,200)
  Cash dividends paid                                                           (7,487)         (8,578)
  Proceeds from issuance of common stock                                              -           9,831
  Retirement of preferred stock                                                       -           (440)
  Purchase of treasury stock                                                  (103,953)               -
                                                                            ------------   -------------

Net cash used in financing activities                                         (174,680)       (142,593)

Increase in Cash and Cash Equivalents                                            85,345          66,145
Cash and Cash Equivalents, Beginning of Period                                  198,721          72,401
                                                                            ------------   -------------

Cash and Cash Equivalents, End of Period                                      $ 284,066       $ 138,546
                                                                            ============   =============

See notes to consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 29, 2000

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” the Company has restated prior period sales amounts to exclude leased department sales. Certain prior period balances have been reclassified to conform with current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, six and twelve month periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001, due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2000.

Note 2. Earnings Per Share Data

         The  following  table sets forth the  computation  of basic and diluted  earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

                                          Three Months Ended         Six Months Ended         Twelve Months Ended
                                        ------------------------  -----------------------   ------------------------
                                         July 29,    July 31,      July 29,    July 31,      July 29,    July 31,
                                           2000        1999          2000        1999          2000        1999
                                        ------------------------  -----------------------   ------------------------
Basic:
  Earnings before extraordinary item         $9,446     $36,206       $55,651   $103,151       $116,229    $127,394
  Extraordinary gain                          4,391           -         4,391          -          4,391           -
                                        ------------------------  -----------------------   ------------------------
  Net income                                 13,837      36,206        60,042    103,151        120,620     127,394
  Preferred stock dividends                       -         (3)             -        (8)              -        (19)
                                        ------------------------  -----------------------   ------------------------
  Net earnings available for
    per-share calculations                  $13,837     $36,203       $60,042   $103,143       $120,620    $127,375
                                        ========================  =======================   ========================

  Average shares outstanding                 92,742     107,186        94,195    107,055         99,035     106,947
                                        ========================  =======================   ========================

  Earnings before extraordinary item         $  .10      $  .34        $  .59     $  .96         $ 1.17      $ 1.19
  Extraordinary gain                            .05           -           .05          -            .05           -
                                        ------------------------  -----------------------   ------------------------
  Net income                                 $  .15      $  .34        $  .64     $  .96         $ 1.22      $ 1.19
                                        ========================  =======================   ========================

Diluted:
  Earnings before extraordinary item         $9,446     $36,206       $55,651   $103,151       $116,229    $127,394
  Extraordinary gain                          4,391           -         4,391          -          4,391           -
                                        ------------------------  -----------------------   ------------------------
  Net income                                 13,837      36,206        60,042    103,151        120,620     127,394
  Preferred stock dividends                       -         (3)             -        (8)              -        (19)
                                        ------------------------  -----------------------   ------------------------
  Net earnings available for
    per-share calculations                  $13,837     $36,203       $60,042   $103,143       $120,620    $127,375
                                        ========================  =======================   ========================

  Average shares outstanding                 92,742     107,186        94,195    107,055         99,035     106,947
  Stock options                                   -         515             -        279             13         216
                                        ------------------------  -----------------------   ------------------------
  Total average equivalent shares            92,742     107,701        94,195    107,334         99,048     107,163
                                        ========================  =======================   ========================

  Earnings before extraordinary item         $  .10      $  .34        $  .59     $  .96         $ 1.17      $ 1.19
  Extraordinary gain                            .05           -           .05          -            .05           -
                                        ------------------------  -----------------------   ------------------------
  Net income                                 $  .15      $  .34        $  .64     $  .96         $ 1.22      $ 1.19
                                        ========================  =======================   ========================
Total stock options outstanding were 9,578,866 and 7,669,484 at July 29, 2000 and July 31, 1999. Of these, options to purchase 9,578,866 and 3,490,861 shares of Class A common stock at prices ranging from $18.13 to $40.22 per share were outstanding at July 29, 2000 and July 31, 1999, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3. Common Stock Repurchase and Note Repurchase

On May 20, 2000 the Board of Directors of the Company authorized the repurchase of up to $200 million of Class A Common Stock. During the quarter ended July 29, 2000, the Company repurchased 1.6 million shares valued at approximately $22.4 million.

During the quarter ended July 29, 2000, the Company repurchased $65.3 million of its outstanding unsecured notes prior to their related maturity dates. These transactions resulted in an extraordinary gain of $4.4 million, net of tax of $2.7 million.

ITEM 2. Management’s Discussion and Analysis of FinancialCondition
And Results Of Operations

Results of Operations
---------------------

The following  table sets forth the results of operations,  expressed as a percentage of net sales,  for the periods indicated:

                                        Three Months Ended           Six Months Ended          Twelve Months Ended
                                     -------------------------   -------------------------   -------------------------
                                       July 29,      July 31,      July 29,     July 31,       July 29,      July 31,
                                        2000          1999          2000         1999           2000          1999
                                     -----------   -----------   -----------  ------------   -----------   -----------

Net sales                                 100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of sales                              65.9          64.7          66.2          65.2          66.9          66.6
                                     -----------   -----------   -----------  ------------   -----------   -----------

Gross profit                               34.1          35.3          33.8          34.8          33.1          33.4

Advertising, selling, administrative
  and general expenses                     28.4          27.7          27.0          26.3          25.6          26.8
Depreciation and amortization               4.1           3.9           3.8           3.7           3.5           3.2
Rentals                                     0.9           0.8           0.8           0.8           0.9           0.9
Interest and debt expense                   3.1           3.0           3.0           3.0           2.7           2.9
Impairment charges                            -             -             -             -           0.8             -
                                     -----------   -----------   -----------  ------------   -----------   -----------

     Total operating expenses              36.5          35.4          34.6          33.8          33.5          33.8
Service charges, interest and other         3.2           3.2           3.1           3.1           2.8           2.8
                                     -----------   -----------   -----------  ------------   -----------   -----------

Income before income taxes                  0.8           3.1           2.3           4.1           2.4           2.4
Income taxes                                0.3           1.2           0.9           1.5           1.1           0.9
                                     -----------   -----------   -----------  ------------   -----------   -----------
Income before extraordinary item            0.5           1.9           1.4           2.6           1.3           1.5
Extraordinary gain                          0.2             -           0.1             -           0.1             -
                                     -----------   -----------   -----------  ------------   -----------   -----------

Net income                                  0.7%         1.9%         1.5%         2.6%         1.4%         1.5%
                                     ===========   ===========   ===========  ============   ===========   ===========

Net Sales

Net sales decreased 2% for the three and six month periods ended July 29, 2000, respectively, compared to the three and six month periods ended July 31, 1999. These decreases were primarily due to decreases in comparable store sales of 3% for the respective three and six month periods ended July 29, 2000 compared to the same periods in 1999. The weakest performing merchandise categories were children’s clothing and women and juniors clothing, which decreased 5% and 4%, respectively. Net sales were essentially flat for the twelve month period ended July 29, 2000 compared to the same period in 1999. As a result of the lower than planned sales levels, the relationship of cost of sales to sales and advertising, selling, administrative and general expenses to sales was negatively impacted (see below).

Cost of Sales

Cost of sales, as a percent of net sales, increased to 65.9% for the quarter ended July 29, 2000 from 64.7% for the quarter ended July 31, 1999. The increase in cost of sales as a percentage of net sales was due to lower than planned sales levels resulting in aggressive markdowns on slow moving inventory and management’s continuing initiative to control and reduce inventory levels in order to maintain inventory at the desired levels. Comparable store inventories decreased by 8% from last year’s second quarter.

Cost of sales, as a percentage of net sales, for the six months ended July 29, 2000 and July 31, 1999 was 66.2% and 65.2%, respectively. Cost of sales for the twelve months ended July 29, 2000 and July 31, 1999 was 66.9% and 66.6%, respectively. In addition to the factors mentioned above, cost of sales for the twelve months ended July 31, 1999 included a charge of $39 million for inventory valuation adjustments resulting from the alignment of Acquired Store inventories to reflect the Company’s merchandising and pricing philosophy.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, increased to 28.4% for the quarter ended July 29, 2000 from 27.7% for the quarter ended July 31, 1999. The increase in SG&A expenses, as a percent of net sales, is primarily due to a lack of sales leverage during the quarter. In absolute dollars, SG&A expenses decreased $814,000 for the quarter ended July 29, 2000 compared to the second quarter in 1999. The decline was primarily the result of an improvement of 25 basis points in bad debt experience during the quarter.

The comparable relationship between SG&A expenses and net sales for the six months ended July 29, 2000 and July 31, 1999, respectively, was 27.0% and 26.3%, with the increase due to the factors discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percent of net sales, increased for the three, six and twelve month periods ended July 29, 2000 compared to similar periods in 1999, due primarily to shorter weighted average lives of property and equipment in 2000 compared to 1999 and the reduced levels of sales in 2000 compared to 1999.

Rentals

Rental expense, as a percent of net sales, for the three, six and twelve month periods ended July 29, 2000 was .9% .8% and .9%, respectively, compared to .8%, .8% and .9%, respectively, for the three, six and twelve month periods ended July 31, 1999.

Interest and Debt Expense

Interest and debt expense, as a percent of net sales, was 3.1% and 3.0% for the three and six month periods ended July 29, 2000 compared to 3.0% for three and six month periods in 1999. Interest and debt expense was $57.6 and $116.3 million for the three and six month periods ended July 29, 2000 compared with $57.4 and $120.1 million for the similar periods in 1999.

Interest and debt expense, as a percent of net sales, decreased to 2.7% for the twelve month period ended July 29, 2000 from 2.9% for the twelve month period in 1999.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percent of net sales, have remained generally constant between the three, six and twelve month periods of 2000 and 1999.

Income Taxes

The effective federal and state income tax rates for the three and six month periods ended July 29, 2000 were 38% compared to 38% for the three and six month periods ended July 31, 1999. The effective federal and state tax rates for the twelve month period ended July 29, 2000 was 44% compared to 39% for the twelve month period ended July 31, 1999. The increase in the effective tax rate is the result of the nondeductible portion of the impairment charge recorded in the fourth quarter of fiscal 1999.

Financial Condition

Cash provided by operating activities totaled $362.4 million and $290.1 million for the six months ended July 29, 2000 and July 31, 1999, respectively. The increase in cash provided by operating activities is due primarily to a reduction in merchandise inventories of $193 million or 8% from 1999 levels.

The Company invested $102.4 million in capital expenditures for the six months ended July 29, 2000 compared to $81.4 million for the six months ended July 31, 1999.

During the six months ended July 29, 2000, the Company opened the Palm Beach store in Palm Beach, Florida. In addition, the Company embarked on major expansions at the Willowbrook store in Houston, Texas and the Rimrock store in Billings, Montana and completed replacement stores at La Plaza in McAllen, Texas and Sunrise Mall in Brownsville, Texas. Five stores were closed during the six month period totaling 636,000 square feet of retail space.

The Company opened two stores in August 2000; the Flatiron Crossing store in Broomfield, Colorado and the North Plains store in Clovis, New Mexico. Anticipated store openings in the third quarter of 2000, include the Quintard mall store in Oxford, Alabama and the Aiken Mall store in Aiken, South Carolina.

Cash used in financing activities totaled $174.7 million and $142.6 million for the six months ended July 29, 2000 and July 31, 1999, respectively. The increase in cash used in financing activities during 2000 is due primarily to the repurchase 6.8 million shares of Class A common stock for $104 million. During the six months ended July 29, 2000 and July 31, 1999, the Company reduced its level of outstanding debt by $70.3 million and $161.2 million, respectively.

Management of the Company anticipates that it will be necessary to incur short term borrowings of up to $300 million during periods of peak working capital demand in the third and fourth quarters of 2000. Other than peak working capital requirements management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements”, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this quarterly report on Form 10-Q or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general industry and economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; changes in consumer spending patterns and debt levels; trends in personal bankruptcies; the impact of competitive market factors and other economic and demographic changes of similar or dissimilar nature; changes in operating expenses, including employee wages, commissions structures and related benefits; and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the six months ended July 29, 2000, the Company repurchased $65.3 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 8.2% to 9.5%. Maturity dates ranged from 2009 to 2022.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 20, 2000. The matters submitted to a vote of the stockholders were as follows: election of directors and a proposal to adopt a stock option plan for certain key employees.

                                                                                                 Votes
                                                Votes For              Votes Against           Abstained
                                            -------------------   ------------------------   ---------------

Election of Directors
---------------------

Class A Nominees
  Robert C. Connor                                  71,342,184                 12,706,639                 0
  Will D. Davis                                     68,933,236                 15,115,587                 0
  John Paul Hammerschmidt                           71,315,915                 12,732,908                 0
  John H. Johnson                                   71,328,505                 12,720,318                 0

Class B Nominees
  William Dillard                                    4,010,760                          0                 0
  Calvin N. Clyde, Jr.                               4,010,760                          0                 0
  Drue Corbusier                                     4,010,760                          0                 0
  Alex Dillard                                       4,010,760                          0                 0
  William Dillard, II                                4,010,760                          0                 0
  Mike Dillard                                       4,010,760                          0                 0
  James I. Freeman                                   4,010,760                          0                 0
  William H. Sutton                                  4,010,760                          0                 0

Other Proposals
---------------

Stock Option Plan                                   47,709,590                 29,968,433         3,009,445

Item 5.  Other Information
--------------------------

Ratio of Earnings to Fixed Charges:

The Company has  calculated  the ratio of earnings to fixed charges  pursuant to Item 503 of  Regulation  S-K of the
Securities and Exchange Act as follows:

     Six Months Ended                                      Fiscal Year Ended
----------------------------  ----------------------------------------------------------------------------

  July 29,       July 31,     January 29,     January 30,    January 31,     February 1,     February 3,
    2000           1999           2000           1999            1998           1997            1996*
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    1.66           2.24           2.04           1.97            3.69           3.61            2.86
==============  ============  =============  ============== =============== ==============  ==============

*  53 week year.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit (12): Statement re: Computation of Earnings to Fixed Charges (b) Reports of Form 8-K filed during the second quarter: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC. --------------- (Registrant)

DATE: September 12, 2000 /s/James I. Freeman

James I. Freeman Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)