Form 10-Q
period 2000-10-28
DILLARDS INC
filed 2000-12-12
CIK 28917

                                                   UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

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

                  CLASS A COMMON STOCK as of October 28, 2000          83,981,371
                  CLASS B COMMON STOCK as of October 28, 2000           4,010,929

                                                       Index

                                                  DILLARD'S, INC.

                                                                                                             Page
Part I.  Financial Information                                                                              Number
                                                                                                            ------

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of October 28, 2000, January 29, 2000 and October 30,                 3
              1999.

         Consolidated Statements of Income and Retained Earnings for the Three, Nine and
              Twelve Month Periods Ended October 28, 2000 and October 30, 1999.                               4

         Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2000
              and October 30, 1999.                                                                           5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           11

Part II.  Other Information

Item 1.  Legal Proceedings.                                                                                   11

Item 2.  Changes in Securities and Use of Proceeds.                                                           11

Item 3.  Defaults Upon Senior Securities.                                                                     11

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 11

Item 5.  Other Information.                                                                                   11

Item 6.  Exhibits and Reports on Form 8-K.                                                                    11

Signatures                                                                                                    12

                                           PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in Thousands)

                                                                   October 28,     January 29,      October 30,
                                                                      2000            2000             1999
                                                                 -------------------------------- ----------------

Assets
Current Assets:
  Cash and cash equivalents                                           $  140,227      $  198,721         $ 43,650
  Trade accounts receivable, net                                         894,877       1,104,925          981,140
  Merchandise inventories                                              2,591,951       2,047,830        2,929,451
  Other current assets                                                    82,680          72,249           61,008
                                                                 -------------------------------- ----------------

    Total current assets                                               3,709,735       3,423,725        4,015,249

Property and Equipment, net                                            3,547,277       3,619,191        3,657,964
Goodwill, net                                                            598,287         610,180          647,030
Other Assets                                                             289,183         265,108          403,831
                                                                 -------------------------------- ----------------

Total Assets                                                          $8,144,482     $ 7,918,204       $8,724,074
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                        $ 1,286,149      $  667,626      $ 1,440,140
  Federal and state income taxes                                          17,723          32,404            4,313
  Current portion of long-term debt                                      108,049         108,049            7,289
  Current portion of capital lease obligations                             2,454           2,515            2,463
                                                                 -------------------------------- ----------------

    Total current liabilities                                          1,414,375         810,594        1,454,205

Long-term Debt                                                         2,623,396       2,894,616        2,997,276
Capital Lease Obligations                                                 22,971          24,659           25,268
Other Liabilities                                                        114,246         121,455           74,764
Deferred Income Taxes                                                    696,060         702,467          714,154
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,155           1,155            1,154
  Additional paid-in capital                                             695,507         695,507          692,399
  Retained earnings                                                    2,634,467       2,579,567        2,557,859
  Less treasury stock                                                  (589,274)       (443,395)        (324,584)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,741,855       2,832,834        2,926,828
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $8,144,482      $7,918,204       $8,724,074
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

                                                        DILLARD'S, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                          (Unaudited)
                                         (Amounts in Thousands, Except Per Share Data)

                                                Three Months Ended           Nine Months Ended          Twelve Months Ended
                                            ---------------------------- --------------------------- ---------------------------
                                            October 28,    October 30,   October 28,   October 30,   October 28,   October 30,
                                                2000          1999           2000          1999          2000          1999
                                            ------------- -------------- ------------- ------------- ------------- -------------

Net Sales                                     $1,978,664     $2,071,954    $5,904,604    $6,081,814    $8,499,501    $8,648,557
Service Charges, Interest and Other               68,642         53,818       190,518       180,019       255,025       236,713
                                            ------------- -------------- ------------- ------------- ------------- -------------

                                               2,047,306      2,125,772     6,095,122     6,261,833     8,754,526     8,885,270
Costs and Expenses:
  Cost of sales                                1,375,188      1,380,527     3,974,047     3,996,739     5,739,739     5,743,225
  Advertising, selling, administrative
      and general expenses                       540,773        541,679     1,599,779     1,597,854     2,202,622     2,198,907
  Depreciation and amortization                   77,710         75,044       229,387       220,731       301,324       283,072
  Rentals                                         16,466         16,170        48,662        47,672        76,208        77,855
  Interest and debt expense                       52,518         56,239       168,840       176,358       229,048       239,169
  Impairment charges                                   -              -             -             -        69,708             -
                                            ------------- -------------- ------------- ------------- ------------- -------------

                                               2,062,655      2,069,659     6,020,715     6,039,354     8,618,649     8,542,228
                                            ------------- -------------- ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes               (15,349)         56,113        74,407       222,479       135,877       343,042
Income Taxes (Benefit)                           (5,835)         21,325        28,270        84,540        63,950       130,655
                                            ------------- -------------- ------------- ------------- ------------- -------------
Income (Loss) Before Extraordinary Item          (9,514)         34,788        46,137       137,939        71,927       212,387
Extraordinary Gain on the extinguishment of
debt, net of income taxes                         15,475              -        19,866             -        19,866             -
                                            ------------- -------------- ------------- ------------- ------------- -------------

Net Income                                         5,961         34,788        66,003       137,939        91,793       212,387
Retained Earnings at Beginning
  of the Period                                2,632,122      2,527,366     2,579,567     2,432,793     2,557,859     2,362,699
                                            ------------- -------------- ------------- ------------- ------------- -------------

                                               2,638,083      2,562,154     2,645,570     2,570,732     2,649,652     2,575,086
Cash Dividends Declared                          (3,616)        (4,295)      (11,103)      (12,873)      (15,185)      (17,227)
                                            ------------- -------------- ------------- ------------- ------------- -------------

Retained Earnings at End of Period            $2,634,467     $2,557,859    $2,634,467    $2,557,859   $ 2,634,467   $ 2,557,859
                                            ============= ============== ============= ============= ============= =============

Basic and Diluted Earnings per share:
  Earnings (Loss) Before Extraordinary Item      $(0.10)          $0.33         $0.50         $1.29         $0.76         $1.99
  Extraordinary Gain                                0.17              -          0.21             -          0.21             -
                                            ------------- ------------- ------------- ------------- -------------  -------------
  Net Income                                       $0.07          $0.33         $0.71         $1.29         $0.97         $1.99
                                            ============= ============== ============= ============= ============= =============
  Diluted                                          $0.07          $0.33         $0.71         $1.29         $0.97         $1.98
                                            ============= ============== ============= ============= ============= =============

Cash Dividends Declared Per
  Common Share                                     $0.04          $0.04         $0.12         $0.12         $0.16         $0.16

See notes to consolidated financial statements.

                                             DILLARD'S, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                          (Amounts in Thousands)

                                                                                  Nine Months Ended
                                                                            -------------------------------
                                                                             October 28,     October 30,                                                                        October 28,     October 30,
                                                                                2000             1999
                                                                            --------------  ---------------

Operating Activities:
Net income                                                                       $ 66,003      $ 137,939
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                 231,491        221,023
    Extraordinary gain on extinguishment of debt, net of taxes                   (19,866)              -
    Gain on the sale of property and equipment                                    (7,750)              -
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable, net                                  210,048         211,432
      Increase in merchandise inventories and other current assets              (554,552)        (805,182)
      Increase in other assets                                                    (7,955)         (29,093)
      Increase in trade accounts payable and accrued expenses
        and income taxes                                                          578,050         630,751
                                                                            --------------  ---------------

Net cash provided by operating activities                                         495,469        366,870

Investing Activities:
  Purchases of property and equipment                                           (156,054)        (179,004)
                                                                            --------------  ---------------

Net cash used in investing activities                                           (156,054)        (179,004)

Financing Activities:
  Principal payments on long-term debt and capital lease obligations            (240,927)        (163,984)
  Cash dividends paid                                                            (11,103)         (12,873)
  Purchase of treasury stock
                                                                                (145,879)                                                    -               (49,410)
  Retirement of preferred stock                                                         -            (440)
  Proceeds from issuance of common stock                                                -           10,090
                                                                            --------------  ---------------

Net cash used in financing activities                                           (397,909)        (216,617)

Decrease in Cash and Cash Equivalents                                            (58,494)         (28,751)
Cash and Cash Equivalents, Beginning of Period
                                                                                  198,721          72,401
                                                                            --------------  ---------------

Cash and Cash Equivalents, End of Period                                        $ 140,227        $ 43,650
                                                                            ==============  ===============

See notes to consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 28, 2000

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” the Company has restated prior period sales amounts to exclude leased department sales. Certain prior period balances have been reclassified to conform with current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, nine and twelve month periods ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001, due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2000.

Note 2. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                                 Three Months Ended            Nine Months Ended             Twelve Months Ended
                                             ---------------------------  -----------------------------  ----------------------------
                                              October 28,  October 30,     October 28,    October 30,     October 28,   October 30,
                                                 2000          1999            2000          1999            2000          1999
                                             ---------------------------  -----------------------------  ----------------------------
Basic:
 Earnings (loss) before extraordinary item        $(9,514)      $34,788          $46,137      $137,939         $71,927      $212,387
 Extraordinary gain                                 15,475            -           19,866             -          19,866             -
                                             ---------------------------  -----------------------------  ----------------------------
 Net income                                          5,961       34,788           66,003       137,939          91,793       212,387
 Preferred stock dividends                               -            -                -           (8)               -          (19)
                                             ---------------------------  -----------------------------  ----------------------------
 Net earnings available for
    per-share calculations                          $5,961      $34,788          $66,003      $137,931         $91,793      $212,368
                                             ===========================  =============================  ============================

 Average shares outstanding                         90,716      106,847           93,035       106,985          95,003       106,954
                                             ===========================  =============================  ============================

Per Share of Common Stock
 Earnings (loss) before extraordinary item        $  (.10)       $  .33           $  .50       $  1.29           $ .76        $ 1.99
 Extraordinary gain                                    .17            -              .21             -             .21             -
                                             ---------------------------  -----------------------------  ----------------------------
 Net income                                         $  .07       $  .33           $  .71       $  1.29           $ .97        $ 1.99
                                             ===========================  =============================  ============================

                                                Three Months Ended             Nine Months Ended             Twelve Months Ended
                                            ----------------------------  -----------------------------  ----------------------------
                                             October 28,    October 30,     October 28,   October 30,     October 28,   October 30,
                                                 2000          1999            2000          1999            2000          1999
                                            -----------------------------  ----------------------------  ----------------------------
                                            -----------------------------  ----------------------------  ----------------------------
Diluted:
 Earnings (loss) before extraordinary item       $ (9,514)       $34,788         $46,137      $137,939         $71,927      $212,387
 Extraordinary gain                                 15,475             -          19,866             -          19,866             -
                                            -----------------------------  ----------------------------  ----------------------------
 Net income                                          5,961        34,788          66,003       137,939          91,793       212,387
 Preferred stock dividends                               -             -               -           (8)               -          (19)
                                            -----------------------------  ----------------------------  ----------------------------
 Net earnings available for
    per-share calculations                          $5,961       $34,788         $66,003      $137,931         $91,793      $212,368
                                            =============================  ============================  ============================

 Average shares outstanding                         90,716       106,847          93,035       106,985          95,003       106,954
 Stock options                                           -             -               -           187              12           168
                                            -----------------------------  ----------------------------  ----------------------------
 Total average equivalent shares                    90,716       106,847          93,035       107,172          95,015       107,122
                                            =============================  ============================  ============================

Per Share of Common Stock
 Earnings (loss) before extraordinary item        $  (.10)        $  .33          $  .50       $  1.29           $ .76        $ 1.98
 Extraordinary gain                                    .17             -             .21             -             .21             -
                                            -----------------------------  ----------------------------  ----------------------------
 Net income                                         $  .07        $  .33          $  .71       $  1.29           $ .97        $ 1.98
                                            =============================  ============================  ============================
Options to purchase 9,409,131 and 7,657,009 shares of Class A common stock at prices ranging from $18.13 to $40.22 per share were outstanding at October 28, 2000 and October 30, 1999, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3. Common Stock Repurchase and Note Repurchase

During the quarter ended October 28, 2000, the Company repurchased approximately $44.8 million of Class A Common Stock, representing 4.0 million shares at an average price of $11.16 per share. For the nine months ended October 28, 2000 the Company repurchased approximately $145.9 million of Class A Common Stock representing 10.5 million shares at an average price of $13.90 per share.

During the quarter ended October 28, 2000, the Company repurchased $100.5 million of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended October 28, 2000, the Company repurchased $165.8 million of its outstanding unsecured notes prior to their related maturity dates. During the quarter ended October 28, 2000, the Company also retired $100 million of its 6.08% Reset Put Securities due August 1, 2010 prior to their maturity date. Interest rates on the repurchased securities ranged from 6.08% to 9.5%. Maturity dates ranged from 2003 to 2027. In connection with these transactions, the Company recorded after tax extraordinary gains during the quarter and nine months ended October 28, 2000 of $15.5 million (net of income taxes of $9.5 million) and $19.9 million (net of income taxes of $12.1 million), respectively.

ITEM 2. Management’s Discussion and Analysis of FinancialCondition
And Results Of Operations

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                           Three Months Ended          Nine Months Ended          Twelve Months Ended
                                        -------------------------   -------------------------   -------------------------
                                        -------------------------   ------------------------    -------------------------
                                        October 28,  October 30,    October 28,  October 30,    October 28,   October 30,
                                           2000         1999           2000         1999           2000          1999          2000         1999           2000          1999
                                        -----------   -----------   -----------  ------------   -----------   -----------

Net sales                                    100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of sales                                 69.5          66.6          67.3          65.7          67.6          66.4
                                        -----------   -----------   -----------  ------------   -----------   -----------

Gross profit                                  30.5          33.4          32.7          34.3          32.4          33.6

Advertising, selling, administrative
  and general expenses                        27.4          26.2          27.1          26.3          25.9          25.4
Depreciation and amortization                  3.9           3.6           3.9           3.6           3.5           3.3
Rentals                                        0.8           0.8           0.8           0.8           0.9           0.9
Interest and debt expense                      2.7           2.7           2.8           2.9           2.7           2.7
Impairment charges                               -             -             -             -           0.8             -
                                        -----------   -----------   -----------  ------------   -----------   -----------

     Total operating expenses                 34.8          33.3          34.6          33.6          33.8          32.3
Service charges, interest and other            3.5           2.6           3.2           3.0           3.0           2.7
                                        -----------   -----------   -----------  ------------   -----------   -----------

Income (loss) before income taxes            (0.8)           2.7           1.3           3.7           1.6           4.0
Income taxes (benefit)                       (0.3)           1.0           0.5           1.4           0.8           1.5
                                        -----------   -----------   -----------  ------------   -----------   -----------
Income (loss) before extraordinary           (0.5)           1.7           0.8           2.3           0.8           2.5
item
Extraordinary gain                             0.8             -           0.3             -           0.3             -
                                        -----------   -----------   -----------  ------------   -----------   -----------

Net income                                     0.3%         1.7%         1.1%         2.3%         1.1%         2.5%
                                        ===========   ===========   ===========  ============   ===========   ===========

Net Sales

Sales during the third quarter of 2000 were pressured by a weak retail environment. Net sales decreased 5% and 3% for the three and nine month periods ended October 28, 2000, respectively, compared to the three and nine month periods ended October 30, 1999. These decreases were primarily due to decreases in comparable store sales of 5% and 3% for the respective three and nine month periods ended October 28, 2000 compared to the same periods in 1999. The weakest performing merchandise categories for the three month period were women and juniors clothing and home sales which decreased 6% and children’s clothing which decreased 5%. The weakest performing merchandise categories for the nine month period were women and juniors clothing and children’s clothing with declines of 5% and 3%, respectively. Net sales decreased 2% for the twelve month period ended October 28, 2000 compared to the same period in 1999. As a result of the lower than planned sales levels, the relationship of cost of sales to sales and advertising, selling, administrative and general expenses to sales was negatively impacted (see below).

Cost of Sales

Cost of sales, as a percent of net sales, increased to 69.5% for the quarter ended October 28, 2000 from 66.6% for the quarter ended October 30, 1999. The increase in cost of sales as a percentage of net sales was due to (i) continuing non-acceptance of specific lines of branded merchandise, (ii) increased markdown activity from the implementation of the Company’s enhanced markdown strategy that accelerates markdowns and shortens merchandise cycles and (iii) management’s continuing initiative to control and reduce inventory levels in order to maintain inventory at the desired levels. Management expects the continuing implementation and execution of this strategy to negatively impact cost of sales for the fourth quarter of 2000. Comparable store inventories decreased by 12% from last year’s third quarter.

Cost of sales, as a percentage of net sales, for the nine months ended October 28, 2000 and October 30, 1999 was 67.3% and 65.7%, respectively. Cost of sales for the twelve months ended October 28, 2000 and October 30, 1999 was 67.6% and 66.4%, respectively. Cost of sales for the nine and twelve month periods were impacted by the same factors discussed above.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, were 27.4%, 27.1% and 25.9% for the three, nine and twelve month periods ended October 28, 2000 compared to 26.2%, 26.3% and 25.4% for the comparable 1999 periods. The increase in SG&A expenses, as a percent of net sales, is primarily due to a lack of sales leverage for these periods. In absolute dollars, SG&A expenses were relatively flat for the indicated periods.

Depreciation and Amortization Expense

Depreciation and amortization expense increase by $2.7 million and $8.7 million for the three and nine month periods ended October 28, 2000 compared to similar periods in 1999, due primarily to new asset additions.

Rentals

Rental expense, as a percent of net sales, for the three, nine and twelve month periods ended October 28, 2000 were unchanged from the similar period in 1999 at .8%, .8% and .9%, respectively.

Interest and Debt Expense

Interest and debt expense, as a percent of net sales, was 2.7% and 2.8% for the three and nine month periods ended October 28, 2000 compared to 2.7% and 2.9% for three and nine month periods in 1999. Interest and debt expense was $52.5 and $168.8 million for the three and nine month periods ended October 28, 2000 compared with $56.2 and $176.4 million for the similar periods in 1999. The reduction in interest expense during the three and nine month periods in 2000 was due to a decrease in the average amount of outstanding debt. In addition to scheduled maturities, the Company repurchased or retired outstanding debt totaling $200.5 and $265.6 million in the three and nine month periods ended October 28, 2000.

Interest and debt expense, as a percent of net sales, was flat at 2.7% for the twelve month period ended October 28, 2000 compared to the twelve month period in 1999.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percent of net sales, were 3.5%, 3.2% and 3.0% for the three, nine and twelve month periods ended October 28, 2000 compared to 2.6%, 3.0% and 2.7% for the comparable 1999 periods. The increase is primarily due to a pre-tax gain of $7.7 million realized on the sale of a parcel of land held for investment.

Income Taxes

The effective federal and state income tax rates for the three and nine month periods ended October 28, 2000 were 38% compared to 38% for the three and nine month periods ended October 30, 1999. The effective federal and state tax rates for the twelve month period ended October 28, 2000 was 47% compared to 38% for the twelve month period ended October 30, 1999. The increase in the effective tax rate is the result of the nondeductible portion of the impairment charge recorded in the fourth quarter of fiscal 1999.

Financial Condition

Net cash provided by operating activities increased by $129 million for the nine months ended October 28, 2000 compared to the nine months ended October 29, 1999. This increase was primarily caused by a reduction in merchandise inventories, offset by the reduction of accounts payable and accrued expenses.

The Company invested $156.1 million in capital expenditures for the nine months ended October 28, 2000 compared to $179.0 million for the nine months ended October 30, 1999.

During the nine months ended October 28, 2000, the Company opened four new stores: the Palm Beach store in Palm Beach, Florida; FlatIron Crossing in Broomfield, Colorado; North Plains Mall in Clovis, New Mexico; and the Quintard Mall in Oxford, Alabama. In addition, the Company completed a major expansion at the Willowbrook store in Houston, Texas. Three replacement stores were completed at La Plaza in McAllen, Texas, Aiken Mall in Aiken, South Carolina and Sunrise Mall in Brownsville, Texas. Six stores were closed during the nine month period totaling 716,000 square feet of retail space.

The Company plans to open seven new stores in fiscal 2001 totaling 1.38 million square feet. Capital expenditures for 2001 are expected to be approximately $200 million.

Cash used in financing activities totaled $397.9 million and $216.6 million for the nine months ended October 28, 2000 and October 30, 1999, respectively. The increase in cash used in financing activities during 2000 is due primarily to the repurchase of 10.5 million shares of Class A common stock for $145.9 million. During the nine months ended October 28, 2000 and October 30, 1999, the Company reduced its level of outstanding debt by $273.0 million and $164.0 million, respectively.

Management of the Company anticipates that it will be necessary to incur short term borrowings of up to $175 million during periods of peak working capital demand in the fourth quarter of 2000. Other than peak working capital requirements management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the nine months ended October 28, 2000, the Company repurchased $165.8 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.1% to 9.5%. Maturity dates ranged from 2003 to 2027. The Company also retired $100 million of its 6.08% Reset Put Securities due August 1, 2010 prior to their maturity date.

                                             PART II OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

Ratio of Earnings to Fixed Charges:

The Company has  calculated  the ratio of earnings to fixed charges  pursuant to Item 503 of  Regulation  S-K of the
Securities and Exchange Act as follows:

     Nine Months Ended                                     Fiscal Year Ended
----------------------------  ----------------------------------------------------------------------------

 October 28,    October 30,   January 29,     January 30,    January 31,     February 1,     February 3,
    2000           1999           2000           1999            1998           1997            1996*
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    1.37           2.12           2.04           1.97            3.69           3.61            2.86
==============  ============  =============  ============== =============== ==============  ==============

*  53 week year.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibit (12): Statement re:  Computation of Earnings to Fixed Charges

(b)      Reports of Form 8-K filed during the third quarter:  None

                                                     SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              DILLARD'S, INC.
                                                              ---------------
                                                              (Registrant)

DATE:  December 12, 2000                                      /s/James I. Freeman
       -----------------                                      -------------------
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)