Form 10-K405
period 2001-02-03
DILLARDS INC
filed 2001-05-07
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001
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

State the  aggregate  market  value of the voting stock held by  non-affiliates  of the  Registrant  as of March 30,
2001:  $1,727,896,548.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 30, 2001:

                  CLASS A COMMON STOCK, $.01 par value     81,011,900
                  CLASS B COMMON STOCK, $.01 par value      4,010,929

                                     DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Annual  Stockholders  Report  for the  fiscal  year  ended  February  3, 2001 (the  "Report")  are incorporated by reference into Parts I and II.

Portions  of the Proxy  Statement  for the  Annual  Meeting  of  Stockholders  to be held May 19,  2001 (the  "Proxy
Statement") are incorporated by reference into part III.

The  Company  cautions  that any  forward-looking  statements  (as such term is  defined in the  Private  Securities
Litigation  Reform Act of 1995)  contained in this report or made by  management  of the Company  involve  risks and uncertainties and are subject to change based on various important  factors.  The following  factors,  among others, could  affect the  Company's  financial  performance  and could cause  actual  results for 2001 and beyond to differ materially from those expressed or implied in any such forward-looking  statements:  economic and weather conditions in the regions in which the  Company's  stores are located and their effect on the buying  patterns of the Company's customers,  changes in consumer  spending patterns and debt levels,  trends in personal  bankruptcies and the impact of competitive market forces.
ITEM 1. BUSINESS.
         General
         -------

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

         For additional  information  with respect to the  Registrant's  business,  reference is made to information contained  on page 12 of the Report  under the  headings  "Net Sales",  "Net  Income",  "Total  Assets" and
         "Number of Employees-Average", which information is incorporated herein by reference.

         Executive Officers of the Registrant
         ------------------------------------

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

          Name              Age                 Position & Office                        Family Relationship
          ----              ---                 -----------------                        -------------------
William Dillard, II          56    Director; Chief Executive Officer            Son of William Dillard
Alex Dillard                 51    Director; President                          Son of William Dillard
Mike Dillard                 49    Director; Executive Vice President           Son of William Dillard
H. Gene Baker                62    Vice President                               None
Joseph P. Brennan            56    Vice President                               None
G. Kent Burnett              56    Vice President                               None
Drue Corbusier               54    Director; Executive Vice President           Daughter of William Dillard
David M. Doub                54    Vice President                               None
James I. Freeman             51    Director;  Senior  Vice  President;   Chief  None
                                   Financial Officer
Randal L. Hankins            50    Vice President                               None
Gaston Lemoine               57    Vice President                               None
Robin Sanderford             54    Vice President                               None
Paul J. Schroeder            52    Vice President                               None
Burt Squires                 51    Vice President                               None
Charles Unfried              54    Vice President                               None
ITEM 2. PROPERTIES.
         All of the  Registrant's  stores are owned or leased from a wholly owned  subsidiary or from third parties.
         The Registrant's  third-party  store leases typically  provide for rental payments based on a percentage of net sales with a  guaranteed  minimum  annual  rent,  while lease  terms  between  the  Registrant  and its wholly-owned  subsidiary  vary.  In general,  the Company pays the cost of insurance,  maintenance  and any increase  in real  estate  taxes  related  to the  leases.  At  February  3, 2001  there were 337 stores in operation with gross square  footage  approximating  56.5 million feet. The Company owns or leases,  from a wholly  owned  subsidiary,  a total of 250 stores with 41.6  million  square  feet.  The Company  leased 87 stores from third  parties,  which totaled 14.9 million  square feet.  Additional  information is contained in Notes 2, 12 and 13,  "Notes  to  Consolidated  Financial  Statements,"  on pages 24,  25,  and 29 of the
         Report, which information is incorporated herein by reference.
ITEM 3. LEGAL PROCEEDINGS.
         The Company does not have any material legal proceedings pending.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         With respect to the market for the Company's  common stock,  market  prices,  and  dividends,  reference is made to  information  contained  on page 33 of the Report,  which  information  is  incorporated  herein by reference.  As of March 30, 2001,  there were 5,127 record  holders of the  Company's  Class A Common Stock and 8 record holders of the Company's Class B Common Stock.
ITEM 6. SELECTED FINANCIAL DATA.
         Reference is made to  information  under the heading "Table of Selected  Financial  Data" on page 12 of the
         Report, which information is incorporated herein by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         Reference  is made to  information  under the heading  "Management's  Discussion  and Analysis of Financial
         Condition  and  Results  of  Operations"  on  pages 13  through  16 of the  Report,  which  information  is incorporated herein by reference.
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
ITEM 9. CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRTANT.
A.       Directors of the Registrant

              Information  regarding  directors  of the  Registrant  is  incorporated  herein  by  reference  to the information  on pages 5 through 7 under the heading  "Nominees for Election as Directors" and pages 12 and 13 under the heading  "Section  16(a)  Beneficial  Ownership  Reporting  Compliance"  in the Proxy
              Statement.

B.       Executive Officers of the Registrant

              Information  regarding  executive  officers of the Registrant is  incorporated  herein by reference to
              Item  1  of  this  report  under  the  heading  "Executive  Officers  of  the  Registrant".  Reference
              additionally  is made to the  information  under  the  heading  "Section  16(a)  Beneficial  Ownership
              Reporting  Compliance" on pages 12 and 13 in the Proxy  Statement,  which  information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
         Information  regarding  executive  compensation  and  compensation of directors is  incorporated  herein by reference  to the  information  beginning  on page 8 under  the  heading  "Compensation  of  Directors  and
         Executive  Officers" and concluding on page 10 under the heading  "Compensation  of Directors" in the Proxy
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
                 --------------------

         The  following  consolidated  financial  statements of the  Registrant  and its  consolidated  subsidiaries included in the Report are incorporated herein by reference in Item 8 of this report.

         Independent Auditors' Report

         Consolidated Balance Sheets - February 3, 2001 and January 29, 2000.

         Consolidated  Statements of Operations - Fiscal years ended February 3, 2001,  January 29, 2000 and January
         30, 1999.

         Consolidated  Statements of  Stockholders'  Equity - Fiscal years ended February 3, 2001,  January 29, 2000 and January 30, 1999.

         Consolidated  Statements of Cash Flows - Fiscal years ended February 3, 2001,  January 29, 2000 and January
         30, 1999.

         Notes to  Consolidated  Financial  Statements - Fiscal years ended  February 3, 2001,  January 29, 2000 and
         January 30, 1999.

         (a)(2)  Financial Statement Schedules
                 -----------------------------

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

         (a)(3)  Exhibits and Management Compensatory Plans
                 ------------------------------------------
Exhibits
         The following exhibits are filed pursuant to Item 14(c):

   Number                                                    Description
   -----                                                     -----------
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
*10(c)         Corporate  Officers  Non-Qualified  Pension Plan (Exhibit  10(c) to Form 10-K for the fiscal year ended
               January 29, 1994 in 1-6140).
*10(d)         Senior  Management  Cash Bonus Plan  (Exhibit  10(d) to Form 10-K for the fiscal year ended January 28,
               1995 in 1-6140).
10(e)          2000 Incentive and Nonqualified Stock Option Plan.
12             Statement re:  Computation of Ratio of Earnings to Fixed Charges.
13             Incorporated portions of the Annual Stockholders Report for the fiscal year ended February 3, 2001.
18             Letter re:  Change in Accounting Principles
21             Subsidiaries of Registrant
23             Consent of Independent Auditors

*Incorporated by reference as indicated.

Management Compensatory Plans

to Item 14 (c):

         Retirement Contract of William Dillard dated March 8, 1997.
         1998 Incentive and Nonqualified Stock Option Plan.
         Corporate Officers Non-Qualified Pension Plan.
         Senior Management Cash Bonus Plan.
         2000 Incentive and NonQualified Stock Option Plan

(b)      Reports on Form 8-K filed during the fourth quarter:
         ----------------------------------------------------

              None

         (c )  Exhibits
               --------

                 See the response to Item 14(a) (3).

(c)      Financial Statement schedules:
         -----------------------------

              See the response to Item 14(a)(2).

              SIGNATURES
              ----------

Pursuant
to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Dillard's, Inc.
                                                            Registrant

              Date:  May 4, 2001                            James I. Freeman
                                                            ----------------
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

             William Dillard                                    Drue Corbusier
             ----------------                                   --------------
             William Dillard                                    Drue Corbusier
             Chairman                                           Executive Vice President and Director

             Calvin N. Clyde, Jr.                               Robert C. Connor
             --------------------                               ----------------
             Calvin N. Clyde, Jr.                               Robert C. Connor
             Director                                           Director

             Will D. Davis                                      Alex Dillard
             -------------                                      ------------
             Will D. Davis                                      Alex Dillard
             Director                                           President and Director

             Mike Dillard                                       William Dillard II
             ------------                                       ------------------
             Mike Dillard                                       William Dillard II
             Executive Vice President                           Chief Executive Officer and Director
             and Director                                       (Principal Executive Officer)

             James I. Freeman                                   William H. Sutton
             ----------------                                   -----------------
             James I. Freeman                                   William H. Sutton
             Senior Vice President and Chief                    Director
             Financial Officer and Director

             John Paul Hammerschmidt                            John H. Johnson
             -----------------------                            ---------------
             John Paul Hammerschmidt                            John H. Johnson
             Director                                           Director

             Date:   May 4, 2001

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Dillard's, Inc.
Little Rock, Arkansas

We have audited the consolidated  financial  statements of Dillard's,  Inc. and  subsidiaries  (the "Company") as of
February 3, 2001 and January 29,  2000,  and for each of the three years in the period ended  February 3, 2001,  and have  issued our report  thereon  dated  March 7,  2001;  which  consolidated  financial  statements  and report are included in your 2000 Annual  Report to  Stockholders  and are  incorporated  herein by  reference.  Our audits also included the consolidated  financial  statement  schedule of Dillard's,  Inc. and  subsidiaries,  listed in item 14.
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

DELOITTE & TOUCHE LLP

New York, New York
March 21, 2001

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DILLARD’S, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

            Column A                  Column B        Column C        Column D          Column E        Column F

                                                              Additions
                                                    -------------------------------
                                     Balance at      Charged to      Charged to                        Balance at
                                    Beginning of      Costs and         Other                            End of
           Description                 Period         Expenses      Accounts (1)     Deductions (2)      Period
---------------------------------- ---------------- -------------- ---------------- ----------------- -------------

Allowance for losses on accounts receivable:

Year Ended February 3, 2001                $32,533        $83,277            $   -           $83,570       $32,240

Year Ended January 29, 2000                 37,487         88,154                -            93,108        32,533

Year Ended January 30, 1999                 27,809         62,766           17,854            70,942        37,487

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
*10(c)         Corporate  Officers  Non-Qualified  Pension Plan (Exhibit  10(c) to Form 10-K for the fiscal year ended
               January 29, 1994 in 1-6140).
*10(d)         Senior  Management  Cash Bonus Plan  (Exhibit  10(d) to Form 10-K for the fiscal year ended January 28,
               1995 in 1-6140).
10(e)          2000 Incentive and Nonqualified Stock Option Plan.
12             Statement re:  Computation of Ratio of Earnings to Fixed Charges.
13             Incorporated portions of the Annual Stockholders Report for the fiscal year ended February 3, 2001.
18             Letter re:  Change in Accounting Principles
21             Subsidiaries of Registrant
23             Consent of Independent Auditors

*Incorporated by reference as indicated.