Form 10-Q
period 2001-05-05
DILLARDS INC
filed 2001-06-19
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

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

                                   CLASS A COMMON STOCK as of May 5, 2001     79,989,071
                                   CLASS B COMMON STOCK as of May 5, 2001      4,010,929

Index

DILLARD'S, INC.

Page

Part I. Financial Information

Number

Item 1.  Financial Statements (Unaudited):
             Consolidated Balance Sheets as of May 5, 2001, February 3, 2001 and April 29, 2000                    3
             Consolidated Statements of Operations and Retained Earnings for the Three and Twelve
                 Month Periods Ended May 5, 2001 and April 29, 2000                                                4
             Consolidated Statements of Cash Flows for the Three Months Ended May 5, 2001
                 and April 29, 2000                                                                                5
             Notes to Consolidated Financial Statements                                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                           8

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                           11

Part II. Other Information

Item 1.       Legal Proceedings                                                                                   11

Item 2.       Changes in Securities and Use of Proceeds                                                           11

Item 3.       Defaults Upon Senior Securities                                                                     11

Item 4.       Submissions of Matters to a Vote of Security Holders                                                12

Item 5.       Other Information                                                                                   12

Item 6.       Exhibits and Reports on Form 8-K                                                                    12

Signatures                                                                                                        12

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                                     May 5,        February 3,       April 29,
                                                                      2001             2001            2000
                                                                 -------------------------------------------------
Assets                                                                                              (Restated)
Current Assets:
  Cash and cash equivalents                                         $   260,105      $   193,980     $   246,277
  Accounts receivable, net                                              882,616          979,241         997,403
  Merchandise inventories                                             2,126,225        1,616,186       2,260,537
  Other current assets                                                   35,968           53,541          61,875
                                                                 -------------------------------------------------

    Total current assets                                              3,304,914        2,842,948       3,566,092

Property and Equipment, net                                           3,492,298        3,508,331       3,598,622
Goodwill, net                                                           581,248          585,149         606,216
Other Assets                                                            271,029          262,881         273,596
                                                                 -------------------------------------------------

Total Assets                                                        $ 7,649,489      $ 7,199,309     $ 8,044,526
                                                                 =================================================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                       $ 1,140,823      $   647,843     $ 1,059,091
  Federal and state income taxes                                          5,940           17,573          27,715
  Current portion of long-term debt                                     208,262          208,918         108,049
  Current portion of capital lease obligations                            2,336            2,363           2,522
                                                                 -------------------------------------------------

    Total current liabilities                                         1,357,361          876,697       1,197,377

Long-term Debt                                                        2,333,405        2,374,124       2,892,682
Capital Lease Obligations                                                21,927           22,453          24,081
Other liabilities                                                       129,061          125,988         121,541
Deferred Income Taxes                                                   638,604          638,648         604,223
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                     531,579          531,579         531,579

Stockholders' Equity:
  Common stock                                                            1,156            1,156           1,155
  Additional paid-in capital                                            696,412          696,879         695,507
  Retained earnings                                                   2,584,600        2,558,933       2,501,255
  Less treasury stock                                                  (644,616)        (627,148)       (524,874)
                                                                 -------------------------------------------------

    Total stockholders' equity                                        2,637,552        2,629,820       2,673,043
                                                                 -------------------------------------------------

Total Liabilities and Stockholders' Equity                          $ 7,649,489      $ 7,199,309     $ 8,044,526
                                                                 =================================================

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                                                  Three Months Ended            Twelve Months Ended
                                                             ------------------------------ ----------------------------
                                                                May 5,        April 29,        May 5,        April 29,
                                                                 2001            2000           2001           2000
                                                             -------------  --------------- -------------- --------------
                                                                              (Restated)                      (Restated)
Net Sales                                                     $1,920,309       $2,082,577     $8,404,292     $8,639,219
Service Charges, Interest and Other                               57,276           63,171        245,330        242,829
                                                             -------------  --------------- -------------- --------------
                                                               1,977,585        2,145,748      8,649,622      8,882,048

Costs and Expenses:
  Cost of sales                                                1,253,007        1,369,195      5,685,959      5,738,908
  Advertising, selling, administrative
      and general expenses                                       541,531          536,359      2,224,990      2,204,343
  Depreciation and amortization                                   77,195           75,976        304,417        295,660
  Rentals                                                         15,798           16,106         75,735         75,494
  Interest and debt expense                                       48,185           58,726        213,782        232,575
  Impairment charges                                                   -                -         51,396         69,708
                                                             -------------  --------------- -------------- --------------

                                                               1,935,716        2,056,362      8,556,279      8,616,688
                                                             -------------  --------------- -------------- --------------

Income Before Income Taxes                                        41,869           89,386         93,343        265,360
Income Taxes                                                      16,035           33,965         26,100        113,155
                                                             -------------  --------------- -------------- --------------
Income Before Extraordinary Item
  and Accounting Change                                            25,834          55,421          67,243        152,205
Extraordinary gain on the extinguishment
  of debt, net of income taxes                                      3,159                -         30,470              -
Cumulative effect of accounting change, net of income taxes             -        (129,991)              -      (129,991)
                                                             -------------  --------------- -------------- --------------
Net Income (loss)                                                 28,993         (74,570)         97,713         22,214

Retained Earnings at Beginning
  of the Period                                                2,558,933        2,579,567      2,501,254      2,495,461
                                                             -------------  --------------- -------------- --------------
                                                               2,587,926        2,504,997      2,598,967      2,517,675
Cash Dividends Declared                                           (3,326)          (3,742)       (14,367)       (16,420)
                                                             -------------  --------------- -------------- --------------
Retained Earnings at End of Period                            $2,584,600       $2,501,255    $ 2,584,600     $2,501,255
                                                             =============  =============== ============== ==============

Basic and Diluted Earnings per share:
  Income Before Extraordinary Item and Accounting Change            $0.30           $ 0.58          $0.76          $1.48
  Extraordinary Gain                                                 0.04                -           0.34              -
  Cumulative Effect of Accounting Change                                -           (1.36)              -         (1.26)
                                                             -------------  --------------- -------------- --------------
  Net Income (loss)                                                 $0.34          $(0.78)          $1.10          $0.22
                                                             =============  =============== ============== ==============

Cash Dividends Declared Per
  Common Share                                                      $0.04            $0.04          $0.16          $0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                                 Three Months Ended
                                                                          --------------------------------

                                                                             May 5,          April 29,
                                                                              2001              2000
                                                                          --------------   ---------------
                                                                                             (Restated)
Operating Activities:
Net income (loss)                                                           $   28,993      $   (74,570)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                               77,891            76,701
    Extraordinary gain on extinguishment of debt, net of taxes                  (3,159)                 -
    Cumulative effect of accounting change                                            -           129,991
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable, net                                96,625           107,522
      Increase in merchandise inventories and other current assets            (492,466)         (405,444)
      Increase in other assets                                                  (8,845)           (9,213)
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                     482,134           361,738
                                                                          --------------   ---------------

Net cash provided by operating activities                                      181,173           186,725

Investing Activities:
  Purchases of property and equipment                                          (57,260)          (51,443)
                                                                          --------------   ---------------

Net cash used in investing activities                                          (57,260)          (51,443)

Financing Activities:
  Principal payments on long-term debt and capital lease obligations           (36,994)           (2,504)
  Cash dividends paid                                                           (3,326)           (3,743)
  Purchase of treasury stock                                                   (17,468)          (81,479)
                                                                          --------------   ---------------

Net cash used in financing activities                                          (57,788)          (87,726)

Increase in Cash and Cash Equivalents                                           66,125            47,556
Cash and Cash Equivalents, Beginning of Period                                 193,980           198,721
                                                                          --------------   ---------------

Cash and Cash Equivalents, End of Period                                     $  260,105       $  246,277
                                                                          ==============   ===============

See notes to consolidated financial statements.

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 5, 2001

Note 1. Basis of Presentation

         The accompanying unaudited  consolidated financial statements of Dillard's,  Inc. (the "Company") have been prepared in  accordance  with  accounting  principles  generally  accepted in the United States for interim financial  information  and  with  the  instructions  to  Form  10-Q  and  Article  10 of  Regulation  S-X.
         Accordingly,  they do not include all of the  information and footnotes  required by accounting  principles generally  accepted in the United States for complete  financial  statements.  In accordance  with Emerging
         Issues Task Force  ("EITF")  Issue  00-10,  "Accounting  for  Shipping  and  Handling  Fees and Costs," the
         Company has  reclassified  shipping and handling  reimbursements  to Other Income for all periods.  Certain prior period balances have been  reclassified to conform with current period  presentation.  In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation  have been  included.  Operating  results for the three and twelve month  periods ended May 5,
         2001 are not  necessarily  indicative  of the  results  that may be  expected  for the fiscal  year  ending
         February  2, 2002 due to the  seasonal  nature  of the  business.  For  further  information,  refer to the consolidated  financial  statements and footnotes  thereto  included in the Company's annual report on Form
         10-K for the fiscal year ended February 3, 2001.

Note 2. Earnings Per Share Data

         The  following  table sets forth the  computation  of basic and diluted  earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

                                                                 Three Months Ended           Twelve Months Ended
                                                                 May 5,     April 29,         May 5,     April 29,
                                                                  2001        2000             2001        2000
                                                               ------------------------     ------------------------

Basic:

  Earnings before extraordinary item and accounting change         $25,834    $ 55,421          $67,243    $152,205
  Extraordinary gain                                                 3,159           -           30,470           -
  Cumulative effect of accounting change                                 -   (129,991)                -   (129,991)
                                                               ------------------------     ------------------------
   Net Income (loss)                                                 28,993    (74,570)           97,713      22,214
                                                               ========================     ========================
   Net earnings (loss) available for
    per-share calculations                                         $28,993  $ (74,570)          $97,713    $ 22,214
                                                               ========================     ========================

  Average shares of common stock outstanding                        84,834      95,648           88,468     102,646
                                                               ========================     ========================

Per Share of Common Stock
  Earnings before extraordinary item and accounting change          $  .30     $   .58           $  .76      $ 1.48
  Extraordinary gain                                                   .04           -              .34           -
  Cumulative effect of accounting change                                 -      (1.36)                -      (1.26)
                                                               ------------------------     ------------------------
   Net Income (loss)                                                $  .34    $  (.78)           $ 1.10      $  .22
                                                               ========================     ========================

                                                                 Three Months Ended          Twelve Months Ended
                                                                 May 5,    April 29,         May 5,     April 29,
                                                                  2001        2000            2001        2000
                                                               -----------------------     ------------------------

Diluted:

  Earnings before extraordinary item and accounting change         $25,834   $ 55,421          $67,243   $ 152,205
  Extraordinary gain                                                 3,159          -           30,470           -
  Cumulative effect of accounting change                                 -  (129,991)                -   (129,991)
                                                               -----------------------     ------------------------
   Net Income (loss)                                                 28,993   (74,570)           97,713      22,214
                                                               =======================     ========================
   Net earnings (loss) available for
    per-share calculations                                         $28,993  $(74,570)          $97,713     $22,214
                                                               =======================     ========================

  Average shares of common stock outstanding                        85,444     95,648           88,648     102,788
                                                               =======================     ========================

Per Share of Common Stock
  Earnings before extraordinary item and accounting change          $  .30     $  .58           $  .76      $ 1.48
  Extraordinary gain                                                   .04          -              .34           -
  Cumulative effect of accounting change                                 -     (1.36)                -      (1.26)
                                                               -----------------------     ------------------------
   Net Income (loss)                                                 $  .34   $ ( .78)           $ 1.10      $  .22
                                                               =======================     ========================

         Options to purchase  6,961,233 and 10,052,189  shares of Class A common stock at prices ranging from $18.13 to $40.22  per  share  were  outstanding  at May 5,  2001and  April 29,  2000,  respectively,  but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3. Common Stock and Note Repurchase

         During the  quarter  ended May 5, 2001,  the Company  repurchased  approximately  $17.5  million of Class A
         Common Stock, representing approximately 1,040,000 shares at an average price of $16.78 per share.

         During the quarter ended May 5, 2001, the Company  repurchased  $30.9 million of its outstanding  unsecured notes prior to their related  maturity  dates.  Interest rates on the  repurchased  securities  ranged from
         6.4% to 8.2%.  Maturity  dates  ranged  from 2003 to 2023.  In  connection  with  these  transactions,  the
         Company  recorded after tax  extraordinary  gains during the quarter ended May 5, 2001 of $3.2 million (net of income taxes of $1.7 million).

Note 4. Derivative Instruments

         During the first quarter of fiscal 2001, the Company adopted Statements of Financial  Accounting  Standards
         No. 133 and 138,  "Accounting for Derivative  Instruments and Hedging  Activities" (SFAS 133 and SFAS 138).
         SFAS 133  established  accounting and reporting  standards for derivative  instruments,  including  certain derivative  instruments embedded in other contracts,  and for hedging activities requiring all companies to recognize  derivatives as either assets or  liabilities in the statement of financial  position and measure those  instruments  at fair value.  SFAS 138 is an amendment to SFAS 133,  which  modified  certain  issues discussed  in SFAS  133.  Implementation  of SFAS 133 and SFAS 138 did not have a  material  impact  on the
         Company's statement of financial position, results of operations or cash flows.

Note 5. Accounting Change

Effective  the beginning of fiscal 2000,  the Company  changed its method of accounting  for  inventories  under the retail inventory method. The change  principally  relates to the Company's  accounting for allowances  received from vendors,  from recording such allowances  directly as a reduction to cost of sales to recording such allowances as a reduction to  inventoriable  product cost. The  cumulative  effect of this  accounting  change reduced net income by
$130  million  after taxes (of $73.1  million) or $1.36 per share for the quarter  ended April 29,  2000.  Financial statements  for the quarter  ended  April 29, 2000 have been  restated  to reflect  this change in  accordance  with
Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements".

ITEM 2. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results of Operations

The following  table sets forth the results of operations,  expressed as a percentage of net sales,  for the periods indicated:

                                           Three Months Ended            Twelve Months Ended
                                          May 5,       April 29,         May 5,      April 29,
                                           2001          2000             2001          2000
                                        -----------   ------------     -----------   -----------

Net sales                                    100.0%       100.0%        100.0%      100.0%
Cost of sales                                 65.2           65.7            67.7          66.4
                                        -----------   ------------     -----------   -----------

Gross profit                                  34.8           34.3            32.3          33.6

Advertising, selling, administrative
  and general expenses                        28.2           25.8            26.5          25.5
Depreciation and amortization                  4.0            3.6             3.6           3.4
Rentals                                        0.9            0.8             0.9           0.9
Interest and debt expense                      2.5            2.8             2.5           2.7
Impairment charges                               -              -             0.6           0.8
                                        -----------   ------------     -----------   -----------

     Total operating expenses                 35.6           33.0            34.1          33.3
Service charges, interest and other            3.0            3.0             2.9           2.8
                                        -----------   ------------     -----------   -----------

Income before income taxes                     2.2            4.3             1.1           3.1
Income taxes                                   0.9            1.6             0.3           1.3
                                        -----------   ------------     -----------   -----------

Income before extraordinary item
  and accounting change                                       2.7             0.8           1.8
                                               1.3
Extraordinary gain                             0.2              -             0.4             -
Cumulative effect of accounting change           -          (6.3)               -         (1.5)
                                        -----------   ------------     -----------   -----------
 Net income (loss)                             1.5%       (3.6)  %          1.2%        0.3%
                                        ===========   ============     ===========   ===========

Net Sales

Net sales  decreased  8% on both a total and  comparable  store basis for the three month  period ended May 5, 2001, compared to the three month period ended April 29, 2000.  Sales declined in all  merchandising  categories  with the weakest  performing  categories  being  children's  clothing,  men's clothing and home sales which all declined 11%.
Net sales  decreased 3% for the twelve month  period  ended May 5, 2001  compared to the same period in 2000.  These decreases were primarily due to decreases in comparable store sales.

Cost of Sales

Cost of sales,  as a percent of net sales,  was 65.2%% and 67.7% for the three and twelve month periods ended May 5,
2001 compared to 65.7% and 66.4% for the three and twelve month  periods  ended April 29, 2000.  The reduction of 50 basis  points  in cost of sales  for the three  months  ended  May 5,  2001,  is  attributable  to recent  inventory reduction  measures  and the ongoing  execution  of key  merchandising  initiatives  including  greater  emphasis on private brand merchandise.

Comparable store inventories decreased 6% over last year's first quarter levels.

Advertising, Selling, Administrative and General Expenses

Advertising,  selling,  administrative  and general expenses ("SG&A  expenses"),  as a percentage of net sales, were
28.2% and  26.5%  for the three and  twelve  month  periods  ended May 5, 2001  compared  to 25.8% and 25.5% for the comparable 2000 periods.

The increase in SG&A  expenses,  as a percent of net sales,  is  attributable  to higher  advertising  and insurance costs as well as lower than planned sales that negatively impacted the Company's leverage of fixed SGamp;A expenses.

Depreciation and Amortization Expense

Depreciation  and  amortization  expense  increased  $1.2  million and $8.7  million for the three and twelve  month periods ended May 5, 2001 compared to similar periods in 2000, due primarily to new asset additions.

Rentals

Rental  expense,  as a percent of net sales,  remained  relatively flat for the three and twelve month periods ended
May 5, 2001 at .9% and .9%,  respectively,  compared to .8% and .9%,  respectively,  for the three and twelve  month periods ended April 29, 2000.

Interest and Debt Expense

Interest and debt expense for the three  months  ended May 5, 2001  decreased to $48.2  million or 2.5% of net sales compared to $58.7  million or 2.8% of net sales for the three  months ended April 29,  2000.  This  reduction is due primarily  to a decrease of  approximately  $440  million in the  average  amount of  outstanding  debt in the first quarter of 2001  compared to the first  quarter of 2000 and to a reduction  in short term  interest  rates from last year's first quarter.

Interest  and debt  expense,  as a percent of net  sales,  was 2.5% in the twelve  month  period  ended May 5, 2001, compared to 2.7% in the similar period in 2000.

Service Charges, Interest and Other Income

Service  charges,  interest and other income for the three months  ended May 5,  2001decreased  to $57.3  million or
3.0% of net sales  compared to $63.2  million or 3.0% of net sales for the three months  ended April 29, 2000.  This decrease is due to a $120 million  decrease in the average  amount of outstanding  accounts  receivable in the first quarter of 2001 compared to the first quarter of 2000.

Income Taxes

The actual  federal and state  income tax rates for the three month  period ended May 5, 2001 and April 29, 2000 was
36% and 37%,  exclusive of the nondeductible  goodwill  amortization.  The Company's actual federal and state income tax rate (exclusive of the effect of  nondeductible  goodwill  amortization)  was reduced from 37% in fiscal 1999 to
36% in fiscal 2000.  The effect of these  reduced  rates on the  Company's  deferred  income taxes was to reduce the income tax provision by $16 million for the twelve month period ended May 5, 2001.

Accounting Change

Effective  the beginning of fiscal 2000,  the Company  changed its method of accounting  for  inventories  under the retail inventory method. The change  principally  relates to the Company's  accounting for allowances  received from vendors,  from recording such allowances  directly as a reduction to cost of sales to recording such allowances as a reduction to  inventoriable  product cost. The  cumulative  effect of this  accounting  change reduced net income by
$130  million  after taxes (of $73.1  million) or $1.36 per share for the quarter  ended April 29,  2000.  Financial statements  for the quarter  ended  April 29, 2000 have been  restated  to reflect  this change in  accordance  with
Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements".

Financial Condition

Cash provided by operating  activities  totaled  $181.2 million and $186.7 million for the three months ended May 5,
2001 and April 29, 2000, respectively.

The Company  invested  $57.3  million in capital  expenditures  for the three months  ended May 5, 2001  compared to
$51.4 million for the three months ended April 29, 2000.

During the three  months  ended May 5 2001,  the Company  opened two new stores,  the Valley  Hills Mall in Hickory,
North  Carolina  and  the  Westfield  Shopping  Town  Independence  in  Wilmington,   North  Carolina.  The  Company
anticipates  opening an additional five new stores in 2001,  resulting in an addition of approximately  1.08 million square feet of retail space. In addition,  the Company is embarking on major expansions at three  additional  stores totaling  202,000  square  feet.  During the  quarter  ended May 5, 2001,  the  Company  purchased  four ZCMI stores totaling 349,000 square feet and acquired eight former Montgomery Ward store locations.

Cash used in financing  activities  for the three months ended May 5, 2001 totaled $57.8  million  compared to $87.7 million for the three  months  ended April 29,  2000.  During the three months ended May 5, 2001 and April 29, 2000, the Company reduced its level of outstanding debt by $41.4 million and $2.5 million, respectively.

During the three months ended May 5, 2001,  the Company has  repurchased  approximately  1.0 million  Class A Common
Shares for approximately $17.5 million under its existing $200 million share repurchase authorization.

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

New Accounting Standards

In June 1998,  Statement of Financial  Accounting  Standards No. 133,  "Accounting  for Derivative  Instruments  and
Hedging  Activities"  ("SFAS 133") was issued. In June 2000,  Statement of Financial  Accounting  Standards No. 138,
"Accounting  for Certain  Derivative  Instruments  and Hedging  Activities,  an Amendment of FASB Statement No. 133"
("SFAS  138") was  issued.  SFAS 133 and SFAS 138 address  the  accounting  for  derivative  instruments,  including certain derivative  instruments  embedded in other contracts,  and hedging activities.  The Company adopted SFAS 133 and SFAS 138 in the first  quarter of 2001.  The  adoption  of SFAS 133 and SFAS 138 did not have a material  effect on the financial position or results of operations.

Forward-Looking Information

Statements in the  Management's  Discussion  and Analysis of Financial  Condition and Results of Operations  include certain "forward-looking  statements",  including (without limitation) statements with respect to anticipated future operating  and  financial  performance,  growth  and  acquisition  opportunities  and other  similar  forecasts  and statements  of  expectation.  Words such as  "expects,"  "anticipates,"  "intends,"  "plans,"  "believes,"  "seeks,"
"estimates,"  and "should" and  variations of these words and similar  expressions,  are intended to identify  these forward-looking  statements.  The Company cautions that forward-looking  statements,  as such term is defined in the
Private  Securities  Litigation  Reform  Act of 1995,  contained  in this  quarterly  report on Form 10-Q or made by management  are  based  on  estimates,  projections,  beliefs  and  assumptions  of  management  at the time of such statements and are not guarantees of future  performance.  The Company  disclaims any obligation to update or revise any  forward-looking  statements  based on the  occurrence  of future  events,  the receipt of new  information,  or otherwise.  Forward-looking  statements  of the Company  involve risks and  uncertainties  and are subject to change based on various  important  factors.  Actual future  performance,  outcomes and results may differ  materially from those  expressed in  forward-looking  statements  made by the Company and its  management as a result of a number of risks,  uncertainties  and  assumptions.  Representative  examples of those  factors  (without  limitation)  include general  industry  and  economic  conditions;  economic and weather  conditions  for regions in which the  Company's stores are located and the effect of these  factors on the buying  patterns of the Company's  customers;  changes in consumer  spending  patterns and debt levels;  trends in personal  bankruptcies;  the impact of  competitive  market factors and other economic and demographic  changes of similar or dissimilar nature;  changes in operating expenses, including employee wages,  commissions  structures and related benefits;  the continued availability of financing in amounts and at the terms necessary to support the Company's future business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the three  months ended May 5, 2001,  the Company  repurchased  $30.9  million of its  outstanding  unsecured notes prior to their related  maturity  dates.  Interest  rates on the  repurchased  securities  ranged from 6.4% to
8.2%.  Maturity dates ranged from 2003 to 2023.

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

    Three Months Ended                                     Fiscal Year Ended
----------------------------  ----------------------------------------------------------------------------

   May 5,        April 29,    February 3,     January 29,    January 30,     January 31,     February 1,
    2001           2000          2001*           2000            1999           1998            1997
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    1.75           2.35           1.54           2.04            1.97           3.69            3.61
==============  ============  =============  ============== =============== ==============  ==============

*  53 week year.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit (12): Statement re:  Computation of Earnings to Fixed Charges

(b)      Reports of Form 8-K filed during the first  quarter:  Restatement  of quarterly  results for the year ended
         February 3, 2001, dated March 21, 2001.

SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      DILLARD'S Inc.
                                                                      (Registrant)

Date:  June 19, 2001                                                  /s/ James I. Freeman
                                                                      James I. Freeman
                                                                      Senior Vice-President & Chief Financial Officer
                                                                      (Principal Financial and Accounting Officer)