Form 10-Q
period 2001-08-04
DILLARDS INC
filed 2001-09-17
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS A COMMON STOCK as of  August 4, 2001           79,697,319
                  CLASS B COMMON STOCK as of  August 4, 2001            4,010,929

Index

DILLARD'S, INC.

                                                                                                           Page
                                                                                                           Number

Part I. Financial Information

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of August 4, 2001, February 3, 2001 and July 29, 2000.                3

         Consolidated Statements of Operations and Retained Earnings for the Three, Six and
              Twelve Month Periods Ended August 4, 2001 and July 29, 2000.                                    4

         Consolidated Statements of Cash Flows for the Six Months Ended August 4, 2001 and
              July 29, 2000.                                                                                  5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           12

Part II. Other Information

Item 1.  Legal Proceedings.                                                                                   13

Item 2.  Changes in Securities and Use of Proceeds.                                                           13

Item 3.  Defaults Upon Senior Securities.                                                                     13

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 13

Item 5.  Other Information.                                                                                   14

Item 6.  Exhibits and Reports on Form 8-K.                                                                    14

Signatures                                                                                                    14

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                                    August 4,      February 3,       July 29,
                                                                      2001            2001             2000
                                                                 -------------------------------- ----------------

Assets                                                                                                 (Restated)
Current Assets:
  Cash and cash equivalents                                           $   53,231      $  193,980        $ 284,066
  Trade accounts receivable, net                                         860,243         979,241          918,624
  Merchandise inventories                                              1,832,829       1,616,186        1,947,985
  Other current assets                                                    43,018          53,541           54,608
                                                                 -------------------------------- ----------------

    Total current assets                                               2,789,321       2,842,948        3,205,283

Property and equipment, net                                            3,502,165       3,508,331        3,577,809
Goodwill, net                                                            577,347         585,149          602,251
Other assets                                                             261,757         262,881          277,954
                                                                 -------------------------------- ----------------

Total Assets                                                          $7,130,590     $ 7,199,309       $7,663,297
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                          $ 801,438      $  647,843        $ 768,634
  Federal and state income taxes                                           3,518          17,573           29,771
  Current portion of long-term debt                                      208,262         208,918          208,049
  Current portion of capital lease obligations                             2,353           2,363            2,491
                                                                 -------------------------------- ----------------

    Total current liabilities                                          1,015,571         876,697        1,008,945

Long-term debt                                                         2,200,139       2,374,124        2,725,447
Capital lease obligations                                                 21,342          22,453           23,530
Other liabilities                                                        126,150         125,988          117,841
Deferred income taxes                                                    624,797         638,648          603,378
Guaranteed preferred beneficial interests in the
  company's subordinated debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,157           1,156            1,155
  Additional paid-in capital                                             696,409         696,879          695,507
  Retained earnings                                                    2,562,919       2,558,933        2,503,263
  Less treasury stock                                                  (649,473)       (627,148)        (547,348)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,611,012       2,629,820        2,652,577
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $7,130,590      $7,199,309       $7,663,297
                                                                 ================================ ================

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                              Three Months Ended             Six Months Ended           Twelve Months Ended
                                         ------------------------------ --------------------------- ----------------------------
                                           August 4,       July 29,      August 4,      July 29,     August 4,       July 29,
                                              2001           2000           2001          2000          2001           2000
                                         --------------- -------------- ------------- ------------- -------------  -------------
                                                            (Restated)                  (Restated)                   (Restated)
Net sales                                    $1,828,304     $1,843,363    $3,748,613    $3,925,940    $8,389,233     $8,592,791
Service charges, interest and other              57,259         58,705       114,535       121,876       243,884        240,201
                                         --------------- -------------- ------------- ------------- -------------  -------------

                                              1,885,563      1,902,068     3,863,148     4,047,816     8,633,117      8,832,992
Costs and Expenses:
  Cost of sales                               1,238,370      1,227,837     2,491,377     2,597,032     5,696,492      5,743,251
  Advertising, selling, administrative
      and general expenses                      537,941        522,648     1,079,472     1,059,006     2,240,284      2,203,528
  Depreciation and amortization                  76,840         75,701       154,035       151,677       305,556        298,658
  Rentals                                        15,785         16,090        31,583        32,196        75,430         75,911
  Interest and debt expense                      47,965         57,595        96,150       116,322       204,151        232,770
  Impairment charges                              2,000              -         2,000             -        53,396         69,708
                                         --------------- -------------- ------------- ------------- -------------  -------------

                                              1,918,901      1,899,871     3,854,617     3,956,233     8,575,309      8,623,826
                                         --------------- -------------- ------------- ------------- -------------  -------------

Income (loss) before income taxes              (33,338)          2,197         8,531        91,583        57,808        209,166
Income taxes                                   (12,770)            835         3,265        34,800        12,495         91,805
                                         --------------- -------------- ------------- ------------- -------------  -------------
Income (loss) before extraordinary item        (20,568)          1,362         5,266        56,783        45,313        117,361
  and accounting change
Extraordinary gain on the extinguishment
  of debt, net of income taxes                    1,963          4,391         5,122         4,391        28,042          4,391
Cumulative effect of accounting change,
  net of income taxes                                 -              -             -     (129,991)             -      (129,991)
                                         --------------- -------------- ------------- ------------- -------------  -------------
Net income (loss)                              (18,605)          5,753        10,388      (68,817)        73,355        (8,239)
Retained Earnings at Beginning
  of the Period                               2,584,600      2,501,255     2,558,933     2,579,567     2,503,263      2,527,366
                                         --------------- -------------- ------------- ------------- -------------  -------------

                                              2,565,995      2,507,008     2,569,321     2,510,750     2,576,618      2,519,127
Cash Dividends Declared                         (3,076)        (3,745)       (6,402)       (7,487)      (13,699)       (15,864)
                                         --------------- -------------- ------------- ------------- -------------  -------------
Retained Earnings at End of Period           $2,562,919     $2,503,263    $2,562,919    $2,503,263   $ 2,562,919    $ 2,503,263
                                         =============== ============== ============= ============= =============  =============

Basic and Diluted Earnings per share:
  Earnings (loss) before extraordinary
     item and accounting change                 $(0.24)          $0.01         $0.06         $0.60         $0.52          $1.19
  Extraordinary gain                               0.02           0.05          0.06          0.05          0.33           0.04
  Cumulative effect of accounting change              -              -             -        (1.38)             -         (1.31)
                                         --------------- -------------- ------------- ------------- -------------  -------------
  Net income (loss)                             $(0.22)          $0.06         $0.12       $(0.73)         $0.85        $(0.08)
                                         =============== ============== ============= ============= =============  =============

Cash Dividends Declared Per
  Common Share                                    $0.04          $0.04         $0.08         $0.08         $0.16          $0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                                 Six Months Ended
                                                                            ----------------------------
                                                                              August 4,       July 29,
                                                                               2001            2000
                                                                            ------------   -------------

                                                                                             (Restated)
Operating Activities:
Net income (loss)                                                              $ 10,388      $ (68,817)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                               155,477         153,105
    Extraordinary gain on extinguishment of debt, net of taxes                  (5,122)         (4,391)
    Cumulative effect of accounting change                                            -         129,991
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable, net                                118,998         186,301
      Increase in merchandise inventories and other current assets            (206,120)        (85,625)
      Increase in other assets                                                    (318)        (14,273)
      Increase in trade accounts payable and accrued expenses
        and income taxes                                                        122,528          66,101
                                                                            ------------   -------------
Net cash provided by operating activities                                       195,831         362,392

Investing Activities:
  Purchases of property and equipment                                         (140,067)       (102,367)
                                                                            ------------   -------------
Net cash used in investing activities                                         (140,067)       (102,367)

Financing Activities:
  Principal payments on long-term debt and capital lease obligations          (167,786)        (63,240)
  Cash dividends paid                                                           (6,402)         (7,487)
  Purchase of treasury stock                                                   (22,325)       (103,953)
                                                                            ------------   -------------
Net cash used in financing activities                                         (196,513)       (174,680)

(Decrease) increase in cash and cash equivalents                              (140,749)          85,345
Cash and cash equivalents, beginning of period                                  193,980         198,721
                                                                            ------------   -------------
Cash and cash equivalents, end of period                                       $ 53,231       $ 284,066
                                                                            ============   =============

See notes to consolidated financial statements.

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
August 4, 2001

Note 1. Basis of Presentation

         The  accompanying  unaudited  consolidated  financial  statements of Dillard's,  Inc.  (the  "Company")  have been prepared in accordance with generally accepted accounting  principles for interim financial  information and with the instructions to Form
         10-Q and Article 10 of Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by accounting  principles  generally  accepted  in the United  States for  complete  financial  statements.  In  accordance  with
         Emerging  Issues Task Force  ("EITF")  Issue 00-10,  "Accounting  for  Shipping and Handling  Fees and Costs," the Company has
         reclassified  shipping and handling  reimbursements  to Other Income for all periods.  Certain prior period balances have been reclassified  to conform with current  period  presentation.  In the opinion of  management,  all  adjustments  (consisting of normal  recurring  accruals)  considered  necessary for a fair  presentation  have been  included.  Operating  results for the three,  six and twelve month periods ended August 4, 2001 are not  necessarily  indicative of the results that may be expected for the fiscal year ending February 2, 2002, due to the seasonal  nature of the business.  For further  information,  refer to the  consolidated  financial  statements and footnotes  thereto  included in the Company's  annual report on Form 10-K for the fiscal year ended February 3, 2001.

Note 2. Earnings Per Share Data

         The following table sets forth the computation of basic and diluted  earnings per share ("EPS") for the periods  indicated (in thousands, except per share data).

                                              Three Months Ended        Six Months Ended         Twelve Months Ended
                                            -----------------------  ------------------------  -------------------------
                                             August 4,   July 29,     August 4,   July 29,      August 4,    July 29,
                                               2001        2000         2001        2000          2001         2000
                                            -----------------------  ------------------------  -------------------------

Basic:

  Earnings (loss) before extraordinary
     item and accounting change              $ (20,568)     $1,362        $5,266     $56,783       $45,313     $117,361
  Extraordinary gain                              1,963      4,391         5,122       4,391        28,042        4,391
  Cumulative effect of accounting change              -          -             -   (129,991)             -    (129,991)
                                            -----------------------  ------------------------  -------------------------
  Net earnings (loss) available for
    per-share calculations                   $ (18,605)     $5,753       $10,388   $(68,817)       $73,355    $ (8,239)
                                            =======================  ========================  =========================

  Average shares outstanding                     83,790     92,742        84,312      94,195        86,230       99,035
                                            =======================  ========================  =========================

  Earnings (loss) before extraordinary
     item and accounting change                $  (.24)      $ .01        $  .06      $  .60         $ .52       $ 1.19
  Extraordinary gain                                .02        .05           .06         .05           .33          .04
  Cumulative effect of accounting change              -          -             -      (1.38)             -       (1.31)
                                            -----------------------  ------------------------  -------------------------
  Net income (loss)                            $  (.22)      $ .06        $  .12     $ (.73)         $ .85      $ (.08)
                                            =======================  ========================  =========================

                                                Three Months Ended        Six Months Ended        Twelve Months Ended
                                              -----------------------  -----------------------  ------------------------
                                              August 4,   July 29,     August 4,   July 29,      August 4,    July 29,
                                                2001        2000         2001        2000           2001        2000
                                             -----------------------  -----------------------   ------------------------

Diluted:

 Earnings (loss) before extraordinary
     item and accounting change               $ (20,568)     $1,362        $5,266    $56,783         $45,313   $117,361
  Extraordinary gain                               1,963      4,391         5,122      4,391          28,042      4,391
  Cumulative effect of accounting change               -          -             -  (129,991)              -   (129,991)
                                             -----------------------  -----------------------   ------------------------
  Net earnings  (loss) available for
    per-share calculations                     $(18,605)     $5,753       $10,388  $(68,817)         $73,355   $(8,239)
                                             =======================  =======================   ========================

  Average shares outstanding                      83,790     92,742        84,312     94,195          86,230     99,035
  Stock options                                        -          -           538          -             297         13
                                             -----------------------  -----------------------   ------------------------
  Total average equivalent shares                 83,790     92,742        84,850     94,195          86,527     99,048
                                             =======================  =======================   ========================

  Earnings (loss) before extraordinary
    item and accounting change                  $  (.24)     $  .01        $  .06     $  .60           $ .52     $ 1.19
  Extraordinary gain                                 .02        .05           .06        .05             .33        .04
  Cumulative effect of accounting change               -          -             -     (1.38)               -     (1.31)
                                             -----------------------  -----------------------   ------------------------
  Net income (loss)                             $  (.22)     $  .06        $  .12   $  (.73)           $ .85    $ (.08)
                                             =======================  =======================   ========================

         Total stock options  outstanding  were  11,525,335  and  9,578,866 at August 4, 2001 and July 29, 2000.  Of these,  options to purchase  8,944,185  and  9,578,866  shares of Class A common  stock at prices  ranging  from  $18.13 to $40.22 per share were outstanding at August 4, 2001 and July 29, 2000,  respectively,  but were not included in the computation of diluted  earnings per share because they would be antidilutive.

Note 3. Common Stock Repurchase and Note Repurchase

         During  the  quarter  ended  August  4,  2001,  the  Company  repurchased  300,000  shares of Class A common  stock  valued at approximately $5 million.  For the six months ended August 4, 2001, the Company  repurchased  approximately 1.3 million shares of Class A common stock valued at approximately $22.3 million.

         During the quarter ended August 4, 2001, the Company  repurchased  $31.3 million of its  outstanding  unsecured notes prior to their  related  maturity  dates.  During the six months ended August 4, 2001,  the Company  repurchased  $62.1  million of its outstanding  unsecured  notes prior to their related  maturity  dates.  During the quarter  ended August 4, 2001,  the Company also  retired  $100  million of its 6.17% Reset Put  Securities  due August 1, 2011 prior to their  maturity  dates.  Interest rates on the  repurchased  securities  ranged from 6.17% to 9.1%.  Maturity dates ranged from 2002 to 2023. In connection with these  transactions,  the Company recorded after tax extraordinary  gains during the three and six months ended August 4, 2001 of $2.0 million (net of income taxes of $1.1 million) and $5.1 million (net of income taxes of $2.9 million), respectively.

Note 4. Accounting Change

         Effective  the  beginning  of fiscal 2000,  the Company  changed its method of  accounting  for  inventories  under the retail inventory  method.  The change  principally  relates to the Company's  accounting for allowances  received from vendors,  from recording  such  allowances  directly  as a  reduction  to cost of  sales to  recording  such  allowances  as a  reduction  to inventoriable  product cost. The cumulative  effect of this  accounting  change reduced net income by $130 million after taxes
         (of $73.1  million) or $1.38 per share for the six months ended July 29, 2000.  Financial  statements  for the three,  six and twelve  months  ended July 29, 2000 have been  restated to reflect  this change in  accordance  with  Statement  of  Financial
         Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements".

Note 5. New Accounting Pronouncements

         In June 2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued two new  pronouncements:  Statement of Financial
         Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

         SFAS No. 141 addresses  financial  accounting and reporting for business  combinations  and  supersedes APB No. 16,  "Business
         Combinations"  and FASB  Statement  No. 38,  "Accounting  for  Preacquisition  Contingencies  of Purchased  Enterprises".  All
         business  combinations  in the scope of this  Statement are to be accounted for using one method,  the purchase  method.  SFAS
         141 is effective as follows:  a) use of the  pooling-of-interest  method is  prohibited  for business  combinations  initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business  combinations  accounted for by the purchase method  that are  completed  after June 30,  2001 (that is, the date of  acquisition  is July 2001 or later).  The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

         SFAS No. 142 addresses  financial  accounting and reporting for acquired  goodwill and other intangible  assets and supersedes
         APB No. 17  "Intangible  Assets".  It changes the accounting for goodwill from an  amortization  method to an impairment  only approach.  SFAS No. 142 is effective for fiscal years beginning  after December 15, 2001 to all goodwill and other  intangible assets  recognized  in an  entity's  statement  of  financial  position  at that date,  regardless  of when those  assets were initially  recognized.  The  Company is  currently  evaluating  the  impact of  adopting  this  pronouncement  on its  current financial  statements.  Application  of the  nonamortization  provisions  of the  Statement is expected to result in an annual increase in net income of $15.6 million.

ITEM 2. Management's Discussion and Analysis of Financial
Condition And Results Of Operations

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                          Three Months Ended         Six Months Ended          Twelve Months Ended
                                        ------------------------  ------------------------   -------------------------
                                        August 4,     July 29,    August 4,     July 29,     August 4,      July 29,
                                           2001         2000         2001         2000          2001          2000
                                        -----------  -----------  -----------  -----------   -----------   -----------

Net sales                                    100.0%      100.0%      100.0%      100.0%       100.0%       100.0%
Cost of sales                                 67.7         66.6         66.5         66.2          67.9          66.8
                                        -----------  -----------  -----------  -----------   -----------   -----------
Gross profit                                  32.3         33.4         33.5         33.8          32.1          33.2

Advertising, selling, administrative
  and general expenses                        29.4         28.4         28.8         27.0          26.7          25.6
Depreciation and amortization                  4.2          4.1          4.1          3.8           3.6           3.5
Rentals                                        0.9          0.9          0.8          0.8           0.9           0.9
Interest and debt expense                      2.6          3.1          2.5          3.0           2.4           2.7
Impairment charges                             0.1            -          0.1            -           0.7           0.8
                                        -----------  -----------  -----------  -----------   -----------   -----------
     Total operating expenses                 37.2         36.5         36.3         34.6          34.3          33.5
Service charges, interest and other            3.1          3.2          3.1          3.1           2.9           2.8
                                        -----------  -----------  -----------  -----------   -----------   -----------

Income (loss) before income taxes            (1.8)          0.1          0.3          2.3           0.7           2.5
Income taxes                                 (0.7)          0.0          0.1          0.9           0.1           1.1
                                        -----------  -----------  -----------  -----------   -----------   -----------
Income (loss) before extraordinary
item and accounting change                   (1.1)          0.1          0.2          1.4           0.6           1.4
Extraordinary gain                             0.1          0.2          0.1          0.1           0.3             -
Cumulative effect of accounting change           -            -            -        (3.3)             -         (1.5)
                                        -----------  -----------  -----------  -----------   -----------   -----------
Net income (loss)                            (1.0) %        0.3%        0.3%      (1.8) %         0.9%       (0.1) %
                                        ===========  ===========  ===========  ===========   ===========   ===========

Net Sales

Net sales  decreased 1% and 5% for the three and six month  periods ended August 4, 2001,  respectively,  compared to the three and six month  periods ended July 29, 2000.  This decrease was primarily due to decreases in comparable  store sales of 1% and 5% for the three and six month periods ended August 4, 2001 compared to the same periods in 2000.  The weakest  performing  merchandise  categories  for the three month period were home and men's clothing,  which decreased 8% and 3%,  respectively.  Children's  clothing increased 12% for the three month period ended August 4, 2001.  Sales declined in all  merchandising  categories for the six month period ended August 4,
2001. The weakest performing  merchandise  categories were home and men's clothing,  which declined 9% and 7%, respectively.  Net sales declined 2% for the twelve month period ended August 4, 2001 compared to the same period in 2000.

Cost of Sales

Cost of sales,  as a  percentage  of net sales,  increased to 67.7% for the quarter  ended  August 4, 2001,  from 66.6% for the quarter ended July 29, 2000.  The increase in cost of sales as a percentage  of net sales was caused by two factors:  (1)  lackluster  consumer demand  and an  intense  competitive  environment  resulting  in  increased  promotional  activity  and  aggressive  markdowns  and (2)
management's  continuing  initiative  to control and reduce  inventory  levels in order to maintain  inventory  at the desired  levels.
Comparable store inventories decreased by 6% from last year's second quarter.

Cost of  sales,  as a  percentage  of net  sales,  for the six  months  ended  August 4,  2001 and July 29,  2000 was 66.5% and  66.2%,
respectively. Cost of sales for the twelve months ended August 4, 2001 and July 29, 2000 was 67.9% and 66.8%, respectively

Advertising, Selling, Administrative and General Expenses

Advertising,  Selling,  Administrative and General ("SG&A") expenses, as a percentage of net sales,  increased to 29.4% for the quarter ended August 4, 2001 from 28.4% for the quarter  ended July 29,  2000.  The increase in SG&A  expenses,  as a percent of net sales,  is due to a lack of sales leverage during the quarter and higher costs in payroll,  advertising,  utilities and insurance partially offset by lower bad debt expense compared with the prior year quarter.

The  comparable  relationship  between  SG&A  expenses  and net  sales for the six  months  ended  August  4,  2001 and July 29,  2000, respectively, was 28.8% and 27.0%, with the increase due to the factors discussed above.

Depreciation and Amortization Expense

Depreciation  and  amortization  expense,  as a percentage of net sales,  increased  for the three,  six and twelve month periods ended
August 4, 2001 compared to similar periods in 2000, due primarily to shorter  weighted  average lives of property and equipment in 2001 compared to 2000 and the reduced levels of sales in 2001 compared to 2000.

Rentals

Rental  expense,  as a percentage of net sales,  for the three,  six and twelve month periods ended August 4, 2001 was .9% .8% and .9%, respectively, compared to .9%, .8% and .9%, respectively, for the three, six and twelve month periods ended July 29, 2000.

Interest and Debt Expense

Interest and debt  expense,  as a percentage  of net sales,  was 2.6% and 2.5% for the three and six month periods ended August 4, 2001 compared  to 3.1% and 3.0% for three and six month  periods in 2000.  Interest  and debt  expense  was $48.0 and $96.2  million for the three and six month  periods  ended  August 4, 2001  compared  with $57.6 and $116.3  million  for the  similar  periods in 2000.  This reduction is due  primarily to a decrease of  approximately  $470 million in the average  amount of  outstanding  debt in the six month period of 2001 compared to the six month period in 2000 and to a reduction in short term interest rates from last year.

Interest and debt expense,  as a percentage of net sales,  decreased to 2.4% for the twelve month period ended August 4, 2001 from 2.7%
for the twelve month period ended July 29, 2000.

Service Charges, Interest and Other Income

Service  charges,  interest and other income,  as a percentage of net sales,  was 3.1% for the three months and six months ended August
4, 2001  compared to 3.2% and 3.1% for the three and six month  periods in 2000.  Service  charges,  interest  and other income for the three months  ended August 4, 2001  decreased  to $57.3  million from $58.7  million for the three months ended July 29, 2000.  Service charges,  interest and other income for the six months ended  August 4, 2001  decreased to $114.5  million from $121.9  million for the six months ended July 29, 2000.  This decrease is due to a decrease in the average amount of outstanding  accounts  receivables  during
2001 compared to 2000.

Income Taxes

The actual  federal and state  income tax rates for the three and six month  period  ended August 4, 2001 and July 29, 2000 was 36% and
37%,  respectively,  exclusive of the  nondeductible  goodwill  amortization.  The Company's  actual  federal and state income tax rate
(exclusive  of the effect of  nondeductible  goodwill  amortization)  was reduced  from 37% in fiscal 1999 to 36% in fiscal  2000.  The effect of these  reduced  rates on the  Company's  deferred  income taxes was to reduce the income tax provision by $16 million for the twelve month period ended August 4, 2001.

Accounting Change

Effective the  beginning of fiscal 2000,  the Company  changed its method of  accounting  for  inventories  under the retail  inventory method.  The change  principally  relates to the  Company's  accounting  for  allowances  received from vendors,  from  recording  such allowances  directly as a reduction to cost of sales to recording  such  allowances as a reduction to  inventoriable  product cost. The cumulative  effect of this  accounting  change reduced net income by $130 million after taxes (of $73.1 million) or $1.38 per share for the six months ended July 29, 2000.  Financial  statements for the three,  six and twelve months ended July 29, 2000 have been restated
to reflect this change in accordance with Statement of Financial  Accounting  Standards No. 3 "Reporting  Accounting Changes in Interim
Financial Statements".

Financial Condition

Cash provided by operating  activities  totaled  $195.8 million and $362.4 million for the six months ended August 4, 2001 and July 29,
2000,  respectively.  The decrease in cash  provided by operating  activities  is due  primarily  to a larger  increase in  merchandise inventories from the year end levels compared to the increase in 2000.

The Company  invested  $140.1  million in capital  expenditures  for the six months ended August 4, 2001 compared to $102.4 million for the six months ended July 29, 2000.

During the six months ended August 4, 2001,  the Company  opened three new stores,  the Valley Hills Mall in Hickory,  North  Carolina, the Westfield  Shopping Town  Independence  in Wilmington,  North Carolina and The Shops at Willow Bend in Plano,  Texas.  In addition, the Company  anticipates  opening four new stores for the remainder of 2001,  resulting in an addition of approximately  840,000 square feet of retail space.  During the six months ended August 4, 2001,  the Company  purchased  four ZCMI stores  totaling  349,000  square feet of retail space and acquired  eight former  Montgomery  Ward  locations.  The Clearview  Mall store in New Orleans,  Louisiana was closed  during the six month  period  totaling  255,000  square  feet of retail  space.  The Company  has  announced  plans to close an additional  three  stores in 2001.  The  stores  are  located at the Great  Mall of the Great  Plains in  Olathe,  Kansas,  the Mall of
Memphis,  in Memphis,  Tennessee  and the St. Louis  Centre in St.  Louis,  Missouri.  In  connection  with these store  closings,  the
Company recorded store closing costs of $2.0 million for the quarter ended August 4, 2001.

Cash used in  financing  activities  totaled  $196.5  million and $174.7  million for the six months  ended August 4, 2001 and July 29,
2000,  respectively.  During the six months ended August 4, 2001 and July 29, 2000, the Company  reduced its level of outstanding  debt by $175.8 million and $70.3 million,  respectively.  During the six months ended August 4, 2001,  the Company  repurchased  1.3 million shares of Class A common stock for $22.3 million compared to 6.8 million shares of Class A common stock for $104 million in 2000.

Management of the Company  anticipates  that it will be necessary to incur incremental short term  borrowings of up to $300 million  during periods of peak working  capital  demand in the third and fourth  quarters of 2001.  Although the Company has an unused committed line of credit in the amount of $750 million, management expects to accomplish these borrowings through the securitization of accounts receivable.
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

New Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards  Board ("FASB")  issued two new  pronouncements:  Statement of Financial  Accounting
Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS  No.  141  addresses  financial  accounting  and  reporting  for  business  combinations  and  supersedes  APB No.  16,  "Business
Combinations"  and FASB  Statement  No. 38,  "Accounting  for  Preacquisition  Contingencies  of Purchased  Enterprises".  All business combinations  in the scope of this Statement are to be accounted for using one method,  the purchase  method.  SFAS 141 is effective as follows: a) use of the  pooling-of-interest  method is prohibited for business  combinations  initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business  combinations  accounted for by the purchase method that are completed after June 30,
2001 (that is, the date of  acquisition  is July 2001 or later).  The Company has  determined  that the adoption of this statement will not have an impact on the consolidated financial statements.

SFAS No. 142 addresses  financial  accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17
"Intangible  Assets".  It changes the  accounting for goodwill from an  amortization  method to an impairment  only approach.  SFAS No.
142 is effective  for fiscal years  beginning  after  December 15, 2001 to all goodwill and other  intangible  assets  recognized in an entity's  statement of financial  position at that date,  regardless  of when those assets were  initially  recognized.  The Company is
currently  evaluating  the  impact  of  adopting  this  pronouncement  on  its  current  financial   statements.   Application  of  the
nonamortization provisions of the Statement is expected to result in an annual increase in net income of $15.6 million.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the six months ended August 4, 2001, the Company  repurchased  $62.1 million of its  outstanding  unsecured notes prior to their related  maturity dates.  Interest rates on the  repurchased  securities  ranged from 6.4% to 9.1%.  Maturity dates ranged from 2002 to
2023.  The Company also retired $100 million of its 6.17% Reset Put Securities due August 1, 2011 prior to their maturity date.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 19, 2001. The matters submitted to a vote of the stockholders were as follows:

                                                                                                 Votes
                                                Votes For              Votes Against           Abstained
                                            -------------------   ------------------------   ---------------

Election of Directors

Class A Nominees
  Robert C. Connor                                  69,204,518                  3,251,695                 0
  Will D. Davis                                     69,201,047                  3,255,166                 0
  John Paul Hammerschmidt                           69,161,848                  3,294,365                 0
  John H. Johnson                                   69,170,898                  3,285,315                 0

Class B Nominees
  William Dillard                                    3,997,776                          0                 0
  Calvin N. Clyde, Jr.                               3,997,776                          0                 0
  Drue Corbusier                                     3,997,776                          0                 0
  Alex Dillard                                       3,997,776                          0                 0
  William Dillard, II                                3,997,776                          0                 0
  Mike Dillard                                       3,997,776                          0                 0
  James I. Freeman                                   3,997,776                          0                 0
  William H. Sutton                                  3,997,776                          0                 0

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has  calculated  the ratio of earnings to fixed  charges  pursuant  to Item 503 of  Regulation  S-K of the  Securities  and
Exchange Act as follows:

     Six Months Ended                                      Fiscal Year Ended
----------------------------  ----------------------------------------------------------------------------

  August 4,      July 29,     February 3,     January 29,    January 30,     January 31,     February 1,
    2001           2000          2001*           2000            1999           1998            1997
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    1.05           1.68           1.54           2.04            1.97           3.69            3.61
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

                                                              DILLARD'S, INC.
                                                              (Registrant)

DATE:  September 14, 2001                                     /s/James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)