Form 10-Q
period 2001-11-03
DILLARDS INC
filed 2001-12-18
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS A COMMON STOCK as of November 3, 2001          79,699,794
                  CLASS B COMMON STOCK as of November 3, 2001           4,010,929

Index

DILLARD'S, INC.

                                                                                                             Page
                                                                                                            Number

Part I. Financial Information

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of November 3, 2001, February 3, 2001 and October 28, 2000.           3

         Consolidated  Statements of Operations and Retained  Earnings for the Three,  Nine and Twelve
              Month Periods Ended November 3, 2001 and October 28, 2000.                                      4

         Consolidated Statements of Cash Flows for the Nine Months Ended November 3, 2001
              and October 28, 2000.                                                                           5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           14

Part II. Other Information

Item 1.  Legal Proceedings.                                                                                   14

Item 2.  Changes in Securities and Use of Proceeds.                                                           14

Item 3.  Defaults Upon Senior Securities.                                                                     14

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 14

Item 5.  Other Information.                                                                                   14

Item 6.  Exhibits and Reports on Form 8-K.                                                                    14

Signatures                                                                                                    15

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                                   November 3,     February 3,      October 28,
                                                                      2001            2001             2000
                                                                 -------------------------------- ----------------

Assets                                                                                              (Restated)
Current Assets:
  Cash and cash equivalents                                            $  41,118      $  193,980        $ 140,227
  Trade accounts receivable, net                                         903,830         979,241          894,877
  Merchandise inventories                                              2,309,503       1,616,186        2,375,204
  Other current assets                                                    76,309          53,541           82,680
                                                                 -------------------------------- ----------------

    Total current assets                                               3,330,760       2,842,948        3,492,988

Property and Equipment, net                                            3,489,118       3,508,331        3,547,277
Goodwill, net                                                            573,446         585,149          598,287
Other Assets                                                             256,332         262,881          289,183
                                                                 -------------------------------- ----------------

Total Assets                                                          $7,649,656     $ 7,199,309       $7,927,735
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                        $ 1,360,359      $  647,843      $ 1,286,149
  Federal and state income taxes                                               -          17,573           18,579
  Current portion of long-term debt                                      249,262         208,918          108,049
  Current portion of capital lease obligations                             2,213           2,363            2,454
                                                                 -------------------------------- ----------------

    Total current liabilities                                          1,611,834         876,697        1,415,231

Long-term Debt                                                         2,147,664       2,374,124        2,623,396
Capital Lease Obligations                                                 20,929          22,453           22,971
Other Liabilities                                                        145,258         125,988          114,246
Deferred Income Taxes                                                    624,816         638,648          616,909
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,157           1,156            1,155
  Additional paid-in capital                                             696,449         696,879          695,507
  Retained earnings                                                    2,519,443       2,558,933        2,496,014
  Less treasury stock                                                  (649,473)       (627,148)        (589,273)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,567,576       2,629,820        2,603,403
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $7,649,656      $7,199,309       $7,927,735
                                                                 ================================ ================

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                                     Three Months Ended          Nine Months Ended         Twelve Months Ended
                                                 --------------------------- ------------------------------------------------------
                                                  November 3,  October 28,    November 3,  October 28,   November 3,  October 28,
                                                     2001          2000          2001          2000         2001          2000
                                                 --------------------------- ------------------------------------------------------
                                                                (Restated)                  (Restated)                 (Restated)
Net Sales                                           $1,872,333   $1,978,664     $5,620,946   $5,904,604    $8,282,902   $8,499,501
Service Charges, Interest and Other Income              57,826       68,642        172,361      190,518       233,068      255,025
                                                 --------------------------- ------------------------------------------------------

                                                     1,930,159    2,047,306      5,793,307    6,095,122     8,515,970    8,754,526
Costs and Expenses:
  Cost of sales                                      1,312,956    1,390,653      3,804,333    3,987,684     5,618,796    5,753,376
  Advertising, selling, administrative
      and general expenses                             540,482      540,772      1,619,954    1,599,779     2,239,993    2,202,622
  Depreciation and amortization                         78,751       77,710        232,786      229,387       306,597      301,324
  Rentals                                               15,634       16,466         47,217       48,662        74,598       76,208
  Interest and debt expense                             47,557       52,518        143,707      168,840       199,190      229,048
  Impairment charges                                         -            -          2,000            -        53,396       69,708
                                                 --------------------------- ------------------------------------------------------

                                                     1,995,380    2,078,119      5,849,997    6,034,352     8,492,570    8,632,286
                                                 --------------------------- ------------------------------------------------------

Income (loss) Before Income Taxes                     (65,221)     (30,813)       (56,690)       60,770        23,400      122,240
Income Taxes (benefit)                                (24,980)     (11,705)       (21,715)       23,095         (780)       58,775
                                                 --------------------------- ------------------------------------------------------
Income (loss) before extraordinary item and           (40,241)     (19,108)       (34,975)       37,675        24,180       63,465
  accounting change
Extraordinary gain on the extinguishment of
  debt, net of income taxes                                125       15,475          5,247       19,866        12,692       19,866
Cumulative effect of accounting change, net of
  income taxes                                               -            -              -    (129,991)             -    (129,991)
                                                 --------------------------- ------------------------------------------------------

Net Income (loss)                                     (40,116)      (3,633)       (29,728)     (72,450)        36,872     (46,660)
Retained Earnings at Beginning
  of the Period                                      2,562,919    2,503,263      2,558,933    2,579,567     2,496,014    2,557,859
                                                 --------------------------- ------------------------------------------------------

                                                     2,522,803    2,499,630      2,529,205    2,507,117     2,532,886    2,511,199
Cash Dividends Declared                                (3,360)      (3,616)        (9,762)     (11,103)      (13,443)     (15,185)
                                                 --------------------------- ------------------------------------------------------

Retained Earnings at End of Period                  $2,519,443   $2,496,014     $2,519,443   $2,496,014   $ 2,519,443  $ 2,496,014
                                                 =========================== ======================================================

Basic Earnings per share:
  Earnings (loss) before extraordinary item and
    accounting change                                  $(0.48)      $(0.21)        $(0.41)        $0.41         $0.29        $0.67
  Extraordinary gain                                         -         0.17           0.06         0.21          0.15         0.21
  Cumulative effect of accounting change                     -            -              -       (1.40)             -       (1.37)
                                                 --------------------------- ------------------------------------------------------

  Net Income (loss)                                    $(0.48)      $(0.04)        $(0.35)      $(0.78)         $0.44      $(0.49)
                                                 =========================== ======================================================
Diluted Earnings per share:
  Earnings (loss) before extraordinary item and
    accounting change                                  $(0.48)      $(0.21)        $(0.41)        $0.41         $0.28        $0.67
  Extraordinary gain                                         -         0.17           0.06         0.21          0.15         0.21
  Cumulative effect of accounting change                     -            -              -       (1.40)             -       (1.37)
                                                 --------------------------- ------------------------------------------------------
  Net Income (loss)                                    $(0.48)      $(0.04)        $(0.35)      $(0.78)         $0.43      $(0.49)
                                                 =========================== ======================================================

Cash Dividends Declared Per Common Share                 $0.04        $0.04          $0.12        $0.12         $0.16        $0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                                   Nine Months Ended
                                                                            --------------------------------
                                                                              November 3,      October 28,
                                                                                 2001             2000
                                                                            ---------------  ---------------
                                                                                                 (Restated)
Operating Activities:
Net loss                                                                        $ (29,728)       $ (72,450)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                                  235,010          231,491
    Extraordinary gain on extinguishment of debt, net of taxes
                                                                                   (5,247)         (19,866)
    Cumulative effect of accounting change                                               -          129,991
    Gain on the sale of property and equipment
                                                                                         -          (7,750)
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable, net                                    75,411          210,048
      Increase in merchandise inventories and other current assets               (716,085)        (540,916)
      Decrease (increase) in other assets                                            3,895          (7,955)
      Increase in trade accounts payable and accrued expenses
        and income taxes                                                           697,456          572,875
                                                                            ---------------  ---------------

Net cash provided by operating activities                                          260,712          495,468

Investing Activities:
  Purchases of property and equipment                                            (201,869)        (156,054)
                                                                            ---------------  ---------------

Net cash used in investing activities                                            (201,869)        (156,054)

Financing Activities:
  Proceeds from long-term borrowings                                                50,000                -
  Principal payments on long-term debt and capital lease obligations             (229,618)        (240,927)
  Cash dividends paid                                                              (9,762)         (11,103)
  Purchase of treasury stock
                                                                                  (22,325)        (145,878)
                                                                            ---------------  ---------------

Net cash used in financing activities                                            (211,705)        (397,908)

Decrease in Cash and Cash Equivalents                                            (152,862)         (58,494)
Cash and Cash Equivalents, Beginning of Period
                                                                                   193,980         198,721
                                                                            ---------------  ---------------

Cash and Cash Equivalents, End of Period                                          $ 41,118       $ 140,227
                                                                            ===============  ===============

See notes to consolidated financial statements.

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 3, 2001

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc.(the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,”
the Company has reclassified shipping and handling reimbursements to Other Income for all periods. Certain prior period balances have been reclassified to conform with current period presentation. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three, nine and twelve month periods ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002, due to the seasonal nature of the business.
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

                                                 Three Months Ended               Nine Months Ended             Twelve Months Ended
                                             ----------------------------   ------------------------------  -----------------------------
                                              November 3,   October 28,      November 3,    October 28,      November 3,   October 28,
                                                 2001          2000              2001           2000            2001           2000
                                             ----------------------------   ------------------------------  -----------------------------
Basic:
 Earnings (loss) before  extraordinary  item
   and accounting change                         $(40,241)    $ (19,108)        $ (34,975)       $ 37,675         $24,180       $ 63,465
 Extraordinary gain                                    125        15,475             5,247         19,866          12,692         19,866
 Cumulative effect of accounting change                  -             -                 -      (129,991)               -      (129,991)
                                             ----------------------------   ------------------------------  -----------------------------
 Net earnings (loss) available for
    per-share calculations                      $ (40,116)     $ (3,633)        $ (29,728)     $ (72,450)         $36,872      $(46,660)
                                             ============================   ==============================  =============================

 Average shares outstanding                         83,710        90,716            84,111         93,035          84,478         95,003
                                             ============================   ==============================  =============================

Per Share of Common Stock
 Earnings (loss) before  extraordinary  item
   and accounting change                         $  (0.48)      $ (0.21)          $ (0.41)        $  0.41          $ 0.29        $  0.67
 Extraordinary gain                                      -          0.17              0.06           0.21            0.15           0.21
 Cumulative effect of accounting change                  -             -                 -         (1.40)               -         (1.37)
                                             ----------------------------   ------------------------------  -----------------------------
 Net income (loss)                               $  (0.48)      $ (0.04)          $ (0.35)       $ (0.78)          $ 0.44       $ (0.49)
                                             ============================   ==============================  =============================

                                                Three Months Ended              Nine Months Ended             Twelve Months Ended
                                            ----------------------------  ------------------------------  -----------------------------
                                             November 3,    October 28,     November 3,    October 28,     November 3,    October 28,
                                                 2001          2000             2001          2000             2001          2000
                                            -----------------------------  -----------------------------  -----------------------------
Diluted:
 Earnings (loss) before  extraordinary item
  and accounting change                          $(40,241)    $ (19,108)       $ (34,975)      $ 37,675          $24,180      $ 63,465
 Extraordinary gain                                    125        15,475            5,247        19,866           12,692        19,866
 Cumulative effect of accounting change                  -             -                -     (129,991)                -     (129,991)
                                            -----------------------------  -----------------------------  -----------------------------
 Net earnings (loss) available for
    per-share calculations                       $(40,116)     $ (3,633)       $ (29,728)    $ (72,450)          $36,872    $ (46,660)
                                            =============================  =============================  =============================

 Average shares outstanding                         83,710        90,716           84,111        93,035           84,478        95,003
 Stock options                                           -             -                -             -              397            12
                                            -----------------------------  -----------------------------  -----------------------------
 Total average equivalent shares                    83,710        90,716           84,111        93,035           84,875        95,015
                                            =============================  =============================  =============================

Per Share of Common Stock
 Earnings (loss) before extraordinary item        $ (0.48)      $ (0.21)         $ (0.41)       $  0.41          $  0.28       $  0.67
 Extraordinary gain                                      -          0.17             0.06          0.21             0.15          0.21
 Cumulative effect of accounting change                  -             -                -        (1.40)                -        (1.37)
                                            -----------------------------  -----------------------------  -----------------------------
 Net income (loss)                                $ (0.48)      $ (0.04)         $ (0.35)      $ (0.78)           $ 0.43      $ (0.49)
                                            =============================  =============================  =============================

    Stock  options for which the exercise  price was greater than that average  market price of common  shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.  Options to purchase  9,433,998 and 9,409,131 shares of Class A common  stock at prices  ranging  from $18.13 to $40.22 per share were  outstanding  at November 3, 2001 and October 28,
    2000,  respectively,  but were not included in the  computation  of diluted  earnings per share  because their  exercise  price was greater  than the average  market price of the  Company's  common  shares.  Additionally,  398,594 and 491,842  options to purchase common stock were excluded from the computation of diluted  earnings per share due to the Company's net loss position for the three months and nine months ended November 3, 2001, respectively.

Note 3. Common Stock Repurchase, Note Repurchase and Mortgage

    For the nine months ended November 3, 2001 the Company repurchased  approximately 1.3 million shares of Class A Common Stock valued at approximately  $22.3 million.  Approximately $75 million in share repurchase  authorization  remained under this open-ended plan at November 3, 2001.

    During the quarter ended November 3, 2001, the Company  repurchased $7.0 million of its outstanding  unsecured notes prior to their related  maturity dates.  During the nine months ended November 3, 2001, the Company  repurchased  $69.1 million of its outstanding unsecured  notes prior to their related  maturity  dates.  During the nine months ended  November 3, 2001, the Company also retired
    $100 million of its 6.17% Reset Put Securities due August 1, 2011 prior to their maturity date.  Interest rates on the  repurchased securities  ranged from 6.17% to 9.1%.  Maturity  dates  ranged  from 2002 to 2023.  In  connection  with these  transactions,  the
    Company  recorded  after tax  extraordinary  gains  during the quarter and nine months ended  November 3, 2001 of $125,000  (net of income taxes of $71,000) and $5.2 million (net of income taxes of $2.9 million), respectively.

    During the quarter ended November 3, 2001, the Company  borrowed $50.0 million at 7.25%.  The mortgage note pays interest only on a monthly basis with the entire unpaid  principal  balance due and payable on August 14, 2011. The Company's  corporate  headquarters are pledged as collateral on the mortgage note.

Note 4. Accounting Change

Effective the beginning of fiscal 2000, the Company changed its method of accounting for inventories under the retail inventory method. The change principally relates to the Company’s accounting for allowances received from vendors, from recording such allowances directly as a reduction to cost of sales to recording such allowances as a reduction to inventoriable product cost. The cumulative effect of this accounting change reduced net income by $130 million after taxes (of $73.1 million) or $1.40 per share for the nine months ended October 28, 2000. Financial statements for the three, nine and twelve months ended October 28, 2000 have been restated to reflect this change in accordance with Statement of Financial Accounting Standards No. 3 “
Reporting Accounting Changes in Interim Financial Statements”.

Note 5. New Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards Board ("FASB") issued two new pronouncements:  Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, “Business
Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased
Enterprises”. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later).
The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No.17
“Intangible Assets”.  It changes the accounting for goodwill from an amortization method to an “impairment only”
approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact of adopting this pronouncement on its current financial statements.
Application of the nonamortization provisions of the statement is expected to result in an annual increase in net income of $15.6 million.

In October 2001, the FASB issued SFAS No. 143, ” Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.
The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.
The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect that the adoption of
SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting this pronouncement on its current financial statements.

ITEM 2. Management's Discussion and Analysis of Financial
Condition And Results Of Operations

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                            Three Months Ended            Nine Months Ended           Twelve Months Ended
                                        ---------------------------  ----------------------------  ---------------------------
                                         November 3,    October 28,   November 3,    October 28,    November 3,    October 28,
                                            2001          2000           2001           2000           2001          2000
                                        -------------  ------------  -------------  -------------  -------------  ------------

Net sales                                      100.0%       100.0%        100.0%        100.0%        100.0%       100.0%
Cost of sales                                   70.1          70.3           67.7           67.5           67.9          67.7
                                        -------------  ------------  -------------  -------------  -------------  ------------

Gross profit                                    29.9          29.7           32.3           32.5           32.1          32.3

Advertising, selling, administrative
  and general expenses                          28.9          27.4           28.8           27.1           27.0          25.9
Depreciation and amortization                    4.2           3.9            4.2            3.9            3.7           3.6
Rentals                                          0.8           0.8            0.8            0.8            0.9           0.9
Interest and debt expense                        2.6           2.7            2.6            2.9            2.4           2.7
Impairment charges                                 -             -              -              -            0.6           0.8
                                        -------------  ------------  -------------  -------------  -------------  ------------

     Total operating expenses                   36.5          34.8           36.4           34.7           34.6          33.9
Service charges, interest and other              3.1           3.5            3.1            3.2            2.8           3.0
                                        -------------  ------------  -------------  -------------  -------------  ------------

Income (loss) before income taxes              (3.5)         (1.6)          (1.0)            1.0            0.3           1.4
Income taxes (benefit)                         (1.4)         (0.6)          (0.4)            0.3              -           0.7
                                        -------------  ------------  -------------  -------------  -------------  ------------
Income (loss) before extraordinary item
 and
  and accounting change                        (2.1)         (1.0)          (0.6)            0.7            0.3           0.7
Extraordinary gain                                 -           0.8            0.1            0.3            0.1           0.2
Cumulative effect of accounting change             -             -              -          (2.2)              -         (1.5)
                                        -------------  ------------  -------------  -------------  -------------  ------------

Net income (loss)                              (2.1) %       (0.2) %        (0.5) %        (1.2) %          0.4%       (0.6) %
                                        =============  ============  =============  =============  =============  ============

Net Sales

Net sales  decreased  5% for the three and nine month  periods  ended  November 3, 2001,  respectively,  compared to the three and nine month periods ended October 28, 2000.  These  decreases were primarily due to decreases in comparable  store sales of 6% and 5% for the respective  three and nine month  periods  ended  November  3, 2001  compared  to the same  periods  in 2000.  The  weakest  performing merchandise  categories  for the three  month  period were men's  clothing  and home which  decreased  9% and 8%,  respectively.  Sales declined in the remaining  merchandise  categories  with the exception of cosmetics  that had an increase of 1%. Sales  declined in all merchandise  categories for the nine months ended November 3, 2001 with the weakest  performing  merchandise  categories being home and men's  clothing  which  declined 9% and 8%,  respectively.  Net sales  decreased 3% for the twelve month period ended  November 3, 2001 compared to the same period in 2000.

Cost of Sales

Cost of sales,  as a percent of net sales,  decreased to 70.1% for the quarter ended  November 3, 2001 from 70.3% for the quarter ended
October 28, 2000.  This decrease is due to higher  markups in 2001 compared with 2000.  Comparable  store  inventories  decreased by 4%
from last year's third quarter as the Company continues to focus on controlling inventory levels.

Cost of sales,  as a  percentage  of net sales,  for the nine months  ended  November 3, 2001 and October 28, 2000 was 67.7% and 67.5%,
respectively. Cost of sales for the twelve months ended November 3, 2001 and October 28, 2000 was 67.9% and 67.7%, respectively.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, increased to 28.9%
for the quarter ended November 3, 2001 compared to 27.4% for the quarter ended October 28, 2000. The increase in SG&A expenses, as a percent of net sales, is primarily due to a lack of sales leverage. SG&A expenses were $540 million for the quarter ended
November 3, 2001 compared to $541 million for the comparable period in 2000. >

Advertising, Selling,Administrative and General (“SG&A”) expenses, as a percentage of net sales, increased to 28.8%
for the nine months ended November 3, 2001 compared to 27.1% for the nine months ended October 28, 2000. The increase in SG&A expenses, as a percent of net sales, is primarily due to a lack of sales leverage and higher payroll, advertising and insurance costs. SG&A expenses were $1.62 billion for the nine months ended November 3, 2001 compared to $1.60 billion for the comparable period in 2000.

Depreciation and Amortization Expense

Depreciation  and  amortization  expense,  as a percentage of net sales,  increased for the three,  nine and twelve month periods ended
November 3, 2001  compared to similar  periods in 2000,  due  primarily  to the  reduced  levels of sales in 2001  compared to 2000 and capital expenditures incurred to upgrade the Company's store selling, service and support systems.

Rentals

Rental expense,  as a percentage of net sales, for the three,  nine and twelve month periods ended November 3, 2001 remained  unchanged at .8% .8% and .9%, respectively, compared to the three, nine and twelve month periods ended October 28, 2000.

Interest and Debt Expense

Interest and debt expense,  as a percent of net sales,  was 2.6% for the three and nine month  periods ended  November 3, 2001 compared to 2.7% and 2.9% for three and nine month  periods in 2000.  Interest and debt  expense was $47.6 and $143.7  million for the three and nine month periods ended  November 3, 2001 compared with $52.5 and $168.8  million for the similar  periods in 2000.  This reduction is due primarily to a decrease of  approximately  $377 million in the average amount of outstanding  debt in the nine month period of 2001 compared to the nine month period in 2000 and to a reduction in short term interest rates from last year.

Interest and debt  expense,  as a percentage  of net sales,  decreased to 2.4% for the twelve month period ended  November 3, 2001 from
2.7% for the twelve month period ended October 28, 2000.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.1% for the three months and nine months ended
November 3, 2001 compared to 3.5% and 3.2% for the three and nine month periods in 2000. Service charges, interest and other income for the three months ended November 3, 2001 decreased to $57.8 million from $68.6 million for the three months ended October 28, 2000.
Service charges, interest and other income for the nine months ended November 3, 2001 decreased to $172.3 million from $190.5 million for the nine months ended October 28, 2000. The decrease is primarily due to a pre-tax gain of $7.7 million realized on the sale of a parcel of land held for investment in the third quarter of 2000 and to a decrease in the average amount of outstanding accounts receivable during 2001 compared to 2000.

Income Taxes

The actual  federal and state income tax rates for the three and nine month period ended  November 3, 2001 and October 28, 2000 was 36%
and 37%, respectively,  exclusive of the nondeductible  goodwill  amortization.  The Company's actual federal and state income tax rate
(exclusive  of the effect of  nondeductible  goodwill  amortization)  was reduced  from 37% in fiscal 1999 to 36% in fiscal  2000.  The effect of these  reduced  rates on the  Company's  deferred  income taxes was to reduce the income tax provision by $16 million for the twelve month period ended November 3, 2001.

Accounting Change

Effective the  beginning of fiscal 2000,  the Company  changed its method of  accounting  for  inventories  under the retail  inventory method.  The change  principally  relates to the  Company's  accounting  for  allowances  received from vendors,  from  recording  such allowances  directly as a reduction to cost of sales to recording  such  allowances as a reduction to  inventoriable  product cost. The cumulative  effect of this  accounting  change reduced net income by $130 million after taxes (of $73.1 million) or $1.40 per share for the nine months ended October 28, 2000.  Financial  statements  for the three,  nine and twelve months ended October 28, 2000 have been restated to reflect this change in accordance with Statement of Financial Accounting  Standards No. 3 "Reporting  Accounting Changes in
Interim Financial Statements".

Financial Condition

Cash  provided by  operating  activities  totaled  $260.7  million and $495.5  million for the nine months  ended  November 3, 2001 and
October 28,  2000,  respectively.  The decrease in cash  provided by  operating  activities  is due  primarily to a larger  increase in merchandise  inventories  from the year end levels  compared to the increase in 2000 combined with smaller  decreases in trade accounts receivable partially offset by a larger increase in accounts payable and accrued expenses.

The Company  invested $201.9 million in capital  expenditures for the nine months ended November 3, 2001 compared to $156.1 million for the nine months ended October 28, 2000.

During the nine months ended November 3, 2001, the Company opened seven new stores,  the Valley Hills Mall in Hickory,  North Carolina, the Westfield Shopping Town Independence in Wilmington,  North Carolina, The Shops at Willow Bend in Plano, Texas,  International Plaza
in Tampa,  Florida, the Mall at Wellington Green in The Village of Wellington,  Florida,  Chandler Fashion Center in Chandler,  Arizona
and the Mall at  Stonecrest  in Dekalb,  Georgia.  During the nine months ended  November 3, 2001,  the Company  purchased  four former
ZCMI stores totaling  349,000 square feet of retail space and acquired eight former  Montgomery Ward locations.  The Company opened one former  Montgomery Wards location during the nine months ended November 3, 2001 and anticipates  opening three more locations in fiscal
2002.  The remaining  locations are being held for future  development.  During the nine months ended  November 3, 2001 the Company has closed (or has announced to close) eight stores in fiscal 2001. In connection  with these store  closings,  the Company  recorded store closing  costs of $2.0  million  for the nine  months  ended  November  3,  2001.  Capital  expenditures  for 2001 are  expected  to be approximately  $225 million.  The Company plans to open seven new stores in fiscal 2002  totaling  725,000  square feet net of replaced square footage.

Cash used in financing  activities  totaled  $211.7  million and $397.9  million for the nine months ended November 3, 2001 and October
28,  2000,  respectively.  During the nine  months  ended  November  3, 2001 and October  28,  2000,  the Company  reduced its level of outstanding  debt by $237.8  million and $273.0  million,  respectively.  During the nine months  ended  November 3, 2001,  the Company repurchased  1.3 million  shares of Class A common stock for $22.3 million  compared to 10.5 million shares of Class A common stock for
$145.9 million in 2000.

Management of the Company  anticipates  that it will be necessary to incur short term  borrowings of up to $445 million  during periods of peak  working  capital  demand in the fourth  quarter of 2001.  Although the Company has an unused  committed  line of credit in the amount of $750 million,  management  expects to accomplish these borrowings through the  securitization of accounts  receivable.  Other than peak working  capital  requirements  management  believes  that cash  generated  from  operations  will be sufficient to cover its reasonably foreseeable working capital,  capital expenditure,  stock repurchase and debt service requirements.  Depending on conditions in the capital  markets and other  factors,  the Company will from time to time consider the issuance of debt or other  securities,  or other possible capital market  transactions,  the proceeds of which could be used to refinance current  indebtedness or other corporate purposes.

New Accounting Prouncements

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

SFAS No. 142 addresses  financial  accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17
"Intangible  Assets".  It changes the accounting for goodwill from an amortization  method to an "impairment  only" approach.  SFAS No.
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

In October 2001, the FASB issued SFAS No. 143, " Accounting for Asset Retirement  Obligations,"  which requires companies to record the fair value of a liability  for asset  retirement  obligations  in the period in which they are  incurred.  The  statement  applies to a company's  legal  obligations  associated  with the  retirement  of a tangible  long-lived  asset that  results  from the  acquisition, construction  and  development  or through the normal  operation of a long-lived  asset.  When a liability is initially  recorded,  the company would  capitalize the cost,  thereby  increasing the carrying  amount of the related asset.  The capitalized  asset  retirement cost is depreciated  over the life of the respective  asset while the liability is accreted to its present  value.  Upon  settlement of the liability,  the  obligation is settled at its recorded  amount or the company incurs a gain or loss. The statement is effective for fiscal  years  beginning  after June 30,  2002.  The  Company  does not expect  that the  adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

In October  2001,  the FASB issued SFAS No. 144,  "Accounting  for the  Impairment  or  Disposal of  Long-Lived  Assets."  SFAS No. 144
addresses  the  accounting  and  reporting  for the  impairment  or disposal of  long-lived  assets.  The  statement  provides a single accounting  model for  long-lived  assets to be disposed of. New criteria must be met to classify the asset as an asset  held-for-sale.
This  statement  also  focuses on reporting  the effects of a disposal of a segment of a business.  This  statement  is  effective  for fiscal years beginning after December 15, 2001. The Company is currently  evaluating the impact of adopting this  pronouncement  on its current financial statements.

Forward-Looking Information

Statements  in  the  Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations  include  certain
"forward-looking  statements",  including  (without  limitation)  statements with respect to anticipated future operating and financial performance,  growth  and  acquisition  opportunities  and other  similar  forecasts  and  statements  of  expectation.  Words  such as
"expects,"  "anticipates,"  "plans," and  "believes," and variations of these words and similar  expressions,  are intended to identify these  forward-looking  statements.  The  Company  cautions  that  forward-looking  statements,  as such term is defined in the Private
Securities  Litigation  Reform  Act of 1995,  contained  in this  quarterly  report  on Form  10-Q or made by  management  are based on estimates,  projections,  beliefs and  assumptions  of  management  at the time of such  statements  and are not  guarantees  of future performance.  The Company  disclaims  any  obligation to update or revise any  forward-looking  statements  based on the  occurrence of future  events,  the  receipt  of  new  information,  or  otherwise.  Forward-looking  statements  of the  Company  involve  risks  and uncertainties  and are subject to change  based on various  important  factors.  Actual  future  performance,  outcomes and results may differ  materially  from those expressed in  forward-looking  statements made by the Company and its management as a result of a number of risks,  uncertainties and assumptions.  Representative  examples of those factors (without  limitation) include general industry and economic  conditions;  economic and weather  conditions  for regions in which the Company's  stores are located and the effect of these factors on the buying patterns of the Company's  customers;  changes in consumer spending patterns and debt levels;  trends in personal bankruptcies;  the impact of competitive  market factors and other economic and  demographic  changes of similar or dissimilar  nature;
changes in operating expenses,  including employee wages,  commissions structures and related benefits; the uncertainty surrounding the effect of the Company's  adoption of SFAS No. 142;  possible  future  acquisitions  of store  properties  from other  department  store operators and the continued availability of financing in amounts and at the terms necessary to support the Company's future business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the nine months ended  November 3, 2001,  the Company  repurchased  $69.1 million of its  outstanding  unsecured  notes prior to their related  maturity  dates.  Interest rates on the  repurchased  securities  ranged from 6.17% to 9.1%.  Maturity dates ranged from
2002 to 2023.  The Company  also  retired $100  million of its 6.17% Reset Put  Securities  due August 1, 2011 prior to their  maturity date.

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

     Nine Months Ended                                      Fiscal Year Ended
-----------------------------  ----------------------------------------------------------------------------

 November 3,     October 28,   February 3,     January 29,     January 30,    January 31,     February 1,
     2001           2000          2001*           2000            1999           1998            1997
---------------  ------------  -------------  --------------  -------------- --------------  --------------

     0.63           1.30           1.54           2.04            1.97           3.69            3.61
===============  ============  =============  ==============  ============== ==============  ==============

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

                                                              DILLARD'S, INC.
                                                              (Registrant)

DATE:  December 18, 2001                                      /s/James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)