Form 10-K
period 2002-02-02
DILLARDS INC
filed 2002-05-01
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002
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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002:  $1,854,698,237.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 28, 2002:

                  CLASS A COMMON STOCK, $.01 par value     80,199,916
                  CLASS B COMMON STOCK, $.01 par value      4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual  Stockholders  Report for the fiscal year ended  February 2, 2002 (the "Report") are  incorporated  by reference into Parts I and II.

Portions  of the Proxy  Statement  for the  Annual  Meeting  of  Stockholders  to be held May 18,  2002  (the  "Proxy  Statement")  are incorporated by reference into Part III.

The Company cautions that any  forward-looking  statements (as such term is defined in the Private Securities  Litigation Reform Act of
1995)  contained in this report or made by management of the Company  involve risks and  uncertainties  and are subject to change based on various important factors.  The following factors,  among others,  could affect the Company's financial  performance and could cause actual  results  for 2002 and beyond to differ  materially  from those  expressed  or implied in any such  forward-looking  statements:
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

Name                        Age    Position & Office                           Family Relationship

William Dillard, II          57    Director; Chief Executive Officer            None
Alex Dillard                 52    Director; President                          Brother of William Dillard, II
Mike Dillard                 50    Director; Executive Vice President           Brother of William Dillard, II
H. Gene Baker                63    Vice President                               None
Joseph P. Brennan            57    Vice President                               None
G. Kent Burnett              57    Vice President                               None
Drue Corbusier               55    Director; Executive Vice President           Sister of William Dillard, II
James I. Freeman             52    Director;  Senior  Vice  President;   Chief  None
                                   Financial Officer
Randal L. Hankins            51    Vice President                               None
Gaston Lemoine               58    Vice President                               None
Robin Sanderford             55    Vice President                               None
Paul J. Schroeder            53    Vice President                               None
Burt Squires                 52    Vice President                               None
Charles Unfried              55    Vice President                               None

ITEM 2. PROPERTIES.

         All of the  Registrant's  stores are owned or leased from a wholly owned  subsidiary or from third parties.  The  Registrant's third-party  store leases typically  provide for rental payments based on a percentage of net sales with a guaranteed  minimum annual rent,  while lease terms between the  Registrant and its  wholly-owned  subsidiary  vary. In general,  the Company pays the cost of  insurance,  maintenance  and any increase in real estate taxes  related to the leases.  At February 2, 2002 there were 338 stores in operation with gross square  footage  approximating  56.8 million feet. The Company owns or leases,  from a wholly  owned  subsidiary,  a total of 253 stores with 42.4  million  square  feet.  The  Company  leased 85 stores from third parties,  which  totaled  14.4 million  square  feet.  Additional  information  is contained in Notes 1, 11 and 12,  "Notes to
         Consolidated  Financial  Statements,"  on pages 23, 24, and 29 of the Report,  which  information  is  incorporated  herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

         The Company does not have any material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         With respect to the market for the Company's  common stock,  market prices,  and  dividends,  reference is made to information contained on page 33 of the Report,  which information is incorporated  herein by reference.  As of March 29, 2002, there were
         4,968 record holders of the Company's Class A Common Stock and 8 record holders of the Company's Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

         Reference  is made to  information  under the heading  "Table of  Selected  Financial  Data" on page 12 of the  Report,  which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Reference is made to information under the heading  "Management's  Discussion and Analysis of Financial  Condition and Results
         of Operations" on pages 13 through 17 of the Report, which information is incorporated herein by reference.

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

ITEM 9 CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRTANT.

A.       Directors of the Registrant

              Information  regarding  directors of the  Registrant is  incorporated  herein by reference to the  information on pages 5 through 8 under the heading  "Nominees for Election as Directors"  and pages 12 and 13 under the heading  "Section  16(a)
              Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

         Independent Auditors' Report

         Consolidated Balance Sheets - February 2, 2002 and February 3, 2001.

         Consolidated Statements of Operations - Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

         Consolidated Statements of Stockholders' Equity - Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

         Consolidated Statements of Cash Flows - Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

         Notes to Consolidated Financial Statements - Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

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
*3(b)          By-Laws as currently in effect (Exhibit 3.1 to Form 8-K dated as of March 2, 2002 in 1-6140).
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
*4(e)          Rights Agreement between Dillard's,  Inc. and Registrar and Transfer Company,  as Rights Agent (Exhibit
               4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

   Number                                                    Description
   -----                                                     -----------
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
*10(c)         Corporate  Officers  Non-Qualified  Pension Plan (Exhibit  10(c) to Form 10-K for the fiscal year ended
               January 29, 1994 in 1-6140).
*10(d)         Senior  Management  Cash Bonus Plan  (Exhibit  10(d) to Form 10-K for the fiscal year ended January 28,
               1995 in 1-6140).
*10(e)         2000  Incentive  and  Nonqualified  Stock Option Plan  (Exhibit  10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).
12             Statement re:  Computation of Ratio of Earnings to Fixed Charges.
13             Incorporated portions of the Annual Stockholders Report for the fiscal year ended February 2, 2002.
*18            Letter  re:  Change in  Accounting  Principles  (Exhibit  18 to Form  10-K for the  fiscal  year  ended
               February 3, 2001 in 1-6140).
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
Nonqualified Stock Option Plan.

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

              Date: May 1, 2002                              /s/James I. Freeman

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

             Calvin N. Clyde, Jr.                               Drue Corbusier
             --------------------                               --------------
             Calvin N. Clyde, Jr.                               Drue Corbusier
             Director                                           Executive Vice President and Director

             Robert C. Connor                                   Will D. Davis
             ----------------                                   -------------
             Robert C. Connor                                   Will D. Davis
             Director                                           Director

             Alex Dillard                                       Mike Dillard
             ------------                                       ------------
             Alex Dillard                                       Mike Dillard
             President and Director                             Executive Vice President
                                                                and Director

             William Dillard II                                 James I. Freeman
             ------------------                                 ----------------
             William Dillard II                                 James I. Freeman
             Chief Executive Officer and Director               Senior Vice President and Chief
             (Principal Executive Officer)                      Financial Officer and Director

             John Paul Hammerschmidt                            John H. Johnson
             -----------------------                            ---------------
             John Paul Hammerschmidt                            John H. Johnson
             Director                                           Director

             William H. Sutton
             -----------------
             William H. Sutton
             Director

             Date  May 1, 2002

Independent Auditors' Report

To the Board of Directors and Stockholders of
Dillard's, Inc.
Little Rock, Arkansas

We have audited the consolidated  financial  statements of Dillard's,  Inc. and subsidiaries (the "Company") as of February 2, 2002 and
February 3, 2001,  and for each of the three  fiscal  years in the period ended  February 2, 2002,  and have issued our report  thereon dated March 2, 2002;  which  consolidated  financial  statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the consolidated  financial  statement schedule of Dillard's,  Inc. and subsidiaries,  listed in item 14. This consolidated  financial  statement schedule is the  responsibility of the Company's  management.
Our  responsibility  is to express an opinion based on our audits.  In our opinion,  such consolidated  financial  statement  schedule, when considered in relation to the basic consolidated  financial statements taken as a whole,  presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 2, 2002

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
           Description                 Period         Expenses      Accounts (1)     Deductions (2)      Period
---------------------------------- ---------------- -------------- ---------------- ----------------- -------------

Allowance for losses on accounts receivable:

Year Ended February 2, 2002                $32,240        $78,121            $   -           $72,976       $37,385

Year Ended February 3, 2001                 32,533         83,277                -            83,570        32,240

Year Ended January 29, 2000                 37,487         88,154                -            93,108        32,533

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
*3(b)          By-Laws as currently in effect (Exhibit 3.1 to Form 8-K dated as of March 2, 2002 in 1-6140).
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
*4(e)          Rights Agreement between Dillard's,  Inc. and Registrar and Transfer Company,  as Rights Agent (Exhibit
               4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).
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
*10(c)         Corporate  Officers  Non-Qualified  Pension Plan (Exhibit  10(c) to Form 10-K for the fiscal year ended
               January 29, 1994 in 1-6140).
*10(d)         Senior  Management  Cash Bonus Plan  (Exhibit  10(d) to Form 10-K for the fiscal year ended January 28,
               1995 in 1-6140).
*10(e)         2000  Incentive  and  Nonqualified  Stock Option Plan  (Exhibit  10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).
12             Statement re:  Computation of Ratio of Earnings to Fixed Charges.
13             Incorporated portions of the Annual Stockholders Report for the fiscal year ended February 2, 2002.
*18            Letter  re:  Change in  Accounting  Principles  (Exhibit  18 to Form  10-K for the  fiscal  year  ended
               February 3, 2001 in 1-6140).
21             Subsidiaries of Registrant
23             Consent of Independent Auditors
*Incorporated by reference as indicated.