Form 10-Q
period 2002-05-04
DILLARDS INC
filed 2002-06-18
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              CLASS A COMMON STOCK as of May 4, 2002     80,341,567
                              CLASS B COMMON STOCK as of May 4, 2002      4,010,929

Index

DILLARD'S, INC.

                                                                                                               Page
                                                                                                              Number

Part I. Financial Information

Item 1.      Financial Statements (Unaudited):
             Consolidated Balance Sheets as of May 4, 2002, February 2, 2002 and May 5, 2001                       3
             Consolidated Statements of Income and Retained Earnings for the Three and Twelve
                 Month Periods Ended May 4, 2002 and May 5, 2001                                                   4
             Consolidated Statements of Cash Flows for the Three Months Ended May 4, 2002
                 and May 5, 2001                                                                                   5
             Notes to Consolidated Financial Statements                                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                           9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                           14

Part II. Other Information

Item 1.       Legal Proceedings                                                                                   14

Item 2.       Changes in Securities and Use of Proceeds                                                           14

Item 3.       Defaults Upon Senior Securities                                                                     15

Item 4.       Submission of Matters to a Vote of Security Holders                                                 15

Item 5.       Other Information                                                                                   15

Item 6.       Exhibits and Reports on Form 8-K                                                                    15

Signatures                                                                                                        15

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

                                                                     May 4,        February 2,        May 5,
                                                                      2002             2002            2001
                                                                 -------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                                         $   327,114      $   152,960     $   260,105
  Accounts receivable, net                                              890,073        1,074,940         882,616
  Merchandise inventories                                             1,903,154        1,561,863       2,126,225
  Other current assets                                                   23,948           24,747          35,968
                                                                 -------------------------------------------------

    Total current assets                                              3,144,289        2,814,510       3,304,914

Property and Equipment, net                                           3,428,478        3,455,715       3,492,298
Goodwill, net                                                           569,545          569,545         581,248
Other Assets                                                            228,653          234,789         271,029
                                                                 -------------------------------------------------

Total Assets                                                        $ 7,370,965      $ 7,074,559     $ 7,649,489
                                                                 =================================================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                       $ 1,012,664      $   808,231     $ 1,140,823
  Federal and state income taxes                                         22,915           19,354           5,940
  Current portion of long-term debt                                      99,665           98,317         208,262
  Current portion of capital lease obligations                            1,993            2,169           2,336
                                                                 -------------------------------------------------

    Total current liabilities                                         1,137,237          928,071       1,357,361

Long-term Debt                                                        2,155,240        2,124,577       2,333,405
Capital Lease Obligations                                                20,108           20,459          21,927
Other Liabilities                                                       153,066          157,511         129,061
Deferred Income Taxes                                                   647,745          643,965         638,604
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                     531,579          531,579         531,579

Stockholders' Equity:
  Common stock                                                            1,163            1,158           1,156
  Additional paid-in capital                                            701,949          699,104         696,412
  Retained earnings                                                   2,672,351        2,617,608       2,584,600
  Less treasury stock                                                  (649,473)        (649,473)       (644,616)
                                                                 -------------------------------------------------

    Total stockholders' equity                                        2,725,990        2,668,397       2,637,552
                                                                 -------------------------------------------------

Total Liabilities and Stockholders' Equity                          $ 7,370,965      $ 7,074,559     $ 7,649,489
                                                                 =================================================

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

                                                                  Three Months Ended            Twelve Months Ended
                                                             ------------------------------ -----------------------------

                                                                May 4,          May 5,         May 4,         May 5,
                                                                 2002            2001           2002           2001
                                                             -------------  --------------- -------------- --------------

Net Sales                                                     $1,910,879       $1,920,309     $8,145,481     $8,404,292
Service Charges, Interest and Other Income                        61,962           57,276        238,114        245,330
                                                             -------------  --------------- -------------- --------------

                                                               1,972,841        1,977,585      8,383,595      8,649,622
                                                             -------------  --------------- -------------- --------------

  Cost of sales                                                1,226,428        1,253,007      5,481,123      5,685,959
  Advertising, selling, administrative
      and general expenses                                       519,719          541,531      2,169,577      2,224,990
  Depreciation and amortization                                   77,367           77,195        310,926        304,417
  Rentals                                                         15,222           15,798         72,207         75,735
  Interest and debt expense                                       43,846           48,185        186,049        213,782
  Asset impairment and store closing charges                           -                -          3,752         51,396
                                                             -------------  --------------- -------------- --------------

                                                               1,882,582        1,935,716      8,223,634      8,556,279
                                                             -------------  --------------- -------------- --------------

Income Before Income Taxes                                        90,259           41,869        159,961         93,343
Income Taxes                                                      32,495           16,035         62,245         26,100
                                                             -------------  --------------- -------------- --------------
Income Before Extraordinary Item                                  57,764           25,834         97,716         67,243
Extraordinary gain on the extinguishment
  of debt, net of income taxes                                       348            3,159          3,201         30,470
                                                             -------------  --------------- -------------- --------------
Net Income                                                        58,112           28,993        100,917         97,713
Retained Earnings at Beginning
  of  Period                                                   2,617,608        2,558,933      2,584,600      2,501,254
                                                             -------------  --------------- -------------- --------------

                                                               2,675,720        2,587,926      2,685,517      2,598,967
Cash Dividends Declared                                           (3,369)          (3,326)       (13,166)       (14,367)
                                                             -------------  --------------- -------------- --------------
Retained Earnings at End of Period                            $2,672,351       $2,584,600    $ 2,672,351     $2,584,600
                                                             =============  =============== ============== ==============

Basic Earnings Per Share:
  Income Before Extraordinary Item                                  $0.69           $ 0.30          $1.16          $0.76
  Extraordinary Gain                                                 0.00             0.04           0.04           0.34
                                                             -------------  --------------- -------------- --------------

  Net Income                                                        $0.69            $0.34          $1.20          $1.10
                                                             =============  =============== ============== ==============

Diluted Earnings Per Share:
  Income Before Extraordinary Item                                  $0.68           $ 0.30          $1.16          $0.76
  Extraordinary Gain                                                 0.00             0.04           0.04           0.34
                                                             -------------  --------------- -------------- --------------

  Net Income                                                        $0.68            $0.34          $1.20          $1.10
                                                             =============  =============== ============== ==============

Cash Dividends Declared Per
  Common Share                                                      $0.04            $0.04          $0.16          $0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                                Three Months Ended
                                                                          --------------------------------

                                                                             May 4,            May 5,
                                                                              2002              2001
                                                                          --------------   ---------------

Operating Activities:
Net income                                                                  $   58,112        $   28,993
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                               78,087            77,891
    Extraordinary gain on extinguishment of debt, net of taxes                    (348)           (3,159)
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable, net                                84,867            96,625
      Increase in merchandise inventories and other current assets            (340,492)         (492,466)
      Decrease (increase) in other assets                                        5,416            (8,845)
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                     207,133           482,134
                                                                          --------------   ---------------

Net cash provided by operating activities                                       92,775           181,173
                                                                          --------------   ---------------

Investing Activities:
  Purchases of property and equipment                                          (50,130)          (57,260)
                                                                          --------------   ---------------

Net cash used in investing activities                                          (50,130)          (57,260)
                                                                          --------------   ---------------

Financing Activities:
  Principal payments on long-term debt and capital lease obligations            (7,972)          (36,994)
  Proceeds from issuance of long-term debt                                      40,000                 -
  Proceeds from accounts receivable securitization                             100,000                 -
  Proceeds from issuance of common stock                                         2,850                 -
  Cash dividends paid                                                           (3,369)           (3,326)
  Purchase of treasury stock                                                          -          (17,468)
                                                                          --------------   ---------------

Net cash provided by (used in) financing activities                            131,509           (57,788)
                                                                          --------------   ---------------

Increase in Cash and Cash Equivalents                                          174,154            66,125
Cash and Cash Equivalents, Beginning of Period                                 152,960           193,980
                                                                          --------------   ---------------
Cash and Cash Equivalents, End of Period                                    $  327,114        $  260,105
                                                                          ==============   ===============

See notes to consolidated financial statements.

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 4, 2002

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Dillard’s, Inc.
        (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the
        United States of America for complete financial statements. Certain prior period balances have been reclassified to conform with current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and twelve month periods ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending
        February 1, 2003 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2002.

Note 2. Earnings Per Share Data

         The following table sets forth the computation of basic and diluted  earnings per share ("EPS") for the periods  indicated (in thousands, except per share data).

                                                                 Three Months Ended           Twelve Months Ended
                                                                 May 4,      May 5,           May 4,      May 5,
                                                                  2002        2001             2002        2001
                                                               ------------------------     ------------------------
Basic:
  Income before extraordinary item                                $ 57,764    $ 25,834          $97,716    $ 67,243
  Extraordinary gain                                                   348       3,159            3,201      30,470
                                                               ------------------------     ------------------------

  Net income available for
    per-share calculations                                        $ 58,112     $28,993         $100,917    $ 97,713
                                                               ========================     ========================

  Average shares of common stock outstanding                        84,100      84,834           83,836      88,468
                                                               ========================     ========================

Per Share of Common Stock
  Income before extraordinary item                                  $ 0.69     $  0.30           $ 1.16     $ 0 .76
  Extraordinary gain                                                     -        0.04             0.04        0.34
                                                               ------------------------     ------------------------
  Net Income                                                        $ 0.69     $  0.34           $ 1.20      $ 1.10
                                                               ========================     ========================

                                                                 Three Months Ended          Twelve Months Ended
                                                                 May 4,      May 5,          May 4,      May 5,
                                                                  2002        2001            2002        2001
                                                               -----------------------     ------------------------
Diluted:
  Income before extraordinary item                                $ 57,764   $ 25,834          $97,716     $67,243
  Extraordinary gain                                                   348      3,159            3,201      30,470
                                                               -----------------------     ------------------------

  Net income available for
    per-share calculations                                        $ 58,112    $28,993         $100,917     $97,713
                                                               =======================     ========================

  Average shares of common stock outstanding                        84,100     84,834           83,836      88,468
  Stock options                                                        887        610              536         180
                                                               -----------------------     ------------------------

  Total average equivalent shares                                   84,987     85,444           84,372      88,648
                                                               =======================     ========================

Per Share of Common Stock
  Income before extraordinary item                                  $ 0.68     $ 0.30           $ 1.16     $  0.76
  Extraordinary gain                                                     -       0.04             0.04        0.34
                                                               -----------------------     ------------------------
  Net Income                                                        $ 0.68     $ 0.34           $ 1.20      $ 1.10
                                                               =======================     ========================

         Options to purchase  6,479,416 and 6,961,233  shares of Class A common stock at prices ranging from $25.13 to $40.22 per share were  outstanding at May 4, 2002 and May 5, 2001,  respectively,  but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 3. Note Repurchase and Mortgage

         During the quarter ended May 4, 2002, the Company  repurchased $6.1 million of its outstanding  unsecured notes prior to their related  maturity dates.  Interest rates on the repurchased  securities  ranged from 6.4% to 9.1%.  Maturity dates ranged from
         2004 to 2023. In connection with these  transactions,  the Company recorded after tax  extraordinary  gains during the quarter ended May 4, 2002 of $348,000 (net of income taxes of $196,000).

         During the  quarter  ended May 4,  2002,  a joint  venture  of the  Company  borrowed  $40  million.  . The  mortgage  note is non-recourse with building,  land and improvements of Sunrise Mall in Brownsville,  Texas pledged as collateral.  The variable rate mortgage  note pays  interest  only at the one month LIBOR plus 3% on a monthly  basis with the entire  unpaid  principal balance due and payable on May 4, 2004.

Note 4. Revolving Credit Agreement

        The Company completed the documentation process and closed on a new $400 million revolving credit facility with Fleet Retail Finance Inc. (“Fleet”) on May 9, 2002. Borrowings under the facility will be at Fleet’s Base Rate or the Eurodollar Rate plus 1.75%. The line of credit agreement is secured by inventory of certain Company stores. The agreement will expire on May 9, 2005.

Note 5. Accounts Receivable Securitization

        The Company sold an additional $100 million in accounts receivable securitization bringing the total accounts receivable securitizations sold and excluded from the balance sheet at May 4, 2002 to $400 million.

Note 6. Goodwill

         The Company adopted  Statement of Financial  Accounting  Standards  ("SFAS") No. 142,  "Goodwill and Other Intangible  Assets"
         effective  February 3, 2002.  It changes the  accounting  for goodwill from an  amortization  method to an  "impairment  only"
         approach.  Under SFAS No. 142,  goodwill is no longer  amortized but reviewed for  impairment  annually or more  frequently if certain  indicators  arise. The Company is required to complete the initial step of a transitional  impairment test within six months of adoption of SFAS No. 142.

        The application of the nonamortization provisions of this statement resulted in an increase in net
        income of approximately $3.9 million ($.05 per fully diluted    share) during the 13 weeks ended
        May 4, 2002. Application of the nonamortization provisions of this statement is expected to result in an increase in net income of approximately $15.6 million ($.18 per fully diluted share) during the 52 weeks ended February 1, 2003.

        The Company will test goodwill for impairment using the two-step process prescribed in SFAS
        No. 142. The Company expects to complete the required impairment tests of goodwill in the second quarter of 2002. Based on steps the Company has taken to prepare for the adoption of
        SFAS No. 142, it is likely that a portion of the goodwill will be impaired using the impairment test required by the statement.  The Company will restate its May 4, 2002 quarterly results to reflect the loss as a cumulative effect of a change in accounting principle, as required by SFAS No. 142.

        The following pro forma financial information is presented as if the statement was adopted at
        February 2, 2001(in thousands, except per share amounts):

                                                             Three Months Ended             Twelve Months Ended
                                                     May 4, 2002       May 5, 2001      May 4, 2002       May 5, 2001
                                                                (Unaudited)                        (Unaudited)

   Reported net income                                        $58,112          $28,993          $100,917          $97,713
   Add back:
   Goodwill amortization                                                         3,901            11,703           15,795
   Pro forma net income                                       $58,112          $32,894          $112,620         $113,508

   Earnings per share reported - basic                          $0.69            $0.34             $1.20            $1.10
   Goodwill amortization                                                          0.05              0.14             0.18
   Pro forma earnings per share - basic                         $0.69            $0.39             $1.34            $1.28

   Earnings per share reported -- diluted                       $0.68            $0.34             $1.20            $1.10
   Goodwill amortization                                                          0.05              0.14             0.18
   Pro forma earnings per share - diluted                       $0.68            $0.39             $1.34            $1.28

Note 7. Recently Issued Accounting Standards

         In October 2001,  the FASB issued SFAS No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets." SFAS No.
         144 addresses the  accounting  and reporting for the  impairment or disposal of long-lived  assets.  The statement  provides a single  accounting  model for long-lived  assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale.  This  statement  also  focuses  on  reporting  the  effects of a disposal  of a segment  of a  business.  This statement is effective for fiscal years  beginning  after December 15, 2001.  The Company has determined  that the adoption of
         SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

Note 8. New Accounting Standards

        In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of
        FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items.  SFAS 145 rescinds SFAS 44 since the provisions of the Motor
        Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishement of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company’s financial position or results of operations.

ITEM 2. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

General

Net Sales.  Net sales include sales of comparable  stores,  non-comparable  stores and lease income on leased  departments.  Comparable store sales include  sales for those stores which were in operation  for a full period in both the current month and the  corresponding month for the prior year.  Non-comparable  store sales include sales in the current  fiscal year from stores opened during the previous fiscal year before they are  considered  comparable  stores,  new stores  opened in the current  fiscal year and sales in the  previous fiscal year for stores that were closed in the current fiscal year.

Service charges,  interest and other income.  Service charges,  interest and other income include interest and service charges,  net of service charge  write-offs,  related to the Company's  proprietary  credit card sales offset by interest  expense on off-balance  sheet accounts  receivable  securitizations.  Other income relates to joint ventures accounted for by the equity method and gains (losses) on the sale of property and equipment.

Cost of sales.  Cost of sales  includes the cost of  merchandise,  bank card fees,  freight to the  distribution  center,  employee and promotional discounts and payroll for salon personnel.

Advertising,  selling,  administrative and general expenses.  Advertising,  selling, administrative and general expenses include buying and occupancy, selling,  distribution,  warehousing,  store management and corporate expenses, including payroll and employee benefits, insurance,  employment taxes,  advertising,  management information systems,  legal, bad debt costs and other corporate level expenses.
Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Depreciation  and  amortization.   Depreciation  and  amortization   expenses  include  depreciation  on  property  and  equipment  and amortization of goodwill.

Rentals.  Rentals include expenses for store leases and data processing equipment rentals.

Interest and debt expense.  Interest and debt expense includes  interest  relating to the Company's  unsecured  notes,  mortgage notes, the Guaranteed  Beneficial Interests in the Company's  Subordinated  Debentures,  amortization of financing intangibles and interest on capital lease obligations.

Asset  impairment  and store  closing  charges.  Asset  impairment  and store closing  charges  consist of write downs to fair value of under-performing  stores  including  property and equipment and goodwill and exit costs  associated with the closure of certain stores.
Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Extraordinary  gain.  Extraordinary  gain consists of gains on the  repurchase of  outstanding  unsecured  notes prior to their related maturity dates net of the write-off of unamortized deferred financing costs relating thereto.

Critical Accounting Policies and Estimates

The Company's  accounting  policies are more fully  described in Note 1of Notes to Consolidated  Financial  Statements in the Company's
Annual  Report on Form 10-K for the fiscal year ended  February 2, 2002.  As  disclosed  in Note 1 of Notes to  Consolidated  Financial
Statements,  the preparation of financial  statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  about future events that affect the amounts  reported in the consolidated  financial  statements and accompanying  notes.  Since future events and their effects cannot be determined  with absolute  certainty,  actual results will differ from those  estimates.  The Company  evaluates  its estimates and judgments on an on-going  basis and  predicates  those  estimates and judgments on historical  experience  and on various other factors that are believed to be reasonable  under the  circumstances.  Actual results may differ from these under different assumptions or conditions.

Management of the Company believes the following critical  accounting  policies,  among others,  affect its more significant  judgments and estimates used in preparation of the Consolidated Financial Statements.

Merchandise inventory.  Approximately 97% of the inventories are valued at lower of cost or market using the retail last-in,  first-out
("LIFO")  inventory  method.  Under the retail inventory  method ("RIM"),  the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated  cost to retail ratio to the retail value of  inventories.  RIM is an averaging  method that has been widely used in the retail  industry due to its  practicality.  Additionally,  it is  recognized  that the use of RIM will result in valuing  inventories  at the lower of cost or market if markdowns are  currently  taken as a reduction of the retail value of inventories.  Inherent in the RIM calculation  are certain  significant  management  judgments and estimates  including,  among others, merchandise  markon,  markups,  and  markdowns,  which  significantly  impact the  ending  inventory  valuation  at cost as well as the resulting  gross  margins.  Management  believes that the Company's RIM and  application of LIFO provide an inventory  valuation  which results in a carrying value at the lower of cost or market.  The remaining 3% of the inventories are valued by the specific  identified cost method.

Allowance for doubtful  accounts.   The  accounts  receivable  from the Company's  proprietary  credit card sales are subject to credit losses.  The Company  maintains  allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make  required  payments.  The  adequacy  of the  allowance  is based on  historical  experience  with  similar  customers  and current macroeconomic conditions.

Long-lived assets and joint ventures.  In evaluation of the fair value and future benefits of long-lived  assets,  the Company performs an analysis of the  anticipated  undiscounted  future net cash flows of the related  long-lived  assets.  If the carrying  value of the related  asset  exceeds the  undiscounted  cash flows,  the Company  reduces the carrying  value to its fair value,  which is generally calculated  using  discounted  cash flows.  Various  factors  including  future  sales  growth and profit  margins are included in this analysis.  To the extent these future projections or the Company's  strategies change, the conclusion  regarding  impairment may differ from the Company's  current  estimates.  The Company's  joint  ventures are evaluated  based on operating  cash flows of the respective malls. Future adverse changes to the Company's joint ventures,  from changes in real estate values,  demographics,  or the introduction of similar retail outlets into the joint ventures  market,  could result in losses or an inability to recover the carrying value of the malls, thereby possibly causing an impairment charge in the future.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                            Three Months Ended           Twelve Months Ended
                                            May 4,       May 5,          May 4,        May 5,
                                             2002         2001            2002          2001
                                          -----------   ----------     -----------   -----------

Net sales                                      100.0%     100.0%        100.0%      100.0%
Cost of sales                                   64.2         65.2            67.3          67.7
                                          -----------   ----------     -----------   -----------

Gross profit                                    35.8         34.8            32.7          32.3

Advertising, selling, administrative
  and general expenses                          27.2         28.2            26.6          26.5
Depreciation and amortization                    4.1          4.0             3.8           3.6
Rentals                                          0.8          0.9             0.9           0.9
Interest and debt expense                        2.3          2.5             2.3           2.5
Asset impairment and store closing
  charges                                          -            -               -           0.6
                                          -----------   ----------     -----------   -----------

     Total operating expenses                   34.4         35.6            33.6          34.1
Service charges, interest and other              3.3          3.0             2.9           2.9
income
                                          -----------   ----------     -----------   -----------

Income before income taxes                       4.7          2.2             2.0           1.1
Income taxes                                     1.7          0.9             0.8           0.3
                                          -----------   ----------     -----------   -----------

Income before extraordinary item                              1.3             1.2           0.8
                                                 3.0
Extraordinary gain                                 -          0.2               -           0.4
                                          -----------   ----------     -----------   -----------
Net income                                       3.0%       1.5%          1.2%        1.2%
                                          ===========   ==========     ===========   ===========

Net Sales

Net sales were  relatively  flat on a total  basis for the three month  period  ended May 4, 2002,  compared to the three month  period ended May 5, 2001.  Sales in  comparable  stores  decreased  1%.  Sales  declined  slightly in all  merchandising  categories  with the exception of cosmetics and women's and juniors  clothing.  Cosmetics  increased 1% with women's and junior clothing being flat compared to the prior period.  Net sales  decreased 3% for the twelve month period ended May 4, 2002 compared to the same period in 2001.  These decreases were primarily due to decreases in comparable store sales.

Cost of Sales

Cost of sales,  as a percent of net sales,  was 64.2% and 67.3% for the three and twelve month  periods  ended May 4, 2002  compared to
65.2% and 67.7% for the three and twelve month  periods  ended May 5, 2001.  The reduction of 100 basis points in cost of sales for the three  months  ended May 4,  2002,  is  attributable  to a higher  level of  initial  markups,  partially  offset by a higher  level of markdowns.  The gross margin  improvement is also attributable to recent inventory  reduction measures and the ongoing execution of key merchandising initiatives.

Comparable store inventories decreased 11% from last year's first quarter levels.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses (“SG&A expenses”)
for the three months ended May 4, 2002 decreased $22 million compared with May 5, 2001.
SG&A expenses, as a percentage of net sales, were 27.2% and 26.6% for the three and twelve month periods ended May 4, 2002 compared to 28.2% and 26.5% for the comparable 2001 periods.

The decrease in SG&A expenses, as a percent of net sales, for the three month period ended
May 4, 2002 is primarily attributable to savings of $11 million in payroll and $9 million in certain occupancy costs and contracted services.

Depreciation and Amortization Expense

Depreciation  and  amortization  expense  increased  $172,000 and $6.5 million for the three and twelve month periods ended May 4, 2002 compared to similar  periods in 2001, due primarily to new asset additions as well as increased  expenditures  in technology,  which is depreciated  at a more rapid rate.  The three and twelve  month  periods  ended May 5, 2001  contained  an  additional  $3.9 million in goodwill amortization.  Goodwill is no longer amortized subsequent to the adoption of SFAS No. 142 on February 3, 2002.

Rentals

Rental  expense,  as a percent of net sales,  remained  relatively flat for the three and twelve month periods ended May 4, 2002 at .8%
and .9%, respectively, compared to .9% and .9%, respectively, for the three and twelve month periods ended May 5, 2001.

Interest and Debt Expense

Interest  and debt expense for the three months  ended May 4, 2002  decreased to $43.8  million or 2.3% of net sales  compared to $48.2 million or 2.5% of net sales for the three months ended May 5, 2001.  This  reduction is due  primarily to a decrease of  approximately
$323 million in the average  amount of  outstanding  debt in the first  quarter of 2002  compared to the first quarter of 2001 and to a reduction in short term interest rates from last year's first quarter.

Interest and debt expense,  as a percent of net sales,  was 2.3% in the twelve month period ended May 4, 2002,  compared to 2.5% in the similar period in 2001.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended May 4, 2002 increased to $62.0 million or 3.3% of net sales compared to $57.3 million or 3.0% of net sales for the three months ended May 5, 2001. This increase is due to a $106 million increase in the average amount of outstanding accounts receivable in the first quarter of 2002 compared to the first quarter of 2001.

Income Taxes

The actual  federal and state income tax rate for the three month periods  ended May 4, 2002 and May 5, 2001 was 36%,  exclusive of the nondeductible  goodwill  amortization  in 2001.  The  Company's  actual  federal and state income tax rate  (exclusive of the effect of nondeductible  goodwill  amortization)  was reduced  from 37% in fiscal 1999 to 36% in fiscal  2000.  The effect of the reduced rate on the  Company's  deferred  income  taxes was to reduce the income tax  provision by $16 million for the twelve month period ended May 5,
2001.

Financial Condition

Cash  provided by  operating  activities  totaled  $92.8  million and $181.2  million for the three months ended May 4, 2002 and May 5,
2001,  respectively.  The  decrease in operating  cash flow for the three months in 2002 is due to a smaller  increase in the amount of accounts payable from year end levels  partially  offset by a smaller  increase in inventories  from year end levels.  Comparable store inventories decreased 11% from last year's first quarter levels.

The Company  invested  $50.1 million in capital  expenditures  for the three months ended May 4, 2002 compared to $57.3 million for the three months ended May 5, 2001.

During the three months ended May 4, 2002, the Company  opened its newly  constructed  98,000 square foot location at Prescott  Gateway in  Prescott,  Arizona.  The  Company  anticipates  opening  an  additional  five new  stores  in 2002,  resulting  in an  addition  of approximately  579,000  square  feet of retail  space net of replaced  square  footage.  In  addition,  the  Company  opened two former
Montgomery  Ward store locations  during the quarter and anticipates  opening two more locations in fiscal 2002. The Company closed one store location during the quarter and has announced the upcoming second quarter closing of an additional store.

Cash provided by financing  activities  for the three months ended May 4, 2002 totaled  $131.5  million  compared to cash used of $57.8 million  for the three  months  ended May 5, 2001.  During  the three  months  ended May 4, 2002,  the  Company  issued $40  million of variable rate mortgage  notes due 2004.  The Company sold an additional  $100 million in accounts  receivable  securitization  bringing the total  accounts  receivable  securitizations  sold and excluded from the balance  sheet at May 4, 2002 to $400 million.  During the quarter ended May 4, 2002, the Company  repurchased  $6.1 million of its outstanding  unsecured  notes prior to their related  maturity dates and paid down another $2.4  million.  During the three months  ended May 5, 2001,  the Company  reduced its level of  outstanding debt by $41.4 million.

During the three months ended May 5, 2001, the Company  repurchased  approximately  1.0 million Class A Common Shares for approximately
$17.5  million  under its  existing  $200  million  share  repurchase  authorization.  Approximately  $75  million in share  repurchase authorization remained under this open-ended plan at May 4, 2002.

Management of the Company  anticipates  that it will be necessary to incur short term  borrowings of up to $445 million  during periods of peak  working  capital  demand in the fourth  quarter of 2002.  Although the Company has an unused  committed  line of credit in the amount of $400 million,  management  expects to accomplish these borrowings through the  securitization of accounts  receivable.  Other than peak working  capital  requirements  management  believes  that cash  generated  from  operations  will be sufficient to cover its reasonably foreseeable working capital,  capital expenditure,  stock repurchase and debt service requirements.  Depending on conditions in the capital  markets and other  factors,  the Company will from time to time consider the issuance of debt or other  securities,  or other possible capital market  transactions,  the proceeds of which could be used to refinance current  indebtedness or other corporate purposes.

New Accounting Standards

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
This  statement  also  focuses on reporting  the effects of a disposal of a segment of a business.  This  statement  is  effective  for fiscal  years  beginning  after  December  15,  2001.  The Company  has  determined  that the  adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

In April 2002,  Statement of Financial  Accounting  Standards No. 145,  "Rescission of FASB  Statements No. 4, 44 and 64,  Amendment of
FASB Statement No. 13, and Technical  Corrections"  ("SFAS 145") was issued.  SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from  extinguishments  of debt to be classified as  extraordinary  items.  SFAS 145 rescinds SFAS 44 since the provisions of the
Motor  Carrier  Act of 1980 are  complete.  SFAS  145  also  amends  SFAS 13  eliminating  inconsistencies  in  certain  sale-leaseback transactions.  The  provisions  of SFAS  145 are  effective  for  fiscal  years  beginning  after  May 15,  2002.  Any  gain or loss on extinguishement  of debt that was classified as an extraordinary  item in prior periods  presented shall be  reclassified.  The Company does not  expect  that the  adoption  of SFAS 145 will have a  material  effect on the  Company's  financial  position  or  results  of operations.

Forward-Looking Information

Statements  in  the  Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations  include  certain
"forward-looking  statements",  including  (without  limitation)  statements with respect to anticipated future operating and financial performance,  growth  and  acquisition  opportunities  and other  similar  forecasts  and  statements  of  expectation.  Words  such as
"expects,"  "anticipates,"  "plans," and  "believes," and variations of these words and similar  expressions,  are intended to identify these  forward-looking  statements.  The  Company  cautions  that  forward-looking  statements,  as such term is defined in the Private
Securities  Litigation  Reform Act of 1995,  contained in this report,  the Company's  annual report on Form 10-K or made by management are based on estimates,  projections,  beliefs and  assumptions of management at the time of such  statements and are not guarantees of future  performance.  The Company disclaims any obligation to update or revise any  forward-looking  statements based on the occurrence of future  events,  the  receipt of new  information,  or  otherwise.  Forward-looking  statements  of the  Company  involve  risks and uncertainties  and are subject to change  based on various  important  factors.  Actual  future  performance,  outcomes and results may differ  materially  from those expressed in  forward-looking  statements made by the Company and its management as a result of a number of risks,  uncertainties and assumptions.  Representative  examples of those factors (without  limitation) include general industry and economic  conditions;  economic and weather  conditions  for regions in which the Company's  stores are located and the effect of these factors on the buying patterns of the Company's  customers;  changes in consumer spending patterns and debt levels;  trends in personal bankruptcies;  the impact of competitive  market factors and other economic and  demographic  changes of similar or dissimilar  nature;
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the quarter ended May 4, 2002, the Company  repurchased  $6.1 million of its outstanding  unsecured notes prior to their related maturity dates.  Interest rates on the repurchased securities ranged from 6.4% to 9.1%.  Maturity dates ranged from 2004 to 2023.

Except as disclosed  above,  there have been no material changes in the information set forth under caption "Item  7A-Quantitative  and
Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

    Three Months Ended                                    Fiscal Years Ended
----------------------------  ----------------------------------------------------------------------------

   May 4,         May 5,      February 2,     February 3,    January 29,     January 30,     January 31,
    2002           2001           2002           2001*           2000           1999            1998
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    2.83           1.75           1.48           1.54            2.04           1.97            3.69
==============  ============  =============  ============== =============== ==============  ==============

*  53 week year.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit (12): Statement re:  Computation of Ratio of Earnings to Fixed Charges

(b)      Reports of Form 8-K filed during the first quarter: Adoption of shareholder rights plan by Dillard’s Board of Directors on March 2, 2002.

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      DILLARD'S Inc.
                                                                      (Registrant)

Date:  June 18, 2002                                                  /s/ James I. Freeman
                                                                      James I. Freeman
                                                                      Senior Vice-President & Chief Financial Officer
                                                                      (Principal Financial and Accounting Officer)