Form 10-Q
period 2002-08-03
DILLARDS INC
filed 2002-09-17
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS A COMMON STOCK as of  August 3, 2002           80,659,685
                  CLASS B COMMON STOCK as of  August 3, 2002            4,010,929

Index

DILLARD'S, INC.

                                                                                                          Page
                                                                                                         Number

Part I. Financial Information

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of August 3, 2002, February 2, 2002 and August 4,                     3
               2001.
         Consolidated Statements of Operations and Retained Earnings for the Three, Six and
              Twelve Month Periods Ended August 3, 2002 and August 4, 2001.                                   4

         Consolidated Statements of Cash Flows for the Six Months Ended August 3, 2002 and
              August 4, 2001.                                                                                 5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           16

Part II. Other Information

Item 1.  Legal Proceedings.                                                                                   16

Item 2.  Changes in Securities and Use of Proceeds.                                                           16

Item 3.  Defaults Upon Senior Securities.                                                                     16

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 17

Item 5.  Other Information.                                                                                   17

Item 6.  Exhibits and Reports on Form 8-K.                                                                    18

Signatures                                                                                                    18

Certifications                                                                                                19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                                    August 3,      February 2,       August 4,
                                                                      2002            2002             2001
                                                                 -------------------------------- ----------------

Assets
Current Assets:
  Cash and cash equivalents                                            $ 118,546      $  152,960        $  53,231
  Accounts receivable, net                                             1,111,665       1,074,940          860,243
  Merchandise inventories                                              1,696,035       1,561,863        1,832,829
  Other current assets                                                    18,791          24,747           43,018
                                                                 -------------------------------- ----------------

    Total current assets                                               2,945,037       2,814,510        2,789,321

Property and equipment, net                                            3,376,382       3,455,715        3,502,165
Goodwill, net                                                             39,214         569,545          577,347
Other assets                                                             227,178         234,789          261,757
                                                                 -------------------------------- ----------------

Total Assets                                                          $6,587,811     $ 7,074,559       $7,130,590
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                          $ 752,637      $  808,231        $ 801,438
  Federal and state income taxes                                          20,505          19,354            3,518
  Current portion of long-term debt                                       89,665          98,317          208,262
  Current portion of capital lease obligations                             2,078           2,169            2,353
                                                                 -------------------------------- ----------------

    Total current liabilities                                            864,885         928,071        1,015,571

Long-term debt                                                         2,193,181       2,124,577        2,200,139
Capital lease obligations                                                 19,484          20,459           21,342
Other liabilities                                                        116,327         157,511          126,150
Deferred income taxes                                                    660,397         643,965          624,797
Guaranteed preferred beneficial interests in the
  Company's subordinated debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,166           1,158            1,157
  Additional paid-in capital                                             704,970         699,104          696,409
  Retained earnings                                                    2,145,295       2,617,608        2,562,919
  Less treasury stock                                                  (649,473)       (649,473)        (649,473)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,201,958       2,668,397        2,611,012
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $6,587,811      $7,074,559       $7,130,590
                                                                 ================================ ================

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                               Three Months Ended            Six Months Ended           Twelve Months Ended
                                          ----------------------------- --------------------------- ----------------------------
                                            August 3,      August 4,     August 3,     August 4,     August 3,      August 4,
                                              2002           2001           2002          2001          2002           2001
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net sales                                    $1,817,976     $1,828,304    $3,728,855    $3,748,613    $8,135,153     $8,389,233
Service charges, interest and other income       67,765         60,299       131,160       120,532       255,404        260,590
                                          -------------- -------------- ------------- ------------- -------------  -------------

                                              1,885,741      1,888,603     3,860,015     3,869,145     8,390,557      8,649,823
Costs and Expenses:
  Cost of sales                               1,197,299      1,238,370     2,423,727     2,491,377     5,440,052      5,696,492
  Advertising, selling, administrative
      and general expenses                      530,960        537,941     1,050,679     1,079,472     2,162,596      2,240,284
  Depreciation and amortization                  76,893         76,840       154,260       154,035       310,979        305,556
  Rentals                                        15,003         15,785        30,225        31,583        71,425         75,430
  Interest and debt expense                      46,912         51,005        92,191       102,147       191,780        220,857
  Asset impairment and store closing
    charges                                       (862)          2,000         (862)         2,000           890         53,396
                                          -------------- -------------- ------------- ------------- -------------  -------------

                                              1,866,205      1,921,941     3,750,220     3,860,614     8,177,722      8,592,015
                                          -------------- -------------- ------------- ------------- -------------  -------------

Income (loss) before income taxes                19,536       (33,338)       109,795         8,531       212,835         57,808
Income taxes (benefit)                            7,035       (12,770)        39,530         3,265        82,050         12,495
                                          -------------- -------------- ------------- ------------- -------------  -------------
Income (loss) before extraordinary item          12,501       (20,568)        70,265         5,266       130,785         45,313
  and accounting change
Extraordinary gain (loss) on extinguishment
  of debt, net of income taxes                  (5,835)          1,963       (5,487)         5,122       (4,597)         28,042
Cumulative effect of accounting change,
  net of income taxes                                 -              -     (530,331)             -     (530,331)              -
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net Income (loss)                                 6,666       (18,605)     (465,553)        10,388     (404,143)         73,355
Retained earnings at beginning
  of the period                               2,142,020      2,584,600    2,617,608      2,558,933     2,562,919      2,503,263
                                          -------------- -------------- ------------- ------------- -------------  -------------

                                              2,148,686      2,565,995    2,152,055      2,569,321     2,158,776      2,576,618
Cash dividends declared                         (3,391)        (3,076)      (6,760)        (6,402)      (13,481)       (13,699)
                                          -------------- -------------- ------------- ------------- -------------  -------------
Retained earnings at end of period           $2,145,295     $2,562,919   $2,145,295     $2,562,919   $ 2,145,295    $ 2,562,919
                                          ============== ============== ============= ============= =============  =============

Basic earnings per share:
  Earnings (loss) before extraordinary
    item and accounting change                    $0.15        $(0.24)        $0.83         $0.06         $1.56          $0.52
  Extraordinary gain (loss)                      (0.07)           0.02        (0.07)         0.06         (0.06)          0.33
  Cumulative effect of accounting change              -              -        (6.28)            -         (6.31)             -
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net income (loss)                                 $0.08        $(0.22)       $(5.52)        $0.12        $(4.81)         $0.85
                                          ============= =============  ============= ============== ============== =============

Diluted earnings per share:
  Earnings (loss) before extraordinary
     item and accounting change                   $0.15        $(0.24)        $0.82         $0.06         $1.54          $0.52
  Extraordinary gain (loss)                      (0.07)           0.02        (0.06)         0.06         (0.05)          0.33
  Cumulative effect of accounting change              -              -        (6.21)             -        (6.26)             -
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net income (loss)                                $0.08         $(0.22)       $(5.45)        $0.12        $(4.77)         $0.85
                                          ============== ============== ============= ============= =============  =============

Cash dividends declared per common share         $0.04          $0.04         $0.08         $0.08         $0.16          $0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                                     Six Months Ended
                                                                             ------------------------------
                                                                                 August 3,       August 4,
                                                                                   2002           2001
                                                                              --------------- --------------
Operating Activities:
Net income (loss)                                                                $ (465,553)       $ 10,388
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                    155,755        155,477
    Extraordinary (gain) loss on extinguishment of debt, net of taxes                  5,487        (5,122)
    Asset impairment and store closing charges                                         (862)          2,000
    Cumulative effect of accounting change                                           530,331              -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                                           103,275        118,998
      Increase in merchandise inventories and other current assets                 (128,216)      (206,120)
      Decrease (increase) in other assets                                              6,116          (318)
      (Decrease) increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                          (42,674)        120,528
                                                                              --------------- --------------
Net cash provided by operating activities                                            163,659        195,831

Investing Activities:
  Purchases of property and equipment                                              (107,500)      (140,067)
                                                                              --------------- --------------
Net cash used in investing activities                                              (107,500)      (140,067)

Financing Activities:
  Proceeds from long-term borrowings                                                  40,000              -
  Principal payments on long-term debt and capital lease obligations               (229,687)      (167,786)
  Cash dividends paid                                                                (6,760)        (6,402)
  Proceeds from issuance of common stock                                               5,874              -
  Proceeds from accounts receivable securitization                                   100,000              -
  Purchase of treasury stock                                                               -       (22,325)
                                                                              --------------- --------------
Net cash used in financing activities                                               (90,573)      (196,513)

Decrease in cash and cash equivalents                                               (34,414)      (140,749)
Cash and cash equivalents, beginning of period                                       152,960        193,980
                                                                              --------------- --------------
Cash and cash equivalents, end of period                                           $ 118,546       $ 53,231
                                                                              =============== ==============
See notes to consolidated financial statements.

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc.(the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United
States of America for complete financial statements. Certain prior period balances have been reclassified to conform with current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, six and twelve month periods ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003, due to the seasonal nature of the business.
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

                                              Three Months Ended          Six Months Ended         Twelve Months Ended
                                            ------------------------  -------------------------  -------------------------
                                             August 3,   August 4,      August 3,   August 4,      August 3,   August 4,
                                               2002        2001           2002         2001          2002         2001
                                            ------------------------  -------------------------  -------------------------

Basic:

 Earnings (loss) before extraordinary
     item and accounting change                $ 12,501  $ (20,568)        $ 70,265     $5,266        $130,785    $45,313
  Extraordinary gain (loss)                     (5,835)       1,963         (5,487)      5,122         (4,597)     28,042
  Cumulative effect of accounting change              -           -       (530,331)          -       (530,331)          -
                                            ------------------------  -------------------------  -------------------------
   Net earnings (loss) available for
    per-share calculations                      $ 6,666  $ (18,605)      $(465,553)    $10,388      $(404,143)    $73,355
                                            ========================  =========================  =========================

  Average shares of common stock
    outstanding                                  84,597      83,790          84,349     84,312          84,038     86,230
                                            ========================  =========================  =========================

  Per share of common stock:
  Earnings (loss) before extraordinary
     item and accounting change                 $  0.15    $ (0.24)         $  0.83     $ 0.06         $  1.56     $ 0.52
  Extraordinary gain (loss)                      (0.07)        0.02          (0.07)       0.06          (0.06)       0.33
  Cumulative effect of accounting change              -           -          (6.28)          -          (6.31)          -
                                            ------------------------  -------------------------  -------------------------
  Net income (loss)                             $  0.08    $ (0.22)        $ (5.52)     $ 0.12        $ (4.81)     $ 0.85
                                            ========================  =========================  =========================

                                                  Three Months Ended          Six Months Ended         Twelve Months Ended
                                             ------------------------  -------------------------  -------------------------
                                              August 3,   August 4,     August 3,    August 4,      August 3,   August 4,
                                                2002        2001           2002        2001            2002        2001
                                             ------------------------  -------------------------   ------------------------

Diluted:

  Earnings (loss) before extraordinary
     item and accounting change                 $ 12,501  $ (20,568)       $ 70,265      $5,266        $130,785    $45,313
  Extraordinary gain (loss)                      (5,835)       1,963        (5,487)       5,122         (4,597)     28,042
  Cumulative effect of accounting change               -           -      (530,331)           -       (530,331)          -
                                             ------------------------  -------------------------   ------------------------

  Net earnings  (loss) available for
    per-share calculations                       $ 6,666  $ (18,605)     $(465,553)     $10,388      $(404,143)    $73,355
                                             ========================  =========================   ========================

  Average shares of common stock                  84,597      83,790         84,349      84,312          84,038     86,230
    outstanding
  Stock options                                    1,223           -          1,055         538             725        297
                                             ------------------------  -------------------------   ------------------------
  Total average equivalent shares                 85,820      83,790         85,404      84,850          84,763     86,527
                                             ========================  =========================   ========================

  Per share of common stock:
  Earnings (loss) before extraordinary
     Item and accounting change                  $  0.15    $ (0.24)        $  0.82      $ 0.06         $  1.54     $ 0.52
  Extraordinary gain (loss)                       (0.07)        0.02         (0.06)        0.06          (0.05)       0.33
  Cumulative effect of accounting change               -           -         (6.21)           -          (6.26)          -
                                             ------------------------  -------------------------   ------------------------
  Net income (loss)                              $  0.08    $ (0.22)       $ (5.45)      $ 0.12        $ (4.77)     $ 0.85
                                             ========================  =========================   ========================

         Total stock options  outstanding  were  11,401,725 and  11,525,335 at August 3, 2002 and August 4, 2001. Of these,  options to purchase  4,132,032 and 8,944,185  shares of Class A common stock at prices ranging from $24.01 to $40.22 and $18.13 to $40.22 per share were  outstanding at August 3, 2002 and August 4, 2001,  respectively,  but were not included in the  computation of diluted  earnings per share  because they would be  antidilutive.  No stock  options were  included for the three months ended
         August 4,  2001  computation  of  diluted  earnings  per share  because  they  would be  antidilutive  due to the loss  before extraordinary item.

Note 3. Note Repurchase and Mortgage

During the quarter ended August 3, 2002, the Company repurchased $67.1 million of its outstanding unsecured notes prior to their related maturity dates. During the six months ended August 3, 2002, the Company repurchased $73.2 million of its outstanding unsecured notes prior to their related maturity dates. During the quarter ended August 3, 2002, the Company also retired the remaining $143 million of its 6.31% Reset Put Securities (“REPS”) due August 1, 2012
prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.13% to 9.50%. Maturity dates ranged from 2002 to 2028. In connection with these transactions, the Company recorded after tax extraordinary losses during the three and six months ended August 3, 2002 of $5.8 million (net of income taxes of $3.3 million) and $5.5 million (net of income taxes of $3.1 million), respectively.

During the quarter ended May 4, 2002, a joint venture of the Company borrowed $40 million. The mortgage note is non-recourse with building, land and improvements of Sunrise Mall in Brownsville, Texas pledged as collateral. The variable rate mortgage note pays interest only at the one month LIBOR plus 3% on a monthly basis with the entire unpaid principal balance due and payable on May 4, 2004.

Note 4. Revolving Credit Agreement

During the quarter ended August 3, 2002, the Company completed the documentation process and closed on a new
$400 million revolving credit facility with Fleet Retail Finance Inc. (“Fleet”). Borrowings under the facility accrue interest at Fleet’s Base Rate or the Eurodollar Rate plus 1.75%. The line of credit agreement is secured by inventory of certain Company stores. The agreement expires on May 9, 2005.

Note 5. Accounts Receivable Securitization

The Company sold an additional $100 million in accounts receivable securitizations to third parties bringing the total accounts receivable securitizations sold at August 3, 2002 to $400 million. The Company utilizes these securitizations of its credit card receivable portfolio as a financing vehicle. The Company accounted for these transactions as off balance sheet financing. In early May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable to its master trust from qualifying as a sale and thus receiving off balance sheet treatment.
The Company decided not to amend its agreements to allow continuing off balance sheet treatment, but to allow accounts receivable and the related financing to be brought back onto the balance sheet. As a result of this decision, the Company took a charge to its income statement in the amount of $3.2 million related to the amortization of the beneficial interests recognized up front on the off balance sheet financing. The Company anticipates that an additional charge of $2.2 million will be incurred in the third quarter of 2002. As a result, the Company put approximately $240 million of debt and the related asset on its balance sheet as of August 3, 2002. An additional $160 million will be put on its balance sheet during the third quarter of 2002.

The Company has reclassified interest expense related to its accounts receivable securitizations from other revenue to interest expense on its consolidated statements of operations for all periods presented.

Note 6. Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”)No. 142, “Goodwill and
Other Intangible Assets” effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate.

Related to the 1998 acquisition of Mercantile Stores Company Inc., the Company had $570 million in goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. This impairment was the result of sequential periods of declining profits in certain of these reporting units. In accordance with SFAS No.142 and SFAS No.3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”), when a transitional impairment loss for goodwill (cummulative effect type accounting change) is measured in other than the first interim reporting period it shall be recognized in the first iterim period irrespective of the period in which it is measured. The impact on income and earnings per share (“EPS”) for the three-months ended May 4, 2002 is as follows (dollars in thousands):

                                        Net income(loss)          Basic EPS             Diluted EPS
                                        ----------------         -----------           -------------
         Reported net income             $  58,112                  $ 0.69                 $ 0.68
         Less: Impairment charge           530,331                   (6.30)                 (6.24)
                                        ----------------         -----------           -------------
         Adjusted net loss               $(472,219)                 $(5.61)                $(5.56)
                                        ================         ===========           =============

         The changes in the carrying amount of goodwill for the six months ended August 3, 2002 are as follows (in thousands):

         Goodwill balance at February 2, 2002                                              $569,545
         Cumulative effect of adopting SFAS No. 142                                        (530,331)
                                                                                       --------------
         Goodwill balance at August 3, 2002                                                 $39,214
                                                                                       ==============

The application of the nonamortization provisions of this statement resulted in an increase in net income of approximately
$3.9 million ($.05 per fully diluted share) and $7.8 million ($.09 per fully diluted share) during the three and six months ended August 3, 2002, respectively. Application of the nonamortization provisions of this statement is expected to result in an increase in net income of approximately $15.6 million ($.18 per fully diluted share) during the 52 weeks ended
February 1, 2003.

         The following pro forma financial information is presented as if the statement was adopted at February 4, 2001(in thousands, except per share amounts):

                                       Three Months Ended              Six Months Ended        Twelve Months Ended
                                   -------------------------- ---------------------------- ---------------------------
                                     August 3,    August 4,      August 3,      August 4,    August 3,     August 4,
                                      2002          2001           2002          2001          2002          2001
                                   ------------ ------------- --------------- ------------ ------------- -------------
Reported net income (loss)              $6,666     $(18,605)     $(465,553)       $10,388    $(404,143)       $73,355
Add back:
Goodwill amortization                        -         3,901              -         7,802         7,802        15,731
                                   ------------ ------------- -------------- ------------- ------------- -------------
Pro forma net income (loss)             $6,666     $(14,704)     $(465,553)       $18,190    $(396,341)       $89,086
                                   ============ ============= ============== ============= ============= =============
Net income (loss) per share
  reported   - basic                     $0.08       $(0.22)        $(5.52)         $0.12       $(4.81)         $0.85
Goodwill amortization                        -          0.05              -          0.09          0.09          0.18
                                   ------------ ------------- -------------- ------------- ------------- -------------
Pro forma net income (loss) per
  share - basic                          $0.08       $(0.17)        $(5.52)         $0.21       $(4.72)         $1.03
                                   ============ ============= ============== ============= ============= =============
Net income (loss) per share
  reported   - diluted                   $0.08       $(0.22)        $(5.45)         $0.12       $(4.77)         $0.85
Goodwill amortization                        -          0.05              -          0.09          0.09          0.18
                                  ------------ ------------- -------------- ------------- ------------- -------------
Pro forma net income (loss) per
  share  - diluted                       $0.08       $(0.17)        $(5.45)         $0.21       $(4.68)         $1.03
                                   ============ ============= ============== ============= ============= =============

Note 7. Asset Impairment and Store Closing Charges

         For the three months ended August 3, 2002,  the Company  recorded a pre-tax net gain of $.9 million for asset  impairment  and store  closing  charges.  The Company  recorded $7.1 million of asset  impairment  and store  closing  charges  related to six stores and received  forgiveness of a lease  obligation of $8.0 million in connection with the sale of a closed owned store in
         Memphis, Tennessee in satisfaction of that obligation.

Note 8. Recently Issued Accounting Standards

         In October 2001,  the FASB issued SFAS No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets." SFAS No.
         144 addresses the  accounting  and reporting for the  impairment or disposal of long-lived  assets.  The statement  provides a single  accounting  model for long-lived  assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale.  This  statement  also  focuses  on  reporting  the  effects of a disposal  of a segment  of a  business.  This statement was effective for fiscal years  beginning  after December 15, 2001. The Company  adopted SFAS No. 144 as of February
         3, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

         In April 2002,  SFAS No. 145,  "Rescission  of FASB  Statements  No. 4, 44 and 64,  Amendment  of FASB  Statement  No. 13, and
         Technical  Corrections"  ("SFAS No.  145") was issued.  SFAS No. 145  rescinds  SFAS No. 4 and 64,  which  required  gains and losses from  extinguishments  of debt to be classified as  extraordinary  items.  SFAS No. 145 amends SFAS No. 13  eliminating inconsistencies  in certain  sale-leaseback  transactions.  The  provisions  of SFAS No. 145 are  effective  for fiscal  years beginning  after May 15, 2002.  Any gain or loss on  extinguishment  of debt that was classified as an  extraordinary  item in prior  periods  presented  shall be  reclassified.  The Company  does not expect that the adoption of SFAS No. 145 will have a material effect on the Company's financial position or results of operations.

         In June 2002,  SFAS No.146,  Accounting for Costs  Associated with Exit or Disposal  Activities"  ("SFAS No. 146") was issued.
         SFAS No. 146 requires  companies to recognize costs associated with exit or disposal  activities when they are incurred rather than at the date of a  commitment  to an exit or  disposal  plan.  SFAS No. 146  supercedes  EITF Issue No.  94-3,  "Liability
         Recognition for Certain Employee  Termination  Benefits and Other Costs to Exit an Activity  (including Certain Costs Incurred in a  Restructuring)."  SFAS No. 146 is to be applied  prospectively to exit or disposal  activities  initiated after December
         31, 2002.  The Company has not yet determined the impact of this standard.

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

Service charges,  interest and other income.  Service charges,  interest and other income include interest and service charges,  net of service charge  write-offs,  related to the Company's  proprietary  credit card sales. Other income relates to joint ventures accounted for by the equity method and gains (losses) on the sale of property and equipment.

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

Depreciation  and  amortization.   Depreciation  and  amortization   expenses  include  depreciation  on  property  and  equipment  and amortization of goodwill prior to February 3, 2002.

Rentals.  Rentals include expenses for store leases and data processing equipment rentals.

Interest and debt expense.  Interest and debt expense includes  interest  relating to the Company's  unsecured  notes,  mortgage notes, credit card securitizations,  the Guaranteed Beneficial Interests in the Company's Subordinated  Debentures,  amortization of financing intangibles and interest on capital lease obligations.

Asset  impairment  and store  closing  charges.  Asset  impairment  and store closing  charges  consist of write downs to fair value of under-performing  stores  including  property and equipment and goodwill and exit costs  associated with the closure of certain stores.
Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Extraordinary  gain/loss.  Extraordinary  gain/loss consists of gains/losses on the repurchase of outstanding  unsecured notes prior to their related maturity dates net of the write-off of unamortized deferred financing costs relating thereto.

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                             Three Months Ended         Six Months Ended          Twelve Months Ended
                                           -----------------------  --------------------------  ------------------------
                                            August 3,    August 4,   August 3,      August 4,    August 3,     August 4,
                                             2002         2001         2002           2001         2002         2001
                                           ----------   ----------  -----------    -----------  -----------   ----------
Net sales                                      100.0%      100.0%      100.0%        100.0%      100.0%      100.0%
Cost of sales                                   65.9         67.7         65.0           66.5         66.9         67.9
                                           ----------   ----------  -----------    -----------  -----------   ----------
Gross profit                                    34.1         32.3         35.0           33.5         33.1         32.1

Advertising, selling, administrative
  and general expenses                          29.2         29.4         28.2           28.8         26.6         26.7
Depreciation and amortization                    4.2          4.2          4.1            4.1          3.8          3.6
Rentals                                          0.8          0.9          0.8            0.8          0.9          0.9
Interest and debt expense                        2.6          2.8          2.5            2.6          2.3          2.6
Asset impairment and store closing charges     (0.1)          0.1          0.0            0.1          0.0          0.7
                                           ----------   ----------  -----------    -----------  -----------   ----------
     Total operating expenses                   36.7         37.4         35.6           36.4         33.6         34.5
Service charges, interest and other income       3.7          3.3          3.5            3.2          3.1          3.1
                                           ----------   ----------  -----------    -----------  -----------   ----------
Income (loss) before income taxes                1.1        (1.8)          2.9            0.3          2.6          0.7
Income taxes (benefit)                           0.4        (0.7)          1.0            0.1          1.0          0.1
                                           ----------   ----------  -----------    -----------  -----------   ----------
Income (loss) before extraordinary item
   and accounting change                         0.7        (1.1)          1.9            0.2          1.6          0.6
Extraordinary gain (loss)                      (0.3)          0.1        (0.2)            0.1        (0.1)          0.3
Cumulative effect of accounting change             -            -       (14.2)              -        (6.5)            -
                                           ----------   ----------  -----------    -----------  -----------   ----------
Net income (loss)                                0.4%      (1.0) %     (12.5) %          0.3%      (5.0) %        0.9%
                                           ==========   ==========  ===========    ===========  ===========   ==========

Net Sales

Net sales  decreased 1% for the three and six month  periods  ended August 3, 2002  compared to the three and six month  periods  ended
August 4, 2001.  This decrease was  primarily  due to decreases in  comparable  store sales of 1% for the six month period ended August
3, 2002  compared to the same period in 2001 and a net decrease in total store square  footage from 2002 to 2001.  The best  performing merchandise  categories for the three month period were women's and juniors'clothing  and children's  clothing,  which increased 3% and
4%,  respectively.  Home and men's  clothing and  decreased 7% and 5%,  respectively,  for the three month period ended August 3, 2002.
Sales declined in all  merchandising  categories  but women's and  juniors'clothing  and  children's  clothing for the six month period ended  August 3,  2002.  The  weakest  performing  merchandise  categories  were home and men's  clothing,  which  declined  4% and 3%, respectively.  Net sales declined 3% for the twelve month period ended August 3, 2002 compared to the same period in 2001.

Cost of Sales

Cost of sales,  as a  percentage  of net sales,  decreased to 65.9% for the quarter  ended  August 3, 2002,  from 67.7% for the quarter ended August 4, 2001.  The  reduction of 180 basis points in cost of sales for the three months ended August 3, 2002,  is  attributable to a higher level of initial  markups and an improved  merchandise  mix,  partially  offset by a higher level of markdowns.  Comparable store inventories decreased by 8% from last year's second quarter following a 6% decline from the second quarter of 2000.

Cost of sales,  as a  percentage  of net  sales,  for the six  months  ended  August 3,  2002 and  August 4, 2001 was 65.0% and  66.5%,
respectively, with the decrease due to the factors discussed above.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, decreased to 29.2% for the quarter ended August 3, 2002 from 29.4% for the quarter ended August 4, 2001. The decrease in SG&A expenses, as a percent of net sales, is due to significant savings in payroll and services partially offset by rising health care, worker’s compensation and insurance premiums and higher credit losses related to the Company’s proprietary credit card resulting from increased bankruptcy levels.

The comparable relationship between SG&A expenses and net sales for the six months ended August 3,
2002 and August 4, 2001, respectively, was 28.2% and 28.8%, with the decrease due to the factors discussed above.

Depreciation and Amortization Expense

Depreciation  and  amortization  expense,  as a percentage  of net sales,  was flat for the three and six month periods ended August 3,
2002 compared to similar periods in 2001.  Depreciation  expense,  which was offset by no goodwill  amortization during 2002, increased due primarily to new asset additions as well as increased  expenditures  in technology,  which is depreciated at a more rapid rate. The three and six month  periods  ended August 4, 2001  contained  an  additional  $3.9 million and $7.8 million in goodwill  amortization, respectively.  Goodwill is no longer amortized subsequent to the adoption of SFAS No. 142 on February 3, 2002.

Rentals

Rental  expense,  as a percentage of net sales,  for the three,  six and twelve month periods ended August 3, 2002 was .8% .8% and .9%, respectively, compared to .9%, .8% and .9%, respectively, for the three, six and twelve month periods ended August 4, 2001.

Interest and Debt Expense

Interest  and debt  expense,  as a percentage  of net sales,  was 2.6% and 2.5% for the three and six month period ended August 3, 2002 compared  to 2.8% and 2.6% for three and six month  periods in 2001.  Interest  and debt  expense  was $46.9 and $92.2  million for the three and six month  periods  ended  August 3, 2002  compared  with $51.0 and $102.1  million  for the  similar  periods in 2001.  This reduction is due primarily to a decrease of  approximately  $360 million in the average  amount of  outstanding  debt,  excluding  debt associated with the accounts receivable  securitizations,  in the six month period of 2002 compared to the six month period in 2001 and to a reduction in short term interest rates from last year.

Interest and debt expense,  as a percentage of net sales,  decreased to 2.3% for the twelve month period ended August 3, 2002 from 2.6%
for the twelve month period ended August 4, 2001.

The Company has  reclassified  interest  expense  related to its accounts  receivable  securitizations  from other  revenue to interest expense on its consolidated statements of operations for all periods presented.

Asset Impairment and Store Closing Charges

For the three months ended August 3, 2002, the Company recorded a pre-tax net gain of $.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of assetimpairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation. For the three months ended August 4, 2001, the Company recorded pre-tax charges of $2.0 million for asset impairment and store closing costs.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.7% and 3.5% for the three months and six months ended August 3, 2002 compared to 3.3% and 3.2% for the three and six month periods in 2001.
Service charges, interest and other income for the three months ended August 3, 2002 increased to $67.8 million from $60.3 million for the three months ended August 4, 2001. Service charges, interest and other income for the six months ended August 3, 2002 increased to $131.2 million from $120.5 million for the six months ended August 4, 2001.
This increase is due to an increase in the average amount of outstanding trade accounts receivable of approximately
$100 million during 2002 compared to 2001.

Income Taxes

The actual  federal  and state  income tax rates for the three and six month  period  ended  August 3, 2002 and August 4, 2001 was 36%, exclusive of the  nondeductible  goodwill  amortization  in 2001. The Company's  actual federal and state income tax rate (exclusive of the effect of  nondeductible  goodwill  amortization)  was reduced from 37% in fiscal 1999 to 36% in fiscal  2000.  The effect of these reduced  rates on the  Company's  deferred  income  taxes was to reduce the income tax  provision  by $16 million for the twelve  month period ended August 4, 2001.

Extraordinary Gain/Loss

For the three and six month period ended August 3, 2002,  the Company  recorded  extraordinary  losses of $5.8 million and $5.5 million related to the repurchase of $67.1 million and $73.2 million of its  outstanding  unsecured notes and the retirement of $143 million of its 6.31% REPS prior to their related  maturity  dates.  For the three and six month period ended August 4, 2001, the Company  recorded extraordinary  gains of $2.0 million and $5.1 million  related to the  repurchase  $31.3 million and $62.1  million of its  outstanding unsecured notes prior to their related maturity dates.

Accounting Change

For the six months  ended  August 3, 2002,  the Company  recorded a non-cash  charge of $530  million for the  write-off of goodwill in accordance with the adoption of SFAS No. 142,  "Goodwill and Other Intangible  Assets".  The Company tested its goodwill for impairment using the two-step  process  prescribed  in SFAS No. 142.  The fair value of the  Company's  reporting  units was  estimated  using the expected  discounted future cash flows and market values of related businesses,  where appropriate.  The Company completed the required impairment  tests of goodwill in the second  quarter of 2002 and  determined  that $530 million of goodwill was impaired under the fair value test.  In  accordance  with SFAS No.142,  the Company will restate its results for the first quarter ended May 4, 2002 to reflect the resulting $530 million non-cash goodwill impairment charge as a cumulative effect of a change in accounting principle.

Financial Condition

Cash provided by operating  activities  totaled $163.7 million and $195.8 million for the six months ended August 3, 2002 and August 4,
2001,  respectively.  The decrease in cash provided by operating  activities  is due primarily to a $42.7 million  decrease in accounts payable from year end levels compared to a $120.5 million  increase in accounts  payable from prior year end levels partially offset by smaller  increases in  merchandise  inventories  from the year end levels,  as well as greater  income  before  extraordinary  item and accounting change.

The Company  invested  $107.5  million in capital  expenditures  for the six months ended August 3, 2002 compared to $140.1 million for the six months ended August 4, 2001.

During the six months ended August 3, 2002, the Company opened its newly  constructed  98,000 square foot location at Prescott  Gateway in  Prescott,  Arizona and its 180,000  square foot  replacement  store at  Lynnhaven  Mall in Virginia  Beach,  Virginia.  The Company
anticipates  opening an additional  four new stores in 2002,  resulting in an addition of  approximately  516,000 square feet of retail space net of replaced  square  footage.  In addition,  the Company opened two former  Montgomery  Ward store  locations  during the six months and  anticipates  opening two more locations in fiscal 2002. The Company closed five store  locations  during the six months and has announced the upcoming third quarter closing of two additional stores.

Cash used in  financing  activities  totaled  $90.6  million and $196.5  million for the six months  ended August 3, 2002 and August 4,
2001,  respectively.  During the six months ended August 3, 2002,  the Company  issued $40 million of variable rate mortgage  notes due
2004.  The Company  sold an  additional  $100  million in accounts  receivable  securitizations  to third  parties  bringing  the total accounts receivable  securitizations  sold to $400 million.  During the six months ended August 3, 2002 and August 4, 2001, the Company reduced its level of outstanding debt by $221.1 million and $175.8 million, respectively.

During the six months ended  August 4, 2001,  the Company  repurchased  1.3 million  shares of Class A common  stock for $22.3  million under its existing $200 million share repurchase  authorization.  Approximately $75 million in share repurchase  authorization remained under this open-ended plan at August 3, 2002.

Management of the Company  anticipates  that it will be necessary to incur  additional  short term  borrowings  during  periods of peak working  capital  demand in the fourth  quarter of 2002.  Although the Company has an unused  committed line of credit in the amount of
$400 million,  management  expects to accomplish these borrowings  through available  accounts  receivable  securitization  facilities.
Other than peak working capital  requirements,  management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital,  capital expenditure,  stock repurchase and debt service requirements.  Depending on conditions in the capital  markets and other  factors,  the Company will from time to time consider the issuance of debt or other  securities,  or other possible capital market  transactions,  the proceeds of which could be used to refinance current  indebtedness or other corporate purposes.

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
This  statement  also focuses on reporting  the effects of a disposal of a segment of a business.  This  statement  was  effective  for fiscal years  beginning  after  December 15, 2001.  The Company  adopted SFAS No. 144 as of February 3, 2002,  and the adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002,  Statement of Financial  Accounting  Standards No. 145,  "Rescission of FASB  Statements No. 4, 44 and 64,  Amendment of
FASB  Statement  No. 13, and  Technical  Corrections"  ("SFAS No.  145") was issued.  SFAS No. 145  rescinds  SFAS No. 4 and 64,  which required gains and losses from  extinguishments  of debt to be classified as extraordinary  items. SFAS No. 145 also amends SFAS No. 13 eliminating  inconsistencies  in certain  sale-leaseback  transactions.  The  provisions of SFAS No. 145 are effective for fiscal years beginning  after May 15,  2002.  Any gain or loss on  extinguishment  of debt that was  classified  as an  extraordinary  item in prior periods  presented  shall be  reclassified.  The Company does not expect that the adoption of SFAS No. 145 will have a material  effect on the Company's financial position or results of operations.

In June 2002, SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal  Activities"  ("SFAS No. 146") was issued.  SFAS No.
146 requires  companies to recognize costs  associated with exit or disposal  activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3,  "Liability  Recognition for Certain Employee
Termination  Benefits and Other Costs to Exit an Activity  (including Certain Costs Incurred in a  Restructuring)."  SFAS No. 146 is to
be applied  prospectively  to exit or disposal  activities  initiated  after  December 31, 2002. The Company has not yet determined the impact of this standard.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended August 3, 2002, the Company  repurchased  $73.2 million of its  outstanding  unsecured notes prior to their related  maturity  dates.  During the quarter  ended  August 3, 2002,  the Company  also  retired  $143  million of its 6.31% Reset Put
Securities  ("REPS") due August 1, 2012 prior to their maturity dates.  Interest rates on the repurchased  securities ranged from 6.13%
to 9.50%.  Maturity dates ranged from 2002 to 2028.

Except as disclosed  above,  there have been no material changes in the information set forth under caption "Item  7A-Quantitative  and
Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the  stockholders  of the Company was held on May 18, 2002. The matters  submitted to a vote of the  stockholders were as follows:

                                                                                                 Votes
                                                Votes For              Votes Against           Abstained
                                            -------------------   ------------------------   ---------------

Election of Directors

Class A Nominees
  Robert C. Connor                                  68,571,983                  2,163,712                 0
  Will D. Davis                                     68,566,863                  2,168,832                 0
  John Paul Hammerschmidt                           68,548,080                  2,187,615                 0
  John H. Johnson                                   68,565,590                  2,170,105                 0

Class B Nominees
  Calvin N. Clyde, Jr.                               3,994,068                          0                 0
  Drue Corbusier                                     3,994,068                          0                 0
  Alex Dillard                                       3,994,068                          0                 0
  William Dillard, II                                3,994,068                          0                 0
  Mike Dillard                                       3,994,068                          0                 0
  James I. Freeman                                   3,994,068                          0                 0
  Warren A. Stephens                                 3,994,068                          0                 0
  William H. Sutton                                  3,994,068                          0                 0

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has  calculated  the ratio of earnings to fixed  charges  pursuant  to Item 503 of  Regulation  S-K of the  Securities  and Exchange Act as follows:

     Six Months Ended                                      Fiscal Year Ended
----------------------------  ----------------------------------------------------------------------------

  August 3,      August 4,    February 2,     February 3,    January 29,     January 30,     January 31,
    2002           2001           2002           2001*           2000           1999            1998
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    2.05           1.05           1.48           1.54            2.04           1.97            3.69
==============  ============  =============  ============== =============== ==============  ==============

*  53 week year.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number              Description

12             Statement re:  Computation of Earnings to Fixed Charges

99(a)          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

99(b)          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

(b) Reports of Form 8-K filed during the second quarter:  None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              DILLARD'S, INC.
                                                              (Registrant)

DATE:  September 17, 2002                                     /s/James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)

CERTIFICATIONS

I, William Dillard, II, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Dillard's, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: September 17, 2002
                                                         /s/ William Dillard, II
                                                          William Dillard, II
                                           Chairman of the Board and Chief Executive Officer

I, James I. Freeman, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Dillard's, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: September 17, 2002
                                                        /s/ James I. Freeman
                                                           James I. Freeman
                                           Senior Vice-President and Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS:  Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report on Form
10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.