Form 10-Q
period 2002-11-02
DILLARDS INC
filed 2002-12-17
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

                  CLASS A COMMON STOCK as of November 2, 2002          80,666,695
                  CLASS B COMMON STOCK as of November 2, 2002           4,010,929

Index

DILLARD'S, INC.

                                                                                                             Page
                                                                                                            Number

Part I. Financial Information

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of November 2, 2002, February 2, 2002 and November 3, 2001.           3

         Consolidated  Statements  of  Operations  and  Retained  Earnings  for the  Three,  Nine  and
              Twelve-Month Periods Ended November 2, 2002 and November 3, 2001.                               4

         Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2002
              and November 3, 2001.                                                                           5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           16

Item 4.  Controls and Procedures.                                                                             17

Part II. Other Information

Item 1.  Legal Proceedings.                                                                                   17

Item 2.  Changes in Securities and Use of Proceeds.                                                           17

Item 3.  Defaults Upon Senior Securities.                                                                     17

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 17

Item 5.  Other Information.                                                                                   18

Item 6.  Exhibits and Reports on Form 8-K.                                                                    18

Signatures                                                                                                    18

Certifications                                                                                                19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                                   November 2,     February 2,      November 3,
                                                                      2002            2002             2001
                                                                 -------------------------------- ----------------

Assets
Current Assets:
  Cash and cash equivalents                                           $  103,174      $  152,960        $  41,118
  Accounts receivable, net                                             1,239,911       1,074,940          903,830
  Merchandise inventories                                              2,286,200       1,561,863        2,309,503
  Other current assets                                                    60,919          24,747           76,309
                                                                 -------------------------------- ----------------

Total current assets                                                   3,690,204       2,814,510        3,330,760

Property and equipment, net                                            3,385,637       3,455,715        3,489,118
Goodwill                                                                  39,214         569,545          573,446
Other assets                                                             227,594         234,789          256,332
                                                                 -------------------------------- ----------------

Total Assets                                                          $7,342,649     $ 7,074,559       $7,649,656
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                        $ 1,187,769      $  808,231      $ 1,360,359
  Federal and state income taxes                                          19,537          19,354                -
  Other short-term borrowings                                            285,000               -                -
  Current portion of long-term debt                                      138,840          98,317          249,262
  Current portion of capital lease obligations                             1,748           2,169            2,213
                                                                 -------------------------------- ----------------

    Total current liabilities                                          1,632,894         928,071        1,611,834

Long-term debt                                                         2,194,400       2,124,577        2,147,664
Capital lease obligations                                                 19,131          20,459           20,929
Other liabilities                                                        112,117         157,511          145,258
Deferred income taxes                                                    658,884         643,965          624,816
Guaranteed preferred beneficial interests in the
  company's subordinated debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,166           1,158            1,157
  Additional paid-in capital                                             705,140         699,104          696,449
  Retained earnings                                                    2,136,811       2,617,608        2,519,443
  Less treasury stock                                                  (649,473)       (649,473)        (649,473)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,193,644       2,668,397        2,567,576
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $7,342,649      $7,074,559       $7,649,656
                                                                 ================================ ================

See notes to consolidated financial statements.

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data

                                                    Three Months Ended            Nine Months Ended           Twelve Months Ended
                                                ---------------------------- ---------------------------------------------------------
                                                 November 2,   November 3,    November 2,   November 3,    November 2,   November 3,
                                                    2002          2001           2002           2001          2002          2001
                                                ---------------------------- ---------------------------------------------------------
Net Sales                                          $1,794,250    $1,872,333     $5,523,105     $5,620,946    $8,057,070    $8,282,902
Service charges, interest and other income             63,363        60,825        194,523        181,357       257,942       247,439
                                                ---------------------------- ---------------------------------------------------------

                                                    1,857,613     1,933,158      5,717,628      5,802,303     8,315,012     8,530,341
Costs and Expenses:
  Cost of sales                                     1,191,437     1,312,956      3,615,164      3,804,333     5,318,533     5,618,796
  Advertising, selling, administrative
      and general expenses                            539,769       540,482      1,590,448      1,619,954     2,161,883     2,239,993
  Depreciation and amortization                        76,938        78,751        231,198        232,786       309,166       306,597
  Rentals                                              14,915        15,634         45,140         47,217        70,706        74,598
  Interest and debt expense                            44,264        50,556        136,455        152,703       185,488       213,561
  Asset impairment and store closing charges                -             -          (862)          2,000           890        53,396
                                                ---------------------------- ---------------------------------------------------------

                                                    1,867,323     1,998,379      5,617,543      5,858,993     8,046,666     8,506,941
                                                ---------------------------- ---------------------------------------------------------

Income (loss) before income taxes                     (9,710)      (65,221)        100,085       (56,690)       268,346        23,400
Income taxes (benefit)                                (3,495)      (24,980)         36,035       (21,715)       103,535         (780)
                                                ---------------------------- ---------------------------------------------------------
Income (loss) before extraordinary item and           (6,215)      (40,241)         64,050       (34,975)       164,811        24,180
  accounting change
Extraordinary gain (loss) on the extinguishment
  debt, net of income taxes                             1,113           125        (4,374)          5,247       (3,609)        12,692
Cumulative effect of accounting change                      -             -      (530,331)              -     (530,331)             -
                                                ---------------------------- ---------------------------------------------------------

Net income (loss)                                     (5,102)      (40,116)      (470,655)       (29,728)     (369,129)        36,872
Retained earnings at beginning
  of the period                                     2,145,295     2,562,919      2,617,608      2,558,933     2,519,443     2,496,014
                                                ---------------------------- ---------------------------------------------------------

                                                    2,140,193     2,522,803      2,146,953      2,529,205     2,150,314     2,532,886
Cash dividends declared                               (3,382)       (3,360)       (10,142)        (9,762)      (13,503)      (13,443)
                                                ---------------------------- ---------------------------------------------------------
Retained earnings at end of period                 $2,136,811    $2,519,443     $2,136,811     $2,519,443   $ 2,136,811   $ 2,519,443
                                                ============================ =========================================================

Basic earnings per share:
  Earnings (loss) before extraordinary item and
    accounting change                                  $(0.07)       $(0.48)          $0.76        $(0.41)       $ 1.95         $0.29
  Extraordinary gain (loss)                               0.01            -          (0.05)          0.06         (0.04)         0.15
  Cumulative effect of accounting change                    -             -          (6.28)             -         (6.29)            -
                                                ---------------------------- ---------------------------------------------------------
   Net Income (loss)                                   $(0.06)       $(0.48)        $(5.57)        $(0.35)       $(4.38)         $0.44
                                                ============================ =========================================================
Diluted earnings per share:
  Earnings (loss) before extraordinary item and
   accounting change                                   $(0.07)       $(0.48)         $0.75        $(0.41)        $ 1.93         $0.28
  Extraordinary gain (loss)                               0.01            -          (0.05)         0.06          (0.04)         0.15
  Cumulative effect of accounting change                    -             -          (6.21)              -        (6.23)            -
                                                ---------------------------- ---------------------------------------------------------
   Net income (loss)                                   $(0.06)       $(0.48)        $(5.51)        $(0.35)       $(4.34)         $0.43
                                                ============================ =========================================================

Cash dividends declared per common share                $0.04         $0.04          $0.12          $0.12         $0.16         $0.16

  See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                                   Nine Months Ended
                                                                            --------------------------------
                                                                             November 2,      November 3,
                                                                                 2002             2001
                                                                            ---------------  ---------------

Operating Activities:
Net loss                                                                       $ (470,655)       $ (29,728)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                                  228,324          235,010
    Provision for loan losses                                                       21,062           11,015
    Extraordinary loss (gain) on extinguishment of debt, net of taxes                4,374          (5,247)
    Cumulative effect of accounting change                                         530,331                -
    Asset impairment and store closing charges                                       (862)            2,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                                         113,967           64,396
      Increase in merchandise inventories and other current assets               (760,509)        (716,085)
      Decrease in other assets                                                      10,069            3,895
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                         384,986          695,456
                                                                            ---------------  ---------------
Net cash provided by operating activities                                           61,087          260,712

Investing Activities:
  Purchases of property and equipment                                            (193,538)        (201,869)
                                                                            ---------------  ---------------
Net cash used in investing activities                                            (193,538)        (201,869)

Financing Activities:
  Proceeds from long-term borrowings                                                40,000           50,000
  Principal payments on long-term debt and capital lease obligations             (338,237)        (229,618)
  Cash dividends paid                                                             (10,142)          (9,762)
  Proceeds from issuance of common stock                                             6,044                -
  Increase in short-term borrowings                                                285,000                -
  Net proceeds from accounts receivable securitizations                            100,000                -
  Purchase of treasury stock                                                             -         (22,325)
                                                                            ---------------  ---------------
Net cash provided by (used in) financing activities                                 82,665        (211,705)

Decrease in cash and cash equivalents                                             (49,786)        (152,862)
Cash and cash equivalents, beginning of period                                     152,960          193,980
                                                                           ---------------  ---------------
Cash and cash equivalents, end of period                                         $ 103,174         $ 41,118
                                                                            ===============  ===============

See notes to consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior period balances have been reclassified to conform to current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, nine and twelve month periods ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003, due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2002.

Note 2. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                                  Three Months Ended              Nine Months Ended              Twelve Months Ended
                                             -----------------------------  ------------------------------   -----------------------------
                                              November 2,   November 3,      November 2,    November 3,       November 2,    November 3,
                                                 2002           2001             2002           2001              2002          2001
                                             -----------------------------  ------------------------------   -----------------------------
Basic:
 Earnings (loss) before  extraordinary  item
   and accounting change                          $(6,215)      $(40,241)        $  64,050     $ (34,975)         $ 164,811       $24,180
 Extraordinary gain (loss)                           1,113            125          (4,374)          5,247           (3,609)        12,692
 Cumulative effect of accounting change                  -              -        (530,331)              -         (530,331)             -
                                             -----------------------------  ------------------------------   -----------------------------
 Net earnings (loss) available for
    per-share calculations                        $(5,102)     $ (40,116)      $ (470,655)     $ (29,728)        $(369,129)       $36,872
                                             =============================  ==============================   =============================

 Weighted average shares of common
    stock outstanding                               84,676         83,710           84,458         84,111            84,280        84,478
                                             =============================  ==============================   =============================

Per share of common stock:
 Earnings (loss) before  extraordinary  item
   and accounting change                          $ (0.07)      $  (0.48)          $  0.76       $ (0.41)          $   1.95       $  0.29
 Extraordinary gain (loss)                            0.01              -           (0.05)           0.06            (0.04)          0.15
 Cumulative effect of accounting change                  -              -           (6.28)              -            (6.29)             -
                                             -----------------------------  ------------------------------   -----------------------------
 Net income (loss)                                $ (0.06)      $  (0.48)         $ (5.57)       $ (0.35)         $  (4.38)        $ 0.44
                                             =============================  ==============================   =============================

                                                 Three Months Ended                Nine Months Ended              Twelve Months Ended
                                            ------------------------------   ------------------------------   -----------------------------
                                             November 2,    November 3,       November 2,    November 3,       November 2,   November 3,
                                                 2002           2001              2002           2001             2002           2001
                                            ------------------------------   ------------------------------   -----------------------------

Diluted:
 Earnings (loss) before  extraordinary item
  and accounting change                           $(6,215)      $(40,241)         $  64,050     $ (34,975)        $ 164,811        $24,180
 Extraordinary gain (loss)                           1,113            125           (4,374)          5,247          (3,609)         12,692
 Cumulative effect of accounting change                  -              -         (530,331)              -        (530,331)              -
                                            ------------------------------   ------------------------------   -----------------------------
 Net earnings (loss) available for
    per-share calculations                        $(5,102)      $(40,116)       $ (470,665)     $ (29,728)       $(369,129)        $36,872
                                            ==============================   ==============================   =============================

 Weighted average shares of common
   stock outstanding                                84,676         83,710            84,458         84,111           84,280         84,478
 Stock options                                           -              -               950              -              810            397
                                            ------------------------------   ------------------------------   -----------------------------
 Total average equivalent shares                    84,676         83,710            85,408         84,111           85,090         84,875
                                            ==============================   ==============================   =============================

Per share of common stock:
 Earnings (loss) before extraordinary item        $ (0.07)       $ (0.48)           $  0.75       $ (0.41)          $  1.93        $  0.28
 Extraordinary gain (loss)                            0.01              -            (0.05)           0.06           (0.04)           0.15
 Cumulative effect of accounting change                  -              -            (6.21)              -           (6.23)              -
                                            ------------------------------   ------------------------------   -----------------------------
 Net income (loss)                                $ (0.06)       $ (0.48)          $ (5.51)       $ (0.35)         $ (4.34)         $ 0.43
                                            ==============================   ==============================   =============================
Total stock options outstanding were 10,998,210 and 11,434,505 at November 2, 2002 and November 3, 2001, respectively. Of these, options to purchase 7,490,225 and 9,433,998 shares of Class A common stock at prices ranging from $24.01 to $40.22 and $18.13 to $40.22 per share were outstanding at November 2, 2002 and November 3, 2001, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive. Additionally, 740,078; 398,594 and 491,842 options to purchase common stock were excluded from the computation of diluted earnings per share because the Company incurred a loss before extraordinary item and accounting change for the three months ended November 2, 2002 and for the three months and nine months ended November 3, 2001, respectively.

Note 3. Note Repurchase and Mortgage

During the quarter ended November 2, 2002, the Company repurchased $26.6 million of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended November 2, 2002, the Company repurchased $111.9 million of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended November 2, 2002, the Company also retired the remaining $143 million of its 6.31% Reset Put Securities (“REPS”) due August 1, 2012 prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.13% to 9.50%. Maturity dates ranged from 2002 to 2028. In connection with these transactions, the Company recorded an after tax extraordinary gain during the three months ended November 2, 2002 of $1.1 million (net of income taxes of $627,000) and an after tax extraordinary loss for the nine months ended November 2, 2002 of $4.4 million (net of income taxes of $2.6 million).

During the quarter ended May 4, 2002, a consolidated joint venture of the Company borrowed $40 million. The mortgage note is non-recourse with building, land and improvements of Sunrise Mall in Brownsville, Texas pledged as collateral. The variable rate mortgage note pays interest only at the one month LIBOR plus 3% on a monthly basis with the entire unpaid principal balance due and payable on May 4, 2004.

Note 4. Revolving Credit Agreement

During the quarter ended August 3, 2002, the Company closed on a new $400 million revolving credit facility with Fleet Retail Finance Inc. (“Fleet”). Borrowings under the facility accrue interest at Fleet’s Base Rate or the Eurodollar Rate plus 1.75%. The line of credit agreement is secured by inventory of certain Company stores. The agreement expires on May 9, 2005.

Note 5. Accounts Receivable Securitization

The Company utilizes securitizations of its credit card receivable portfolio as a financing vehicle. The Company has historically accounted for these transactions as off-balance-sheet financing. However, in early May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable from qualifying as a sale and thus receiving off-balance-sheet treatment. As a result of this decision, the Company records all financing through this facility on the balance sheet. At November 2, 2002, the Company had $285 million and $400 million in securitizations outstanding that were classified in other short-term borrowings and long-term debt, respectively. Furthermore, as a result of this decision, the Company recorded an income statement charge of $2.2 million and $5.4 million, respectively, related to the amortization of the beneficial interests recognized up front on the off-balance-sheet financing for the three and nine months ended November 2, 2002. At November 3, 2001, the Company had $300 million of off-balance-sheet financing associated with its securitizations.

The Company has reclassified interest expense related to its accounts receivable securitizations from other revenue to interest expense on its consolidated statements of operations for all periods presented.

Note 6. Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate.

Related to the 1998 acquisition of Mercantile Stores Company Inc., the Company had $570 million in goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. This impairment was the result of sequential periods of declining profits in certain of these reporting units. In accordance with SFAS No. 142 and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on income EPS for the three-months ended May 4, 2002 is as follows (dollars in thousands):

                                              Net income (loss)            Basic EPS            Diluted EPS
                                            ----------------------     ------------------     -----------------
        Reported net income                       $ 58,112                  $ 0.69                $ 0.68
        Less: Impairment charge                   (530,331)                  (6.30)                (6.24)
                                            ----------------------     ------------------     -----------------
        Adjusted net loss                        $(472,219)                 $(5.61)               $(5.56)
                                            ======================     ==================     =================

The changes in the carrying amount of goodwill for the nine months ended November 2, 2002 are as follows (in thousands):

        Goodwill balance at February 2, 2002                                              $569,545
        Cumulative effect of adopting SFAS No. 142                                        (530,331)
                                                                                        --------------

        Goodwill balance at November 2, 2002                                               $ 39,214
                                                                                        ==============
The following pro forma financial information is presented as if the statement was adopted at February 4, 2001(in thousands, except per share amounts):

                                     Three Months Ended               Nine Months Ended       Twelve Months Ended
                                 ----------------------------- ---------------------------- -------------------------------
                                   November 2,    November 3,   November 2,    November 3,     November 2,     November 3,
                                     2002           2001           2002          2001            2002            2001
                                 -------------- -------------- ------------- -------------- ---------------- --------------

Reported net income (loss)            $(5,102)      $(40,116)    $(470,655)      $(29,728)       $(369,129)        $36,872
Add back:
Goodwill amortization                        -          3,901             -         11,703            3,901         15,668
                                 -------------- -------------- ------------- -------------- ---------------- --------------
Pro forma net income (loss)           $(5,102)      $(36,215)    $(470,655)      $(18,025)       $(365,228)        $52,540
                                 ============== ============== ============= ============== ================ ==============

Net income (loss) per share
  reported   - basic                   $(0.06)        $(0.48)       $(5.57)        $(0.35)          $(4.38)          $0.44
Goodwill amortization                        -           0.05             -           0.14             0.05           0.19
                                 -------------- -------------- ------------- -------------- ---------------- --------------
Pro forma net income (loss)
  per share - basic                    $(0.06)        $(0.43)       $(5.57)        $(0.21)          $(4.33)          $0.63
                                 ============== ============== ============= ============== ================ ==============

Net income (loss) per share
  reported   - diluted                 $(0.06)        $(0.48)       $(5.51)        $(0.35)          $(4.34)          $0.43
Goodwill amortization                        -           0.05             -           0.14             0.05           0.18
                                 -------------- -------------- ------------- -------------- ---------------- --------------
Pro forma net income (loss)
  per share  - diluted                 $(0.06)        $(0.43)       $(5.51)        $(0.21)          $(4.29)          $0.61
                                 ============== ============== ============= ============== ================ ==============

Note 7. Asset Impairment and Store Closing Charges

For the nine months ended November 2, 2002, the Company recorded a pre-tax net gain of $.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of asset impairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation.

Note 8. Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of February 3, 2002, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on the Company’s financial position or results of operations.

In June 2002, SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition And Results Of Operations

General

Net Sales. Net sales include sales of comparable stores, non-comparable stores and lease income on leased departments. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service charges, interest and other income. Service charges, interest and other income include interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales. Other income relates to joint ventures accounted for by the equity method and gains (losses) on the sale of property and equipment.

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

Interest and debt expense. Interest and debt expense includes interest relating to the Company’s unsecured notes, mortgage notes, credit card securitizations, the Guaranteed Beneficial Interests in the Company’s Subordinated Debentures, amortization of financing intangibles and interest on capital lease obligations.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an on-going basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these under different assumptions or conditions.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Merchandise inventory. Approximately 97% of the inventories are valued at lower of cost using the retail last-in, first-out (“LIFO”) inventory method or market. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM and application of LIFO provide an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued by the specific identified cost method.

Allowance for doubtful accounts.   The accounts receivable from the Company’s proprietary credit card sales are subject to credit losses. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance is based on historical experience with similar customers and current macroeconomic conditions. Management believes that the Company’s allowance for doubtful accounts is adequate and that estimated losses should not vary materially from the Company’s estimate.

Long-lived assets excluding goodwill. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Insurance accruals. The determination of insurance accruals is done using the services of an actuary, applying certain historical experience factors. Should a greater amount of claims occur compared to what was estimated or costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Goodwill.     The Company evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                            Three Months Ended             Nine Months Ended             Twelve Months Ended
                                        ----------------------------  -----------------------------  ----------------------------
                                        November 2,    November 3,    November 2,     November 3,    November 2,    November 3,
                                            2002           2001           2002            2001           2002           2001
                                        -------------  -------------  -------------   -------------  -------------  -------------

Net sales                                      100.0%        100.0%        100.0%         100.0%        100.0%        100.0%
Cost of sales                                   66.4           70.1           65.4            67.7           66.0           67.9
                                        -------------  -------------  -------------   -------------  -------------  -------------

Gross profit                                    33.6           29.9           34.6            32.3           34.0           32.1

Advertising, selling, administrative
  and general expenses                          30.1           28.9           28.8            28.8           26.8           27.0
Depreciation and amortization                    4.3            4.2            4.2             4.2            3.9            3.7
Rentals                                          0.8            0.8            0.8             0.8            0.9            0.9
Interest and debt expense                        2.4            2.7            2.5             2.7            2.3            2.6
Asset impairment and store closing
  charges                                          -              -              -               -              -            0.6
                                        -------------  -------------  -------------   -------------  -------------  -------------

     Total operating expenses                   37.6           36.6           36.3            36.5           33.9           34.8
Service charges, interest and other
   income                                        3.5            3.2            3.5             3.2            3.2            3.0
                                        -------------  -------------  -------------   -------------  -------------  -------------

Income (loss) before income taxes              (0.5)          (3.5)            1.8           (1.0)            3.3            0.3
Income taxes (benefit)                         (0.1)          (1.4)            0.6           (0.4)            1.3              -
                                        -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) before extraordinary item
 and
  and accounting change                        (0.4)          (2.1)            1.2           (0.6)            2.0            0.3
Extraordinary gain (loss)                        0.1              -          (0.1)             0.1              -            0.1
Cumulative effect of accounting change             -              -          (9.6)               -          (6.6)              -
                                        -------------  -------------  -------------   -------------  -------------  -------------

Net income (loss)                              (0.3) %        (2.1) %        (8.5) %         (0.5) %        (4.6) %          0.4%
                                        =============  =============  =============   =============  =============  =============

Net Sales

Net sales decreased 4% and 2% for the three and nine month periods ended November 2, 2002, respectively, compared to the three and nine month periods ended November 3, 2001. These decreases were primarily due to decreases in comparable store sales of 4% and 2% for the respective three and nine month periods ended November 2, 2002 compared to the same periods in 2001. Sales declined in all merchandise categories for the three month period with the weakest performing merchandise categories being men’s clothing, cosmetics and children’s clothing which decreased 8%, 5% and 5%, respectively. Sales declined in all merchandise categories for the nine months ended November 2, 2002 with the exception of women’s and juniors’ clothing, which were flat. Sales declined 4% and 5%, respectively, in home and men’s clothing for the nine month period. Net sales decreased 3% for the twelve month period ended November 2, 2002 compared to the same period in 2001.

Cost of Sales

Cost of sales, as a percent of net sales, decreased to 66.4% for the quarter ended November 2, 2002 from 70.1% for the quarter ended November 3, 2001. The significant reduction of 370 basis points in cost of sales for the three months ended November 2, 2002, is attributable to both a higher level of initial markups and a lower level of promotional markdown activity as the Company continues to focus efforts on controlling inventory levels, improving merchandise mix and increasing private label penetration. Inventory in comparable stores at November 2, 2002 was flat in comparison to the inventory level at November 3, 2001.

Cost of sales, as a percentage of net sales, for the nine months ended November 2, 2002 and November 3, 2001 was 65.4% and 67.7%, respectively. Cost of sales for the twelve months ended November 2, 2002 and November 3, 2001 was 66.0% and 67.9%, respectively. The decreases in these periods were due to higher markups than the comparable prior periods.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, increased to 30.1% for the quarter ended November 2, 2002 compared to 28.9% for the quarter ended November 3, 2001. The increase in SG&A expenses, as a percent of net sales, is primarily due to a lack of expense leverage in the slower sales environment as overall SG&A expenses decreased approximately $700,000 from the comparable period in the prior year. Significant savings in payroll of approximately $8 million were partially offset by higher credit losses related to the Company’s proprietary credit card. Bad debt expense during the quarter increased $6 million. This increase included a $2.1 million increase in the allowance for doubtful accounts.

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, remained stable at 28.8% for the nine months ended November 2, 2002 compared to the nine months ended November 3, 2001. SG&A expenses were $1.59 billion for the nine months ended November 2, 2002 compared to $1.62 billion for the comparable period in 2001. The $30 million improvement in SG&A expenses is due to lower payroll costs partially offset by higher credit losses.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of net sales, was 4.3% for the three month period ended November 2, 2002 compared to 4.2% for the similar period in 2001. Depreciation and amortization expense, as a percentage of net sales was 4.2% for the nine months ended November 2, 2002 and November 3, 2001, respectively. Depreciation expense, which was not offset by goodwill amortization during 2002, increased due primarily to new asset additions as well as increased expenditures in technology, which is depreciated at a more rapid rate. The three and nine month periods ended November 3, 2001 contained an additional $3.9 million and $11.7 million in goodwill amortization, respectively. Goodwill is no longer amortized subsequent to the adoption of SFAS No. 142 on February 3, 2002.

Rentals

Rental expense, as a percentage of net sales, for the three, nine and twelve month periods ended November 2, 2002 remained unchanged at .8%, .8% and .9%, respectively, compared to the three, nine and twelve month periods ended November 3, 2001.

Interest and Debt Expense

Interest and debt expense, as a percent of net sales, was 2.4% and 2.5% for the three and nine month periods ended November 2, 2002 compared to 2.7% for three and nine month periods in 2001. Interest and debt expense was $44.3 million and $136.5 million for the three and nine month periods ended November 2, 2002 compared with $50.6 million and $152.7 million for the similar periods in 2001. This reduction is due primarily to a decrease of approximately $410 million in the average amount of outstanding debt, excluding debt associated with the accounts receivable securitizations, in the nine month period of 2002 compared to the nine month period in 2001 and lower variable interest rates on the Company’s accounts receivable conduit financing.

Interest and debt expense, as a percentage of net sales, decreased to 2.3% for the twelve month period ended November 2, 2002 from 2.6% for the twelve month period ended November 3, 2001.

The Company has reclassified interest expense related to its accounts receivable securitizations from other revenue to interest expense on its consolidated statements of operations for all periods presented. The Company reclassified $1.4 million and $3.8 million for the nine and twelve month periods ended November 2, 2002 and reclassified $3.0 million, $9.0 million and $14.4 million for the three, nine and twelve month periods ended November 3, 2001.

Asset Impairment and Store Closing Charges

For the nine months ended November 2, 2002, the Company recorded a pre-tax net gain of $.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of asset impairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation. For the nine months ended November 3, 2001, the Company recorded pre-tax charges of $2.0 million for asset impairment and store closing costs.

In December 2002, the Company announced plans to close three under-performing stores, Bashford Manor and Louisville Galleria in Louisville, Kentucky and Springdale Mall in Mobile, Alabama. In connection with the store closings, the Company expects to record a non-cash impairment charge of approximately $16 million during the fourth quarter of fiscal 2002.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.5% for the three and nine month periods ended November 2, 2002 compared to 3.2% for the three and nine month periods in 2001. Service charges, interest and other income for the three months ended November 2, 2002 increased to $63.4 million from $60.8 million for the three months ended November 3, 2001. Service charges, interest and other income for the nine months ended November 2, 2002 increased to $194.5 million from $181.4 million for the nine months ended November 3, 2001. This increase is due to an increase in the average amount of outstanding accounts receivable of approximately $90 million during 2002 compared to 2001.

Income Taxes

The actual federal and state income tax rates for the three and nine month period ended November 2, 2002 and November 3, 2001 was 36%, exclusive of the nondeductible goodwill amortization in 2001. The Company’s actual federal and state income tax rate (exclusive of the effect of nondeductible goodwill amortization) was reduced from 37% in fiscal 1999 to 36% in fiscal 2000. The effect of these reduced rates on the Company’s deferred income taxes was to reduce the income tax provision by $16 million for the twelve month period ended November 3, 2001.

Extraordinary Gain/Loss

For the three and nine month period ended November 2, 2002, the Company recorded an extraordinary gain of $1.1 million and an extraordinary loss of $4.4 million related to the repurchase of $26.6 million and $111.9 million of its outstanding unsecured notes and the retirement of $143 million of its 6.31% Reset Put Securities (“REPS”) prior to their related maturity dates. For the nine month period ended November 3, 2001, the Company recorded an extraordinary gain of $5.2 million related to the repurchase of $69.1 million of its outstanding unsecured notes prior to their related maturity dates.

Accounting Change

For the nine months ended November 2, 2002, the Company recorded a non-cash charge of $530 million for the write-off of goodwill in accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company tested its goodwill for impairment using the two-step process prescribed in SFAS No. 142. The fair value of the Company’s reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. In accordance with SFAS No.142, the Company restated its results for the first quarter ended May 4, 2002 to reflect the resulting $530 million non-cash goodwill impairment charge as a cumulative effect of a change in accounting principle.

Financial Condition

Cash provided by operating activities totaled $61.1 million and $260.7 million for the nine months ended November 2, 2002 and November 3, 2001, respectively. The decrease in cash provided by operating activities is due primarily to a significantly smaller increase in accounts payable in 2002 from year end levels compared to the increase in 2001 and a larger increase in merchandise inventories and other current assets from the year end levels partially offset by larger decreases in trade accounts receivable, as well as greater income before extraordinary item and accounting change in 2002 compared with a loss in 2001.

The Company invested $193.5 million in capital expenditures for the nine months ended November 2, 2002 compared to $201.9 million for the nine months ended November 3, 2001.

During the nine months ended November 2, 2002, the Company opened four new stores, the Randolph Mall in Asheboro, North Carolina; Parkway Place in Huntsville, Alabama; the Triangle Town Center in Raleigh, North Carolina and Prescott Gateway in Prescott, Arizona and three replacement stores, the Fashion Show Mall in Las Vegas, Nevada; the Lynnhaven Mall in Virginia Beach, Virginia and the Gulf View Square Mall in Port Richey, Florida. These seven stores totaled approximately 1.1 million square feet of retail space. In addition, the Company completed major expansions on four stores totaling 431,000 square feet of retail space. The Company closed ten store locations, including the three replacement stores, during the nine months totaling approximately 1.2 million square feet of retail space. Capital expenditures for 2002 are expected to be approximately $233 million. The Company plans to open six new stores in fiscal 2003 totaling 930,000 square feet, net of replaced square footage.

Cash provided by financing activities totaled $82.7 million for the nine months ended November 2, 2002 compared with cash used in financing activities of $211.7 million for the nine months ended November 3, 2001. During the nine months ended November 2, 2002, the Company issued $40 million of variable rate mortgage notes due 2004. The Company sold an additional $100 million in accounts receivable securitizations to third parties bringing the total accounts receivable securitizations recorded in long-term debt to $400 million. Additionally, the Company borrowed $285 million through its accounts receivable conduit facilities as short-term seasonal borrowings. During the nine months ended November 2, 2002 and November 3, 2001, the Company reduced its level of outstanding debt by $331.4 million and $237.8 million, respectively.

During the nine months ended November 3, 2001, the Company repurchased 1.3 million shares of Class A common stock for $22.3 million under its existing $200 million share repurchase authorization. Approximately $75 million in share repurchase authorization remained under this open-ended plan at November 2, 2002.

Management of the Company anticipates that it will be necessary to incur additional short-term borrowings during periods of peak working capital demand in the fourth quarter of 2002. Although the Company has an unused committed line of credit in the amount of $400 million, management expects to accomplish these borrowings principally through its accounts receivable conduit facilities. Accounts receivable conduit facilities totaling $600 million were available to the Company with $285 million in accounts receivable securitizations utilized at November 2, 2002. Management expects the remaining $315 million available through its accounts receivable conduit facilities to meet peak borrowing demand. Other than peak working capital requirements management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

In December 2002, the Company announced an agreement to sell its 50% interest in FlatIron Crossing, a regional mall in Broomfield, Colorado, to Macerich Company, the owner of the remainder of the project. The sales price is $68.5 million subject to standard closing adjustments

New Accounting Standards

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of February 3, 2002, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on the Company’s financial position or results of operations.

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes to the Consolidated Financial Statements include certain “forward-looking statements”. These statements include (without limitation) growth and disposition plans, expected capital expenditures, financing requirements and plans to meet such requirements, and effect of recent accounting pronouncements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans,” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry and economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the threat of terrorist activity and its effect on consumer confidence and spending; potential disruptions in supply chain efficiencies; changes in consumer spending patterns and debt levels; trends in personal bankruptcies and in the ability of credit customers to repay account balances in the Company’s accounts receivable portfolio; customer response to the Company’s merchandise; the impact of competitive market factors, including the competitive pricing environment in markets in which the Company’s stores are located and other economic and demographic changes of similar or dissimilar nature; changes in operating expenses, including employee wages, commissions structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended November 2, 2002, the Company repurchased $111.9 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.13% to 9.5%. Maturity dates ranged from 2002 to 2028. During the nine months ended November 2, 2002, the Company also retired the remaining $143 million of its 6.31% Reset Put Securities (“REPS”) due August 1, 2012 prior to their maturity dates.

Except as disclosed above, there have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

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

      None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

      Nine Months Ended                                     Fiscal Year Ended
------------------------------  ---------------------------------------------------------------------------

 November 2,     November 3,    February 2,    February 3,     January 29,    January 30,     January 31,
     2002            2001          2002           2001*           2000           1999            1998
---------------  -------------  ------------  --------------  -------------- --------------  --------------

     1.64            0.65          1.46           1.51            2.00           1.97            3.69
===============  =============  ============  ==============  ============== ==============  ==============

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

12    Statement re: Computation of Earnings to Fixed Charges

99(a)     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (18 U.S.C. 1350).

99(b)     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (18 U.S.C. 1350).

(b)     Reports on Form 8-K filed during the third quarter:

Certification dated September 16, 2002 of Chief Executive Officer and Chief Financial Officer Pursuant to Securites and Exchange Commission's June 27, 2002 Order.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DILLARD’S,INC.
                                                         (Registrant)

DATE: December 17,2002                                /s/James I. Freeman
                                                      James I. Freeman
                                                      Senior Vice President & Chief Financial Officer
                                                      (Principal Financial & Accounting Officer)

CERTIFICATIONS

I, William Dillard, II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dillard’s, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ William Dillard, II

William Dillard, II

Chairman of the Board and Chief Executive Officer

I, James I. Freeman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dillard’s, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ James I. Freeman

James I. Freeman

Senior Vice-President and Chief Financial Officer