Form 10-K
period 2003-02-01
DILLARDS INC
filed 2003-04-10
CIK 28917

                                                 UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549
                                                     FORM 10-K

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003
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

Indicated by  checkmark  whether the  Registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2).
Yes X No _

Indicate by checkmark if  disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained herein,  and will not be  contained,  to the best of  Registrant's  knowledge,  in definitive  proxy or  information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  [X]

State the aggregate  market value of the voting stock held by  non-affiliates  of the  Registrant as of February 28,
2003:  $1,095,014,555.

Indicate the number of shares  outstanding  of each of the  Registrant's  classes of common stock as of February 28,
2003:
                  CLASS A COMMON STOCK, $.01 par value        80,746,732
                  CLASS B COMMON STOCK, $.01 par value         4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2003 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

General

Dillard’s, Inc. (the “Company” or “Registrant”) is an outgrowth of a department store originally founded in 1938 by William Dillard. The Company was incorporated in Delaware in 1964. The Company operates retail department stores located primarily in the Southwest, Southeast and Midwest.

We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, internet, and mail-order retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service and credit availability. We believe that our stores are in a strong competitive position with regard to each of these factors. The Company’s earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

For additional information with respect to the Registrant’s business, reference is made to information contained under the headings “Net sales,” “Net income,” “Total assets” and “Number of employees-average,” under item 6 hereof.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on Dillard’s, Inc. Web site:

www.dillards.com

The information contained on the Company’s web site is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K.

Executive Officers of the Registrant

The following table lists the names and ages of all Executive Officers of the registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the registrant for more than five years except for Robin Sanderford, Paul J. Schroeder, Jr. and Charles Unfried.

Mr. Sanderford has been employed by the Registrant as Vice President since August 1998. Prior to August 1998 he was employed as President of the Southeast Division of Mercantile Stores Company, Inc. (“Mercantile”) (1995-1998) nd as Vice President and Director of Real Estate and Long Range Planning for Mercantile (1993-1995). Mr. Schroeder has been employed by the Registrant as Vice President since January 1998. Prior to 1998 he was a partner with the St. Louis based, international law firm of Bryan Cave, LLP, specializing in labor and employment law. Mr. Unfried has been employed by the Registrant since August 1998. Prior to August 1998, he was President of Mercantile Credit Services and Mercantile Stores National Bank, both subsidiaries of Mercantile.

The following is a listing of executive officers of the Company, their age, position and office, and family relationship, if any.

    Name                    Age    Position & Office                       Family Relationship
William Dillard, II          58    Director; Chief Executive Officer            None
Alex Dillard                 53    Director; President                          Brother of William Dillard, II
Mike Dillard                 51    Director; Executive Vice President           Brother of William Dillard, II
H. Gene Baker                64    Vice President                               None
Joseph P. Brennan            58    Vice President                               None
G. Kent Burnett              58    Vice President                               None
Drue Corbusier               56    Director; Executive Vice President           Sister of William Dillard, II
James I. Freeman             53    Director;  Senior  Vice  President;          None
                                   Chief Financial Officer
Randal L. Hankins            52    Vice President                               None
Gaston Lemoine               59    Vice President                               None
Steven K. Nelson             45    Vice President                               None
Robin Sanderford             56    Vice President                               None
Paul J. Schroeder            54    Vice President                               None
Burt Squires                 53    Vice President                               None
Charles Unfried              56    Vice President                               None

ITEM 2. PROPERTIES.

All of the Registrant’s stores are owned or leased from a wholly owned subsidiary or from third parties. The Registrant’s third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. Lease terms between the Registrant and its wholly owned subsidiary vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to the leases. At February 1, 2003 there were 333 stores in operation with gross square footage approximating 56.7 million feet. The Company owned or leased, from a wholly owned subsidiary, a total of 258 stores with 43.8 million square feet. The Company leased 75 stores from third parties, which totaled 12.9 million square feet. Additional information is contained in Notes 1, 2, 12 and 13 of “Notes to Consolidated Financial Statements,” in Item 8 hereof and reference is made to information contained under the heading “Number of stores,” under item 6 hereof.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 28, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended February 1, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”.

Stock Prices and Dividends by Quarter

                                                                    Dividends
                               2002                2001             per Share
--------------------------------------------------------------------------------------------------------------------
                          High      Low        High      Low       2002     2001
--------------------------------------------------------------------------------------------------------------------
First                   $25.87   $12.94      $22.00   $15.74      $0.04    $0.04
Second                   30.47    21.70       19.52    14.27       0.04     0.04
Third                    27.98    15.59       19.05    12.63       0.04     0.04
Fourth                   19.32    15.00       17.74    13.38       0.04     0.04
--------------------------------------------------------------------------------------------------------------------

Equity Compensation Plan Information

                                                                                              Number of securities
                                                                                              available for future
                                                                                              issuance under equity
                                                                                                  compensation
                                  Number of securities to be    Weighted average           plans(excluding securities
                                    issued upon exercise of     exercise prices of          reflected in column (a))
                                      outstanding options       outstanding options
-------------------------------- ------------------------------ -------------------------- ----------------------------
                                               (a)                         (b)                         (c)
---------------------------------- ---------------------------- -------------------------- ----------------------------
Equity compensation plans
approved by shareholders                    9,669,755                    $24.72                     8,096,500
---------------------------------- ---------------------------- -------------------------- ----------------------------
              Total                         9,669,755                    $24.72                     8,096,500
---------------------------------- ---------------------------- -------------------------- ----------------------------

As of February 28, 2003, there were 4,906 record holders of the Company’s Class A Common Stock and 8 record holders of the Company’s Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Table of Selected Financial Data

(In thousands of dollars, except per share data)
                                                     2002             2001         2000*            1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $7,910,996       $8,154,911    $8,566,560      $8,676,711       $7,762,778
  Percent increase                                         -3%              -5%           -1%             12%              17%
Cost of sales                                        5,254,134        5,507,702     5,802,147       5,762,431        5,184,132
  Percent of sales                                       66.4%            67.5%         67.8%           66.4%            66.8%
Interest and debt expense                              182,940          201,736       239,280         249,514          196,680
Income before taxes                                    211,100          111,571       140,860         283,949          219,084
Income taxes                                            74,800           45,785        44,030         120,220           83,825
Income before extraordinary item and
  accounting change                                    136,300           65,786        96,830         163,729          135,259
Extraordinary gain (loss), net of taxes                (4,374)            6,012        27,311               -                -
Cumulative effect of accounting change               (530,331)(1)             -     (129,991)(2)            -                -
Net income (loss)                                    (398,405)           71,798       (5,850)         163,729          135,259
Pro forma inventory change                                   -                -             -         (8,963) (3)     (15,106)
Pro forma net income (loss)                          (398,405)           71,798       (5,850)         154,766          120,153
Per Diluted Common Share
  Income before extraordinary item and
    accounting change                                     1.60             0.78          1.06            1.55             1.26
  Extraordinary gain (loss)                             (0.05)             0.07          0.30               -                -
  Cumulative effect of accounting change                (6.22)                -        (1.42)               -                -
  Net income (loss)                                     (4.67)             0.85        (0.06)            1.55             1.26
  Pro forma inventory change                                 -                -             -          (0.08)           (0.14)
  Pro forma net income (loss)                           (4.67)             0.85        (0.06)            1.47             1.12
  Dividends                                               0.16             0.16          0.16            0.16             0.16
  Book value                                             26.71            31.81         30.94           28.68            26.57
Average number of shares
  outstanding                                       85,316,200       84,486,747    91,199,184     105,617,503      107,636,260
Accounts receivable                                  1,387,835        1,112,325     1,011,481       1,137,458        1,230,059
Merchandise inventories                              1,594,308        1,561,863     1,616,186       2,047,830        2,157,010
Property and equipment                               3,370,502        3,455,715     3,508,331       3,619,191        3,684,629
Total assets                                         6,675,932        7,074,559     7,199,309       7,918,204        8,172,001
Long-term debt                                       2,193,006        2,124,577     2,374,124       2,894,616        3,002,595
Capitalized lease obligations                           18,600           20,459        22,453          24,659           27,000
Deferred income taxes                                  645,020          643,965       638,648         702,467          681,061
Guaranteed Preferred Beneficial Interests
  in the Company's Subordinated Debentures             531,579          531,579       531,579         531,579          531,579
Stockholders' equity                                 2,264,196        2,668,397     2,629,820       2,832,834        2,841,522
Number of employees - average                           55,208           57,257        58,796          61,824           54,921
Gross square footage (in thousands)                     56,700           56,800        56,500          57,000           55,000
Number of stores
  Opened                                                     4                6             4               8                5
  Acquired                                                   0                4             0               0               65
  Closed                                                     9                9             9               1                5
Total - end of year                                        333              338           337             342              335

* 53 Weeks

(1) During fiscal 2002, the Company adopted Statement of Financial Accounting
    Standards No. 142, “Goodwill and Other Intangible Assets".
    See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) During fiscal 2000, the Company changed its method of accounting for inventories under the retail method. See Management’s Discussion and Analysis of Financial Condition
    and Results of Operations.

(3) Pro forma effect of applying the cumulative effect of accounting change for inventories in fiscal 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS.

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

Service Charges, Interest and Other Income. Service Charges, Interest and Other Income include interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment.

Cost of Sales. Cost of sales includes the cost of merchandise sold, bank card fees, freight to the distribution centers, employee and promotional discounts and direct payroll for salon personnel.

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

Interest and debt expense. Interest and debt expense includes interest relating to the Company’s unsecured notes, mortgage notes, credit card receivables financing, the Guaranteed Beneficial Interests in the Company’s subordinated debentures, amortization of financing intangibles and interest on capital lease obligations.

Asset impairment and store closing charges. Asset impairment and store closing charges consist of write downs to fair value of under-performing properties including property and equipment and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Extraordinary gain (loss). Extraordinary gain (loss) consist of gains (losses) on the repurchase of outstanding unsecured notes prior to their related maturity dates net of the write-off of unamortized deferred financing costs relating thereto and the retirement of Reset Put Securities (“REPS”) prior to their maturity dates.

Cumulative effect of accounting change. Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for fiscal year 2002 by $530 million or $6.22 per diluted share.

         Effective January 30, 2000, the Company changed its method of accounting for inventories under the retail inventory method. The change principally relates to the Company’s accounting for vendor markdown allowances, from recording these allowances directly as a reduction of cost of sales to recording such allowances as a reduction of inventoriable product cost. The cumulative effect of the accounting change as of January 30, 2000 was to decrease net income for fiscal year 2000 by $130 million, net of tax, or $1.42 per share. The effect of adopting the new method was to increase both income before extraordinary item and net income for fiscal 2000 in the amount of $30 million ($.33 per share).

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Merchandise inventory. Approximately 97% of the inventories are valued at lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at lower of cost or market using the specific identified cost method.

Allowance for doubtful accounts.   The accounts receivable from the Company’s proprietary credit card sales are subject to credit losses. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance is based on historical experience with similar customers including bankruptcy and write-off trends, current aging information and year-end balances. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions; however, significant deterioration in any of the above-noted factors or in the overall health of the economy could materially change these expectations.

Vendor Allowances. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

The FASB’s EITF Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The Company has not completed the process of evaluating the impact of EITF Issue 02-16; however, the Company does not expect that its adoption in 2003 will have a material impact on its financial position or results of operations.

Self insurance accruals. The Company purchases third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain level. However, the Company is responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

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

Stock Options. The Compensation Committee of the Board of Directors periodically grants employees of the Company stock options. As allowed under GAAP, the Company does not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, the Company could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 11 in the Consolidated Financial Statements, had the Company recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.11, $0.06, and $0.08 less than what was reported for fiscal 2002, 2001 and 2000, respectively.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities in the multiple taxing jurisdictions within which the Company operates. Future tax law changes may require adjustment to the Company’s existing tax assets and liabilities.

RESULTS OF OPERATIONS

Sales

Sales decreased 3% for the 52-week period ended February 1, 2003 compared to the 52-week period ended February 2, 2002 on both a total and comparable store basis. The sales decrease for 2002 is due to lower levels of comparable store sales particularly in the latter half of fiscal 2002 due to a notably weak retail environment. Sales declined in all merchandising categories with the largest declines in men’s clothing and accessories and home, which decreased 6% and 4%, respectively. The Company continues to emphasize its private brand merchandise in order to build penetration and recognition of those private brands. During the fiscal years 2002, 2001 and 2000, sales of private brand merchandise as a percent of total sales were 18.2%, 15.4% and 13.4%, respectively.

Sales for the 52-week period ended February 2, 2002 decreased 5% from the 53-week period ended February 3, 2001 on both a total and comparable store basis. Sales for the comparable 52-week period in 2001 declined in all merchandise categories with the exception of cosmetics, which were unchanged. The weakest performing merchandise categories for that period were men’s clothing and accessories and home, which each decreased 6%.

The sales mix by category as a percent of total sales for the past three years has been:

                                                2002           2001           2000
                                           ------------- -------------- --------------
Cosmetics                                        13.8%          13.7%          13.3%
Women' s and Juniors' Clothing                   30.8           30.7           30.6
Children's Clothing                               6.9            6.8            6.7
Men's Clothing and Accessories                   18.3           18.9           19.5
Shoes, Accessories and Lingerie                  20.7           20.4           20.0
Home                                              8.9            8.9            9.2
Leased and Other                                   .6             .6             .7
                                          ------------- -------------- --------------
Total                                           100.0          100.0          100.0
                                          ------------- -------------- --------------

Cost of Sales

Cost of sales as a percentage of sales decreased to 66.4% during 2002 compared with 67.5% for 2001. The Company experienced lower than expected consumer demand in its fourth quarter of 2002 necessitating increased promotional efforts by the Company to clear slower moving merchandise. Significantly improved levels of markups offset this promotional activity during 2002 compared with 2001. All product categories had improved gross margins during 2002 except cosmetics, which was unchanged from 2001. The Company has continued to build penetration and recognition of its private brand merchandise as a means for increased control over merchandise mix and better gross margin performance with the goal of replacing under-performing branded vendors with Dillard’s private brands.

Inventory in comparable stores at February 1, 2003 increased 2% comparing to inventory in comparable stores at February 2, 2002. This increase was due to lower than expected sales in the fourth quarter of fiscal 2002.

Cost of sales as a percentage of sales decreased to 67.5% during 2001 compared with 67.8% for 2000. This decrease is due to a higher level of markups and lower shrinkage levels, partially offset by slightly higher level of markdowns during 2001 compared with 2000. The gross margin improvement is also attributable to a greater percentage of sales in categories with higher gross margins such as cosmetics and shoes, accessories and lingerie. Comparable store inventories for 2001 decreased by 5% from 2000 levels as the Company continued to focus on maintaining appropriate inventory levels.

Effective January 30, 2000, the Company changed its method of accounting for inventories under the retail inventory method. The change principally related to the Company’s accounting for vendor markdown allowances, from recording these allowances directly as a reduction of cost of sales to recording such allowances as a reduction of inventoriable product cost. Historically, the vendor/retailer arrangement provided for the Company to receive allowances from vendors when gross margin rates fell below stipulated levels. During fiscal 2000, the Company and certain vendors revised the vendor/retailer arrangement whereby the vendors were providing up-front allowances in the form of a fixed percentage discount off of purchases. The Company viewed the changes in the vendor arrangements as a new purchasing model that will enhance its merchandising decisions. Since the vendor allowances were directly related to purchases, the Company accounted for such fixed discount arrangements as a reduction of inventoriable product cost. As the Company moves toward the new purchasing model, it plans to continue to negotiate up-front discounts with its vendors. As such, the Company no longer views vendor markdown allowances as direct reductions of markdowns, but rather as overall vendor discounts on inventory purchases, along with the up-front product discounts noted above. Accordingly, the Company has changed its accounting method for markdown allowances to record such allowances as a reduction of inventoriable product cost. In addition, and as a result of this change, the Company has also changed its method of accounting for certain retail price adjustments, from recording such price adjustments as a reduction of initial markup to recording them as markdowns under the retail inventory method. The Company believes that its change in accounting method will result in improved merchandising and buying decisions. The cumulative effect of the accounting change as of January 30, 2000 was to decrease net income for fiscal year 2000 by $130 million, net of tax, or $1.42 per share. The effect of adopting the new method was to increase both income before extraordinary item and net income for fiscal 2000 in the amount of $30 million ($.33 per share).

Expenses

Expenses as a percentage of sales for the past three years were as follows:

                                                       2002          2001        2000
                                             --------------- ------------- -----------
Advertising, selling, administrative and              27.3%         26.9%       25.9%
general expenses
Depreciation and amortization                          3.8           3.8         3.5
Rentals                                                 .9            .9          .9
Interest and debt expense                              2.3           2.5         2.8

Advertising, selling, administrative and general (“SG&A”) expenses increased to 27.3% of sales for fiscal 2002 compared to 26.9% for fiscal 2001. The percentage increase is primarily due to a lack of sales leverage as SG&A expenses decreased $27.4 million in 2002 compared to 2001. On a dollar basis significant decreases were noted in payroll, utilities and supplies partially offset by a $23.8 million increase in bad debt expenses, which includes an increase in the allowance for doubtful accounts of $12.4 million during 2002 compared to 2001. Depreciation and amortization as a percentage of sales remained flat during fiscal 2002 principally due to lower amortization expenses during 2002 compared to 2001 as a result of the non-amortization provisions of SFAS No. 142 combined with a lack of sales leverage from the 3% decline in comparable store sales during the year. Interest and debt expense as a percentage of sales declined during fiscal 2002 as a result of the Company’s continuing focus on reducing its out-standing debt levels and the reduction in variable short-term interest rates. The Company retired $340 million in long-term debt and issued $40 million in new mortgage loans and $100 million in additional receivable financing during 2002.

SG&A expenses increased to 26.9% of sales for fiscal 2001 compared to 25.9% for fiscal 2000. This increase is due principally to higher selling payroll, utilities, insurance and bad debt costs combined with a lack of sales leverage. Depreciation and amortization as a percentage of sales increased during fiscal 2001 principally due to the 3% decline in comparable store sales during the year and capital expenditures incurred to upgrade the Company’s store selling, service and support systems. Interest and debt expense as a percentage of sales declined during fiscal 2001 as a result of the Company’s continuing focus on reducing its outstanding debt levels and the reduction in variable short-term interest rates. The Company retired $411 million in long-term debt and issued $50 million in new debt during 2001.

The Company has reclassified interest expense related to its receivable financing from other revenue to interest expense on its consolidated statements of operations for all periods presented. The Company reclassified $11.3 million and $15.0 million for fiscal 2001 and 2000, respectively.

During fiscal 2002, the Company recorded a pre-tax charge of $52.2 million for asset impairment and store closing costs. The charge includes a write-down to fair value for certain under-performing properties in the amount of $55.8 million and exit costs to close four such properties in the amount of $4.4 million, all of which will be closed during fiscal 2003, partially offset by forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation. The Company does not expect to incur significant additional exit costs upon the closing of these properties during fiscal 2003. During fiscal 2001, the Company recorded a pre-tax charge of $3.8 million for asset impairment and store closing costs. The charge includes a write-down to fair value for one under-performing store in the amount of $1.8 million and lease commitments of $2 million. During fiscal 2000, the Company recorded a pre-tax charge of $51 million for asset impairment and store closing costs. The charge includes a write-down to fair value for certain under-performing properties in the amount of $37 million and exit costs to close four such properties in the amount of $14 million, all of which were closed during fiscal 2001.

Service Charges, Interest and Other Income

Service Charges, Interest and Other Income, as a percentage of net sales, was 4.1%, 3.0% and 3.1% for fiscal 2002, 2001 and 2000, respectively. Included in other income in fiscal 2002 is a $64.3 million gain pertaining to the Company’s sale of its interest in the FlatIron Crossing joint venture located in Broomfield, Colorado. Service charge income was $226 million in 2002 compared to $210 million in 2001. This increase is due to a $70 million increase in the average amount of outstanding accounts receivable during 2002 compared to 2001. Service charge income was $210 million in 2001 compared to $219 million in 2000. The decrease is due to the 53-week period in 2000 compared to the 52-week period in 2001 and to a $29 million decrease in the average amount of outstanding accounts receivable during 2001 compared to 2000. Sales on the Company’s proprietary credit cards as a percent of total sales were 28.2%, 28.8% and 27.7% for fiscal 2002, 2001 and 2000, respectively. Earnings from joint ventures was $19.5 million, $11.6 million and $8.2 million for fiscal 2002, 2001 and 2000, respectively. Earnings from FlatIron Crossing for fiscal 2002 were $13.6 million. Due to the Company’s sale of FlatIron Crossing in fiscal 2002, future earnings from joint ventures are expected to be significantly reduced from fiscal 2002 levels.

Income Taxes

The Company’s actual federal and state income tax rate (exclusive of the effect of nondeductible goodwill amortization) was 36% in fiscal 2002, 2001 and 2000. The Company’s actual federal and state income tax rate was reduced from 37% in fiscal 1999 to 36% in fiscal 2000, as a result of lower effective combined income tax rates. The effect of these reduced rates on the Company’s deferred income taxes was to reduce the income tax provision by $16 million in fiscal 2000.

Extraordinary Item

The 2002 extraordinary loss of $4.4 million (net of income tax benefit of $2.5 million) and the 2001 and 2000 extraordinary gains of $6 million and $27 million (net of taxes of $3.4 million and $15.4 million), respectively, consist of gains (losses) on the retirement of Reset Put Securities (“REPS”) prior to their maturity dates and the repurchase of outstanding unsecured notes prior to their related maturity dates net of the write-off of unamortized deferred financing costs relating thereto.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operations were $357 million for 2002 and were adequate to fund the Company’s operations for the year. Cash flows from operations declined from 2001 levels due primarily to a $102 million decrease in accounts payable and accrued expenses in the current year compared to a $193 million increase in accounts payable and accrued expenses in the prior year and an increase in inventories in the current year compared to a decrease in the prior year. On a comparable stores basis, merchandise inventory increased 2% while the prior year comparable store inventory decreased 5%. Accounts receivable were flat in the current year compared to a $117 million increase in the prior year.

During 2002, the Company reduced its net level of outstanding debt and capital leases by $200 million through scheduled debt maturities and repurchases of notes prior to their related maturity dates. Capital expenditures were $233 million for 2002. During 2002, the Company opened four new stores, Randolph Mall in Asheboro, North Carolina; Parkway Place in Huntsville, Alabama; Triangle Town Center in Raleigh, North Carolina and Prescott Gateway in Prescott, Arizona and three replacement stores, Fashion Show Mall in Las Vegas, Nevada; Lynnhaven Mall in Virginia Beach, Virginia and Gulf View Square Mall in Port Richey, Florida. These seven stores totaled approximately 1.1 million square feet of retail space. In addition, the Company completed major expansions on five stores totaling 434,000 square feet of retail space. The Company closed twelve store locations, including the three replacement stores, during the year totaling approximately 1.5 million square feet of retail space. Capital expenditures for 2003 are expected to be approximately $250 million. The Company plans to open five new stores in fiscal 2003 totaling 773,000 square feet, net of replaced square footage.

The Company recorded a gain of $64.3 million and received proceeds of $68.3 million from the sale of its interest in FlatIron Crossing, a regional mall in Broomfield, Colorado.

During the year ended February 1, 2003, the Company issued $40 million of variable rate mortgage notes due 2004. The Company also closed on an additional $200 million in long-term receivable financing and paid off $100 million in short-term receivable financing bringing the total receivable financing recorded in long-term debt to $400 million. The Company repurchased $111.9 million of its outstanding unsecured notes prior to their related maturity dates. The Company also retired the remaining $143 million of its 6.31% Reset Put Securities (“REPS”) due August 1, 2012 prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.13% to 9.50%. Maturity dates ranged from 2002 to 2028. In connection with these transactions, the Company recorded an extraordinary loss of $4.4 million (net of income tax benefit of $2.5 million).

In May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable from qualifying as a sale and thus receiving off-balance-sheet treatment. As a result of this decision, the Company records all financing through this facility on the balance sheet at February 1, 2003 of which $400 million is classified in long-term debt. At February 2, 2002, the Company had $300 million of off-balance-sheet financing associated with its securitizations.

Maturities of the Company’s long-term debt over the next five years are $139 million, $207 million, $297 million, $298 million and $201 million, respectively. The Company may elect to retire $146 million of its 6.39% REPS due August 1, 2013 in August 2003. The REPS reprice on August 1, 2003 at a rate equal to 5.503% plus the Company’s trading spread to the ten year treasury note. If the Company elects to call the REPS, the Company will pay a premium.

During fiscal 2002, the Company closed on a new $400 million revolving credit facility with Fleet Retail Finance, Inc. (“Fleet”). Borrowings under the facility accrue interest at Fleet’s Base Rate or the Eurodollar Rate plus 1.75%. The line of credit agreement is secured by inventory of certain Company stores. The agreement expires on May 9, 2005.

The Company was in compliance with all the covenants under the line of credit agreement during fiscal 2002 and at February 1, 2003. No funds were borrowed under the revolving line of credit during fiscal 2002. At the end of fiscal 2002, the Company had an outstanding shelf registration statement for securities in the amount of $750 million.

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. During fiscal 2001, the Company repurchased approximately $22.3 million of Class A Common Stock, representing 1.3 million shares at an average price of $17.15 per share. Approximately $75 million in share repurchase authorization remained under this open-ended plan at February 1, 2003.

During fiscal 2003, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash flows generated from operations. As part of its overall funding strategy and for peak working capital requirements, the Company expects to obtain funds through its credit card receivable financing facilities. The Company’s available receivable financing facilities provide for up to $600 million of which none was outstanding at February 1, 2003. The receivable financing facilities mature in fiscal 2003. Management expects the $600 million available through its receivable financing facilities to meet peak borrowing demand. The peak borrowings incurred under the facilities were $465 million during 2002. The Company expects a comparable level of borrowings during fiscal 2003. The Company intends to renew maturing receivable financing facilities as they become due. Other than peak working capital requirements, management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

                                                    PAYMENTS DUE BY PERIOD
(in thousands of dollars)                Total       Within 1 year     2-3 years      4-5 years    After 5 years
------------------------------------ -------------- ----------------- ------------- -------------- ---------------
Contractual obligations
Long-term debt                          $1,931,820          $138,814      $303,716       $299,123      $1,190,167
Guaranteed beneficial interest
in    the Company's subordinated
debentures                                 531,579                 -             -              -         531,579
Receivable financing facility              400,000                 -       200,000        200,000               -
Capital lease obligations                   20,456             1,730         3,269          2,839          12,618
Operating leases                           324,968            59,299        92,276         68,070         105,323
------------------------------------ -------------- ----------------- ------------- -------------- ---------------
Total contractual cash  obligations     $3,208,823          $199,843      $599,261       $570,032      $1,839,687
------------------------------------ -------------- ----------------- ------------- -------------- ---------------

                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(in thousands of dollars)                Total       Within 1 year     2-3 years      4-5 years    After 5 years
                                        Amounts
                                       Committed
------------------------------------- ------------- ----------------- ------------- -------------- ---------------
Other commercial commitments
$400 million line of credit, none
outstanding                                $-              $-              $-            $-              $-
$600 million receivables financing
facility, none outstanding                  -               -               -             -               -
Standby letters of credit                   51,020          51,020          -             -               -
Import letters of credit                    44,480          44,480          -             -               -
------------------------------------- ------------- ----------------- ------------- -------------- ---------------
Total commercial commitments               $95,500         $95,500         $-            $-              $-
------------------------------------- ------------- ----------------- ------------- -------------- ---------------

New Accounting Pronouncements

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

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement will not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and has not adopted the fair-value based method of accounting.

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of December 31, 2002.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; trends in personal bankruptcies and charge-off trends in the credit card receivables portfolio; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict, including the war with Iraq and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s obligations that are sensitive to changes in interest rates. The table presents maturities of the Company’s long-term debt and Guaranteed Beneficial Interests in the Company’s Subordinated Debentures along with the related weighted-average interest rates by expected maturity dates.

 (IN THOUSANDS OF DOLLARS)

Expected Maturity Date            2003         2004       2005       2006       2007    Thereafter      Total     Fair Value
(fiscal year)
------------------------------- --------- ----------- ---------- ---------- ---------- ------------- ------------ --------------
Long-term debt                  $138,814   $207,041    $296,675   $298,483    $200,640 $1,190,167    $2,331,820    $2,241,471
Average interest rate              6.2%      6.5%          3.4%       5.0%       6.9%        7.2%         6.3%
Guaranteed Beneficial
Interests in the Company's
Subordinated Debentures            $-         $-         $-         $-         $-        $531,579      $531,579      $473,179
Average interest rate              -%         -%         -%         -%         -%            4.7%           4.7%
------------------------------- --------- ----------- ---------- ---------- ---------- -------------- -------------- -------------

During the year ended February 1, 2003, the Company repurchased $111.9 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.1% to 9.5%. Maturity dates ranged from 2002 to 2028. The Company also retired the remaining $143 million of its 6.31% Reset Put Securities due August 1, 2012 prior to their maturity date.

The Company is exposed to market risk from changes in the interest rates on certain receivable financing facilities and $331.6 million of the Guaranteed Beneficial Interests in the Company’s Subordinated Debentures. Outstanding balances under these facilities bear interest at a variable rate based on a spread over LIBOR. Based on the amount outstanding as of February 1, 2003, a 100 basis point change in interest rates would result in an approximate $5.3 million annual change to interest expense.

The $331.6 million of the Guaranteed Beneficial Interests in the Company’s Subordinated Debentures are subject to mandatory remarketing on January 29, 2004 if a financing extension agreement has not been reached. Solicited bids are subject to maximum applicable rates in effect immediately prior to the remarketing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRTANT.

A. Directors of the Registrant

Information regarding directors of the Registrant is incorporated herein by reference to the information on pages 5 through 8 under the heading “Nominees for Election as Directors” and page 14 under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

B. Executive Officers of the Registrant

Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading “Executive Officers of the Registrant.” Reference additionally is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning on page 9 under the heading “Compensation of Directors and Executive Officers” and concluding on page 11 under the heading “Compensation of Directors” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information on page 4 under the heading “Principal Holders of Voting Securities” and page 5 under the heading “Nominees for Election as Directors” and continuing through footnote 12 on page 7 in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is incorporated herein by reference to the information on page 14 under the heading “Certain Relationships and Transactions” in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedules

An “Index to Financial Statements” and “Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 hereof.

(a)(3) Exhibits and Management Compensatory Plans

An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 hereof and is herein incorporated by reference.

(b)     Reports on Form 8-K filed during the fourth quarter

Certification dated December 17, 2002 of Chief Executive Officer and Chief Financial Officer Pursuant to Securities and Exchange Commission’s June 27, 2002 Order.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Dillard's, Inc.
                                                            Registrant

              Date: April 8, 2003                            /s/ James I. Freeman
                                                            James I. Freeman, Senior Vice President and
                                                            Chief Financial Officer
                                                            (Principal Financial and Accounting Officer)

              Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the  following  persons  on  behalf of the  Registrant  and in the  capacity  and on the date indicated.

             /s/ Calvin N. Clyde, Jr.                           /s/ Drue Corbusier
             Calvin N. Clyde, Jr.                               Drue Corbusier
             Director                                           Executive Vice President and Director

             /s/ Robert C. Connor                               /s/ Will D. Davis
             Robert C. Connor                                   Will D. Davis
             Director                                           Director

             /s/ Alex Dillard                                   /s/ Mike Dillard
             Alex Dillard                                       Mike Dillard
             President and Director                             Executive Vice President
                                                                and Director

             /s/ William Dillard II                             /s/ James I. Freeman
             William Dillard II                                 James I. Freeman
             Chief Executive Officer and Director               Senior Vice President and Chief
             (Principal Executive Officer)                      Financial Officer and Director

             /s/ John Paul Hammerschmidt                        /s/ John H. Johnson
             John Paul Hammerschmidt                            John H. Johnson
             Director                                           Director

             /s/ Warren A. Stephens                             /s/ William H. Sutton
             Warren A. Stephens                                 William H. Sutton
             Director                                           Director

             /s/ J.C. Watts, Jr.                                /s/ Bob L. Martin
             J.C. Watts, Jr.                                    Bob L. Martin
             Director                                           Director

             Date: April 8, 2003

CERTIFICATIONS

I, William Dillard, II, certify that:

1.	I have reviewed this annual report on Form 10-K of Dillard’s, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ William Dillard, II
William Dillard, II
Chairman of the Board and Chief Executive Officer

I, James I. Freeman, certify that:

1.	I have reviewed this annual report on Form 10-K of Dillard’s, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ James I. Freeman
James I. Freeman
Senior Vice-President and Chief Financial Officer

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
DILLARD’S, INC.AND SUBSIDIARIES
Year Ended February 1, 2003

                                                                                      Page

Independent Auditors’Report                                                            F-2

Consolidated Balance Sheets – February 1, 2003 and February2, 2002.                    F-3

Consolidated Statements of Operations — Fiscal years ended February 1,                 F-4
2003, February 2, 2002 and February 3, 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss —               F-5
Fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Consolidated Statements of Cash Flows — Fiscal years ended February 1,                 F-6
2003, February 2, 2002 and February 3, 2001.

Notes to Consolidated Financial Statements — Fiscal years ended February 1,            F-7
2003, February 2, 2002 and February 3, 2001.

Schedule II — Valuation and Qualifying Accounts                                        F-23

Independent Auditors’ Report

Independent Auditors’ Report

To the Stockholders and Board of Directors of Dillard’s, Inc.Little
Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three fiscal years in the period ended February 1, 2003. Our audits also included the financial statement schedule of Dillard’s, Inc. and subsidiaries, listed in item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted within the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dillard’s, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Standards No. 142. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for merchandise inventories under the retail inventory method in 2000.

Deloitte & Touche LLP

Dallas, TexasMarch
1, 2003

Consolidated Balance Sheets
Dollars in Thousands

Assets                                                                       February 1, 2003       February 2, 2002
--------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                                       $142,356               $152,960
   Accounts receivable (net of allowance for
     doubtful accounts of $49,755 and $37,385)                                    1,338,080              1,074,940
   Merchandise inventories                                                        1,594,308              1,561,863
   Other current assets                                                              55,507                 24,747
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                         3,130,251              2,814,510
--------------------------------------------------------------------------------------------------------------------
Property and Equipment:
   Land and land improvements                                                       104,848                106,911
   Buildings and leasehold improvements                                           2,748,225              2,661,120
   Furniture, fixtures and equipment                                              2,202,811              2,258,909
   Buildings under construction                                                      28,602                 43,340
   Buildings under capital leases                                                    50,123                 50,123
   Less accumulated depreciation and amortization                                (1,764,107)            (1,664,688)
--------------------------------------------------------------------------------------------------------------------
                                                                                  3,370,502              3,455,715
--------------------------------------------------------------------------------------------------------------------
Goodwill                                                                             39,214                569,545
Other Assets                                                                        135,965                234,789
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $6,675,932             $7,074,559
--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Trade accounts payable and accrued expenses                                     $675,962               $808,231
   Current portion of long-term debt                                                138,814                 98,317
   Current portion of capital lease obligations                                       1,856                  2,169
   Federal and state income taxes                                                    69,829                 19,354
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      886,461                928,071
--------------------------------------------------------------------------------------------------------------------
Long-term Debt                                                                    2,193,006              2,124,577
--------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                                                            18,600                 20,459
--------------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                   137,070                157,511
--------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes                                                               645,020                643,965
--------------------------------------------------------------------------------------------------------------------
Operating Leases and Commitments
--------------------------------------------------------------------------------------------------------------------
Guaranteed Preferred Beneficial Interests in the
   Company's Subordinated Debentures                                                531,579                531,579
--------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Common stock, Class A - 112,677,505 and 111,807,520 shares issued;
     80,746,732 and 79,876,747 shares outstanding                                     1,127                  1,118
   Common stock, Class B (convertible)-- 4,010,929 shares issued
     and outstanding                                                                     40                     40
   Additional paid-in capital                                                       711,324                699,104
   Accumulated other comprehensive loss                                              (4,496)                     -
   Retained earnings                                                              2,205,674              2,617,608
   Less treasury stock, at cost, Class A--31,930,773 shares                        (649,473)              (649,473)
--------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   2,264,196              2,668,397
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       $6,675,932             $7,074,559
--------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Consolidated Statements of Operations
Dollars in Thousands, Except Per Share Data
                                                                                            Years Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                    February 1, 2003      February 2, 2002      February 3, 2001
--------------------------------------------------------------------------------------------------------------------------------

Net Sales                                                                 $7,910,996            $8,154,911            $8,566,560
Service Charges, Interest and Other Income                                   322,943               244,776               266,182
--------------------------------------------------------------------------------------------------------------------------------
                                                                           8,233,939             8,399,687             8,832,742
--------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of sales                                                           5,254,134             5,507,702             5,802,147
   Advertising, selling, administrative and general expenses               2,164,033             2,191,389             2,219,818
   Depreciation and amortization                                             301,407               310,754               303,198
   Rentals                                                                    68,101                72,783                76,043
   Interest and debt expense                                                 182,940               201,736               239,280
   Asset impairment and store closing charges                                 52,224                 3,752                51,396
--------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                              8,022,839             8,288,116             8,691,882
--------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                   211,100               111,571               140,860
Income Taxes                                                                  74,800                45,785                44,030
--------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and accounting change                       136,300                65,786                96,830
Extraordinary gain (loss), net of income tax expense (benefit) of
$(2,461), $3,382 and $15,363                                                 (4,374)                 6,012                27,311
Cumulative effect of accounting change, net of tax benefit
   of $0, $0 and $73,120                                                   (530,331)                    --             (129,991)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                         $(398,405)               $71,798              $(5,850)
--------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share:
   Income before extraordinary item and accounting change                      $1.61                  $.78                 $1.06
   Extraordinary gain (loss)                                                   (.05)                   .07                   .30
   Cumulative effect of accounting change                                     (6.27)                    --                (1.42)
--------------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                                         $(4.71)                  $.85                $(.06)
--------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share:
   Income before extraordinary item and accounting change                      $1.60                  $.78                 $1.06
   Extraordinary gain (loss)                                                   (.05)                   .07                   .30
   Cumulative effect of accounting change                                     (6.22)                    --                (1.42)
--------------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                                         $(4.67)                  $.85                $(.06)
--------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Dollars in Thousands, Except Per Share Data
                                                                                 Accumulated
                                                                  Additional      Other
                                                 Common Stock        Paid-in      Comprehen-   Retained       Treasury
                                            Class A     Class B      Capital      sive Loss    Earnings        Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 2000                    $1,115         $40     $695,507   $    --        $2,579,567    $(443,395)    $2,832,834
   Net loss                                      --          --           --        --           (5,850)            --       (5,850)
   Issuance of 116,275 shares
     under stock option,
     employee savings and
     stock bonus plans                            1          --        1,372        --                --            --         1,373
   Purchase of 13,894,514 shares of
     treasury stock                              __          __           __        __                __     (183,753)     (183,753)
   Cash dividends declared:
     Common stock, $.16 per share                --          --           --        --          (14,784)            --      (14,784)
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 3, 2001                     1,116          40      696,879        --         2,558,933     (627,148)     2,629,820
   Net income                                    __          __           __        __            71,798            __        71,798
   Issuance of 221,635 shares
     under stock option,
     employee savings and
     stock bonus plans                            2          __        2,225        __                __            __         2,227
   Purchase of 1,333,959 shares of
     treasury stock                              __          __           __        __                __      (22,325)      (22,325)
   Cash dividends declared:
     Common stock, $.16 per share                --          --           --        --          (13,123)            --      (13,123)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 2, 2002                     1,118          40      699,104        --         2,617,608     (649,473)     2,668,397
   Net loss                                      __          __           __                   (398,405)            __     (398,405)
   Minimum pension liability adjustment, net                 __           __    (4,496)            __               __       (4,496)
      Total comprehensive loss                                                                                             (402,901)
   Issuance of 869,985 shares
     under stock option,
     employee savings and
     stock bonus plans                            9          __       12,220        __                __            __        12,229
   Cash dividends declared:
     Common stock, $.16 per share                --          --           --        --          (13,529)            --      (13,529)
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 2003                    $1,127         $40     $711,324   $(4,496)       $2,205,674    $(649,473)    $2,264,196
------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands
                                                                                                  Years Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                       February 1, 2003      February 2, 2002     February 3, 2001
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                                             $(398,405)              $71,798             $(5,850)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                             305,545              313,711              306,096
    Extraordinary loss (gain) on extinguishment of debt                            4,374              (6,012)             (27,311)
Deferred income taxes                                                             24,882               2,045               (6,325)
     Impairment charges                                                           52,224                3,752               51,396
     Gain on sale of joint venture                                              (64,295)                   __                   __
     Gain on sale of property and equipment                                      (1,103)              (2,060)              (7,750)
     Provision for loan losses                                                    36,574               21,286               24,994
     Cumulative effect of accounting change, net of taxes                        530,331                   __              129,991
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                    286            (116,985)              100,690
       (Increase) decrease in merchandise inventories                           (32,445)               54,323              228,533
       (Increase) decrease in other current assets                              (30,760)               28,794               18,708
       Decrease in other assets                                                   31,559               53,504               28,540
       (Decrease) increase in trade accounts payable
       and accrued expenses, other liabilities and income taxes                (101,825)              192,825             (43,083)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        356,942              616,981              798,629
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchase of property and equipment                                          (233,268)            (270,595)            (225,525)
   Proceeds from sale of joint venture                                            68,295                   --                   --
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (164,973)            (270,595)            (225,525)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Principal payments on long-term debt and capital lease obligations          (340,081)            (402,941)            (379,308)
   Cash dividends paid                                                          (13,529)             (13,123)             (14,784)
   Proceeds from issuance of common stock                                         11,037                  983                   --
   Proceeds from receivable financing, net                                       100,000                   --                   --
   Proceeds from long-term borrowings                                             40,000               50,000                   --
   Purchase of treasury stock                                                         --             (22,325)            (183,753)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (202,573)            (387,406)            (577,845)
----------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                           (10,604)             (41,020)              (4,741)
Cash and Cash Equivalents, Beginning of Year                                     152,960              193,980              198,721
----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                          $142,356             $152,960             $193,980
----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – Dillard’s, Inc. (the “Company”) operates retail department stores located primarily in the Southeastern, Southwestern and Midwestern areas of the United States. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2002, 2001 and 2000 ended on February 1, 2003, February 2, 2002, and February 3, 2001, respectively. Fiscal years 2002 and 2001 included 52 weeks and fiscal year 2000 included 53 weeks.

Consolidation – The accompanying consolidated financial statements include the accounts of Dillard’s, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventories, sales return, allowance for doubtful accounts, self-insured accruals and lives of long-lived assets. Actual results could differ from those estimates.

Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable – Customer accounts receivable are classified as current assets and include some which are due after one year, consistent with industry practice. Credit card receivables are shown net of an allowance for uncollectible accounts. The Company calculates the allowance for uncollectible accounts using a model that analyzes factors such as bankruptcy filings, delinquency rates, historical charge-off patterns, recovery rates and other portfolio data. The calculation is then reviewed by management to assess whether, based on recent economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio. The Company’s current credit processing system charges off an account automatically when a customer has failed to make a required payment in each of the six billing cycles following a missed payment. The Company also provides for the estimated uncollectible portion of the finance charge revenue based upon our historical collection experience as part of the allowance for doubtful accounts. This allowance represents amounts of credit card receivable balances (including billed but uncollected finance charges) which management estimates will ultimately not be collected. Finance charge revenue is recorded until an account is charged off, at which time uncollected finance charge revenue is recorded as a reduction of credit revenues.

The Company utilizes credit card securitizations as part of its overall funding strategy. The transfers were subject to the grandfathering provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Liabilities” until May 2002 and thus continued to be accounted for under the previous accounting standards that existed under FAS 125. In May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable to its master trust from qualifying as a sale and thus receiving off-balance-sheet treatment. As a result of this decision, the Company does not have any off-balance-sheet financing as it relates to new transfers to the Trust. Based upon the expected average life of the credit card receivables, all financing through this facility is recorded on the balance sheet at February 1, 2003 (see Note 15).

Significant Group Concentrations of Credit Risk –The Company grants credit to customers throughout North America. There were no Metropolitan Statistical Areas that comprised 10% of the Company’s managed credit card receivables at February 1, 2003 and February 2, 2002.

Merchandise Inventories – The retail last-in, first-out (“LIFO”) inventory method is used to value merchandise inventories. At February 1, 2003 and February 2, 2002, the LIFO cost of merchandise was approximately equal to the first-in, first-out (“FIFO”) cost of merchandise.

Effective January 30, 2000, the Company changed its method of accounting for inventories under the retail inventory method. The change principally relates to the Company’s accounting for vendor markdown allowances, from recording these allowances directly as a reduction of cost of sales to recording such allowances as a reduction of inventoriable product cost. Historically, the vendor/retailer arrangement provided for the Company to receive allowances from vendors when gross margin rates fell below stipulated levels. During fiscal 2000, the Company and certain vendors revised the vendor/retailer arrangement whereby the vendors are providing up-front allowances in the form of a fixed percentage discount off of purchases. The Company views the changes in the vendor arrangements as a new purchasing model that will enhance its merchandising decisions. Since the vendor allowances are directly related to purchases, the Company accounts for such fixed discount arrangements as a reduction of inventoriable product cost. As the Company moves toward the new purchasing model, it plans to continue to negotiate up-front discounts with its vendors. As such, the Company is no longer viewing vendor markdown allowances as direct reductions of markdowns, but rather as overall vendor discounts on inventory purchases, along with the up-front product discounts noted above. Accordingly, the Company has changed its accounting method for markdown allowances to record such allowances as a reduction of inventoriable product cost. In addition, and as a result of this change, the Company has also changed its method of accounting for certain retail price adjustments, from recording such price adjustments as a reduction of initial mark-up to recording them as markdowns under the retail inventory method. The Company believes that its change in accounting method will result in improved merchandising and buying decisions. The cumulative effect of the accounting change as of January 30, 2000 was to decrease net income for fiscal year 2000 by $130 million, net of tax, or $1.42 per share. The effect of adopting the new method was to increase both income before extraordinary item and net income for fiscal 2000 in the amount of $30 million ($.33 per share).

Property and Equipment – Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $2.5 million, $5.4 million and $4.7 million in fiscal 2002, 2001 and 2000, respectively. For tax reporting purposes, accelerated depreciation or cost recovery methods are used and the related deferred income taxes are included in noncurrent deferred income taxes in the Consolidated Balance Sheets. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements 20 - 40 years
Furniture, fixtures and equipment 3 - 10 years

Properties leased by the Company under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. The properties under capital leases and leasehold improvements under operating leases are amortized on the straight-line method over the shorter of their useful lives or the related lease terms. The provision for amortization of leased properties is included in depreciation and amortization expense.

Included in property and equipment as of February 1, 2003 are assets held for sale in the amount of $35.9 million. During fiscal 2002, 2001 and 2000, the Company realized gains on the sale of property and equipment of $1.1 million, $2.1 million and $7.8 million, respectively.

Depreciation expense on property and equipment was $301 million, $295 million and $287 million for fiscal 2002, 2001 and 2000, respectively.

Long-lived Assets Excluding Goodwill – The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charge recorded in 2002, as disclosed in Note 13.

Goodwill – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. Prior to the adoption of SFAS No. 142, goodwill, which represents the cost in excess of fair value of net assets acquired, was amortized on the straight-line basis over 40 years. Accumulated goodwill amortization was $55.6 million at February 2, 2002. Management believes at this time that the carrying value continues to be appropriate, recognizing the impairment charge recorded in 2002, as disclosed in Note 2.

Other Assets – Other assets include investments in joint ventures accounted for by the equity method. These joint ventures, which consist of malls and a general contracting company that constructs Dillard’s stores and other commercial buildings, had carrying values of $97 million and $203 million at February 1, 2003 and February 2, 2002, respectively. The malls are located in Crestview Hills, Kentucky; Toledo, Ohio and Denver, Colorado. Earnings from joint ventures was $19.5 million, $11.6 million and $8.2 million for fiscal 2002, 2001 and 2000, respectively.

Vendor Allowances. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

Revenue Recognition – The Company recognizes revenue at the “point of sale.” Finance charge revenue earned on customer accounts, serviced by the Company under its proprietary credit card program, is recognized in the period in which it is earned. Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded.

Advertising – Advertising and promotional costs, which include newspaper, television, radio and other media advertising, are expensed as incurred and were $245 million, $245 million and $246 million for fiscal years 2002, 2001 and 2000, respectively.

Income Taxes – In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

Shipping and Handling – Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. As required, the Company adopted this EITF in the fourth quarter of fiscal 2000 and has reclassified shipping and handling reimbursements to Other Income for all periods. The Company recorded shipping and handling costs in Advertising, Selling, General and Administrative Expenses for all periods presented.

Comprehensive Income – Comprehensive income is equivalent to the Company’s net income for fiscal years 2001 and 2000.

Stock-Based Compensation – The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation,” as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123". See Note 11 to the Company’s Consolidated Financial Statements. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s income before extraordinary item and accounting change would have been:

(in thousands of dollars, except per share data)                          Fiscal 2002         Fiscal 2001       Fiscal 2000
------------------------------------------------------------------ ------------------- ------------------- -----------------
Income before extraordinary item and accounting change
  As reported                                                                $136,300             $65,786           $96,830
  Deduct:  Total stock based employee compensation expense
  determined under fair value based method, net of taxes                        9,261               5,667             7,334
------------------------------------------------------------------ ------------------- ------------------- -----------------
  Pro forma                                                                   127,039              60,119            89,496
------------------------------------------------------------------ ------------------- ------------------- -----------------
Basic earnings per share:
  As reported                                                                   $1.61               $0.78             $1.06
  Pro forma                                                                      1.50                0.71              0.98
------------------------------------------------------------------ ------------------- ------------------- -----------------
Diluted earnings per share:
  As reported                                                                   $1.60               $0.78             $1.06
  Pro forma                                                                      1.49                0.72              0.98
------------------------------------------------------------------ ------------------- ------------------- -----------------

Segment Reporting – The Company operates in a single operating segment — the operation of retail department stores. Revenues from external customers are derived from merchandise sales and service charges and interest on the Company’s proprietary credit card. The Company’s merchandise sales mix by product category for the last three years was as follows:

Product Categories                               2002              2001         2000
--------------------------------------------------------------------------------------------------------------------
Cosmetics                                         13.8%             13.7%        13.3%
Women's and Juniors' Clothing                     30.8              30.7         30.6
Children's Clothing                                6.9               6.8          6.7
Men's Clothing  and Accessories                   18.3              18.9         19.5
Shoes, Accessories and Lingerie                   20.7              20.4         20.0
Home                                               8.9               8.9          9.2
Leased and Other                                    .6                .6           .7
--------------------------------------------------------------------------------------------------------------------
Total Merchandise Sales                          100.0%            100.0%       100.0%

The Company does not rely on any major customers as a source of revenue.

New Accounting Pronouncements

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

         In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement will not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and has not adopted the fair-based method accounting.

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of December 31, 2002.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

The FASB’s EITF Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The Company has not completed the process of evaluating the impact of EITF Issue 02-16, however, the Company does not expect that its adoption in 2003 will have a material impact on its financial position or results of operations.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform with fiscal 2002 presentations.

2. Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate.

Related to the 1998 acquisition of Mercantile Stores Company Inc., the Company had $570 million in goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. This impairment was the result of sequential periods of declining profits in certain of these reporting units. In accordance with SFAS No. 142, the impairment loss for goodwill was reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

The changes in the carrying amount of goodwill for the year ended February 1, 2003 are as follows (in thousands):

Goodwill balance at February 2, 2002                                          $569,545
Cumulative effect of adopting SFAS No. 142                                    (530,331)
---------------------------------------------------------------------------------------
Goodwill balance at February 1, 2003                                          $ 39,214
---------------------------------------------------------------------------------------

The following pro forma  financial  information is presented as if the statement was adopted at January 30, 2000
(in thousands, except per share amounts):

                                                          Fiscal 2002       Fiscal 2001       Fiscal 2000
----------------------------------------------------- ------------------ ----------------- ------------------

Reported net income (loss)                                   $(398,405)           $71,798           $(5,850)
Cumulative effect of accounting change                          530,331                 -                  -
----------------------------------------------------- ------------------ ----------------- ------------------
Net income before the cumulative
  effect of accounting change                                   131,926            71,798            (5,850)
----------------------------------------------------- ------------------ ----------------- ------------------
Add back:
Goodwill amortization                                                 -            15,604             15,858
----------------------------------------------------- ------------------ ----------------- ------------------
Pro forma net income                                          $ 131,926           $87,402            $10,008
----------------------------------------------------- ------------------ ----------------- ------------------

Net income (loss) per share reported - basic                   $ (4.71)            $ 0.85            $(0.06)
Cumulative effect of accounting change                             6.27                 -                  -
Goodwill amortization                                                 -              0.19               0.17
----------------------------------------------------- ------------------ ----------------- ------------------
Pro forma net income per share - basic                          $  1.56            $ 1.04             $ 0.11
----------------------------------------------------- ------------------ ----------------- ------------------

Net income (loss) per share reported   - diluted               $ (4.67)            $ 0.85           $ (0.06)
Cumulative effect of accounting change                             6.22                 -                  -
Goodwill amortization                                                 -              0.18               0.17
----------------------------------------------------- ------------------ ----------------- ------------------
Pro forma net income per share  - diluted                       $  1.55            $ 1.03             $ 0.11
----------------------------------------------------- ------------------ ----------------- ------------------

3. Revolving Credit Agreement

During fiscal 2002 and 2001, there were no commercial paper borrowings. The average amount of commercial paper outstanding during fiscal 2000 was $14 million, at a weighted-average interest rate of 6.63%.

At February 1, 2003, the Company maintained a $400 million revolving credit facility with Fleet Retail Finance, Inc. (“Fleet”). Borrowings under the facility accrue interest at Fleet’s Base Rate or Eurodollar Rate plus 1.75%. The line of credit agreement is secured by inventory of certain Company stores. The agreement expires on May 9, 2005 and cannot be withdrawn except in the case of defaults by the Company. The Company pays an annual commitment fee of 0.375% of the committed amount to the banks. At February 1, 2003, inventory of $555 million was pledged as collateral on the revolving credit facility. There were no funds borrowed under the revolving credit facility during fiscal 2002.

4. Long-term Debt

Long-term debt consists of the following:

(in thousands of dollars)                      February 1, 2003         February 2, 2002
--------------------------------------------------------------------------------------------------------------------
Unsecured notes
   at rates ranging from
   6.13% to 9.50%,
   due 2003 through 2028                            $1,823,429               $2,147,279
Receivable financing facilities
   at rates ranging from 1.6% to
   3.8% due 2005 through 2006                          400,000                        -
Mortgage notes, payable
   monthly or quarterly
   (some with balloon payments)
   through 2013 and bearing
   interest at rates ranging from
   4.90% to 13.25%                                     108,391                   75,615
--------------------------------------------------------------------------------------------------------------------
                                                     2,331,820                2,222,894
Current portion                                      (138,814)                  (98,317)
--------------------------------------------------------------------------------------------------------------------
                                                    $2,193,006               $2,124,577
--------------------------------------------------------------------------------------------------------------------

As of February 2, 2002, the Company had $300 million in off-balance-sheet receivable financing (See Note 15).

Building,  land, and land  improvements  with a carrying value of $141.2 million at February 1, 2003 were pledged as collateral  on the mortgage  notes.  Maturities of long-term  debt over the next five years are $139  million,  $207 million,  $297 million,  $298 million and $201 million.  Outstanding  letters of credit  aggregated $95.5 million at
February 1, 2003.

Interest and debt expense consists of the following:

                                      Fiscal              Fiscal                 Fiscal
(in thousands of dollars)               2002                2001                   2000
--------------------------------------------------------------------------------------------------------------------
Long-term debt:
   Interest                         $166,093            $180,918               $215,103
   Amortization of
     debt expense                      4,088               4,204                  4,361
--------------------------------------------------------------------------------------------------------------------
                                     170,181             185,122                219,464
Interest on capital
   lease obligations                   2,354               2,560                  2,772
Interest on receivable financing      10,405              14,054                 16,135
Commercial paper
   interest                                -                   -                    909
--------------------------------------------------------------------------------------------------------------------
                                    $182,940            $201,736               $239,280
--------------------------------------------------------------------------------------------------------------------

Interest paid during fiscal 2002, 2001 and 2000 was approximately $158.6 million, $208.9 million and $302.5 million, respectively. The interest paid during fiscal 2002 does not include a $28.4 million interest payment made on February 3, 2003 that would have been due on the last day of the Company’s fiscal year had the date fallen on a business day.

The Company has reclassified interest expense related to its receivable financing from other revenue to interest expense on its consolidated statements of operations for all periods presented. The Company reclassified $11.3 million and $15.0 million for the twelve-month periods ended February 2, 2002 and February 3, 2001, respectively.

5. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)                     February 1, 2003         February 2, 2002
--------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                $429,144                 $562,516
Accrued expenses:
     Taxes, other than income                           66,890                   73,025
     Salaries, wages,
       and employee benefits                            53,560                   51,281
     Interest                                           46,138                   20,488
     Rent                                               11,685                   13,454
     Other                                              68,545                   87,467
--------------------------------------------------------------------------------------------------------------------
                                                      $675,962                 $808,231
--------------------------------------------------------------------------------------------------------------------

6. Income Taxes

The provision for federal and state income taxes is summarized as follows:

                                      Fiscal              Fiscal                 Fiscal
(in thousands of dollars)               2002                2001                   2000
--------------------------------------------------------------------------------------------------------------------
Current:
     Federal                         $47,784             $41,869                $48,203
     State                             2,134               1,871                  2,152
--------------------------------------------------------------------------------------------------------------------
-                                     49,918              43,740                 50,355
--------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                          23,574               1,694                 (5,459)
     State                             1,308                 351                   (866)
--------------------------------------------------------------------------------------------------------------------
                                      24,882               2,045                 (6,325)
--------------------------------------------------------------------------------------------------------------------
                                     $74,800             $45,785                $44,030
--------------------------------------------------------------------------------------------------------------------

A  reconciliation  between the Company's  income tax provision and income taxes using the federal  statutory  income tax rate is presented below:
                                            Fiscal             Fiscal            Fiscal
(in thousands of dollars)                     2002               2001              2000
--------------------------------------------------------------------------------------------------------------------
Income tax at the
   statutory federal rate                  $73,885            $39,050           $49,301
State income taxes,
   net of federal benefit                    2,076              1,226             1,612
Nondeductible
   goodwill amortization                         -              5,461             8,761
Impact of reduced effective income
   tax rate on deferred taxes                    -                  -           (15,693)
Other                                       (1,161)                48                49
--------------------------------------------------------------------------------------------------------------------
                                           $74,800            $45,785           $44,030
--------------------------------------------------------------------------------------------------------------------

In connection with the gain on the early extinguishment of debt and the loss on the cumulative effect of an accounting change, the Company realized income tax expense of $15.4 million and income tax benefit of $73.1 million, respectively, in 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s actual federal and state income tax rate (exclusive of the effect of non-deductible goodwill amortization) was 36% in fiscal 2002 and 2001. The Company’s actual federal and state income tax rate was reduced from 37% in fiscal 1999 to 36% in fiscal 2000, as a result of lower effective combined income tax rates. The effect of these reduced rates on the Company’s deferred income taxes was to reduce the income tax provision by $16 million in fiscal 2000. Significant components of the Company’s deferred tax assets and liabilities as of February 2, 2002 and February 3, 2001 are as follows:

(in thousands of dollars)                     February 1, 2003         February 2, 2002
--------------------------------------------------------------------------------------------------------------------
Property and equipment
   bases and depreciation
   differences                                        $643,703                 $654,994
State income taxes                                      25,612                   24,538
Joint venture basis differences                         17,341                   46,571
Differences between
   book and tax bases of inventory                      45,287                  (11,337)
Other                                                    3,554                    5,127
--------------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                      735,497                  719,893
Accruals not currently deductible                      (72,657)                 (73,320)
State income taxes                                      (2,641)                  (2,608)
--------------------------------------------------------------------------------------------------------------------
   Total deferred tax assets                           (75,298)                 (75,928)
--------------------------------------------------------------------------------------------------------------------
   Net deferred tax liabilities                       $660,199                 $643,965
--------------------------------------------------------------------------------------------------------------------

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)                       February 1, 2003          February 2, 2002
------------------------------------------ ---------------------- ------------------------- -------------------------------------------
Net deferred tax liabilities-noncurrent                 $645,020                  $643,965
Net deferred tax liabilities-current                      15,179                         -
------------------------------------------ ---------------------- ------------------------- -------------------------------------------
    Net deferred tax liabilities                        $660,199                  $643,965
------------------------------------------ ---------------------- ------------------------- -------------------------------------------

Income taxes paid during fiscal 2002, 2001 and 2000 were approximately $0, $22.9 million and $40.5 million, respectively.

7. Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures

Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures are comprised of $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the “Capital Securities”) representing beneficial ownership interest in the assets of Dillard’s Capital Trust I, a wholly owned subsidiary of the Company, and $331.6 million liquidation amount of LIBOR plus 1.56% Preferred Securities, due January 29, 2009 (the “Preferred Securities”) by Horatio Finance V.O.F., a wholly owned subsidiary of the Company.

Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The subordinated debentures are the sole assets of the Trust, and the Capital Securities are subject to mandatory redemption upon repayment of the subordinated debentures. Holders of the Preferred Securities are entitled to receive quarterly dividends at LIBOR plus 1.56%. The Preferred Securities are subject to mandatory redemption upon repayment of the debentures. The Company’s obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital and Preferred Securities. The $331.6 million of the Guaranteed Beneficial Interests in the Company’s Subordinated Debentures are subject to mandatory remarketing on January 29, 2004 if a financing extension agreement has not been reached. Solicited bids are subject to maximum applicable rates in effect immediately prior to the remarketing date.

8. Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to 20% of eligible pay. Eligible employees with one year of service may elect to make a Basic Contribution of up to 5% of eligible pay which will be matched 100% only if invested in the Company’s common stock. The Company contributions are used to purchase Class A Common Stock of the Company for the account of the employee. The terms of the plan provide a six-year graduated-vesting schedule for the Company contribution portion of the plan. The Company incurred expense of $18 million, $19 million and $19 million for fiscal 2002, 2001 and 2000, respectively, for the plan.

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually.

The accumulated benefit obligations (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)                                   February 1, 2003          February 2, 2002
---------------------------------------------------- ------------------------ -------------------------
Change in projected benefit obligation:
  PBO at beginning of year                                           $45,163                   $46,682
    Service cost                                                       1,416                     1,255
    Interest cost                                                      3,592                     3,287
    Plan amendments                                                    6,360                         -
    Actuarial loss (gain)                                             10,988                   (3,252)
    Benefits paid                                                    (3,159)                   (2,809)
---------------------------------------------------- ------------------------ -------------------------
  PBO at end of year                                                 $64,360                   $45,163
---------------------------------------------------- ------------------------ -------------------------
  ABO at end of year                                                 $64,126                   $39,961
---------------------------------------------------- ------------------------ -------------------------

                                                            February 1, 2003          February 2, 2002
---------------------------------------------------- ------------------------ -------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year                       $   -                     $   -
    Employer contribution                                              3,159                     2,809
    Benefits paid                                                    (3,159)                   (2,809)
---------------------------------------------------- ------------------------ -------------------------
  Fair value of plan assets at end of year                             $   -                     $   -
---------------------------------------------------- ------------------------ -------------------------
Funded status (PBO less plan assets)                                 $64,360                   $45,163
  Unamortized prior service costs                                    (6,360)                         -
  Unrecognized net actuarial gain (loss)                             (5,715)                     5,429
  Intangible asset                                                     6,360                         -
  Unrecognized net loss                                                7,025                         -
---------------------------------------------------- ------------------------ -------------------------
Accrued benefit cost                                                 $65,670                   $50,592
---------------------------------------------------- ------------------------ -------------------------
ABO in excess of plan assets                                         $64,126                   $39,961
---------------------------------------------------- ------------------------ -------------------------
Amounts recognized in the balance sheets:
  Accrued benefit liability                                          $52,285                   $50,592
  Intangible asset                                                     6,360                         -
  Accumulated other comprehensive loss                                 7,025                         -
---------------------------------------------------- ------------------------ -------------------------
Net amount recognized                                                $65,670                   $50,592
---------------------------------------------------- ------------------------ -------------------------

Accrued  benefit  liability  is  included  in other  liabilities.  Intangible  asset is  included  in other  assets.
Accumulated other comprehensive loss, net of tax benefit, is included in stockholders' equity.

Weighted average assumptions are as follows:

                                                     Fiscal 2002               Fiscal 2001            Fiscal 2000
------------------------------------------- --------------------- ------------------------- ----------------------
Discount rate-net periodic pension cost                    7.25%                     7.25%                  7.25%
Discount rate-benefit obligations                          6.75%                     7.25%                  7.25%
Rate of compensation increases                             2.50%                     2.50%                  2.50%
------------------------------------------- --------------------- ------------------------- ----------------------

The components of net periodic benefit costs are as follows:

(in thousands of dollars)                             Fiscal 2002               Fiscal 2001           Fiscal 2000
--------------------------------------------- -------------------- ------------------------- ---------------------
Components of net periodic benefit costs:
  Service cost                                             $1,416                    $1,255                $1,197
  Interest cost                                             3,592                     3,287                 3,326
  Net actuarial loss                                        (156)                     (103)                 (463)
  Amortization of transition obligation                         -                     2,688                 2,688
--------------------------------------------- -------------------- ------------------------- ---------------------
  Net periodic benefit costs                               $4,852                    $7,127                $6,748
--------------------------------------------- -------------------- ------------------------- ---------------------

9. Stockholders’ Equity

Capital stock is comprised of the following:

                                         Par                     Shares
Type             Value            Authorized
--------------------------------------------------------------------------------------------------------------------
Preferred (5% cumulative)               $100                      5,000
Additional preferred                   $ .01                 10,000,000
Class A, common                        $ .01                289,000,000
Class B, common                        $ .01                 11,000,000

Holders of Class A are empowered as a class to elect one-third of the members of the Board of Directors and the holders of Class B are empowered as a class to elect two-thirds of the members of the Board of Directors. Shares of Class B are convertible at the option of any holder thereof into shares of Class A at the rate of one share of Class B for one share of Class A.

On March 2, 2002, the Company adopted a shareholder rights plan under which the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company’s Common Stock, which includes both the Company’s Class A and Class B Common Stock, payable on March 18, 2002 to the shareholders of record on that date. Each right, which is not presently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock for $70 per one one-thousandth of a share of Preferred Stock, subject to adjustment. In the event that any person acquires 15% or more of the outstanding shares of common stock, each holder of a right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, shares of Class A common stock having a market value of two times the exercise price. The rights will expire, unless extended, redeemed or exchanged by the Company, on March 2, 2012.

10. Earnings per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

                                                       Fiscal 2002                   Fiscal 2001                  Fiscal 2000
--------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)     Basic      Diluted          Basic        Diluted           Basic       Diluted
--------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item and
  accounting change                            $   136,300  $   136,300        $65,786        $65,786      $   96,830    $   96,830
Extraordinary gain (loss)                          (4,374)      (4,374)          6,012          6,012          27,311        27,311
Cumulative effect of accounting change           (530,331)    (530,331)              -              -       (129,991)     (129,991)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) available for
   per-share calculation                        $(398,405)   $(398,405)        $71,798        $71,798      $  (5,850)    $  (5,850)
Average shares of common
   stock outstanding                                84,513       84,513         84,020         84,020          91,171        91,171
Stock options                                            -          803              -            467               -            28
--------------------------------------------------------------------------------------------------------------------
Total average equivalent shares                     84,513       85,316         84,020         84,487          91,171        91,199

--------------------------------------------------------------------------------------------------------------------
Per Share of Common Stock:
Earnings before extraordinary item and
  accounting change                                $  1.61      $  1.60          $0.78          $0.78        $   1.06      $   1.06
Extraordinary gain (loss)                           (0.05)       (0.05)           0.07           0.07            0.30          0.30
Cumulative effect of accounting change              (6.27)       (6.22)              -              -          (1.42)        (1.42)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $(4.71)      $(4.67)          $0.85          $0.85         $(0.06)       $(0.06)
--------------------------------------------------------------------------------------------------------------------

Total stock options outstanding were 9,669,755, 10,708,646 and 11,270,261 at February 1, 2003, February 2, 2002 and February 3, 2001, respectively. Of these, options to purchase 8,974,174, 9,298,695 and 9,465,383 shares of Class A Common Stock at prices ranging from $18.13 to $40.22, $15.74 to $40.22, $18.13 to $40.22 per share were outstanding in fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive.

11. Stock Options

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of fiscal 2002, 8,096,500 shares were available for grant under the plans and 17,766,255 shares of Class A Common Stock were reserved for issuance under the stock option plans. Stock option transactions are summarized as follows:

                                              Fiscal 2002                     Fiscal 2001                       Fiscal 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                         Weighted                          Weighted
                                                     Average                          Average                           Average
Fixed Options                         Shares      Exercise Price       Shares      Exercise Price        Shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year      10,708,646          $24.58      11,270,261           $ 25.30      10,093,594           $ 28.86
Granted                               2,312,375          24.02         654,000             15.74       2,173,925             10.44
Exercised                           (2,150,111)          20.62       (345,675)             12.93               -                 -
Forfeited                           (1,201,155)          31.53       (869,940)             31.98       (997,258)             28.77
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year              9,669,755         $24.72      10,708,646           $ 24.58      11,270,261           $ 25.30
-----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end       6,793,960         $26.63       7,834,601           $ 26.73       7,174,551           $ 28.12
Weighted-average fair value of
   options granted during the year        $6.91                          $3.91                             $3.01

The following table summarizes information about stock options outstanding at February 1, 2003:

                                        Options Outstanding                                               Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average
Range of                     Options                  Remaining         Weighted-Average               Options      Weighted-Average
Exercise Prices         Outstanding     Contractual Life (Yrs.)          Exercise Price            Exercisable        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$10.44 - $15.74            1,886,591                       4.54                   $11.69             1,116,366               $12.55
$18.13 - $25.13            4,838,949                       3.65                    22.31             2,942,594                22.32
$28.19 - $40.22            2,944,215                       1.11                    37.01             2,735,000                37.01
-----------------------------------------------------------------------------------------------------------------------------------
                           9,669,755                       3.05                   $24.72             6,793,960               $26.63
-----------------------------------------------------------------------------------------------------------------------------------

SFAS No. 123, “Accounting for Stock Based Compensation,” permits compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company uses the intrinsic value method of accounting for stock options. No compensation cost has been recognized in the consolidated statements of operations for the Company’s stock option plans.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   Fiscal 2002             Fiscal 2001           Fiscal 2000
----------------------------------------- --------------------- ----------------------- ---------------------
Risk-free interest rate                                  1.96%                   2.27%                 4.47%
Expected option life (years)                             3.1                     2.0                   3.3
Expected volatility                                      41.6%                   44.0%                 38.7%
Expected dividend yield                                  0.67%                   1.02%                 1.53%

The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

12.     Leases and Commitments
Rental expense consists of the following:

                                      Fiscal            Fiscal            Fiscal
(in thousands of dollars)               2002              2001              2000
----------------------------------------------------------------------------------
Operating leases:
   Buildings:
     Minimum rentals                 $40,862           $45,066           $47,711
     Contingent rentals               10,433            10,310            10,959
   Equipment                          16,806            16,757            16,419
----------------------------------------------------------------------------------
                                      68,101            72,133            75,089
Contingent rentals
   on capital leases                       -               650               954
----------------------------------------------------------------------------------
                                     $68,101           $72,783           $76,043
----------------------------------------------------------------------------------

Contingent  rentals on certain  leases are based on a percentage  of annual  sales in excess of  specified  amounts.
Other contingent rentals are based entirely on a percentage of sales.

The future  minimum  rental  commitments  as of  February 1, 2003 for all  noncancelable  leases for  buildings  and equipment are as follows:

(in thousands of dollars)                            Operating            Capital
Fiscal Year                                             Leases             Leases
------------------------------------------------------------------------------------
2003                                                   $59,299            $3,806
2004                                                    50,479             3,622
2005                                                    41,797             3,339
2006                                                    38,588             3,232
2007                                                    29,482             2,578
After 2007                                             105,323            21,595
------------------------------------------------------------------------------------
Total minimum lease payments                          $324,968            38,172
Less amount representing interest                                        (17,716)
Present value of net minimum
   lease payments (of which
   $1,856 is currently payable)                                          $20,456
------------------------------------------------------------------------------------

Renewal options from three to 25 years exist on the majority of leased properties. At February 1, 2003, the Company is committed to incur costs of approximately $112.0 million to acquire, complete and furnish certain stores and equipment.

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

13. Asset Impairment and Store Closing Charges

In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. During fiscal 2002, the Company recorded a pre-tax charge of $52.2 million for asset impairment and store closing costs. The charge includes a write-down to fair value for certain under-performing properties in the amount of $55.8 million and exit costs to close four such properties in the amount of $4.4 million, all of which will be closed during fiscal 2003, partially offset by the forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation. The Company does not expect to incur significant additional exit costs upon the closing of these properties during fiscal 2003. During fiscal 2001, the Company recorded a pre-tax charge of $3.8 million for asset impairment and store closing costs. The charge includes a write-down to fair value for one under performing store in the amount of $1.8 million and lease commitments of $2 million. During fiscal 2000, the Company recorded a pre-tax charge of $51 million for asset impairment and store closing costs. The charge includes a write-down to fair value for certain under-performing properties in the amount of $37 million and exit costs to close four such properties in the amount of $14 million, all of which were closed during fiscal 2001.

14. Fair Value Disclosures

The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

The fair value of trade accounts receivable is determined by discounting the estimated future cash flows at current market rates, after consideration of credit risks and servicing costs using historical rates. The fair value of the Company’s long-term debt and Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures is based on market prices or dealer quotes (for publicly traded unsecured notes) and on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturity (for bank notes and mortgage notes).

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at February 1, 2003 and February 2, 2002 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at February 1, 2003 and February 2, 2002 was $2.24 billion and $2.09 billion, respectively. The carrying value of the Company’s long-term debt at February 1, 2003 and February 2, 2002 was $2.33 billion and $2.22 billion, respectively. The fair value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at February 1, 2003 and February 2, 2002 was $473 million and $496 million, respectively. The carrying value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at February 1, 2003 and February 2, 2002 was $532 million.

15. Securitizations of Assets

The Company utilizes credit card securitizations as a part of its overall funding strategy. In May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable to its master trust from qualifying as a sale and thus receiving off-balance-sheet treatment. The Company decided not to amend its agreements to allow continuing off-balance-sheet treatment but to allow accounts receivable and the related financing to be brought back onto the balance sheet. As a result of this decision, the Company took a charge to its income statement in the amount of $5.4 million related to the amortization of the beneficial interests recognized up front on the off-balance-sheet financing. The Company has $400 million of debt and the related asset on its balance sheet as of February 1, 2003.

Under generally accepted accounting principles, if the structure of the securitization meets certain requirements, these transactions are accounted for as sales of receivables. Prior to May 2002, the Company accounted for it securitizations of credit card receivables as sales of receivables. As part of its credit card securitizations, the Company transferred credit card receivable balances to a Master Trust (“Trust”) in exchange for certificates representing undivided interests in such receivables. The Trust securitized balances by issuing certificates representing undivided interests in the Trust’s receivables to outside investors. In each securitization the Company retains certain subordinated interests that serve as a credit enhancement to outside investors and expose the Company’s Trust assets to possible credit losses on receivables sold to outside investors. The investors and the Trust have no recourse against the Company beyond Trust assets. In order to maintain the committed level of securitized assets, the Trust reinvests cash collections on securitized accounts in additional balances. The Company also receives annual servicing fees as compensation for servicing the outstanding balances.

The Company measured its net securitization gains using the present value of estimated future cash flows. The valuations technique required the use of key economic assumptions about repayment rates, credit losses and interest rates. The following table shows the key economic assumptions used in measuring the securitization gains and the fair value of retained interest for 2001. The table also displays the sensitivity of the current fair values of residual cash flows to adverse changes in repayment, charge-off and discount rate assumptions:

 (dollars in thousands)                                           Fiscal 2001
--------------------------------------------------------------------------------------------------------------------
PORTFOLIO YIELD                                                       21.8%
REPAYMENT SPEED (MONTHLY RATE)                                        17.7%
Impact of 5% change                                                   $454
Impact of 10% change                                                   909
EXPECTED CREDIT LOSSES (ANNUAL RATE)                                   7.0%
Impact of 5% change                                                   $373
Impact of 10% change                                                   745
DISCOUNT RATE                                                          6.1%
Impact of 5% change                                                    $70
Impact of 10% change                                                   141

These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented in the above table were calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities.

The table below summarizes certain cash flows received from and paid to securitization trusts for the year ended February 2, 2002. Cash flow data had not been provided for 2002 as the securitization trust was consolidated beginning in the second quarter.

(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
Proceeds from new securitization pool                                   $200,000
Proceeds from collections reinvested in previous
  credit card securitizations                                            580,000
Servicing fees received                                                    7,844
Cash flows received on retained interests                                 39,147

The  following  table  presents  information  about  principal  balances  of managed  and  securitized  credit  card receivables as of and for the year ended February 2, 2002.

(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
Receivables securitized, maturing in 2005                                               $300,000
--------------------------------------------------------------------------------------------------------------------
Retained interest in transferred credit card receivables                              $1,087,561
Other receivables owned                                                                   24,764
Allowance for doubtful accounts                                                          (37,385)
--------------------------------------------------------------------------------------------------------------------
Accounts receivable, net                                                              $1,074,940
--------------------------------------------------------------------------------------------------------------------
Net charge-offs of managed credit card receivables                                       $73,246
Delinquency rate on managed credit card receivables                                         6.5%

16. Quarterly Results of Operations (unaudited)

During the second quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for fiscal year 2002 by $530 million or $6.22 per diluted share. The Company has restated the first quarter of 2002 in accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” as follows:

                                                                 Fiscal 2002, Three Months Ended
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                May 4               August 3             November 2         February 1
-------------------------------------------------------------------------------------------------------------------------------
                                                            As
                                              As        Previously
                                           Restated       Reported
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                $1,910,879     $1,910,879      $1,817,976             $1,794,250         $2,387,891
Gross profit                                684,451        684,451         620,677                602,813            748,921
Income (loss) before extraordinary item
  and accounting  change                     57,764         57,764          12,501                 (6,215)            72,250
Net income (loss)                          (472,219)        58,112           6,666                 (5,102)            72,250
Diluted earnings per share:
Income  (loss) before extraordinary
  item and accounting change                    .68            .68             .15                   (.07)               .85
Net income (loss)                            (5.56)            .68             .08                   (.06)               .85

                                                                 Fiscal 2001, Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                May 5               August 4               November 3           February 2
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $1,920,309             $1,828,304               $1,872,333           $2,533,965
Gross profit                                       667,302                589,934                  559,377              830,596
Income (loss) before extraordinary item             25,834                (20,568)                 (40,241)             100,761
Net income (loss)                                   28,993                (18,605)                 (40,116)             101,526
Diluted earnings per share:
Income (loss) before extraordinary item                .30                   (.24)                    (.48)                1.20
Net income (loss)                                      .34                   (.22)                    (.48)                1.21

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

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
           Description                 Period         Expenses        Accounts       Deductions (1)      Period
---------------------------------- ---------------- -------------- ---------------- ----------------- -------------

Allowance for losses on accounts receivable:

Year Ended February 1, 2003                $37,385        $98,787            $   -           $86,417       $49,755

Year Ended February 2, 2002                 32,240         78,121                -            72,976        37,385

Year Ended February 3, 2001                 32,533         83,277                -            83,570        32,240

(1)      Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).

E-2 Exhibit Index

   Number                                                    Description
*3(a)          Restated  Certificate of Incorporation  (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in
               1-6140).
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
*4(e)          Rights Agreement between Dillard's,  Inc. and Registrar and Transfer Company,  as Rights Agent (Exhibit
               4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).
**10(a)        Retirement  Contract of William  Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).
**10(b)        1998  Incentive  and  Nonqualified  Stock Option Plan  (Exhibit 10 (b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).
**10(c)        Corporate  Officers  Non-Qualified  Pension Plan (Exhibit  10(c) to Form 10-K for the fiscal year ended
               January 29, 1994 in 1-6140).
  10(d)        Amendment No. 1 to the Corporate Officers Non-Qualified Pension Plan.
**10(e)        Senior  Management  Cash Bonus Plan  (Exhibit  10(d) to Form 10-K for the fiscal year ended January 28,
               1995 in 1-6140).
**10(f)        2000  Incentive  and  Nonqualified  Stock Option Plan  (Exhibit  10(e) to Form 10-K for the fiscal year
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
23             Consent of Independent Auditors

99(a)          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).
99(b)          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

*     Incorporated by reference as indicated.
**    A  management  contract or  compensatory  plan or  arrangement  required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.