Form 10-Q
period 2003-05-03
DILLARDS INC
filed 2003-06-17
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).
Yes x No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                CLASS A COMMON STOCK as of May 3, 2003     79,570,632
                                CLASS B COMMON STOCK as of May 3, 2003      4,010,929

                                                   Index

                                                  DILLARD'S, INC.

                                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                             Number

Item 1.      Financial Statements (Unaudited):

             Consolidated Balance Sheets as of May 3, 2003, February 1, 2003 and May 4, 2002                     3

             Consolidated Statements of Operations and Retained Earnings for the Three and Twelve
                 Month Periods Ended May 3, 2003 and May 4, 2002                                                 4

             Consolidated Statements of Cash Flows for the Three Months Ended May 3, 2003
                 and May 4, 2002                                                                                 5

             Notes to Consolidated Financial Statements                                                          6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                        10

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                         17

Item 4.       Controls and Procedures                                                                           17

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                 18

Item 2.       Changes in Securities and Use of Proceeds                                                         18

Item 3.       Defaults Upon Senior Securities                                                                   18

Item 4.       Submission of Matters to a Vote of Security Holders                                               18

Item 5.       Other Information                                                                                 18

Item 6.       Exhibits and Reports on Form 8-K                                                                  19

SIGNATURES                                                                                                   19

CERTIFICATIONS                                                                                              20

                                        PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in Thousands)

                                                                     May 3,        February 1,        May 4,
                                                                      2003             2003            2002
                                                                 -------------------------------------------------

Assets                                                                                                (Restated)
Current Assets:
  Cash and cash equivalents                                         $   248,220      $   142,356     $   327,114
  Accounts receivable, net                                            1,211,114        1,338,080         890,073
  Merchandise inventories                                             2,005,451        1,594,308       1,903,154
  Other current assets                                                   37,355           55,507          23,948
                                                                 -------------------------------------------------

    Total current assets                                              3,502,140        3,130,251       3,144,289

Property and Equipment, net                                           3,287,002        3,370,502       3,428,478
Goodwill                                                                 39,214           39,214          39,214
Other Assets                                                            159,297          135,965         228,653
                                                                 -------------------------------------------------

Total Assets                                                        $ 6,987,653      $ 6,675,932     $ 6,840,634
                                                                 =================================================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                       $ 1,040,732      $   675,962     $ 1,012,664
  Current portion of capital lease obligations                            1,883            1,856           1,993
  Current portion of long-term debt                                     137,053          138,814          99,665
  Federal and state income taxes                                         39,950           69,829          22,915
                                                                 -------------------------------------------------

    Total current liabilities                                         1,219,618          886,461       1,137,237

Long-term Debt                                                       2,146,047        2,193,006       2,155,240
Capital Lease Obligations                                                18,138           18,600          20,108
Other Liabilities                                                       128,779          137,070         153,066
Deferred Income Taxes                                                   673,600          645,020         647,745
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                     531,579          531,579         531,579

Stockholders' Equity:
  Common stock                                                            1,167            1,167           1,163
  Additional paid-in capital                                            711,324          711,324         701,949
  Accumulated other comprehensive loss                                   (4,496)          (4,496)              -
  Retained earnings                                                   2,226,633        2,205,674       2,142,020
  Less treasury stock, at cost                                         (664,736)        (649,473)       (649,473)
                                                                 -------------------------------------------------

    Total stockholders' equity                                        2,269,892        2,264,196       2,195,659
                                                                 -------------------------------------------------

Total Liabilities and Stockholders' Equity                          $ 6,987,653      $ 6,675,932     $ 6,840,634
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

                                                    DILLARD'S, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                      (Unaudited)
                                     (Amounts in Thousands, Except Per Share Data)

                                                                  Three Months Ended            Twelve Months Ended
                                                             ------------------------------ -----------------------------
                                                                 May 3,          May 4,         May 3,         May 4,
                                                                 2003            2002           2003           2002
                                                             -------------  --------------- -------------- --------------
                                                                               (Restated)                    (Restated)
Net Sales                                                     $1,813,911       $1,910,879     $7,814,028     $8,145,481
Service Charges, Interest and Other Income                        77,415           63,395        336,963        247,938
                                                             -------------  --------------- -------------- --------------
                                                               1,891,326        1,974,274      8,150,991      8,393,419
                                                             -------------  --------------- -------------- --------------
Costs and Expenses:
  Cost of sales                                                1,211,972        1,226,428      5,239,678      5,481,123
  Advertising, selling, administrative
      and general expenses                                       509,683          519,719      2,153,997      2,169,577
  Depreciation and amortization                                   74,027           77,367        298,067        310,926
  Rentals                                                         14,170           15,222         67,049         72,207
  Interest and debt expense                                       43,425           44,736        188,468        190,862
  Asset impairment and store closing charges                           -                -         52,224          3,752
                                                             -------------  --------------- -------------- --------------
Total Costs and Expenses                                       1,853,277        1,883,472      7,999,483      8,228,447
                                                             -------------  --------------- -------------- --------------
Income before Income Taxes                                        38,049           90,802        151,508        164,972
Income Taxes                                                      13,700           32,690         53,345         64,055
                                                             -------------  --------------- -------------- --------------
Income Before Cumulative Effect of Accounting Change              24,349           58,112         98,163        100,917
Cumulative Effect of Accounting Change                                 -         (530,331)             -       (530,331)
                                                             -------------  --------------- -------------- --------------
Net Income (Loss)                                                 24,349         (472,219)        98,163       (429,414)
Retained Earnings at Beginning
  of  Period                                                   2,205,674        2,617,608      2,142,020      2,584,600
                                                             -------------  --------------- -------------- --------------
                                                               2,230,023        2,145,389      2,240,183      2,155,186
Cash Dividends Declared                                           (3,390)          (3,369)       (13,550)       (13,166)
                                                             -------------  --------------- -------------- --------------
Retained Earnings at End of Period                            $2,226,633       $2,142,020    $ 2,226,633    $ 2,142,020
                                                             =============  =============== ============== ==============

Basic Earnings Per Share:
  Income Before Cumulative Effect of Accounting Change              $0.29           $0.69           $1.16         $1.20
  Cumulative Effect of Accounting Change                                -           (6.30)              -         (6.32)
                                                             -------------  --------------- -------------- --------------
  Net Income (Loss)                                                 $0.29          $(5.61)          $1.16        $(5.12)
                                                             =============  =============== ============== ==============

Diluted Earnings Per Share:
  Income Before Cumulative Effect of Accounting Change              $0.29           $0.68           $1.15         $1.20
  Cumulative Effect of Accounting Change                                -           (6.24)              -         (6.29)
                                                             -------------  --------------- -------------- --------------
  Net Income (Loss)                                                 $0.29          $(5.56)          $1.15        $(5.09)
                                                             =============  =============== ============== ==============

Cash Dividends Declared Per
  Common Share                                                      $0.04            $0.04          $0.16          $0.16

See notes to consolidated financial statements.

                                             DILLARD'S, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                         (Amounts in Thousands)

                                                                                Three Months Ended
                                                                          --------------------------------
                                                                              May 3,            May 4,
                                                                               2003              2002
                                                                          --------------   ---------------
                                                                                             (Restated)
Operating Activities:
Net income (loss)                                                           $   24,349       $  (472,219)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                               75,811            78,087
    Cumulative effect of accounting change                                           -           530,331
    Provision for loan losses                                                   12,617             7,199
    Gain on the sale of joint venture                                          (15,624)                -
    Changes in operating assets and liabilities:
      Decrease in trade accounts receivable                                    113,938            77,668
      Increase in merchandise inventories and other current assets            (393,425)         (340,492)
      (Increase) decrease in other assets                                      (32,904)            5,416
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                     355,819           206,785
                                                                          --------------   ---------------
Net cash provided by operating activities                                      140,581            92,775
                                                                          --------------   ---------------
Investing Activities:
  Net proceeds from sale of joint venture                                       34,579              -
  Purchases of property and equipment                                          (41,488)          (50,130)
                                                                          --------------   ---------------
Net cash used in investing activities                                           (6,909)          (50,130)
                                                                          --------------   ---------------

Financing Activities:
  Principal payments on long-term debt and capital lease obligations            (9,155)           (7,972)
  Proceeds from long-term debt borrowings                                            -            40,000
  Proceeds from receivable financing, net                                            -           100,000
  Proceeds from issuance of common stock                                             -             2,850
  Cash dividends paid                                                           (3,390)           (3,369)
  Purchase of treasury stock                                                   (15,263)                -
                                                                          --------------   ---------------
Net cash (used in) provided by financing activities                            (27,808)          131,509
                                                                          --------------   ---------------

Increase in Cash and Cash Equivalents                                          105,864           174,154
Cash and Cash Equivalents, Beginning of Period                                 142,356           152,960
                                                                          --------------   ---------------
 Cash and Cash Equivalents, End of Period                                    $ 248,220         $ 327,114
                                                                          ==============   ===============

See notes to consolidated financial statements.

                                                  DILLARD'S, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)
                                                    May 3, 2003

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior period balances have been reclassified to conform to current period presentation and to reflect the adoption of certain new accounting standards as discussed in Note 9. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and twelve month periods ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2003.

Note 2. Accounts Receivable Securitization

The Company utilizes securitizations of its credit card receivable portfolio as a financing vehicle. The Company has historically accounted for these transactions as off-balance-sheet financing. However, in early May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable from qualifying as a sale and thus receiving off-balance-sheet treatment. As a result of this decision, the Company records all financing through this facility on the balance sheet. At May 4, 2002, the Company had $400 million of off-balance-sheet financing associated with its securitizations. At May 3, 2003, the Company had $400 million in receivable financing outstanding that was classified in long-term debt. The Company has reclassified $1.4 million and $9.8 million related to its receivable financing from other revenue to interest expense for the quarter and twelve months ended May 4, 2002, respectively.

Note 3. Goodwill

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

Related to the 1998 acquisition of Mercantile Stores Company Inc., the Company had $570 million in goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. This impairment was the result of sequential periods of declining profits in certain of these reporting units. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for the three months ended May 4, 2002 by $530 million or $6.24 per diluted share. Financial statements for the quarter ended May 4, 2002 have been restated to reflect this change in accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.

The following adjusted financial information is presented as if the statement was adopted at February 4, 2001(in thousands, except per share amounts):

                                                           Three Months Ended      Twelve Months Ended
                                                        May 3,        May 4,        May 3,       May 4,
                                                         2003          2002          2003         2002
                                                      ------------ -------------- ----------- -------------

   Reported net income (loss)                             $24,349     $(472,219)     $98,163    $(429,414)
   Cumulative effect of accounting change                       -       530,331           -       530,331
                                                      ------------ -------------- ----------- -------------
   Net income before the cumulative effect of
      accounting change                                    24,349        58,112      98,163       100,917
   Add back:
   Goodwill amortization                                        -             -           -        11,703
                                                      ------------ -------------- ----------- -------------
   Adjusted net income                                    $24,349       $58,112     $98,163      $112,620
                                                      ============ ============== =========== =============

 Net income (loss) per share reported - basic             $0.29        $(5.61)       $1.16       $(5.12)
   Cumulative effect of accounting change                       -          6.30            -         6.32
   Goodwill amortization                                        -             -            -         0.14
                                                      ------------ -------------- ----------- -------------
   Adjusted net income per share - basic                    $0.29          $0.69       $1.16       $ 1.34
                                                      ============ ============== =========== =============

   Net income (loss) per share reported -- diluted          $0.29        $(5.56)       $1.15      $ (5.09)
   Cumulative effect of accounting change                       -          6.24            -         6.29
   Goodwill amortization                                        -             -            -         0.14
                                                      ------------ -------------- ----------- -------------
   Adjusted net income per share - diluted                  $0.29          $0.68       $1.15       $ 1.34
                                                      ============ ============== =========== =============

Note 4. Sale of Joint Venture and Credit Associated with the Mercantile Acquisition

During the quarter ended May 4, 2002, a joint venture of the Company borrowed $40.0 million. The mortgage note was non-recourse with building, land and improvements of Sunrise Mall in Brownsville, Texas pledged as collateral. The variable rate mortgage note paid interest only at the one month LIBOR plus 3% on a monthly basis with the entire unpaid principal balance due and payable on May 4, 2004.

During the quarter ended May 3, 2003, the Company sold its interest in the Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The net assets, excluding the assumed debt, of the mall property were approximately $58.4 million and were included as a non-cash item in the consolidated statement of cash flows. The Company recorded a pretax gain of $15.6 million pertaining to the sale of its interest in Sunrise Mall for the three months ended May 3, 2003.

During the quarter ended May 3, 2003, the Company recorded a $12.3 million pretax credit due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

Note 5. Common Stock Repurchase and Note Repurchase

For the three months ended May 3, 2003, the Company repurchased approximately 1.2 million shares of Class A Common Stock valued at approximately $15.3 million under its existing $200 million share repurchase authorization. Approximately $60 million in share repurchase authorization remained under this open-ended plan at May 3, 2003.

During the quarter ended May 3, 2003 and May 4, 2002, the Company repurchased $6.0 million and $6.1 million, respectively, of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.4% to 6.9% and 6.4% to 9.1% for the quarters ended May 3, 2003 and May 4, 2002, respectively. Maturity dates ranged from 2004 to 2005 and 2004 to 2023 for the quarters ended May 3, 2003 and May 4, 2002, respectively. No gain or loss resulted from the repurchase of the unsecured notes during the quarter ended May 3, 2003. A gain of $544,000 resulted from the repurchase of the unsecured notes during the quarter ended May 4, 2002 and has been reclassified to interest and debt expense from extraordinary gain as described in Note 9.

Note 6. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                                                 Three Months Ended           Twelve Months Ended
                                                                 May 3,      May 4,           May 3,      May 4,
                                                                  2003        2002             2003        2002
                                                               ------------------------     ------------------------
Basic:
  Income before cumulative effect of accounting change            $ 24,349  $   58,112          $98,163 $  100,917
  Cumulative effect of accounting change                                  -   (530,331)               -   (530,331)
                                                               ------------------------     ------------------------
     Net income (loss) available for
    per-share calculations                                         $ 24,349  $(472,219)          $98,163  $(429,414)
                                                               ========================     ========================

  Weighted average shares of common stock outstanding               84,486      84,100           84,609      83,836
                                                               ========================     ========================
Per Share of Common Stock
  Income before cumulative effect of accounting change              $ 0.29      $ 0.69           $ 1.16      $1.20
  Cumulative effect of accounting change                                 -       (6.30)               -      (6.32)
                                                               ------------------------     ------------------------
  Net income (loss)                                                 $ 0.29     $ (5.61)          $ 1.16    $ (5.12)
                                                               ========================     ========================

                                                                  Three Months Ended          Twelve Months Ended
                                                                 May 3,       May 4,          May 3,      May 4,
                                                                  2003         2002            2003        2002
                                                               -------------------------    ------------------------
Diluted:
  Income before cumulative effect of accounting change            $ 24,349  $    58,112        $98,163  $ 100,917
  Cumulative effect of accounting change                                 -     (530,331)             -   (530,331)
                                                               -------------------------    ------------------------
  Net income (loss) available for
    per-share calculations                                        $ 24,349  $ (472,219)        $98,163  $(429,414)
                                                               =========================    ========================

  Weighted average shares of common stock outstanding               84,486       84,100         84,609     83,836
  Stock options                                                        209          887            634        536
                                                               -------------------------    ------------------------
  Total weighted average equivalent shares                          84,695       84,987         85,243     84,372
                                                               =========================    ========================

Per Share of Common Stock
  Income before cumulative effect of accounting change              $ 0.29      $ 0.68          $ 1.15    $ 1.20
  Cumulative effect of accounting change                                 -       (6.24)              -     (6.29)
                                                               -------------------------    ------------------------
  Net income (loss)                                                 $ 0.29     $ (5.56)         $ 1.15   $ (5.09)
                                                               =========================    ========================
Total stock options outstanding were 10,581,237 and 10,547,039 at May 3, 2003 and May 4, 2002, respectively. Of these, options to purchase 9,280,488 and 6,479,416 shares of Class A common stock at prices ranging from $15.74 to $40.22 and $25.13 to $40.22 per share were outstanding at May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 7. Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123". If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s income before cumulative effect of accounting change would have been (in thousands, except per share data):

                                                                      Three Months Ended       Twelve Months Ended
                                                                   May 3,       May 4,        May 3,       May 4,
                                                                    2003         2002          2003         2002
                                                                 ----------- ------------- ------------- -----------
      Income Before Cumulative Effect of Accounting Change:
      As reported                                                   $24,349       $58,112       $98,163    $100,917
      Deduct:  Total stock based employee compensation expense
      determined under fair value based method, net of taxes           (870)         (541)       (8,276)     (3,266)
                                                                 ----------- ------------- ------------- -----------
       Pro forma                                                     $23,479       $57,571       $89,887     $97,651
                                                                 =========== ============= ============= ===========
      Basic Earnings Per Share:
      As reported                                                     $0.29         $0.69         $1.16       $1.20
      Pro forma                                                        0.28          0.68          1.06        1.16
                                                                 ----------- ------------- ------------- -----------
      Diluted Earnings Per Share:
      As reported                                                     $0.29         $0.68         $1.15       $1.20
      Pro forma                                                        0.28          0.68          1.05        1.16
                                                                 ----------- ------------- ------------- -----------

Note 8. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

                                                                  Three Months Ended       Twelve Months Ended
                                                                May 3,         May 4,       May 3,        May 4,
                                                                 2003           2002         2003          2002
                                                             -------------- ------------- ------------ --------------
  Net Income (Loss)                                                $24,349    $(472,219)      $98,163     $(429,414)
  Other Comprehensive Loss:
    Minimum pension liability adjustment, net of taxes                   -             -      (4,496)              -
                                                             -------------- ------------- ------------ --------------
  Total Comprehensive Income (Loss)                                $24,349    $(472,219)      $93,667     $(429,414)
                                                             ============== ============= ============ ==============

Note 9. Recently Issued Accounting Standards

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the quarter and twelve months ended May 4, 2002, as a result of adopting SFAS No. 145, the Company has reclassified $544,000 and $5,011,000 ($348,000 and $3,201,000 after-tax) to interest and debt expense from extraordinary gain. For the twelve months ended May 3, 2003, the Company has reclassified $7,378,000 ($4,722,000 after-tax) to interest and debt expense from extraordinary loss.

In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued final transition guidance regarding accounting for vendor allowances in its Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”. EITF Issue No. 02-16 addresses the accounting treatment for vendor allowances and stipulates that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should offset such costs. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We are still in the process of reviewing the new statement.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

Item 2. Management’s Discussion And Analysis Of FinancialCondition
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

Service Charges, Interest and Other Income. Service Charges, Interest and Other Income include interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

Cost of Sales. Cost of sales includes the cost of merchandise sold, bank card fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

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

Interest and debt expense. Interest and debt expense includes interest relating to the Company’s unsecured notes, mortgage notes, credit card receivables financing, the guaranteed beneficial interests in the Company’s subordinated debentures, gains and losses on note repurchases, amortization of financing intangibles and interest on capital lease obligations.

Asset impairment and store closing charges. Asset impairment and store closing charges consist of write downs to fair value of under-performing properties including property and equipment and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Cumulative effect of accounting change. Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for the three months and twelve months ended May 4, 2002 by $530 million or $6.24 and $6.29 per diluted share, respectively.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. As disclosed in this note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

Management of the Company believes the following critical accounting policies significantly affect its judgments and estimates used in preparation of the consolidated financial statements.

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

The Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

Self insurance accruals. The Company purchases third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain level. However, the Company is responsible for the payment of claims below these insured limits. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Finite-lived assets. In the evaluation of the fair value and future benefits of finite-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Goodwill.     The Company evaluates goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Stock Options. The Compensation Committee of the Board of Directors periodically grants employees of the Company stock options. As allowed under GAAP, the Company does not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, the Company could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 7 in the consolidated financial statements, had the Company recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.01 and $0.00, less than what was reported for the three months ended May 3, 2003 and May 4, 2002, respectively, and $0.10 and $0.04 less than what was reported for the twelve months ended May 3, 2003 and May 4, 2002, respectively.

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                            Three Months Ended           Twelve Months Ended
                                            May 3,       May 4,          May 3,        May 4,
                                             2003         2002            2003          2002
                                          -----------   ----------     -----------   -----------
Net sales                                      100.0%     100.0%        100.0%      100.0%
Cost of sales                                   66.8         64.2            67.0          67.3
                                          -----------   ----------     -----------   -----------
Gross profit                                    33.2         35.8            33.0          32.7
Advertising, selling, administrative
  and general expenses                          28.1         27.2            27.6          26.6
Depreciation and amortization                    4.1          4.1             3.8           3.8
Rentals                                          0.8          0.8             0.9           0.9
Interest and debt expense                        2.4          2.3             2.4           2.4
Asset impairment and store closing
  charges                                          -            -             0.7             -
                                          -----------   ----------     -----------   -----------
     Total operating expenses                   35.4         34.4            35.4          33.7
Service charges, interest and other              4.3          3.3             4.3           3.0
income
                                          -----------   ----------     -----------   -----------
Income before income taxes                       2.1          4.7             1.9           2.0
Income taxes                                     0.8          1.7             0.6           0.8
                                          -----------   ----------     -----------   -----------
Income before cumulative effect of
   accounting change                             1.3          3.0             1.3           1.2
Cumulative effect of accounting change             -        (27.7)              -          (6.5)
                                          -----------   ----------     -----------   -----------
Net income (loss)                                1.3%     (24.7)  %         1.3%       (5.3) %
                                          ===========   ==========     ===========   ===========

Net Sales

Net sales declined 5% on a total basis and a comparable store basis for the three month period ended May 3, 2003, compared to the three month period ended May 4, 2002. Sales performance was strongest in accessories, shoes and lingerie during the first quarter of 2003. Sales in accessories, shoes and lingerie were well above the Company average sales trend of a 5% decline for the period. Sales in children’s and cosmetics were slightly above the average trend, while sales in women’s and juniors and home were slightly below trend. Sales in the men’s area were below average. Net sales decreased 4% for the twelve month period ended May 3, 2003 compared to the same period in 2002. These decreases were primarily due to decreases in comparable store sales.

Cost of Sales

Cost of sales, as a percent of net sales, was 66.8% and 67.0% for the three and twelve month periods ended May 3, 2003 compared to 64.2% and 67.3% for the three and twelve month periods ended May 4, 2002. The increase of 260 basis points in cost of sales as a percentage of net sales for the three months ended May 3, 2003 is attributable to significantly higher markdown levels during the quarter as the Company worked to control inventory levels in a challenging retail environment marked by weak consumer demand.

Comparable store inventory at May 3, 2003 increased 6% compared to May 4, 2002. This follows an 11% inventory decline at May 4, 2002 compared to May 5, 2001.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses (“SG&A expenses”) for the three months ended May 3, 2003 decreased $10 million compared with May 4, 2002. SG&A expenses, as a percentage of net sales, were 28.1% and 27.6% for the three and twelve month periods ended May 3, 2003 compared to 27.2% and 26.6% for the comparable 2002 periods.

SG&A expenses for the three months ended May 3, 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. In addition, savings in payroll expense was offset by increases in other expense areas including a $6.7 million increase in bad debt expense.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was unchanged at 4.1% and 3.8% for the three and twelve month periods ended May 3, 2003, respectively, compared to similar periods in 2002. The twelve month period ended May 4, 2002 contained an additional $11.7 million in goodwill amortization. Goodwill is no longer amortized subsequent to the adoption of SFAS No. 142 on February 3, 2002.

Rentals

Rental expense, as a percent of net sales, remained flat at 0.8% and 0.9%, respectively, for the three and twelve month periods ended May 3, 2003, compared to the three and twelve month periods ended May 4, 2002.

Interest and Debt Expense

Interest and debt expense for the three months ended May 3, 2003 decreased to $43.4 million or 2.4% of net sales compared to $44.7 million or 2.3% of net sales for the three months ended May 4, 2002. This reduction is due primarily to a decrease in the average amount of outstanding debt in the first quarter of 2003 compared to the first quarter of 2002 and to a reduction in short term interest rates from last year’s first quarter.

Interest and debt expense, as a percent of net sales, was 2.4% for the twelve month periods ended May 3, 2003 and May 4, 2002, respectively.

The Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as of February 2, 2003. For the quarter and twelve months ended May 4, 2002, as a result of adopting SFAS No. 145, the Company has reclassified $544,000 and $5,011,000 to interest and debt expense from extraordinary gain. For the twelve months ended May 3, 2003, the Company has reclassified $7,378,000 to interest and debt expense from extraordinary loss.

The Company has reclassified $1.4 million and $9.8 million related to its receivable financing from other revenue to interest expense for the three and twelve months ended May 4, 2002, respectively.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended May 3, 2003 increased to $77.4 million or 4.3% of net sales compared to $63.4 million or 3.3% of net sales for the three months ended May 4, 2002. Included in service charges, interest and other income for the three months ended May 3, 2003 is a pretax gain of $15.6 million pertaining to the Company’s sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas. Dillard’s sold its interest in the property for $80.7 million including the assumption of $40.0 million of long-term debt during the first quarter of 2003.

Income Taxes

The actual federal and state income tax rate for the three month periods ended May 3, 2003 and May 4, 2002 was 36%.

Accounting Change

For the three months ended May 4, 2002, the Company recorded a non-cash charge of $530 million for the write-off of goodwill in accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company tested its goodwill for impairment using the two-step process prescribed in SFAS No. 142. The fair value of the Company’s reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. In accordance with SFAS No. 142, the Company restated its results for the first quarter ended May 4, 2002 to reflect the resulting $530 million non-cash goodwill impairment charge as a cumulative effect of a change in accounting principle.

Financial Condition

Cash provided by operating activities totaled $140.6 million and $92.8 million for the three months ended May 3, 2003 and May 4, 2002, respectively. The increase in operating cash flow for the three months in 2003 is due to a significantly larger increase in the amount of accounts payable from year end levels and a larger decrease in accounts receivable partially offset by a larger increase in inventories from year end levels. Comparable store inventories increased 6% from last year’s first quarter levels.

The Company invested $41.5 million in capital expenditures for the three months ended May 3, 2003 compared to $50.1 million for the three months ended May 4, 2002.

The Company recorded a gain of $15.6 million and received net cash proceeds of $34.6 million from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas. The purchaser also assumed $40 million in debt related to the sale.

During the three months ended May 3, 2003, the Company opened its newly constructed 220,000 square foot location at Great Northern Mall in North Olmstead, Ohio, near Cleveland. The Company anticipates opening an additional four new stores in 2003, resulting in an addition of approximately 553,000 square feet of retail space net of replaced square footage. The Company closed three store locations totaling 634,000 square feet during the quarter.

Cash used in financing activities for the three months ended May 3, 2003 totaled $27.8 million compared to cash provided of $131.5 million for the three months ended May 4, 2002. During the three months ended May 4, 2002, the Company issued $40 million of variable rate mortgage notes due 2004. The Company sold an additional $100 million in accounts receivable securitization bringing the total accounts receivable securitizations sold and excluded from the balance sheet at May 4, 2002 to $400 million. During the quarters ended May 3, 2003 and May 4, 2002, the Company repurchased $6.0 million and $6.1 million, respectively, of its outstanding unsecured notes prior to their related maturity dates.

During the three months ended May 3, 2003, the Company repurchased approximately 1.2 million shares of Class A common stock for approximately $15.3 million under its existing $200 million share repurchase authorization. Approximately $60 million in share repurchase authorization remained under this open-ended plan at May 3, 2003.

Management of the Company anticipates that it will be necessary to incur additional short-term borrowings during periods of peak working capital demand in the fourth quarter of 2003. Although the Company has an unused committed line of credit in the amount of $400 million, management expects to accomplish these borrowings principally through its accounts receivable conduit facilities. Accounts receivable conduit facilities totaling $500 million were available to the Company with none utilized at May 3, 2003. Management expects its accounts receivable conduit facilities to meet peak borrowing demand. Other than peak working capital requirements, management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We are still in the process of reviewing the new statement.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; trends in personal bankruptcies and charge-off trends in the credit card receivables portfolio; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the quarter ended May 3, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.4% to 6.9%. Maturity dates ranged from 2004 to 2005.

Except as disclosed above, there have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

    Three Months Ended                                    Fiscal Years Ended
----------------------------  ----------------------------------------------------------------------------

   May 3,         May 4,      February 3,     February 2,    February 3,     January 29,     January 30,
    2003           2002           2003           2002           2001*           2000            1999
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    1.77           2.81           2.00           1.46            1.51           2.00            1.97
==============  ============  =============  ============== =============== ==============  ==============

*  53 week year.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number                                  Description

10             Dillards, Inc. Amended and Restated Corporate Officers Non-Qualified Pension Plan
12             Statement re:  Computation of Earnings to Fixed Charges
99(a)          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).
99(b)          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

(b) Reports of Form 8-K filed during the first quarter:

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

Date:June 17, 2003                                                  /s/ James I. Freeman
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

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003
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

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003
                                           /s/ James I. Freeman
                                                 James I. Freeman
                                 Senior Vice-President and Chief Financial Officer