Form 10-Q
period 2003-08-02
DILLARDS INC
filed 2003-09-16
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

                  CLASS A COMMON STOCK as of  August 2, 2003           79,281,941
                  CLASS B COMMON STOCK as of  August 2, 2003            4,010,929

Index

DILLARD'S, INC.

                                                                                                          Page
PART I.  FINANCIAL INFORMATION                                                                           Number

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of August 2, 2003, February 1, 2003 and August 3,                     3
               2002.

         Consolidated Statements of Operations and Retained Earnings for the Three, Six and
              Twelve Month Periods Ended August 2, 2003 and August 3, 2002.                                   4

         Consolidated Statements of Cash Flows for the Six Months Ended August 2, 2003 and
              August 3, 2002.                                                                                 5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           19

Item 4.  Controls and Procedures.                                                                             19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                                   20

Item 2.  Changes in Securities and Use of Proceeds.                                                           20

Item 3.  Defaults Upon Senior Securities.                                                                     20

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 20

Item 5.  Other Information.                                                                                   21

Item 6.  Exhibits and Reports on Form 8-K.                                                                    21

SIGNATURES                                                                                                    22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

                                                                    August 2,      February 1,       August 3,
                                                                      2003            2003              2002
                                                                 -------------------------------- -----------------
Assets
Current Assets:
  Cash and cash equivalents                                           $  150,451      $  142,356        $  118,546
  Accounts receivable, net                                             1,159,297       1,338,080         1,111,665
  Merchandise inventories                                              1,742,148       1,594,308         1,696,035
  Other current assets                                                    40,715          55,507            18,791
                                                              -------------------------------- -----------------
    Total current assets                                               3,092,611       3,130,251         2,945,037

Property and Equipment, net                                            3,248,255       3,370,502         3,376,382
Goodwill                                                                  39,214          39,214            39,214
Other Assets                                                             126,270         135,965           227,178
                                                                -------------------------------- -----------------
Total Assets                                                          $6,506,350     $ 6,675,932        $6,587,811
                                                                 ================================ =================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                          $ 764,890      $  675,962         $ 752,637
  Current portion of capital lease obligations                             1,895           1,856             2,078
  Current portion of long-term debt                                      135,621         138,814            89,665
  Federal and state income taxes                                          14,942          69,829            20,505
                                                                 -------------------------------- -----------------
    Total current liabilities                                            917,348         886,461           864,885

Long-term Debt                                                         2,019,438       2,193,006         2,193,181
Capital Lease Obligations                                                 17,681          18,600            19,484
Other Liabilities                                                        138,074         137,070           116,327
Deferred Income Taxes                                                    669,881         645,020           660,397
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                      531,579         531,579           531,579

Stockholders' Equity:
  Common stock                                                             1,167           1,167             1,166
  Additional paid-in capital                                             711,351         711,324           704,970
  Accumulated other comprehensive loss                                   (4,496)         (4,496)                 -
  Retained earnings                                                    2,172,897       2,205,674         2,145,295
  Less treasury stock, at cost                                         (668,570)       (649,473)         (649,473)
                                                                 -------------------------------- -----------------
    Total stockholders' equity                                         2,212,349       2,264,196         2,201,958
                                                                 -------------------------------- -----------------
Total Liabilities and Stockholders' Equity                            $6,506,350      $6,675,932        $6,587,811
                                                                 ================================ =================
See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                               Three Months Ended            Six Months Ended           Twelve Months Ended
                                          ----------------------------- --------------------------- ----------------------------
                                            August 2,      August 3,     August 2,     August 3,     August 2,      August 3,
                                              2003           2002           2003          2002          2003           2002
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net Sales                                    $1,721,485     $1,817,976    $3,535,396    $3,728,855    $7,717,537     $8,135,153
Service Charges, Interest and Other Income       58,842         67,765       136,257       131,160       328,040        255,404
                                          -------------- -------------- ------------- ------------- -------------  -------------
                                              1,780,327      1,885,741     3,671,653     3,860,015     8,045,577      8,390,557
Costs and Expenses:
  Cost of sales                               1,186,418      1,197,299     2,398,390     2,423,727     5,228,797      5,440,052
  Advertising, selling, administrative
      and general expenses                      507,803        530,960     1,017,486     1,050,679     2,130,840      2,162,596
  Depreciation and amortization                  74,561         76,893       148,588       154,260       295,735        310,979
  Rentals                                        13,789         15,003        27,959        30,225        65,835         71,425
  Interest and debt expense                      59,364         56,032       102,789       100,768       191,800        198,957
  Asset impairment and store closing
      charges                                    17,063          (862)        17,063         (862)        70,149            890
                                          -------------- -------------- ------------- ------------- -------------  -------------
Total Costs and Expenses                      1,858,998      1,875,325     3,712,275     3,758,797     7,983,156      8,184,899
                                          -------------- -------------- ------------- ------------- -------------  -------------
Income (Loss) Before Income Taxes              (78,671)         10,416      (40,622)       101,218        62,421        205,658
Income Taxes (Benefit)                         (28,325)          3,750      (14,625)        36,440        21,270         79,470
                                          -------------- -------------- ------------- ------------- -------------  -------------
Income (Loss) Before Cumulative Effect         (50,346)          6,666      (25,997)        64,778        41,151        126,188
  of Accounting Change
Cumulative Effect of Accounting Change                -              -             -     (530,331)             -      (530,331)
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net Income (Loss)                              (50,346)          6,666      (25,997)     (465,553)        41,151      (404,143)
Retained Earnings at Beginning
  of  Period                                  2,226,633      2,142,020     2,205,674     2,617,608     2,145,295      2,562,919
                                          -------------- -------------- ------------- ------------- -------------  -------------
                                              2,176,287      2,148,686     2,179,677     2,152,055     2,186,446      2,158,776
Cash Dividends Declared                         (3,390)        (3,391)       (6,780)       (6,760)      (13,549)       (13,481)
                                          -------------- -------------- ------------- ------------- -------------  -------------
Retained Earnings at End of Period           $2,172,897     $2,145,295    $2,172,897    $2,145,295   $ 2,172,897    $ 2,145,295
                                          ============== ============== ============= ============= =============  =============

Basic Earnings (Loss) Per Share:
  Income (Loss) Before Cumulative
     Effect of  Accounting Change               $(0.60)          $0.08       $(0.31)        $ 0.77         $0.49         $ 1.50
  Cumulative Effect of Accounting Change              -              -             -        (6.29)             -         (6.31)
                                          -------------- -------------- ------------- ------------- -------------  -------------
   Net Income (Loss)                            $(0.60)          $0.08       $(0.31)       $(5.52)         $0.49        $(4.81)
                                          ============== ============== ============= ============= =============  =============

Diluted Earnings (Loss) Per Share:
  Income (Loss) Before Cumulative
     Effect of  Accounting Change               $(0.60)          $0.08       $(0.31)        $ 0.76         $0.49         $ 1.49
  Cumulative Effect of Accounting Change              -              -             -        (6.21)             -         (6.26)
                                           -------------- -------------- ------------- ------------- -------------  -------------
  Net Income (Loss)                             $(0.60)          $0.08       $(0.31)       $(5.45)         $0.49        $(4.77)
                                          ============== ============== ============= ============= =============  =============

Cash Dividends Declared Per Common Share         $0.04           $0.04         $0.08         $0.08         $0.16          $0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                                    Six Months Ended
                                                                              ------------------------------
                                                                                 August 2,       August 3,
                                                                                   2003           2002
                                                                              --------------- --------------

Operating Activities:
Net loss                                                                          $ (25,997)    $ (465,553)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                                    152,128        155,755
    Asset impairment and store closing charges                                        17,063          (862)
    Provision for loan losses                                                         18,908         12,747
    Gain on sale of joint venture                                                   (15,624)              -
    Cumulative effect of accounting change                                                 -        530,331
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                                           159,875         90,528
      Increase in merchandise inventories and other current assets                 (133,893)      (128,216)
      Decrease in other assets                                                         2,217          6,116
      Increase (decrease) in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                            60,545       (37,187)
                                                                              --------------- --------------
Net cash provided by operating activities                                            235,222        163,659

Investing Activities:
  Net proceeds from sale of joint venture                                             34,579              -
  Purchases of property and equipment                                               (98,215)      (107,500)
                                                                              --------------- --------------
Net cash used in investing activities                                               (63,636)      (107,500)

Financing Activities:
  Proceeds from long-term debt borrowings                                                  -         40,000
  Principal payments on long-term debt and capital lease obligations               (137,641)      (229,687)
  Proceeds from receivable financing, net                                                  -        100,000
  Proceeds from issuance of common stock                                                  27          5,874
  Cash dividends paid                                                                (6,780)        (6,760)
  Purchase of treasury stock                                                        (19,097)              -
                                                                              --------------- --------------
 Net cash used in financing activities                                              (163,491)       (90,573)

Increase (Decrease) in Cash and Cash Equivalents                                       8,095       (34,414)
Cash and Cash Equivalents, Beginning of Period                                       142,356        152,960
                                                                              --------------- --------------
 Cash and Cash Equivalents, End of Period                                           $ 150,451      $ 118,546
                                                                              =============== ==============

See notes to consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior period balances have been reclassified to conform to current period presentation and to reflect the adoption of certain new accounting standards as discussed in Note 11. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, six and twelve month periods ended August 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2003.

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

                                                Three Months Ended          Six Months Ended        Twelve Months Ended
                                              August 2,    August 3,     August 2,     August 3,    August 2,    August 3,
                                                2003          2002          2003         2002         2003          2002
                                             ------------ ------------- ------------- ------------ ------------ -------------
Income (Loss) Before Cumulative Effect of
Accounting Change:
  As reported                                  $(50,346)        $6,666     $(25,997)      $64,778      $41,151      $126,188
  Deduct:  Total stock based employee
  compensation expense determined under
  fair value based method, net of taxes
                                                   (647)       (4,840)       (1,546)      (6,016)      (3,616)       (8,882)
                                             ------------ ------------- ------------- ------------ ------------ -------------
   Pro forma                                    $(50,993)        $1,826     $(27,543)      $58,762      $37,535      $117,306
                                             ============ ============= ============= ============ ============ =============
Basic Earnings Per Share:
  As reported                                    $(0.60)         $0.08       $(0.31)        $0.77        $0.49         $1.50
  Pro forma                                       (0.61)          0.02        (0.33)         0.70         0.45          1.40
                                             ------------ ------------- ------------- ------------ ------------ -------------
Diluted Earnings Per Share:
  As reported                                    $(0.60)         $0.08       $(0.31)        $0.76        $0.49         $1.49
  Pro forma                                       (0.61)          0.02        (0.33)         0.69         0.44          1.38
                                             ------------ ------------- ------------- ------------ ------------ -------------

Note 3. Accounts Receivable Securitization

The Company utilizes securitizations of its credit card receivable portfolio as a financing vehicle. The Company has historically accounted for these transactions as off-balance-sheet financing. However, in early May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable from qualifying as a sale and thus receiving off-balance-sheet treatment. As a result of this decision, the Company records all financing through this facility on the balance sheet at August 2, 2003 of which $400 million is classified in long-term debt. During the quarter ended August 3, 2002, the Company placed $240 million of debt and the related asset on its balance sheet and took a charge to its income statement of $3.2 million. The charge was related to the amortization of the beneficial interests recognized upfront on the off-balance-sheet financing. The Company had $160 million of off-balance-sheet financing associated with its securitizations at August 3, 2002. The Company has reclassified $1.4 million and $6.8 million related to its receivable financing from other revenue to interest expense for the six and twelve months ended August 3, 2002, respectively.

Note 4. Goodwill

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

Related to the 1998 acquisition of Mercantile Stores Company Inc., the Company had $570 million in goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. This impairment was the result of sequential periods of declining profits in certain of these reporting units. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income by $530 million. Financial statements for the quarter ended May 4, 2002 have been restated to reflect this change in accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.

The following adjusted financial information is presented as if the statement was adopted at February 4, 2001(in thousands, except per share amounts):

                                                Three Months Ended           Six Months Ended       Twelve Months Ended
                                              August 2,    August 3,     August 2,    August 3,     August 2,    August 3,
                                                2003          2002         2003          2002         2003          2002
                                             ------------ ------------- ------------ ------------- ------------ -------------

Reported net income (loss)                     $(50,346)        $6,666    $(25,997)    $(465,553)      $41,151    $(404,143)
Cumulative effect of accounting change                 -             -            -       530,331            -       530,331
                                             ------------ ------------- ------------ ------------- ------------ -------------
Net income (loss) before the cumulative
   effect  of accounting change                 (50,346)         6,666     (25,997)        64,778       41,151       126,188
Add back:
Goodwill amortization                                  -             -            -             -            -        7,802
                                             ------------ ------------- ------------ ------------- ------------ -------------
Adjusted net income (loss)                     $(50,346)        $6,666    $(25,997)       $64,778      $41,151      $133,990
                                             ============ ============= ============ ============= ============ =============

Net income (loss) per share reported -           $(0.60)         $0.08      $(0.31)       $(5.52)        $0.49        $(4.81)
   basic
Cumulative effect of accounting change                 -             -            -          6.29            -           6.31
Goodwill amortization                                  -             -            -             -            -           0.09
                                             ------------ ------------- ------------ ------------- ------------ --------------
Adjusted net income (loss) per share -
   basic                                         $(0.60)         $0.08      $(0.31)         $0.77        $0.49         $ 1.59
                                             ============ ============= ============ ============= ============ ==============

Net income (loss) per share reported -           $(0.60)         $0.08      $(0.31)       $(5.45)        $0.49       $ (4.77)
   diluted
Cumulative effect of accounting change                 -             -            -          6.21            -
                                                                                                                        6.26
Goodwill amortization                                  -             -            -             -            -          0.09
                                             ------------ ------------- ------------ ------------- ------------ --------------
Adjusted net income (loss) per share -
   diluted                                       $(0.60)         $0.08      $(0.31)         $0.76        $0.49        $ 1.58
                                             ============ ============= ============ ============= ============ ==============

Note 5. Common Stock Repurchase and Note Repurchase

For the three months ended August 2, 2003, the Company repurchased approximately 294,000 shares of Class A Common Stock valued at approximately $3.8 million under its existing $200 million share repurchase authorization. During the six months ended August 2, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million. The Company’s board of directors authorized the program in May of 2000. Approximately $56 million in share repurchase authorization remained under this open-ended plan at August 2, 2003.

During the quarter ended August 2, 2003, the Company called the remaining $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. These notes were subject to mandatory repricing on August 1, 2003. A call premium of $15.6 million related to this early retirement is included in interest expense for the quarter ended August 2, 2003. During the quarter ended August 3, 2002, the Company repurchased $67.1 million of its outstanding unsecured notes prior to their related maturity dates and the Company also called the remaining $143 million of its 6.31% REPS due August 1, 2012 prior to their maturity dates. In connection with these transactions, the Company recorded interest expense for the three months ended August 3, 2002 of $9.1 million. Included in the $9.1 million reclassified loss is a call premium of $11.6 million related to the early retirement of $143 million 6.31% notes, partially offset by a gain on early extinguishment of debt during the second quarter of 2002. Interest rates on the repurchased securities was 6.39% and ranged from 6.13% to 9.50% for the quarters ended August 2, 2003 and August 3, 2002, respectively. The maturity date was 2013 for the quarter ended August 2, 2003 and ranged from 2002 to 2028 for the quarter ended August 3, 2002.

During the six months ended August 2, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. During the six months ended August 3, 2002, the Company repurchased $73.2 million of its outstanding unsecured notes prior to their related maturity dates. The loss for the quarter and six months ended August 3, 2002 has been reclassified to interest and debt expense from extraordinary loss as described in Note 11.

Note 6. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                              Three Months Ended          Six Months Ended          Twelve Months Ended
                                            ------------------------  -------------------------  ---------------------------
                                             August 2,   August 3,     August 2,   August 3,       August 2,    August 3,
                                               2003        2002          2003         2002           2003          2002
                                           ------------------------  -------------------------  ---------------------------
Basic:
  Income (loss) before cumulative effect
    of accounting  change                     $(50,346)     $ 6,666     $(25,997)     $ 64,778         $41,151    $ 126,188
  Cumulative effect of accounting change              -           -             -    (530,331)               -    (530,331)
                                            ------------------------  -------------------------  ---------------------------
  Net income (loss) available for
    per-share calculations                    $(50,346)     $ 6,666     $(25,997)   $(465,553)         $41,151   $(404,143)
                                            ========================  =========================  ===========================

  Weighted average shares of common
    stock outstanding                            83,417      84,597        83,951       84,349          84,314       84,038
                                            ========================  =========================  ===========================

 Per Share of Common Stock:
  Income (loss) before cumulative effect
    of accounting  change                      $ (0.60)     $  0.08      $ (0.31)      $  0.77         $  0.49      $  1.50
  Cumulative effect of accounting change              -           -             -       (6.29)               -       (6.31)
                                            ------------------------  -------------------------  ---------------------------
  Net income (loss)                            $ (0.60)     $  0.08      $ (0.31)     $ (5.52)          $ 0.49     $ (4.81)
                                            ========================  =========================  ===========================

                                                  Three Months Ended          Six Months Ended          Twelve Months Ended
                                              ------------------------  -------------------------  ---------------------------
                                              August 2,   August 3,     August 2,    August 3,      August 2,    August 3,
                                                2003        2002           2003         2002           2003         2002
                                             ------------------------  --------------------------  --------------------------
Diluted:
  Income (loss) before cumulative effect
    of accounting  change                      $(50,346)     $ 6,666      $(25,997)     $ 64,778        $41,151    $ 126,188
  Cumulative effect of accounting change               -           -              -    (530,331)              -    (530,331)
                                             ------------------------  --------------------------  --------------------------
   Net income  (loss) available for
    per-share calculations                     $(50,346)     $ 6,666      $(25,997)   $(465,553)       $ 41,151   $(404,143)
                                             ========================  ==========================  ==========================

  Weighted average shares of common               83,417      84,597         83,951       84,349         84,314       84,038
    stock outstanding
  Stock options                                        -       1,223              -        1,055            383          725
                                             ------------------------  --------------------------  --------------------------
  Total weighted average equivalent
    shares                                        83,417      85,820         83,951       85,404         84,697       84,763
                                             ========================  ==========================  ==========================

 Per Share of Common Stock:
  Income (loss) before cumulative effect
    of accounting  change                       $ (0.60)     $  0.08       $ (0.31)      $  0.76        $  0.49      $  1.49
  Cumulative effect of accounting change               -           -              -       (6.21)              -       (6.26)
                                             ------------------------  --------------------------  --------------------------
  Net income (loss)                             $ (0.60)     $  0.08       $ (0.31)     $ (5.45)         $ 0.49     $ (4.77)
                                             ========================  ==========================  ==========================
Total stock options outstanding were 9,411,422 and 11,401,725 at August 2, 2003 and August 3, 2002. Of these, options to purchase 8,197,745 and 4,132,032 shares of Class A common stock at prices ranging from $15.74 to $40.22 and $24.01 to $40.22 per share were outstanding at August 2, 2003 and August 3, 2002, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive. No stock options were included for the three and six months ended August 2, 2003 computation of diluted earnings per share because they would be antidilutive due to the loss before cumulative effect of accounting change.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

                                             Three Months Ended          Six Months Ended            Twelve Months Ended
                                           August 2,    August 3,     August 2,     August 3,     August 2,    August 3,
                                             2003          2002          2003          2002         2003          2002
                                          ------------ ------------- ------------- ------------- ------------ -------------

Net Income (Loss)                           $(50,346)        $6,666     $(25,997)   $(465,553)       $41,151    $(404,143)
Other Comprehensive Loss:
Minimum pension liability
  adjustment, net of taxes                          -             -             -             -      (4,496)             -
                                          ------------ ------------- ------------- ------------- ------------ -------------
Total Comprehensive Income (Loss)           $(50,346)        $6,666     $(25,997)    $(465,553)      $36,655    $(404,143)
                                          ============ ============= ============= ============= ============ =============

Note 8. Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of August 2, 2003.

Note 9. Sale of Joint Venture and Credit Associated with the Mercantile Acquisition

During the quarter ended May 3, 2003, the Company sold its interest in the Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The net assets, excluding the assumed debt, of the mall property were approximately $58.4 million and were included as a non-cash item in the consolidated statement of cash flows. The Company recorded a pretax gain of $15.6 million pertaining to the sale of its interest in Sunrise Mall for the three months ended May 3, 2003. The gain on the sale was recorded in Service Charges, Interest and Other Income.

During the quarter ended May 3, 2003, the Company recorded a $12.3 million pretax credit as a reduction of advertising, selling, administrative and general expenses due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

Note 10. Asset Impairment and Store Closing Charges

During the quarter ended August 2, 2003, the Company recorded $17.1 million for asset impairment and store closing charges related to seven stores. The charge consists of property and equipment write-downs to fair value for these underperforming stores and further deterioration of the estimated market value of certain assets held for sale. For the quarter ended August 3, 2002, the Company recorded a pre-tax net gain of $0.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of asset impairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation.

Note 11. Recently Issued Accounting Standards

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the three, six and twelve months ended August 3, 2002, as a result of adopting SFAS No. 145, the Company has reclassified $9,120,000, $8,577,000 and $7,177,000 ($5,835,000, $5,487,000 and $4,597,000 after-tax), respectively, to interest and debt expense from extraordinary loss. For the twelve months ended August 2, 2003, the Company has reclassified $1,740,000 ($1,113,000 after-tax) to interest and debt expense from extraordinary gain.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We are still in the process of reviewing the possible impact of adopting this new statement.

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

Cumulative effect of accounting change. Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for the six months and twelve months ended August 3, 2002 by $530 million or $6.21 and $6.26 per diluted share, respectively.

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

Stock Options. The Compensation Committee of the Board of Directors periodically grants employees of the Company stock options. As allowed under GAAP, the Company does not record any compensation expense on the income statement with respect to options granted to employees. Alternatively, under GAAP, the Company could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 2 in the consolidated financial statements, had the Company recorded a fair value-based compensation expense for stock options, diluted earnings per share would have been $0.01 and $0.06 less than what was reported for the three months ended August 2, 2003 and August 3, 2002, respectively, $0.02 and $0.07 less than what was reported for the six months ended August 2, 2003 and August 3, 2002, respectively, and $0.05 and $0.11 less than what was reported for the twelve months ended August 2, 2003 and August 3, 2002, respectively.

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                             Three Months Ended         Six Months Ended          Twelve Months Ended
                                           -----------------------  --------------------------  ------------------------
                                           August 2,    August 3,   August 2,      August 3,    August 2,     August 3,
                                             2003         2002         2003           2002         2003         2002
                                           ----------   ----------  -----------    -----------  -----------   ----------
Net sales                                      100.0%      100.0%      100.0%        100.0%      100.0%      100.0%
Cost of sales                                   68.9         65.9         67.8           65.0         67.8         66.9
                                           ----------   ----------  -----------    -----------  -----------   ----------
Gross profit                                    31.1         34.1         32.2           35.0         32.2         33.1

Advertising, selling, administrative
  and general expenses                          29.5         29.2         28.8           28.2         27.6         26.6
Depreciation and amortization                    4.3          4.2          4.2            4.1          3.8          3.8
Rentals                                          0.8          0.8          0.8            0.8          0.9          0.9
Interest and debt expense                        3.5          3.1          2.9            2.7          2.5          2.4
Asset impairment and store closing charges       1.0        (0.1)          0.5            0.0          0.9          0.0
                                           ----------   ----------  -----------    -----------  -----------   ----------
     Total operating expenses                   39.1         37.2         37.2           35.8         35.7         33.7
Service charges, interest and other income       3.4          3.7          3.9            3.5          4.3          3.1
                                           ----------   ----------  -----------    -----------  -----------   ----------
Income (loss) before income taxes              (4.6)          0.6        (1.1)            2.7          0.8          2.5
Income taxes (benefit)                         (1.7)          0.2        (0.4)            1.0          0.3          0.9
                                           ----------   ----------  -----------    -----------  -----------   ----------
Income (loss) before accounting change         (2.9)          0.4        (0.7)            1.7          0.5          1.6

Cumulative effect of accounting change             -            -            -         (14.2)            -        (6.6)
                                           ----------   ----------  -----------    -----------  -----------   ----------
Net income (loss)                              (2.9) %        0.4%      (0.7) %       (12.5) %        0.5%      (5.0) %
                                           ==========   ==========  ===========    ===========  ===========   ==========

Net Sales

Net sales decreased 5% for the three and six month periods ended August 2, 2003 compared to the three and six month periods ended August 3, 2002. This decrease was primarily due to decreases in comparable store sales of 5% for the six month period ended August 2, 2003 compared to the same period in 2002. Sales were strongest in cosmetics and accessories, shoes and lingerie during the second quarter of 2003, with those areas performing above the Company average trend of a 5% decline for the period. Sales in the women’s and juniors’ categories were in line with the total Company sales performance. Sales were weakest in the home, men’s and children’s areas, with sales in children’s trending significantly below the average Company performance for the period. Net sales declined 5% for the twelve month period ended August 2, 2003 compared to the same period in 2002 as a result of comparable store sales declines.

Cost of Sales

Cost of sales, as a percentage of net sales, increased to 68.9% for the quarter ended August 2, 2003, from 65.9% for the quarter ended August 3, 2002. The increase of 300 basis points in cost of sales for the three months ended August 2, 2003, is attributable to continuing sales pressure experienced during the quarter, which necessitated the Company’s aggressive response to control inventory levels with increased markdown activity. Having entered the second quarter of 2003 with a comparable store inventory increase of 5%, and after realizing a comparable store sales decline of 5% during the second quarter, the Company managed inventory at August 2, 2003 to an increase of 3% compared to inventory at August 3, 2002.

Cost of sales, as a percentage of net sales, for the six months ended August 2, 2003 and August 3, 2002 was 67.8% and 65.0%, respectively, with the increase due to the factors discussed above.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses declined $23.2 million for the quarter ended August 2, 2003 compared with the quarter ended August 2, 2003. The decrease was primarily driven by significant savings in payroll and advertising partially offset by increases in utilities and bad debt expense. Payroll and advertising expenses declined $11.7 million and $11.7 million, respectively, while utilities and bad debt expense increased $1.3 million and $2.7 million, respectively, during the second quarter of 2003. SG&A expenses as a percentage of net sales, increased to 29.5% for the quarter ended August 2, 2003 from 29.2% for the quarter ended August 3, 2002 due to a lack of sales leverage.

The comparable relationship between SG&A expenses and net sales for the six months ended August 2, 2003 and August 3, 2002, respectively, was 28.8% and 28.2%, with the increase due to the lack of sales leverage discussed above. SG&A expenses for the six months ended August 2, 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of net sales, increased to 4.3% for the quarter ended August 2, 2003 compared with 4.2% for the quarter ended August 3,2002. The percentage increase was due to a lack of sales leverage as depreciation and amortization expense decreased $2.3 million for the second quarter of 2003 compared with 2002. Depreciation and amortization expense, as a percentage of net sales, increased to 4.2% for the six months ended August 2, 2003 compared with 4.1% for the six months ended August 3,2002.

Rentals

Rental expense, as a percentage of net sales, for the three, six and twelve month periods ended August 2, 2003 was 0.8%, 0.8% and 0.9%, respectively, compared to 0.8%, 0.8% and 0.9%, respectively, for the three, six and twelve month periods ended August 3, 2002.

Interest and Debt Expense

Interest and debt expense, as a percentage of net sales, was 3.5% and 2.9% for the three and six month periods ended August 2, 2003 compared to 3.1% and 2.7% for three and six month periods in 2002. Interest and debt expense was $59.4 million and $102.8 million for the three and six month periods ended August 2, 2003 compared with $56.0 million and $100.8 million for the similar periods in 2002. This increase is from the Company recording a call premium resulting in additional interest expense of $15.6 million for the second quarter of 2003 compared with a call premium of $11.6 million in the second quarter of 2002.

Interest and debt expense, as a percentage of net sales, increased to 2.5% for the twelve month period ended August 2, 2003 from 2.4% for the twelve month period ended August 3, 2002.

The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the three, six and twelve months ended August 3, 2002, as a result of adopting SFAS No. 145, the Company has reclassified $9,120,000, $8,577,000 and $7,177,000, respectively, to interest and debt expense from extraordinary loss. For the twelve months ended August 2, 2003, the Company has reclassified $1,740,000 to interest and debt expense from extraordinary gain.

The Company has reclassified $1.4 million and $6.8 million related to its receivable financing from other revenue to interest expense for the six and twelve months ended August 3, 2002, respectively.

Asset Impairment and Store Closing Charges

During the quarter ended August 2, 2003, the Company recorded $17.1 million for asset impairment and store closing charges related to seven stores. The charge consists of property and equipment write-downs to fair value for these underperforming stores and further deterioration of the estimated market value of certain assets held for sale. For the three months ended August 3, 2002, the Company recorded a net gain of $0.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of asset impairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.4% and 3.9% for the three months and six months ended August 2, 2003 compared to 3.7% and 3.5% for the same three and six month periods in 2002. Service charges, interest and other income for the three months ended August 2, 2003 decreased to $58.8 million from $67.8 million for the three months ended August 3, 2002. This decrease is due to a decrease in the average amount of outstanding trade accounts receivable of approximately $65 million during 2003 compared to 2002 and lower equity earnings due to the sale of certain joint ventures during 2002 and the first quarter of 2003. Service charges, interest and other income for the six months ended August 2, 2003 increased to $136.3 million from $131.2 million for the six months ended August 3, 2002. This increase is due to the inclusion of a gain of $15.6 million relating the sale of the Company’s interest in Sunrise Mall and its associated center in Brownsville, Texas during the first quarter of 2003 partially offset by lower average trade accounts receivable during 2003 compared to 2002.

Income Taxes

The actual federal and state income tax rates for the three and six month periods ended August 2, 2003 and August 3, 2002 was 36%.

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

Financial Condition

Cash provided by operating activities totaled $235.2 million and $163.7 million for the six months ended August 2, 2003 and August 3, 2002, respectively. The increase in cash provided by operating activities is due primarily to a $60.5 million increase in accounts payable from year end levels compared to a $37.2 million decrease in accounts payable from prior year end levels and a larger decrease in accounts receivable, partially offset by lower income before accounting change in 2003.

The Company invested $98.2 million in capital expenditures for the six months ended August 2, 2003 compared to $107.5 million for the six months ended August 3, 2002.

During the six months ended August 2, 2003, the Company recorded a gain of $15.6 million and received net cash proceeds of $34.6 million from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas. The purchaser also assumed $40 million in debt related to the sale.

During the six months ended August 2, 2003, the Company opened its newly constructed 220,000 square foot location at Great Northern Mall in North Olmstead, Ohio, near Cleveland and its 126,000 square foot store at NorthPark Mall in Davenport, Iowa. The Company anticipates opening an additional three new stores in 2003, resulting in an addition of approximately 427,000 square feet of retail space net of replaced square footage. The Company closed six store locations totaling 1,093,000 square feet during the six months ended August 2, 2003.

Cash used in financing activities totaled $163.5 million and $90.6 million for the six months ended August 2, 2003 and August 3, 2002, respectively. During the six months ended August 3, 2002, the Company issued $40 million of variable rate mortgage notes due 2004. The Company sold an additional $100 million in accounts receivable securitizations to third parties bringing the total accounts receivable securitizations to $400 million. During the six months ended August 2, 2003 and August 3, 2002, the Company reduced its level of outstanding debt by $137.6 million and $229.7 million, respectively.

During the six months ended August 2, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million under its existing $200 million share repurchase authorization. Approximately $56 million in share repurchase authorization remained under this open-ended plan at August 2, 2003.

Management of the Company anticipates that it will be necessary to incur additional short-term borrowings during periods of peak working capital demand in the fourth quarter of 2003. Although the Company has an unused committed line of credit in the amount of $400 million, management expects to accomplish these borrowings principally through its accounts receivable conduit facilities. Accounts receivable conduit facilities totaling $500 million were available to the Company with none utilized at August 2, 2003.

Management expects its accounts receivable conduit facilities to meet peak borrowing demand. Other than peak working capital requirements,management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 except for reductions of contractual commitments for debt due to the early payoffs during the six months ended August 2, 2003.

Off-Balance-Sheet Arrangements

The company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the company’s business. The company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the company’s liquidity or the availability of capital resources.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We are still in the process of reviewing the possible impact of adopting this new statement.

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

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, critical accounting policies and estimates, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; trends in personal bankruptcies and charge-off trends in the credit card receivables portfolio; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended August 2, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. During the six months ended August 2, 2003, the Company also retired $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.4% to 6.9%. Maturity dates ranged from 2004 to 2013.

$331.6 million of the Guaranteed Beneficial Interests in the Company's Subordinated Debentures are due January 29, 2009, but the interest rate is subject to repricing on January 29, 2004. Bids to adjust the interest rate will be solicited by the agent. The adjusted interest rate would be either a fixed or floating rate depending on the manner in which the repricing is effected. If the interest rate is fixed, the maximum rate would equal 250% of the base rate in effect immediately prior to the repricing date. The base rate will be set on October 29, 2003, and will equal the then 3-month LIBOR plus a spread of 1.56%. Based on the current base rate of 2.67%, the maximum rate would be 6.68%. If the interest rate is floating, the initial maximum rate would be the same as the fixed rate, but would fluctuate quarterly in direct relation with future changes in 3-month LIBOR. The Company has the right to call these securities at par on a quarterly basis.

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

As of August 2, 2003, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 2, 2003 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 17, 2003. The matters submitted to a vote of the stockholders were as follows:

                                                                                                 Votes
                                                Votes For              Votes Against           Abstained
                                            -------------------   ------------------------   ---------------

Election of Directors

Class A Nominees
  Robert C. Connor                                  69,366,750                  2,334,427                 0
  Will D. Davis                                     69,362,591                  2,338,586                 0
  John Paul Hammerschmidt                           69,249,456                  2,451,721                 0
  Bob L. Martin                                     69,374,709                  2,326,468                 0

Class B Nominees
  Drue Corbusier                                     4,010,568                          0                 0
  Alex Dillard                                       4,010,568                          0                 0
  William Dillard, II                                4,010,568                          0                 0
  Mike Dillard                                       4,010,568                          0                 0
  James I. Freeman                                   4,010,568                          0                 0
  Warren A. Stephens                                 4,010,568                          0                 0
  William H. Sutton                                  4,010,568                          0                 0
  J. C. Watts                                        4,010,568                          0                 0

Other Proposals
Global Human Rights Standards                       10,455,545                 56,168,054         2,655,272
Indexed Options                                     14,599,055                 53,227,550         1,451,671

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

     Six Months Ended                                     Fiscal Years Ended
----------------------------  ----------------------------------------------------------------------------
  August 2,      August 3,    February 1,     February 2,    February 3,     January 29,     January 30,
    2003           2002           2003           2002           2001*           2000            1999
--------------  ------------  -------------  -------------- --------------- --------------  --------------
    0.63           1.90           2.00           1.46            1.51           2.00            1.97
==============  ============  =============  ============== =============== ==============  ==============

     * 53 week year.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

 Number                       Description
    12             Statement re:  Computation of Earnings to Fixed Charges
    31(a)          Certification  of Chief Executive  Officer  Pursuant to Securities  Exchange Act Rule 13a-14(a) (17 CFR
                   240.13a-14(a) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
    31(b)          Certification  of Chief Financial  Officer  Pursuant to Securities  Exchange Act Rule 13a-14(a) (17 CFR
                   240.13a-14(a) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
    32(a)          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   (18 U.S.C. 1350).
    32(b)          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   (18 U.S.C. 1350).

(b) Reports of Form 8-K filed during the second quarter:

A current  report on Form 8-K dated May 21, 2003 was filed with the  Securities  and Exchange  Commission on May 21,
2003 to report, under Item 5, that the registrant issued a press release (attached as Exhibit 99 thereto).

                                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            DILLARD'S, INC.
                                                              (Registrant)

DATE:September 16, 2003                                     /s/James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)