Form 10-Q
period 2003-11-01
DILLARDS INC
filed 2003-12-16
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

                  CLASS A COMMON STOCK as of November 1, 2003          79,308,643
                  CLASS B COMMON STOCK as of November 1, 2003           4,010,929

                                                      Index

                                                  DILLARD'S, INC.

                                                                                                             Page
Part I.  Financial Information                                                                              Number

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of November 1, 2003, February 1, 2003 and November 2, 2002.           3

         Consolidated  Statements  of  Operations  and  Retained  Earnings  for the  Three,  Nine  and
              Twelve-Month Periods Ended November 1, 2003 and November 2, 2002.                               4

         Consolidated  Statements  of Cash  Flows  for the Nine  Months  Ended  November  1,  2003 and
              November 2, 2002.                                                                               5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           21

Item 4.  Controls and Procedures.                                                                             21

Part II.  Other Information

Item 1.  Legal Proceedings.                                                                                   22

Item 2.  Changes in Securities and Use of Proceeds.                                                           22

Item 3.  Defaults Upon Senior Securities.                                                                     22

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 22

Item 5.  Other Information.                                                                                   22

Item 6.  Exhibits and Reports on Form 8-K.                                                                    23

Signatures                                                                                                    23

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in Thousands)

                                                                   November 1,     February 1,      November 2,
                                                                      2003            2003             2002
                                                                 -------------------------------- ----------------

Assets
Current Assets:
  Cash and cash equivalents                                           $  110,368      $  142,356       $  103,174
  Accounts receivable, net                                             1,119,926       1,338,080        1,239,911
  Merchandise inventories                                              2,287,665       1,594,308        2,286,200
  Other current assets                                                    85,570          55,507           60,919
                                                                 -------------------------------- ----------------

    Total current assets                                               3,603,529       3,130,251        3,690,204

Property and equipment, net                                            3,241,622       3,370,502        3,385,637
Goodwill                                                                  39,214          39,214           39,214
Other assets                                                             130,855         135,965          227,594
                                                                 -------------------------------- ----------------

Total Assets                                                          $7,015,220     $ 6,675,932      $ 7,342,649
                                                                 ================================ ================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                        $ 1,278,793      $  675,962      $ 1,187,769
  Other short-term borrowings                                             20,500               -          285,000
  Current portion of long-term debt                                      297,899         138,814          138,840
  Current portion of capital lease obligations                             1,923           1,856            1,748
   Federal and state income taxes                                              -          69,829           19,537
                                                                 -------------------------------- ----------------

    Total current liabilities                                          1,599,115         886,461        1,632,894

Long-term debt                                                         1,855,648       2,193,006        2,194,400
Capital lease obligations                                                 17,245          18,600           19,131
Other liabilities                                                        137,763         137,070          112,117
Deferred income taxes                                                    680,457         645,020          658,884
Guaranteed preferred beneficial interests in the
  company's subordinated debentures                                      531,579         531,579          531,579

Stockholders' Equity:
  Common stock                                                             1,167           1,167            1,166
  Additional paid-in capital                                             711,588         711,324          705,140
  Accumulated other comprehensive loss                                   (4,496)         (4,496)                -
  Retained earnings                                                    2,153,724       2,205,674        2,136,811
  Less treasury stock                                                  (668,570)       (649,473)        (649,473)
                                                                 -------------------------------- ----------------

    Total stockholders' equity                                         2,193,413       2,264,196        2,193,644
                                                                 -------------------------------- ----------------

Total Liabilities and Stockholders' Equity                            $7,015,220      $6,675,932       $7,342,649
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

                                                           DILLARD'S, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                             (Unaudited)
                                            (Amounts in Thousands, Except Per Share Data)

                                                    Three Months Ended            Nine Months Ended           Twelve Months Ended
                                                ---------------------------- ---------------------------------------------------------
                                                 November 1,   November 2,    November 1,   November 2,    November 1,   November 2,
                                                    2003          2002           2003           2002          2003          2002
                                                ---------------------------- ---------------------------------------------------------
Net Sales                                          $1,764,484    $1,794,250     $5,299,880     $5,523,105    $7,687,771    $8,057,070
Service Charges, Interest and Other Income             55,952        63,363        192,209        194,523       320,629       257,942
                                                ---------------------------- ---------------------------------------------------------

                                                    1,820,436     1,857,613      5,492,089      5,717,628     8,008,400     8,315,012
Costs and Expenses:
  Cost of sales                                     1,200,053     1,191,437      3,598,443      3,615,164     5,237,413     5,318,533
  Advertising, selling, administrative
      and general expenses                            517,176       539,769      1,534,662      1,590,448     2,108,247     2,161,883
  Depreciation and amortization                        74,187        76,938        222,775        231,198       292,984       309,166
  Rentals                                              14,725        14,915         42,684         45,140        65,645        70,706
  Interest and debt expense                            37,338        42,526        140,127        143,294       186,612       191,122
  Asset impairment and store closing charges            1,702             -         18,765          (862)        71,851           890
                                                ---------------------------- ---------------------------------------------------------

Total Cost and Expenses                             1,845,181     1,865,585      5,557,456      5,624,382     7,962,752     8,052,300
                                                ---------------------------- ---------------------------------------------------------

Income (Loss) Before Income Taxes                    (24,745)       (7,972)       (65,367)         93,246        45,648       262,712
Income Taxes (Benefit)                                (8,910)       (2,870)       (23,535)         33,570        15,230       101,510
                                                ---------------------------- ---------------------------------------------------------
Income (Loss) Before Cumulative Effect of            (15,835)       (5,102)       (41,832)         59,676        30,418       161,202
  Accounting Change
Cumulative Effect of Accounting Change                      -             -              -      (530,331)             -     (530,331)
                                                ---------------------------- ---------------------------------------------------------

Net Income (Loss)                                    (15,835)       (5,102)       (41,832)      (470,655)        30,418     (369,129)
Retained Earnings at Beginning
  of Period                                         2,172,897     2,145,295      2,205,674      2,617,608     2,136,811     2,519,443

Cash Dividends Declared                               (3,338)       (3,382)       (10,118)       (10,142)      (13,505)      (13,503)
                                                ---------------------------- ---------------------------------------------------------

Retained Earnings at End of Period                 $2,153,724    $2,136,811     $2,153,724     $2,136,811   $ 2,153,724   $ 2,136,811
                                                ============================ =========================================================

Basic Earnings (Loss) Per Share:
  Earnings (Loss) Before Cumulative Effect of
    Accounting Change                                 $(0.19)       $(0.06)        $(0.50)          $0.71        $ 0.36        $ 1.91
  Cumulative Effect of Accounting Change                    -             -              -         (6.28)             -        (6.29)
                                                ---------------------------- ---------------------------------------------------------

  Net Income (Loss)                                   $(0.19)       $(0.06)       $ (0.50)        $(5.57)         $0.36       $(4.38)
                                                ============================ =========================================================

Diluted Earnings (Loss) Per Share:
  Earnings (Loss) Before Cumulative Effect of
    Accounting Change                                 $(0.19)       $(0.06)        $(0.50)          $0.70        $ 0.36        $ 1.89
  Cumulative Effect of Accounting Change                    -             -              -         (6.21)             -        (6.23)
                                                ---------------------------- ---------------------------------------------------------

  Net Income (Loss)                                   $(0.19)       $(0.06)       $ (0.50)        $(5.51)         $0.36       $(4.34)
                                                ============================ =========================================================

Cash Dividends Declared Per Common Share                $0.04         $0.04          $0.12          $0.12         $0.16         $0.16

See notes to consolidated financial statements.

                                              DILLARD'S, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                          (Amounts in Thousands)

                                                                                   Nine Months Ended
                                                                             --------------------------------
                                                                             November 1,      November 2,
                                                                                 2003             2002
                                                                             ---------------  ---------------

Operating Activities:
Net loss                                                                        $ (41,832)      $ (470,655)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                                  228,045          228,324
    Provision for loan losses                                                       24,763           21,062
    Cumulative effect of accounting change                                               -          530,331
    Asset impairment and store closing charges                                      18,765            (862)
    Gain on sale of joint venture                                                 (15,624)                -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                              192,980          113,967
      Increase in merchandise inventories and other current assets               (723,854)        (760,509)
      Decrease in other assets                                                         276           10,069
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                         569,771          382,526
                                                                            ---------------  ---------------

Net cash provided by operating activities                                        253,290           54,253

Investing Activities:
  Net proceeds from sale of joint venture                                           34,579                -
  Purchases of property and equipment                                            (171,845)        (193,538)
                                                                            ---------------  ---------------

Net cash used in investing activities                                            (137,266)        (193,538)

Financing Activities:
  Proceeds from long-term borrowings                                                     -           40,000
  Principal payments on long-term debt and capital lease obligations             (139,561)        (331,403)
  Net proceeds from accounts receivable securitizations                                  -          100,000
  Increase in short-term borrowings                                                 20,500          285,000
  Proceeds from issuance of common stock                                               264            6,044
  Cash dividends paid                                                             (10,118)         (10,142)
  Purchase of treasury stock                                                      (19,097)                -
                                                                            ---------------  ---------------

Net cash (used in) provided by financing activities                              (148,012)           89,499

Decrease in cash and cash equivalents                                             (31,988)         (49,786)
Cash and cash equivalents, beginning of period                                     142,356          152,960
                                                                            ---------------  ---------------

Cash and cash equivalents, end of period                                         $ 110,368        $ 103,174
                                                                            ===============  ===============

See notes to consolidated financial statements.

DILLARD'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior period balances have been reclassified to conform to current period presentation and to reflect the adoption of certain new accounting standards as discussed in Note 11. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, nine and twelve month periods ended November 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 1, 2003.

Note 2. Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123". If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s income before cumulative effect of accounting change would have been (in thousands, except per share data):

                                                Three Months Ended               Nine Months Ended               Twelve Months Ended
                                          November 1,      November 2,     November 1,      November 2,     November 1,      November 2,
                                              2003            2002             2003            2002             2003            2002
                                         --------------- ---------------- --------------- ---------------- --------------- ----------------
Income (Loss) Before Cumulative Effect
of Accounting Change:
  As reported                                 $(15,835)         $(5,102)       $(41,832)          $59,676         $30,418         $161,202
  Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method, net
  of taxes                                        (584)          (1,068)         (2,097)          (7,078)         (3,090)          (7,924)
                                         --------------- ---------------- --------------- ---------------- --------------- ----------------
  Pro forma                                   $(16,419)         $(6,170)       $(43,929)          $52,598         $27,328         $153,278
                                         =============== ================ =============== ================ =============== ================

Basic Earnings (Loss) Per Share:
  As reported                                   $(0.19)          $(0.06)         $(0.50)            $0.71           $0.36            $1.91
  Pro forma                                      (0.20)           (0.07)          (0.53)             0.63            0.32             1.82
                                         --------------- ---------------- --------------- ---------------- --------------- ----------------
 Diluted Earnings (Loss) Per Share:
  As reported                                   $(0.19)          $(0.06)         $(0.50)            $0.70           $0.36            $1.89
  Pro forma                                      (0.20)           (0.07)          (0.53)             0.62            0.32             1.80
                                         --------------- ---------------- --------------- ---------------- --------------- ----------------

Note 3. Accounts Receivable Securitization

As part of its credit card securitizations, the Company transfers credit card receivable balances to a Trust in exchange for certificates representing undivided interests in such receivables. The Trust securitizes balances by issuing certificates representing undivided interests in the Trust’s receivables to outside investors. In each securitization, the Company retains certain subordinated interests that serve as a credit enhancement to outside investors and expose the Trust assets to possible credit losses on receivables sold to outside investors. The investors and the Trust have no recourse against the Company beyond Trust assets. In order to maintain the committed level of securitized assets, the Trust reinvests cash collections on securitized accounts in additional balances. The Company also receives annual servicing fees as compensation for servicing the outstanding balances.

Currently, all borrowings under the Company’s receivable financing conduit are recorded on balance sheet. The Company had $400 million of long term debt outstanding under this agreement on the consolidated balance sheet as of November 1, 2003, February 1, 2003 and November 2, 2002,. Prior to May 2002, the Company accounted for securitizations of credit card receivables as sales of receivables, thus off balance sheet. Since May 2002, future transfers no longer meet sale treatment, and interest paid to outside investors is recorded in interest expense instead of other revenue. The Company reclassified $1.4 million and $3.8 million for the nine and twelve months ended November 2, 2002, respectively, to conform to current period classification. Accordingly, as a result of this decision, the Company recorded an income statement charge of $2.2 million and $5.4 million, respectively, related to the amortization of the beneficial interests recognized up front on the off-balance-sheet financing for the three and nine months ended November 2, 2002. This charge was included in Service Charges, Interest and Other Income.

At November 1, 2003 and November 2, 2002, the Company had $20.5 million and $285 million outstanding, respectively, in short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs. Remaining available short-term borrowings under these conduit facilities at November 1, 2003 were $479.5 million. Management expects that peak borrowings in the fourth quarter of Fiscal 2003 will be less than $400 million compared to the peak of $465 million during the fall season of 2002.

Note 4. Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate.

Related to the 1998 acquisition of Mercantile Stores Company, Inc., the Company had $570 million in goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required impairment tests of goodwill in the second quarter of 2002 and determined that $530 million of goodwill was impaired under the fair value test. This impairment was the result of sequential periods of declining profits in certain of these reporting units. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income by $530 million. Financial statements for the quarter ended May 4, 2002 have been restated to reflect this change in accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.

The following pro forma financial information is presented as if the statement was adopted at February 4, 2001(in thousands, except per share amounts):

                                            Three Months Ended                Nine Months Ended        Twelve Months Ended
                                        ---------------------------- ----------------------------- -------------------------------
                                          November 1,   November 2,    November 1,    November 2,     November 1,     November 2,
                                            2003           2002          2003           2002            2003            2002
                                         -------------- ------------- -------------- -------------- ---------------- --------------

Reported net income (loss)                  $(15,835)      $(5,102)      $(41,832)     $(470,655)          $30,418     $(369,129)
Cumulative effect of accounting
   Change                                           -             -              -        530,331                -        530,331
                                        -------------- ------------- -------------- -------------- ---------------- --------------
 Net income (loss) before the
cumulative effect of accounting
  Change                                     (15,835)       (5,102)       (41,832)         59,676           30,418        161,202
Add back:
Goodwill amortization                               -             -              -              -                -          3,901
                                        -------------- ------------- -------------- -------------- ---------------- --------------
Pro forma net income (loss)                 $(15,835)      $(5,102)      $(41,832)        $59,676          $30,418       $165,103
                                        ============== ============= ============== ============== ================ ==============

Net income (loss) per share
  reported   - basic                          $(0.19)       $(0.06)        $(0.50)        $(5.57)            $0.36        $(4.38)
Cumulative effect of accounting
  Change                                            -             -              -           6.28                -           6.29
Goodwill amortization                               -             -              -              -                -           0.05
                                        -------------- ------------- -------------- -------------- ---------------- --------------
  Pro forma net income (loss) per share
  - basic                                     $(0.19)       $(0.06)        $(0.50)          $0.71            $0.36          $1.96
                                        ============== ============= ============== ============== ================ ==============

Net income (loss) per share
  reported   - diluted                        $(0.19)       $(0.06)        $(0.50)        $(5.51)            $0.36        $(4.34)
Cumulative effect of accounting
  Change                                            -             -              -           6.21                -           6.23
Goodwill amortization                               -             -              -                               -           0.05
                                        -------------- ------------- -------------- -------------- ---------------- --------------
  Pro forma net income (loss) per
  share  - diluted                            $(0.19)       $(0.06)        $(0.50)          $0.70            $0.36          $1.94
                                        ============== ============= ============== ============== ================ ==============

Note 5. Common Stock Repurchase and Note Repurchase

The Company’s board of directors authorized a stock repurchase program in May of 2000. During the nine months ended November 1, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million. Approximately $56 million in share repurchase authorization remained under this open-ended plan at November 1, 2003.

During the quarter ended November 1, 2003, the Company did not repurchase any Class A common stock or repurchase any outstanding unsecured notes prior to their maturity dates.

During the quarter ended November 2, 2002, the Company repurchased $26.6 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.39% to 8.2%. Maturity dates ranged from 2003 to 2022. Included in interest expense for the quarter ended November 2, 2002 is a pretax gain of $1.7 million related to the early extinguishment of debt.

During the nine months ended November 1, 2003, the Company called the remaining $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. These notes were subject to mandatory repricing on August 1, 2003. A call premium of $15.6 million related to this early retirement is included in interest expense for the nine months ended November 1, 2003. During the nine months ended November 1, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.39% to 6.88%. Maturity dates ranged from 2004 to 2013.

During the nine months ended November 2, 2002, the Company repurchased $111.9 million of its outstanding unsecured notes prior to their related maturity dates, and the Company also retired the remaining $143 million of its 6.31% Reset Put Securities (“REPS”) due August 1, 2012 prior to their maturity dates. In connection with these transactions, the Company recorded accelerated interest expense for the nine months ended November 2, 2002 of $6.8 million. Included in the $6.8 million is a call premium of $11.6 million related to the early retirement of its $143 million 6.31% notes, partially offset by a gain on early extinguishment of debt during 2002. Interest rates on the repurchased securities ranged from 6.13% to 9.50%. Maturity dates ranged from 2003 to 2028. The loss for the quarter and nine months ended November 2, 2002 has been reclassified to interest and debt expense from extraordinary loss as described in Note 11.

Note 6. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                                  Three Months Ended              Nine Months Ended              Twelve Months Ended
                                             -----------------------------  ------------------------------   -----------------------------
                                              November 1,   November 2,      November 1,    November 2,       November 1,    November 2,
                                                 2003           2002             2003           2002              2003          2002
                                             -----------------------------  ------------------------------   -----------------------------
Basic:
 Earnings  (loss) before  cumulative  effect
   of  accounting change                     $  (15,835)    $  (5,102)       $   (41,832)     $  59,676      $   30,418     $    161,202
 Cumulative effect of accounting change              -              -                   -      (530,331)              -         (530,331)
                                             -----------------------------  ------------------------------   -----------------------------
 Net earnings (loss) available for
    per-share calculations                   $  (15,835)    $  (5,102)       $   (41,832)    $ (470,655)    $    30,418     $   (369,129)
                                             =============================  ==============================   =============================

 Weighted average shares of common
    stock outstanding                            83,303         84,676            83,735         84,458          83,971           84,280
                                             =============================  ==============================   =============================

Per share of common stock:
 Earnings  (loss) before  cumulative  effect
   of accounting change                      $    (0.19)    $  (0.06)       $     (0.50)    $      0.71     $      0.36     $      1.91
 Cumulative effect of accounting change             -              -                  -           (6.28)              -           (6.29)
                                             -----------------------------  ------------------------------   -----------------------------
 Net income (loss)                           $    (0.19)    $  (0.06)       $     (0.50)    $     (5.57)     $      0.36    $     (4.38)
                                             =============================  ==============================   =============================

                                                 Three Months Ended                Nine Months Ended              Twelve Months Ended
                                            ------------------------------   ------------------------------   -----------------------------
                                             November 1,    November 2,       November 1,    November 2,       November 1,   November 2,
                                                 2003           2002              2003           2002             2003           2002
                                            ------------------------------   ------------------------------   -----------------------------
Diluted:
 Earnings (loss) before  cumulative  effect
   of  accounting change                    $  (15,835)    $  (5,102)        $  (41,832)     $ 59,676          $  30,418    $ 161,202
 Cumulative effect of accounting change              -             -                  -      (530,331)                -      (530,331)
                                            ------------------------------   ------------------------------   -----------------------------
 Net earnings (loss) available for
    per-share calculations                  $ (15,835)      $(5,102)         $  (41,832)      $(470,655)       $   30,418    $(369,129)
                                            ==============================   ==============================   =============================

 Weighted average shares of common
   stock outstanding                           83,303         84,676            83,735         84,458           83,971         84,280
 Stock options                                      -              -                 -            950              270            810
                                            ------------------------------   ------------------------------   -----------------------------
 Total average equivalent shares               83,303         84,676            83,735         85,408           84,241         85,090
                                            ==============================   ==============================   =============================

Per share of common stock:
 Earnings (loss) before  cumulative  effect
   of accounting change                     $ (0.19)       $  (0.06)         $   (0.50)       $  0.70          $    0.36     $   1.89
 Cumulative effect of accounting change            -              -                 -           (6.21)                -         (6.23)
                                            ------------------------------   ------------------------------   -----------------------------
 Net income (loss)                          $ (0.19)       $  (0.06)         $   (0.50)       $ (5.51)         $    0.36     $  (4.34)
                                            ==============================   ==============================   =============================

Total stock options outstanding were 9,361,875 and 10,998,210 at November 1, 2003 and November 2, 2002, respectively. Of these, options to purchase 7,985,625 and 7,490,225 shares of Class A common stock at prices ranging from $15.74 to $40.22 and $24.01 to $40.22 per share were outstanding at November 1, 2003 and November 2, 2002, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive. No stock options were included for the three and nine months ended November 1, 2003 or the three months ended November 2, 2002 computation of diluted earnings per share because they would be antidilutive due to the loss before cumulative effect of accounting change.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

                                         Three Months Ended              Nine Months Ended                Twelve Months Ended
                                    November 1,     November 2,      November 1,     November 2,      November 1,     November 2,
                                       2003             2002            2003             2002            2003             2002
                                  ---------------- --------------- ---------------- --------------- ---------------- ---------------

Net Income (Loss)                       $(15,835)        $(5,102)        $(41,832)      $(470,655)          $30,418      $(369,129)
Other Comprehensive Loss:
Minimum pension liability
  adjustment, net of taxes                      -               -                -               -          (4,496)               -
                                  ---------------- --------------- ---------------- --------------- ---------------- ---------------
Total Comprehensive Income
  (Loss)                                $(15,835)        $(5,102)        $(41,832)      $(470,655)          $25,922      $(369,129)
                                  ================ =============== ================ =============== ================ ===============

Note 8. Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

        The Company has not provided any financial guarantees as of November 1, 2003.

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

During the quarter ended May 3, 2003, the Company recorded a $12.3 million pretax credit as a reduction of advertising, selling, administrative and general expenses due to the resolution of a contingent liability originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information.

Note 10. Asset Impairment and Store Closing Charges

During the quarter ended November 1, 2003, the Company recorded $1.7 million write-off of a beneficial lease on one store. During the nine months ended November 1, 2003, the Company recorded $18.8 million for asset impairment and store closing charges related to eight stores. The charge consists of property and equipment write-downs to fair value for these underperforming stores and further deterioration of the estimated market value of certain assets held for sale. For the nine months ended November 2, 2002, the Company recorded a pre-tax net gain of $0.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of asset impairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation.

Note 11. Recently Issued Accounting Standards

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the three months ended November 2, 2002, as a result of adopting SFAS No. 145, the Company has reclassified $1.7 billion ($1.1 billion after tax) to interest and debt expense from extraordinary gain and for the nine and twelve months ended November 2, 2002, the Company has reclassified $6.8 billion and $5.6 billion ($4.4 billion and $3.6 billion after-tax), respectively, to interest and debt expense from extraordinary loss.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. We do not expect SFAS 150 to have a material impact on the Company’s financial position or results of operations.

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

Note 12. Subsequent Events

On Monday, November 3, 2003, the Company retired the remaining $130.0 million 6.13% notes maturing Saturday, November 1, 2003.

On December 12, 2003, the Company amended and extended its revolving credit agreement (“credit agreement”) to increase the amount available under this facility from $400 million to $1 billion ($835 million of the facility is available immediately, with an additional $165 million becoming available immediately upon the Preferred Security redemption discussed below). Borrowings under the credit agreement accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.50% (currently 2.67%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $1.3 billion at November 29, 2003). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2008.

The Company has entered into an agreement to redeem the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidary of the Company, effective February 2, 2004. This agreement is subject to certain contingencies. The Company anticipates that redemption will occur on February 2, 2004. The credit agreement as well as other financing sources will provide the Company with ample liquidity to redeem the Preferred Securities.

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

Cumulative effect of accounting change. Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for the nine months and twelve months ended November 2, 2002 by $530 million or $6.21 and $6.23 per diluted share, respectively.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company estimates the required liability of such claims on a discounted basis, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Finite-lived assets. The Company evaluates the fair value and future benefits of finite-lived assets whenever events and changes in circumstances suggest. The Company performs an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates.

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

Accounts Receivable Securitizations. As part of the credit card securitizations, the Company transfers credit card receivable balances to a Trust in exchange for certificates representing undivided interests in such receivables. The Trust securitizes balances by issuing certificates representing undivided interests in the Trust’s receivables to outside investors. In each securitization the Company retains certain subordinated interests that serve as a credit enhancement to outside investors and expose the Trust assets to possible credit losses on receivables sold to outside investors. The investors and the Trust have no recourse against the Company beyond Trust assets. In order to maintain the committed level of securitized assets, the Trust reinvests cash collections on securitized accounts in additional balances. Interest paid to outside investors is recorded in interest expense.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                            Three Months Ended             Nine Months Ended             Twelve Months Ended
                                        ----------------------------  -----------------------------  ----------------------------
                                           November 1,    November 2,    November 1,     November 2,    November 1,    November 2,
                                            2003           2002           2003            2002           2003           2002
                                        -------------  -------------  -------------   -------------  -------------  -------------

Net sales                                      100.0%        100.0%        100.0%         100.0%        100.0%        100.0%
Cost of sales                                   68.0           66.4           67.9            65.4           68.1           66.0
                                        -------------  -------------  -------------   -------------  -------------  -------------

Gross profit                                    32.0           33.6           32.1            34.6           31.9           34.0

Advertising, selling, administrative
  and general expenses                          29.3           30.1           29.0            28.8           27.4           26.8
Depreciation and amortization                    4.2            4.3            4.2             4.2            3.8            3.8
Rentals                                          0.9            0.8            0.8             0.8            0.9            0.9
Interest and debt expense                        2.1            2.3            2.6             2.6            2.4            2.4
Asset impairment and store closing
  charges                                        0.1              -            0.3               -            1.0              -
                                        -------------  -------------  -------------   -------------  -------------  -------------

     Total operating expenses                   36.6           37.5           36.9            36.4           35.5           33.9
Service charges, interest and other
   income                                        3.2            3.5            3.6             3.5            4.2            3.2
                                        -------------  -------------  -------------   -------------  -------------  -------------

Income (loss) before income taxes              (1.4)          (0.4)          (1.2)             1.7            0.6            3.3
Income taxes (benefit)                         (0.5)          (0.1)          (0.4)             0.6            0.2            1.3
                                        -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) before cumulative effect
 and of accounting change                      (0.9)          (0.3)          (0.8)             1.1            0.4            2.0
Cumulative effect of accounting change             -              -              -           (9.6)              -          (6.6)
                                        -------------  -------------  -------------   -------------  -------------  -------------

Net income (loss)                              (0.9) %        (0.3) %        (0.8) %         (8.5) %          0.4%        (4.6) %
                                        =============  =============  =============   =============  =============  =============

Net Sales

Net sales decreased 2% and 4% for the three and nine month periods ended November 1, 2003, respectively, compared to the three and nine month periods ended November 2, 2002. These decreases were primarily due to decreases in comparable store sales of 2% and 4% for the respective three and nine month periods ended November 1, 2003 compared to the same periods in 2002. Sales were strongest in cosmetics, accessories, shoes and lingerie and men’s area during the third quarter of 2003, with those areas performing above the Company average trend of a 2% decline for the period. Sales in the women’s and juniors’ categories were in line with the total Company sales performance. Sales were weakest in the home and children’s areas, with sales in children’s trending significantly below the average Company performance for the period. Net sales declined 5% for the twelve month period ended November 1, 2003 compared to the same period in 2002 as a result of comparable store sales declines.

Cost of Sales

Cost of sales, as a percent of net sales, increased to 68.0% for the quarter ended November 1, 2003 from 66.4% for the quarter ended November 2, 2002. The increase of 160 basis points in cost of sales for the three months ended November 1, 2003, is attributable to higher levels of promotional markdown activity as the Company experienced lower than expected consumer demand in the third quarter after entering the third quarter with comparable inventory position up 3% from 2002 levels. The higher level of markdown activity increased the cost of sales by 2.9% of sales. Improved levels of markups partially offset this promotional activity during the third quarter of 2003. The increased markup percentage was responsible for a decrease in cost of sales of 1.3% of sales. Inventory in comparable stores at November 1, 2003 was down 50 basis points in comparison to the inventory level at November 2, 2002.

Cost of sales, as a percentage of net sales, for the nine months ended November 1, 2003 and November 2, 2002 was 67.9% and 65.4%, respectively. The increase of 250 basis points in cost of sales for the nine months ended November 1, 2003, is attributable to higher levels of promotional markdown activity partially offset by increased markups. The higher level of markdown activity increased the cost of sales by 4.7% of sales. The increased markup percentage was responsible for a decrease in cost of sales of 2.2% of sales.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, decreased to 29.3% for the quarter ended November 1, 2003 compared to 30.1% for the quarter ended November 2, 2002. SG&A expenses declined $22.6 million for the quarter ended November 1, 2003 compared with the quarter ended November 2, 2002. The decrease was primarily driven by significant savings in payroll, advertising and bad debt expense. Payroll, advertising and bad debt expense declined $10.4 million, $7.2 million and $3.7 million, respectively. The decrease in payroll was caused primarily by a reduction in incentive based sales payroll which is directly tied to the decrease in sales during 2003. The decline in advertising expense resulted primarily from a reduction in newspaper advertising as the Company considers which media more appropriately matches its customers’ lifestyles. Improvement in the quality of accounts receivable as well as a reduction in outstanding accounts receivable contributed to the lower bad debt expense.

The comparable relationship between SG&A expenses and net sales for the nine months ended November 1, 2003 and November 2, 2002, respectively, was 29.0% and 28.8%, with the increase due to a lack of sales leverage as SG&A expenses actually declined by $55.8 million in 2003 compared to the same nine month period in 2002. SG&A expenses for the nine months ended November 1, 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. The improvement in SG&A expenses was also driven by savings in payroll ($29.6 million) and advertising ($19.5 million) partially offset by an increase in bad debt expense ($5.8 million).

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of net sales, was 4.2% for the three month period ended November 1, 2003 compared to 4.3% for the similar period in 2002. Depreciation and amortization expense, as a percentage of net sales was 4.2% for the nine months ended November 1, 2003 and November 2, 2002, respectively. Depreciation expenses declined $2.7 million and $8.4 million for the three and nine months ended November 1, 2003 compared to the similar periods in 2002. The decrease was the result of lower capital expenditures in 2003.

Rentals

Rental expense, as a percentage of net sales, for the three, nine and twelve month periods ended November 1, 2003 was 0.9%, 0.8% and 0.9%, respectively, compared to 0.8%, 0.8% and 0.9% for the three, nine and twelve month periods ended November 2, 2002. The increase for the three months ended November 1, 2003 was due to a lack of sales leverage as rental expense for the three months actually declined slightly from the prior period in 2002.

Interest and Debt Expense

Interest and debt expense was $37.3 million for the three month period ended November 1, 2003 compared with $42.5 million for the similar periods in 2002. Interest expense for the quarter ended November 1, 2003 includes a credit of $4.1 million received from the Internal Revenue Service as a result of the Company’s filing of an interest netting claim related to previously settled tax years. Included in interest expense for the quarter ended November 2, 2002 is a pretax gain of $1.7 million related to the early extinguishment of debt. The remainder of the decline in interest and debt expense in 2003 was due to the reduction in outstanding debt in 2003 compared to 2002.

Interest and debt expense, as a percent of net sales, was unchanged at 2.6% for the nine month period ended November 1, 2003 compared to the similar period in 2002. Interest and debt expense was $140.1 million for the nine month period ended November 1, 2003 compared with $143.3 million for the similar period in 2002. This reduction is partially due to the $4.1 million credit discussed above. A call premium of $15.6 million related to the early retirement of debt is included in interest expense for the nine months ended November 1, 2003 compared to a call premium of $11.6 million related to the early retirement of debt for the nine months ended November 2, 2002. Also, included in interest expenses for the nine months ended November 2, 2002 is a gain on the repurchase of debt of $4.8 million. The remainder of the decline in interest and debt expense in 2003 was due to the reduction in outstanding debt in 2003 compared to 2002.

The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the three months ended November 2, 2002, as a result of adopting SFAS No. 145, the Company has reclassified $1.7 million to interest and debt expense from extraordinary gain and for the nine and twelve months ended November 2, 2002 the Company has reclassified $6.8 million and $5.6 million, respectively, to interest and debt expense from extraordinary loss.

The Company has reclassified $1.4 million and $3.8 million related to its receivable financing from other revenue to interest expense for the nine and twelve months ended November 2, 2002, respectively.

Asset Impairment and Store Closing Charges

During the quarter ended November 1, 2003, the Company recorded a write-off of a beneficial lease on one store in the amount of $1.7 million. During the nine months ended November 1, 2003, the Company recorded $18.8 million for asset impairment and store closing charges related to eight stores. The charge consists of property and equipment write-downs to fair value for these underperforming stores and further deterioration of the estimated market value of certain assets held for sale. For the nine months ended November 2, 2002, the Company recorded a net gain of $0.9 million for asset impairment and store closing charges. The Company recorded $7.1 million of asset impairment and store closing charges related to six stores and received forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.2% and 3.6% for the three and nine months ended November 1, 2003 compared to 3.5% for the same three and nine month periods in 2002. Service charges, interest and other income for the three months ended November 1, 2003 decreased to $56.0 million from $63.4 million for the three months ended November 2, 2002. This decrease is due to a decrease in the average amount of outstanding trade accounts receivable of approximately $119 million during the third quarter of 2003 compared to 2002 and lower income from joint ventures of $3.8 million due to the sale of two mall joint ventures during the fourth quarter of 2002 and the first quarter of 2003.

The decrease in 2003 was partially offset by a charge of $2.2 million in the third quarter of 2002 related to the amortization of the beneficial interests originally recognized on off-balance-sheet financing. Service charges, interest and other income for the nine months ended November 1, 2003 decreased to $192.2 million from $194.5 million for the nine months ended November 2, 2002. This decrease is due to lower average accounts receivable balances and lower income from joint ventures discussed above partially offset by the inclusion of a gain of $15.6 million relating the sale of the Company’s interest in Sunrise Mall and its associated center in Brownsville, Texas during the first quarter of 2003.

Income Taxes

The actual federal and state income tax rates for the three and nine month periods ended November 1, 2003 and November 2, 2002 was 36%.

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

Financial Condition

Cash provided by operating activities totaled $253.3 million and $54.3 million for the nine months ended November 1, 2003 and November 2, 2002, respectively. The increase in cash provided by operating activities is due primarily to a $187.8 million increase in accounts payable from year end levels compared to the increase in accounts payable from prior year end levels and a $79.0 million decrease in accounts receivable from year end levels compared to the decrease in accounts receivable from prior year end levels, partially offset by lower income before accounting change in 2003.

The Company invested $171.8 million in capital expenditures for the nine months ended November 1, 2003 compared to $193.5 million for the nine months ended November 2, 2002. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology.

During the nine months ended November 1, 2003, the Company opened its newly constructed 220,000 square foot location at Great Northern Mall in North Olmstead, Ohio, near Cleveland; its 126,000 square foot store at NorthPark Mall in Davenport, Iowa; its 200,000 square foot store at Stony Point Fashion Park in Richmond, Virginia; its 200,000 square foot store at Short Pump Town Center in Richmond, Virginia and its 250,000 square foot store in Memorial City Mall in Houston, Texas. The Memorial City Mall store replaced the 223,000 square foot store at Town and Country Mall. The Company closed seven store locations totaling 1,158,000 square feet during the nine months ended November 1, 2003.

The Company expects to open seven stores in fiscal 2004. Future capital requirements will depend primarily on the number of new stores opened, the number of existing stores remodeled and the timing of these expenditures. Projected capital expenditures are approximately $240 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2004.

During the nine months ended November 1, 2003, the Company sold its interest in Sunrise Mall and its associated center in Brownsville, Texas and received net cash proceeds of $34.6 million from the sale. The purchaser also assumed $40 million in debt related to the sale.

Cash used in financing activities totaled $148.0 million for the nine months ended November 1, 2003 compared with cash provided by financing activities of $89.5 million for the nine months ended November 2, 2002. The Company borrowed $20.5 million and $285.0 million through its accounts receivable conduit facilities as short-term seasonal borrowings during the nine months ended November 1, 2003 and November 2, 2002, respectively. During the nine months ended November 2, 2002, the Company issued $40.0 million of variable rate mortgage notes due 2004 and borrowed an additional $100.0 million in long-term accounts receivable securitizations. During the nine months ended November 1, 2003 and November 2, 2002, the Company reduced its level of outstanding debt by $139.6 million and $331.4 million, respectively.

On Monday, November 3, 2003, the Company retired the remaining $130.0 million 6.13% notes maturing Saturday, November 1, 2003.

During the nine months ended November 1, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million under its existing $200 million share repurchase authorization. Approximately $56 million in share repurchase authorization remained under this open-ended plan at November 1, 2003.

Management of the Company anticipates that it will be necessary to incur additional short-term borrowings during periods of peak working capital demand in the fourth quarter of 2003. Although the Company has an unused committed line of credit in the amount of $400 million, management expects to accomplish these borrowings principally through its accounts receivable conduit facilities. At November 1, 2003, letters of credit totaling $72.5 million were issued under this $400 million line of credit facility. Accounts receivable conduit facilities totaling $500 million were available to the Company with $20.5 million utilized at November 1, 2003 leaving available short-term borrowings under these conduit facilities of $479.5 million. Management expects its accounts receivable conduit facilities to be adequate to meet peak borrowing demand. This peak demand is expected to be less than $400 million, compared to the peak of $465 million during the fall season of 2002. Other than peak working capital requirements, management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, stock repurchase and debt service requirements. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

On December 12, 2003, the Company amended and extended its revolving credit agreement (“credit agreement”) to increase the amount available under this facility from $400 million to $1 billion ($835 million of the facility is available immediately, with an additional $165 million becoming available immediately upon the Preferred Security redemption discussed below). Borrowings under the credit agreement accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.50% (currently 2.67%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $1.3 billion at November 29, 2003). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2008.

The Company has entered into an agreement to redeem the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidary of the Company, effective February 2, 2004. This agreement is subject to certain contingencies. The Company anticipates that redemption will occur on February 2, 2004.

The credit agreement as well as other financing sources will provide the Company with ample liquidity to redeem the Preferred Securities.

Except as noted above, there have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 except for reductions of contractual commitments for debt due to the early payoffs during the nine months ended November 1, 2003.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet-entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The Company does not expect SFAS 150 to have a material impact on the Company’s financial position or results of operations.

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

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, critical accounting policies and estimates, financing requirements and other similar forecasts and statements of expectation. Words such as “may”, “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; trends in personal bankruptcies and charge-off trends in the credit card receivables portfolio; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended November 1, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended November 1, 2003, the Company also retired $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.39% to 6.88%. Maturity dates ranged from 2004 to 2013.

On December 12, 2003, the Company amended and extended its revolving credit agreement (“credit agreement”) to increase the amount available under this facility from $400 million to $1 billion ($835 million of the facility is available immediately, with an additional $165 million becoming available immediately upon the Preferred Security redemption discussed below). Borrowings under the credit agreement accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.50% (currently 2.67%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $1.3 billion at November 29, 2003). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2008.

The Company has entered into an agreement to redeem the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidary of the Company, effective February 2, 2004. This agreement is subject to certain contingencies. The Company anticipates that redemption will occur on February 2, 2004. The credit agreement as well as other financing sources will provide the Company with ample liquidity to redeem the Preferred Securities.

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

As of November 1, 2003, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 1, 2003 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

         None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

      Nine Months Ended                                     Fiscal Year Ended
------------------------------  ---------------------------------------------------------------------------

 November 1,     November 2,    February 1,    February 2,     February 3,    January 29,     January 30,
     2003            2002          2003           2002            2001*          2000            1999
---------------  -------------  ------------  --------------  -------------- --------------  --------------

     0.57            1.57          1.94           1.52            1.91           2.00            1.97
===============  =============  ============  ==============  ============== ==============  ==============

*  53 week year.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Number                       Description
10             Amended and Restated Credit Agreement dated December 12, 2003
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
               (18 U.S.C. 1350).
32(b)          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).
(b) Reports on Form 8-K filed during the third quarter:

A current report on Form 8-K dated August 25, 2003 was filed with the  Securities and Exchange  Commission on August
25, 2003 to report, under Item 5, that the registrant issued a press release (attached as Exhibit 99 thereto).

                                                     SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              DILLARD'S, INC.
                                                                 (Registrant)

DATE:  December 16, 2003                                      /s/James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)