Form 10-K
period 2004-01-31
DILLARDS INC
filed 2004-04-13
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004
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

State the aggregate  market value of the voting stock held by  non-affiliates  of the  Registrant as of February 28,
2004:  $1,357,737,216.

Indicate the number of shares  outstanding  of each of the  Registrant's  classes of common stock as of February 28,
2004:
                  CLASS A COMMON STOCK, $.01 par value        79,480,069
                  CLASS B COMMON STOCK, $.01 par value         4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2004 (the “Proxy Statement”) are incorporated by reference into Part III.

Table of Contents

PART I

Item No.                                                                                             Page No.

1.          Business.                                                                                     4

1a.         Executive Officers of the Registrant.                                                         4

2.          Properties.                                                                                   5

3.          Legal Proceedings.                                                                            6

4.          Submission of Matters to a Vote of Security Holders.                                          6

PART II

5.          Market for Registrant's Common Equity and Related Stockholder Matters.                        6

6.          Selected Financial Data.                                                                      7

7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.        9

7A.         Quantitative and Qualitative Disclosures about Market Risk.                                  21

8.          Financial Statements and Supplementary Data.                                                 22

9.          Changes in and Disagreements with Accounts on Accounting and Financial Disclosure.           22

9A.         Controls and Procedures.                                                                     22

PART III

10.         Directors and Executive Officers of the Registrant.                                          22

11.         Executive Compensation.                                                                      23

12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder       23
            Matters.

13.         Certain Relationships and Related Transactions.                                              23

14.         Principal Accountant Fees and Services.                                                      23

PART IV

15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                            23

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on the Dillard’s, Inc. Web site:

www.dillards.com

The information contained on the Company’s web site is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

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

     Name                    Age       Position & Office                         Family Relationship
William Dillard, II          59    Director; Chief Executive Officer            None
Alex Dillard                 54    Director; President                          Brother of William Dillard, II
Mike Dillard                 52    Director; Executive Vice President           Brother of William Dillard, II
H. Gene Baker                65    Vice President                               None
Joseph P. Brennan            59    Vice President                               None
G. Kent Burnett              59    Vice President                               None
Drue Corbusier               57    Director; Executive Vice President           Sister of William Dillard, II
James I. Freeman             54    Director;  Senior  Vice  President; Chief    None
                                   Financial Officer
Randal L. Hankins            53    President of Dillard National Bank           None
Gaston Lemoine               60    Vice President                               None
Steven K. Nelson             46    Vice President                               None
Robin Sanderford             57    Vice President                               None
Paul J. Schroeder            55    Vice President                               None
Burt Squires                 54    Vice President                               None
Charles Unfried              57    Chief Executive Officer of Dillard           None
                                   National Bank

ITEM 2. PROPERTIES.

All of the Registrant’s stores are owned or leased from wholly owned subsidiaries or from third parties. The Registrant’s third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. Lease terms between the Registrant and its wholly owned subsidiaries vary. In general, the Company pays the cost of insurance, maintenance and any increase in real estate taxes related to the leases. At January 31, 2004 there were 328 stores in operation with gross square footage approximating 56.0 million feet. The Company owned or leased, from wholly owned subsidiaries, a total of 257 stores with 43.9 million square feet. The Company leased 71 stores from third parties, which totaled 12.1 million square feet. Additional information is contained in Notes 1, 2, 12 and 13 of “Notes to Consolidated Financial Statements,” in Item 8 hereof and reference is made to information contained under the heading “Number of stores,” under item 6 hereof.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of April 3, 2004, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended January 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”.

Stock Prices and Dividends by Quarter
                                                                    Dividends
                               2003                2002             per Share
                          High      Low        High      Low       2003     2002
First                   $15.10   $12.49      $25.87   $12.94      $0.04    $0.04
Second                   15.08    12.77       30.47    21.70       0.04     0.04
Third                    16.92    13.98       27.98    15.59       0.04     0.04
Fourth                   17.86    14.46       19.32    15.00       0.04     0.04

Equity Compensation Plan Information

                                                                                          Number of securities
                                                                                          available for future
                                                                                          issuance under equity
                              Number of securities to be    Weighted average                  compensation
                                issued upon exercise of     exercise prices of         plans(excluding securities
                                  outstanding options       outstanding options         reflected in column (a))
                                           (a)                         (b)                         (c)
Equity compensation plans
approved by shareholders                7,870,739                    $22.45                     9,773,141
              Total                     7,870,739                    $22.45                     9,773,141

As of February 28, 2004, there were 4,827 record holders of the Company’s Class A Common Stock and 8 record holders of the Company’s Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Table of Selected Financial Data

(In thousands of dollars, except per share data)

                                                          2003             2002             2001            2000*            1999
Net sales                                           $7,598,934       $7,910,996       $8,154,911       $8,566,560      $8,676,711
  Percent change                                           -4%              -3%              -5%              -1%             12%
Cost of sales                                        5,170,173        5,254,134        5,507,702        5,802,147       5,762,431
  Percent of sales                                       68.0%            66.4%            67.5%            67.8%           66.4%
Interest and debt expense                              181,065          189,779          192,344          169,609         249,514
Income before taxes                                     15,994          204,261          120,963          183,531         283,949
Income taxes                                             6,650           72,335           49,165           59,390         120,220
Income before cumulative effect of
  accounting change                                      9,344          131,926           71,798          124,141         163,729
Cumulative effect of accounting change                       -        (530,331)(1)             -        (129,991)(2)            -
Net income (loss)                                        9,344        (398,405)           71,798          (5,850)         163,729
Pro forma inventory change                                   -                -                -                -         (8,963)(3)
Pro forma net income (loss)                              9,344        (398,405)           71,798          (5,850)         154,766
Per Diluted Common Share
Income before cumulative effect of
   accounting change                                     0.11             1.55             0.85             1.36            1.55
  Cumulative effect of accounting change                     -           (6.22)                -           (1.42)               -
  Net income (loss)                                       0.11           (4.67)             0.85           (0.06)            1.55
  Pro forma inventory change                                 -                -                -                -          (0.08)
  Pro forma net income (loss)                             0.11           (4.67)             0.85           (0.06)            1.47
  Dividends                                               0.16             0.16             0.16             0.16            0.16
  Book value                                             26.79            26.71            31.81            30.94           28.68
Average number of shares
  outstanding                                       83,899,974       85,316,200       84,486,747       91,199,184     105,617,503
Accounts receivable (4)                              1,232,456        1,387,835        1,112,325        1,011,481       1,137,458
Merchandise inventories                              1,632,377        1,594,308        1,561,863        1,616,186       2,047,830
Property and equipment                               3,197,469        3,370,502        3,455,715        3,508,331       3,619,191
Total assets                                         6,411,097        6,675,932        7,074,559        7,199,309       7,918,204
Long-term debt (4)                                   1,855,065        2,193,006        2,124,577        2,374,124       2,894,616
Capitalized lease obligations                           17,711           18,600           20,459           22,453          24,659
Deferred income taxes                                  617,236          645,020          643,965          638,648         702,467
Guaranteed Preferred Beneficial Interests
  in the Company's Subordinated Debentures             200,000          531,579          531,579          531,579         531,579
Stockholders' equity                                 2,237,097        2,264,196        2,668,397        2,629,820       2,832,834
Number of employees - average                           53,598           55,208           57,257           58,796          61,824
Gross square footage (in thousands)                     56,000           56,700           56,800           56,500          57,000
Number of stores
  Opened                                                     5                4                6                4               8
  Acquired                                                   0                0                4                0               0
  Closed                                                    10                9                9                9               1
Total - end of year                                        328              333              338              337             342

* 53 Weeks

(1) During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets". See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) During fiscal 2000, the Company changed its method of accounting for inventories under the retail method.

(3) Pro forma effect of applying the cumulative effect of accounting change for inventories in fiscal 2000.

(4) The Company had $300 million in off-balance-sheet debt and accounts receivable for the fiscal years ending 2001, 2000 and 1999, respectively. See Note 15 to the Consolidated Financial Statements.

The items below are included in the Selected Financial Data.

2003

The items below amount to a net $18.6 million pretax charge ($12.8 million after tax or $0.15 per diluted share).

o	a $43.7 million pretax charge ($28.9 million after tax or $0.34 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 13 of the Notes to Consolidated Financial Statements).

o	a call premium resulting in additional interest expense of $15.6 million ($10.0 million after tax or $0.12 per diluted share) associated with a $125.9 million call of debt.

o	a pretax gain of $15.6 million ($10.0 million after tax or $0.12 per diluted share) pertaining to the Company’s sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas (see Note 1 of the Notes to Consolidated Financial Statements).

o	a pretax gain of $12.3 million ($7.9 million after tax or $0.09 per diluted share) recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

o	an $8.7 million pretax gain ($5.6 million after tax or $0.07 per diluted share) related to the sale of certain store properties.

o	$4.1 million ($2.6 million after tax or $0.03 per diluted share) received from the Internal Revenue Service as a result of the Company’s filing of an interest-netting claim related to previously settled tax years.

2002

The items below amount to a net $3.0 million pretax gain ($1.8 million after tax or $0.02 per diluted share).

o	a pretax gain of $64.3 million ($41.1 million after tax or $0.48 per diluted share) pertaining to the Company’s sale of its interest in FlatIron Crossing, a Broomfield, Colorado shopping center (see Note 1 of the Notes to Consolidated Financial Statements).

o	a pretax asset impairment and store closing charge of $52.2 million ($33.4 million after tax or $0.39 per diluted share) related to certain stores (see Note 13 of the Notes to Consolidated Financial Statements).

o	a call premium resulting in additional interest expense of $11.6 million ($7.4 million after tax or $0.09 per diluted share) associated with a $143.0 million call of debt.

o	a pretax charge of $5.4 million ($3.5 million after tax or $0.04 per diluted share) on the amortization of off-balance-sheet accounts receivable securitization (see Note 15 of the Notes to Consolidated Financial Statements).

o	a pretax gain of $4.8 million ($3.0 million after tax or $0.04 per diluted share) on the early extinguishment of debt.

o	a pretax gain of $3.1 million ($2.0 million after tax or $0.02 per diluted share) from an investee partnership of the Company who received an unusual distribution in the settlement of a receivable.

2001

The items below amount to a net $5.6 million pretax charge ($3.6 million after tax or $0.04 per diluted share).

o	a pretax asset impairment and store closing charge of $3.8 million ($2.4 million after tax or $0.03 per diluted share) related to certain stores (see Note 13 of the Notes to Consolidated Financial Statements).

o	a pretax gain of $9.4 million ($6.0 million after tax or $0.07 per diluted share) on the early extinguishment of debt.

2000

The items below amount to a net $38.2 million pretax charge ($21.3 million after tax or $0.23 per diluted share).

o	a pretax asset impairment and store closing charge of $51.4 million ($36.0 million after tax or $0.40 per diluted share) related to certain stores.

o	a pretax gain of $42.7 million ($27.3 million after tax or $0.30 per diluted share) on the early extinguishment of debt.

o	a pretax gain of $46.9 million ($30.0 million after tax or $0.33 per diluted share) on the Company’s change in its method of accounting for inventories under the retail inventory method.

1999

The items below amount to a net $83.5 million pretax charge ($64.3 million after tax or $0.63 per diluted share).

o	a pretax asset impairment and store closing charge of $69.7 million ($55.5 million after tax or $0.55 per diluted share) related to certain stores.

o	a pretax loss of $13.8 million ($8.8 million after tax or $0.08 per diluted share) on the Company’s change in its method of accounting for inventories under the retail inventory method.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Dillard’s, Inc. (“the Company” or “we”) operates 328 retail department stores in 29 states. Our stores are located in suburban shopping malls and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow by:

     o   maximizing the effectiveness of  our pricing  and brand awareness;

     o   minimizing costs through leveraging our centralized overhead expense structure;

     o   Sourcing;

     o   Credit operations;

    o    reinvesting operating cash flows into store growth, distribution initiatives, improving product quality in our proprietary brands; and

    o    returning profits to shareholders through dividends, share repurchases and increased share price.

The consumer retail sector is extremely competitive. Many different retail establishments compete for our customers’ business. These include other department stores, specialty retailers, discounters, internet and mail order retailers. We also attempt to enhance our income by managing our operating costs without sacrificing service to our customers.

Trends and uncertainties

The following key uncertainties have been identified by the Company whose fluctuations can have a material effect on the operating results.

o	Cash flow from operating activities are a primary source of liquidity that is adversely affected when the industry faces market driven challenges and new and existing competitors seek areas of growth to expand their businesses. If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.

o	Success of brand – The success of our exclusive brand merchandise is dependent upon customer fashion preferences.

o	Store growth – Our growth is dependent on a number of factors which could prevent the opening of new stores, such as identifying suitable markets and locations.

2004 Guidance

A summary of guidance on key financial measures for 2004, on a GAAP basis, is shown below. There have been no changes in the guidance for 2004 since the Company released its fourth quarter earnings on March 10, 2004.

         (In millions of dollars)                  2004                 2003
                                                 Estimated             Actual

          Depreciation and amortization             $  290           $  291
          Rental expense                                64               64
          Interest and debt expense                    155              181
          Capital expenditures                         240              227

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

Cost of Sales. Cost of sales includes the cost of merchandise sold, bankcard fees, freight to the distribution centers, employee and promotional discounts and direct payroll for salon personnel.

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

Asset impairment and store closing charges. Asset impairment and store closing charges consist of write-downs to fair value of under-performing properties and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

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

Allowance for doubtful accounts.   The accounts receivable from the Company’s proprietary credit card sales are subject to credit losses. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance is based on historical experience with similar customers including write-off trends, current aging information and year-end balances. Bankruptcies and recoveries used in the allowance calculation are projected based on qualitative factors such as current and expected consumer and economic trends. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions; however, significant deterioration in any of the above-noted factors or in the overall health of the economy could materially change these expectations.

Vendor allowances. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

Goodwill.     The Company evaluates goodwill annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Accounts receivable securitizations. As part of the credit card securitizations, the Company transfers credit card receivable balances to the Trust in exchange for certificates representing undivided interests in such receivables. The Trust securitizes balances by issuing certificates representing undivided interests in the Trust’s receivables to outside investors. In each securitization the Company retains certain subordinated interests that serve as a credit enhancement to outside investors and expose the Trust assets to possible credit losses on receivables sold to outside investors. The investors and the Trust have no recourse against the Company beyond Trust assets. In order to maintain the committed level of securitized assets, the Trust reinvests cash collections on securitized accounts in additional balances. Interest paid to outside investors is recorded as interest expense.

Currently all borrowings under our receivable financing conduit are recorded on balance sheet and included in “Long-term Debt” on the consolidated balance sheet. As of January 31, 2004 and February 1, 2003 we had $400 million of debt, respectively, outstanding under this agreement. Prior to May 2002, we accounted for securitizations of credit card receivables as sales of receivables, thus off balance sheet.

Income taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company’s actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, the Company’s effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Moody’s AA corporate bond index. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate determined on this basis had decreased to 6.0% as of January 31, 2004 from 6.75% as of February 1, 2003.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

(in millions of dollars)                                     For the years ended
                                         January 31, 2004        February 1, 2003          February 2, 2002
                                                    % of                     % of                     % of
                                       Amount   Net Sales       Amount    Net Sales      Amount   Net Sales
Net Sales                             $7,598.9      100.0%     $7,911.0     100.0%    $8,154.9      100.0%
Cost of sales                          5,170.2       68.0        5,254.1      66.4       5,507.7       67.5
Gross profit                           2,428.7       32.0        2,656.9      33.6       2,647.2       32.5

Advertising, selling, administrative
 and general expenses                  2,097.9       27.6        2,164.0      27.3       2,191.4       26.9
Depreciation and amortization            290.7        3.8          301.4       3.8         310.7        3.8
Rentals                                   64.1        0.8           68.1       0.9          72.8        0.9
Interest and debt expense                181.1        2.4          189.8       2.4         192.3        2.4
Asset impairment and store closing
 charges                                  43.7        0.6           52.2       0.7           3.8          -
Total operating expenses               2,677.5       35.2        2,775.5      35.1       2,771.0       34.0
Service charges, interest and other
 income                                  264.8        3.4          322.9       4.1         244.8        3.0
Income  before income taxes               16.0        0.2          204.3       2.6         121.0        1.5
Income taxes                               6.7        0.1           72.4       0.9          49.2        0.6
Income  before cumulative effect
 of accounting change                      9.3        0.1          131.9       1.7          71.8        0.9
Cumulative effect of accounting change       -          -        (530.3)     (6.7)             -          -

Net income (loss)                        $ 9.3        0.1%     $(398.4)     (5.0) %      $ 71.8        0.9%

Sales

The percent change by category in the Company’s sales for the past two years is as follows:

                                                           % Change
                                                       03-02     02-01
Cosmetics                                              -1.1       -2.5
Women's and Juniors' Clothing                          -4.8       -2.8
Children's Clothing                                    -8.9       -1.9
Men's Clothing and Accessories                         -5.8       -5.9
Shoes, Accessories and Lingerie                        -0.8       -0.8
Home                                                   -4.3       -3.6

Sales decreased 4% for the 52-week period ended January 31, 2004 compared to the 52-week period ended February 1, 2003 on both a total and comparable store basis. Sales declined in all merchandising categories with the largest declines in children’s, men’s clothing and accessories and women’s and juniors’ clothing. Sales in the home categories were in line with the average sales performance while sales in accessories, shoes, lingerie and cosmetics were strongest and exceeded the Company’s average sales performance for the period. Dillard’s management reiterates their strong belief that merchandise differentiation by the Company is crucial to its future success in the marketplace. The Company continues to work diligently to build penetration and recognition of its exclusive brand merchandise as a means to provide superior price and value choices to its customers. During the fiscal years 2003, 2002 and 2001, sales of private brand merchandise as a percent of total sales were 20.9%, 18.2% and 15.4%, respectively.

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

Cost of Sales

Cost of sales as a percentage of sales increased to 68.0% during 2003 compared with 66.4% for 2002. The decline of 160 basis points in gross margin during fiscal 2003 was due to competitive pressures in the Company’s retail sector and the resulting effort to maintain a competitive position with increased markdown activity. The higher level of markdown activity increased cost of sales by 3.7% of sales. Improved levels of markups partially offset this promotional activity during fiscal 2003. The increased markup percentage was responsible for a decrease in cost of sales of 2.1% of sales. All product categories had decreased gross margins during 2003 except cosmetics, which increased 10 basis points from 2002. The Company has continued to build penetration and recognition of its private brand merchandise as a means for increased control over merchandise mix and better gross margin performance with the goal of replacing under-performing branded vendors with Dillard’s private brands.

Inventory in comparable stores at January 31, 2004 increased 140 basis points comparing to inventory in comparable stores at February 1, 2003. This increase was due to lower than expected sales in the fourth quarter of fiscal 2003.

Cost of sales as a percentage of sales decreased to 66.4% during 2002 compared with 67.5% for 2001. The Company experienced lower than expected consumer demand in its fourth quarter of 2002 necessitating increased promotional efforts to clear slower moving merchandise. This higher level of markdown activity increased the cost of sales by 1.5% of sales in response to a heavily promotional retail environment and comparatively weak sales trends in the holiday merchandise category compared to the prior year. Significantly improved levels of markups offset this promotional activity during 2002 compared with 2001. The increased markup percentage was responsible for a decrease in cost of sales of 2.6% of sales. All product categories had improved gross margins during 2002 except cosmetics, which was unchanged from 2001.

Expenses

2003 Compared to 2002

Advertising, selling, administrative and general (“SG&A”) expenses increased to 27.6% of sales for fiscal 2003 compared to 27.3% for fiscal 2002. The percentage increase is primarily due to a lack of sales leverage as SG&A expenses decreased $66.1 million in 2003 compared to 2002. On a dollar basis significant decreases were noted in payroll, advertising and bad debt expense. Payroll, advertising and bad debt expense declined $37.0 million, $8.6 million and $9.5 million, respectively. The decrease in payroll was caused primarily by a reduction in incentive based sales payroll which is directly tied to the decrease in sales during 2003. The decline in advertising expense resulted primarily from a reduction in newspaper advertising as the Company considers which media more appropriately matches its customers’ lifestyles. Improvement in the quality of accounts receivable through lower delinquencies as well as a reduction in outstanding accounts receivable contributed to the lower bad debt expense. SG&A expenses in fiscal 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information.

Depreciation and amortization as a percentage of sales remained flat during fiscal 2003 principally due to lower capital expenditures in fiscal 2003 combined with a lack of sales leverage from the 4% decline in comparable store sales during the year.

Interest and debt expense as a percentage of sales was unchanged from fiscal 2002 as a result of the Company’s lack of sales leverage. Interest expense declined $9.0 million due to the Company’s continuing focus on reducing its out-standing debt levels. Average debt outstanding declined approximately $226 million in fiscal 2003. Interest expense for fiscal 2003 includes a credit of $4.1 million received from the Internal Revenue Service as a result of the Company’s filing of an interest netting claim related to previously settled tax years. A call premium of $15.6 million related to the early retirement of debt is included in interest expense for fiscal 2003 compared to a call premium of $11.6 million related to the early retirement of debt for fiscal 2002. The Company has retired all the remaining debt associated with the call premiums in fiscal 2003 and 2002 and does not anticipate any similar call premiums in fiscal 2004. Also included in interest expense for the fiscal 2002 is a pretax gain of $4.8 million related to the early extinguishment of debt. The Company retired $272 million in long-term debt and issued $50 million in new short-term borrowings during 2003.

During fiscal 2003, the Company recorded a pre tax charge of $44 million for asset impairment and store closing costs. The charge includes a write down to fair value for certain under-performing properties. The charge consists of a write down for a joint venture in the amount of $5.5 million, a write down of goodwill on two stores to be closed of $2.5 million and a write down of property and equipment in the amount of $35.7 million. The Company does not expect to incur significant additional exit costs upon the closing of these properties during fiscal 2004. A breakdown of the asset impairment and store closing charges for fiscal 2003 is as follows:

(in thousands of dollars)                                      Number of      Impairment
                                                               Locations        Amount
Stores closed during fiscal 2003                                     3         $ 3,809
Stores to close during fiscal 2004                                   4          17,115
Store impaired based on cash flows                                   1           1,293
Non-operating facilities                                             7          16,030
Joint Venture                                                        1           5,480
  Total                                                             16         $43,727

2002 Compared to 2001

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

Interest and debt expense as a percentage of sales remained flat during fiscal 2002 as a result of the Company’s continuing focus on reducing its outstanding debt levels and the reduction in variable short-term interest rates combined with a lack of sales leverage. The Company retired $340 million in long-term debt and issued $40 million in new mortgage loans and $100 million in additional receivable financing during 2002.

The Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) as of February 1, 2003. For the year ended February 1, 2003, as a result of adopting SFAS No. 145, the Company has reclassified $6.8 million to interest and debt expense from extraordinary loss. This amount is comprised of a gain of $4.8 million on debt repurchased, offset by a call premium of $11.6 million. For the year ended February 2, 2002, the Company has reclassified $9.4 million to interest and debt expense from extraordinary gain.

The Company has reclassified $11.3 million in interest expense related to its receivable financing from other revenue to interest expense on its consolidated statements of operations for fiscal 2001.

During fiscal 2002, the Company recorded a pretax charge of $52.2 million for asset impairment and store closing costs. The charge includes a write down to fair value for certain under-performing properties in the amount of $55.8 million and exit costs to close four such properties in the amount of $4.4 million, all of which were closed during fiscal 2003, partially offset by forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation. During fiscal 2001, the Company recorded a pretax charge of $3.8 million for asset impairment and store closing costs. The charge includes a write down to fair value for one under-performing store in the amount of $1.8 million and lease commitments of $2 million.

Service Charges, Interest and Other Income

(in millions of dollars)                                                            $ Change             % Change
                                               2003       2002        2001        03-02       02-01     03-02    02-01
Joint venture income                          $  8.1     $ 19.5       $ 11.6     $(11.4)      $ 7.9     -58.5%    68.1%
Gain on sale of joint venture and
property and equipment                          24.3       65.4          2.1      (41.1)       63.3     -62.8        *
Service charge income                          207.9      225.7        210.4      (17.8)       15.3      -7.9      7.3
Other                                           24.4       12.3         20.7       12.1       (8.4)      98.4    -40.6
  Total                                      $ 264.7    $ 322.9      $ 244.8     $(58.2)     $ 78.1     -18.0%    31.9%
Average accounts receivable                 $1,231.4   $1,330.9     $1,260.8     $(99.5)     $ 70.1      -7.5%     5.6%

* percent change greater than 100%

2003 Compared to 2002

Included in other income in fiscal 2003 is a gain of $15.6 million relating the sale of the Company’s interest in Sunrise Mall and its associated center in Brownsville, Texas. Included in other income in fiscal 2002 is a $64.3 million gain pertaining to the Company’s sale of its interest in the FlatIron Crossing joint venture located in Broomfield, Colorado. Service charge income decreased due to a $99 million decrease in the average amount of outstanding accounts receivable during 2003 compared to 2002. The decrease in accounts receivable was due to a 140 basis point decline in sales penetration on the Company’s proprietary credit card coupled with a 4% decline in overall retail sales during fiscal 2003 compared to the prior year. Sales on the Company’s proprietary credit cards as a percent of total sales were 26.8%, 28.2% and 28.8% for fiscal 2003, 2002 and 2001, respectively. Also included in other income are realized gains on the sale of property and equipment of $8.7 million and $1.1 million for fiscal 2003 and fiscal 2002, respectively. Earnings from joint ventures declined due to the Company’s sale of FlatIron Crossing in fiscal 2002 and the sale of Sunrise Mall in the first quarter of fiscal 2003.

2002 Compared to 2001

Service charge income was $226 million in 2002 compared to $210 million in 2001. This increase is due to a $70 million increase in the average amount of outstanding accounts receivable during 2002 compared to 2001. Earnings from FlatIron Crossing for fiscal 2002 were $13.6 million.

Income Taxes

The Company’s actual federal and state income tax rate (exclusive of the effect of nondeductible goodwill amortization) was 36% in fiscal 2003, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

(in thousands of dollars)                                      2003              2002          $ Change     % Change
Cash and cash equivalents                                       $ 160,873         $ 142,356       18,517       13.0
Short-term debt                                                    50,000                 -       50,000          -
Current portion of long-term debt                                 166,041           138,814       27,227       19.6
Current portion of Guaranteed Beneficial Interests                331,579                 -      331,579          -
Long-term debt                                                  1,855,065         2,193,006     (337,941)     -15.4
Guaranteed Beneficial Interests                                   200,000           531,579     (331,579)     -62.4
Stockholders' equity                                            2,237,097         2,264,196      (27,099)      -1.2

Current ratio                                                       2.26%             3.53%
Debt to capitalization                                              53.8%             55.8%

The Company’s current priorities for its use of cash are:

o	Investment in high-return capital projects, in particular investments in technology to improve merchandising and distribution, reduce costs, improve efficiencies or help the Company better serve its customers;
o	Strategic investments to enhance the value of existing properties;

o	Construction of new stores;
o	Dividend payments to shareholders;
o	Debt reduction; and
o	Stock repurchase plan.

Cash flows for the three fiscal years ended were as follows:

(in thousands of dollars)                                                                            % Change
                                                   2003            2002            2001          03-02         02-01
Operating Activities                              $ 432,106       $ 356,942       $ 616,981         21.1       (42.1)
Investing Activities                               (161,076)       (164,973)       (270,595)         2.4        39.0
Financing Activities                               (252,513)       (202,573)       (387,406)       (24.7)       47.7
  Total Cash Provided (Used)                       $ 18,517       $ (10,604)      $ (41,020)

Operating Activities

The primary source of the Company’s liquidity is cash flows from operations. Retail sales are the key operating cash component providing 96.6% and 96.1% of total revenues over the past two years. Operating cash inflows also include finance charges paid on Company receivables and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees, and payments of interest and taxes.

Net cash flows from operations were $432 million for 2003 and were adequate to fund the Company’s operations for the year. Cash flows from operations increased from 2002 levels due primarily to a $111 million decrease in accounts receivable in the current year. The decrease in accounts receivable was due to a 140 basis point decline in sales penetration on the Company’s proprietary credit card coupled with a 4% decline in overall retail sales during fiscal 2003 compared to the prior year. Accounts payable and accrued expenses increased $5 million in fiscal 2003 compared to a $104 million decrease in accounts payable and accrued expenses in the prior year. Net cash flow from operations was negatively impacted by lower income before accounting change during fiscal 2003.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and joint ventures. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

Capital expenditures were $227 million for 2003. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During 2003, the Company opened four new stores, Great Northern Mall in Olmstead, Ohio; NorthPark Mall in Davenport, Iowa; Stoney Point Fashion Park and Short Pump Town Center in Richmond, Virginia and one replacement store, Memorial City Mall in Houston, Texas. These five stores totaled approximately 996,000 square feet of retail space. In addition, the Company completed major expansions on two stores totaling 56,000 square feet of retail space. The Company closed ten store locations, including the one replacement store, during the year totaling approximately 1.6 million square feet of retail space. Capital expenditures for 2004 are expected to be approximately $240 million. The Company plans to open eight new stores in fiscal 2004 totaling 821,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2004.

During 2003, the Company recorded a gain of $15.6 million and received proceeds of $34.6 million from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas. During 2003, the company recorded a gain on the sale of property and equipment of $8.7 million and received proceeds of $31.8 million. During 2002, the Company recorded a gain of $64.3 million and received proceeds of $68.3 million from the sale of its interest in FlatIron Crossing, a regional mall in Broomfield, Colorado.

Financing Activities

Cash inflows from financing activities generally include borrowing under the Company’s accounts receivable conduit facilities, the issuance of new mortgage notes or long-term debt and funds from stock option exercises. Financing cash outflows generally include the repayment of borrowings under the Company’s accounts receivable conduit facilities, the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

At January 31, 2004, the Company has $50 million of variable rate (currently 1.08%) short-term borrowings under its accounts receivable conduit facilities. The Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. The Company also retired the remaining $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.39% to 6.88%. Maturity dates ranged from 2004 to 2013.

During 2003, the Company reduced its net level of outstanding debt and capital leases by $221 million through scheduled debt maturities and repurchases of notes prior to their related maturity dates. Maturities of long-term debt over the next five years are $166 million, $292 million, $298 million, $201 million and $201 million, respectively.

Third-Party Financing

The Company has the following financing sources available to supplement cash flows from operations:

o	Accounts receivable conduit,
o	Revolving credit agreement, and
o	Shelf regisration statement.

Accounts Receivable Conduit

The Company utilizes credit card securitizations as part of its overall funding strategy. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of January 31, 2004 and February 1, 2003.

At January 31, 2004 and February 1, 2003, the Company had $50.0 million and $0 outstanding, respectively, in short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs. Remaining available short-term borrowings under these conduit facilities at January 31, 2004 were $450.0 million. These facilities were subsequently reduced to an availability of $400 million and extended to a maturity date of September 30, 2004.

Revolving Credit Agreement

During fiscal 2003, the Company amended and extended its revolving credit agreement (“credit agreement”) to increase the amount available under this facility from $400 million to $1 billion ($835 million of the facility was available upon closing on December 12, 2003, with an additional $165 million becoming available immediately upon the Preferred Security redemption discussed below). Borrowings under the credit agreement accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.50% (currently 2.60%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $1.2 billion at January 31, 2004). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2008. At January 31, 2004, letters of credit totaling $75.5 million were issued under this facility. There was no funded debt outstanding under the revolving credit agreement at January 31, 2004.

Shelf Registration Statement

At the end of fiscal 2003, the Company had an outstanding shelf registration statement for securities in the amount of $750 million.

Long-term Debt

At January 31, 2004, the Company had $1.6 billion of unsecured notes and mortgage notes outstanding. The unsecured notes bear interest at rates ranging from 6.30% to 9.50% with due dates from 2003 through 2028. The mortgage notes bear interest at rates ranging from 7.25% to 13.25% with due dates through 2013.

Stock Repurchase

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. During fiscal 2003, the Company repurchased approximately $18.9 million of Class A Common Stock, representing 1.5 million shares at an average price of $12.99 per share. Approximately $56 million in share repurchase authorization remained under this open-ended plan at January 31, 2004.

Guaranteed Beneficial Interests In the Company’s Subordinated Debentures

The Company entered into an agreement to redeem the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidiary of the Company, effective February 2, 2004. The Company redeemed the $331.6 million Preferred Securities on February 2, 2004 as planned, with $100 million borrowed under its amended revolving credit agreement and the balance borrowed under the Company’s accounts receivable securtization conduit facilities. Short-term borrowings under both the credit facility and accounts receivable securitization conduit facilities were $376.5 million at February 2, 2004. Subsequently, the Company has paid down substantially all of these borrowings from cash from operations during the first quarter of fiscal 2004.

Fiscal 2004

During fiscal 2004, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash flows generated from operations. As part of its overall funding strategy and for peak working capital requirements, the Company expects to obtain funds through its credit card receivable financing facilities and its revolving credit agreement. The Company’s available receivable financing facilities provide for borrowings of up to $400 million and mature on September 30, 2004. The Company intends to renew maturing receivable financing facilities as they become due. The peak borrowings incurred under the facilities were $381.5 million during 2003. The Company expects peak funding requirements of approximately $600 million during fiscal 2004. This peak demand will be met through a combination of accounts receivable financing and the $1 billion credit agreement. At January 31, 2004, letters of credit totaling $75.5 million were issued under this line of credit facility. Other than peak working capital requirements, management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, debt service requirements and stock repurchase. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

                                                       PAYMENTS DUE BY PERIOD
(in thousands of dollars)                Total       Within 1 year     2-3 years      4-5 years    After 5 years
Contractual obligations
Long-term debt                          $1,621,106          $166,041      $190,116       $401,341        $863,608
Guaranteed beneficial interests in
  the Company's subordinated
  debentures                               531,579           331,579             -              -         200,000
Receivable financing facility              400,000                 -       400,000              -               -
Short-term receivable financing
  facility                                  50,000            50,000             -              -               -
Capital lease obligations                   19,837             2,126         3,849          2,370          11,492
Operating leases                           266,073            51,309        80,535         53,339          80,890
Total contractual cash
  obligations                           $2,888,595          $601,055      $674,500       $457,050      $1,155,990

                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                         Total
                                        Amounts
(in thousands of dollars)             Committed      Within 1 year     2-3 years      4-5 years    After 5 years
Other commercial commitments
$760 million line of credit, none
  outstanding (1)                          $-              $-               $-            $-              $-
$450 million receivables
  financing facility, none
  outstanding                              -                 -               -             -               -
Standby letters of credit                 59,325            59,325           -             -               -
Import letters of credit                  16,153            16,153           -             -               -
Total commercial commitments             $75,478           $75,478          $-            $-              $-

(1)     Available amount of $835 million has been reduced by outstanding letters of credit of $75 million.

Other long-term commitments consist of liabilities incurred relating to the Company’s defined benefit plans. The Company expects pension expense to be approximately $8.5 million in fiscal 2004 with a liability of $83 million. The Company expects to make a contribution to the pension plan of approximately $3.4 million in fiscal 2004.

New Accounting Pronouncements

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the year ended February 1, 2003, as a result of adopting SFAS No. 145, the Company has reclassified $6.8 million ($4.4 million after tax) to interest and debt expense from extraordinary loss and for the year ended February 2, 2002, the Company has reclassified $9.4 million ($6.0 million after-tax), respectively, to interest and debt expense from extraordinary gain.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132-R did not have a material effect on the Company’s financial position or results of operations.

In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued final transition guidance regarding accounting for vendor allowances in its Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”. EITF Issue No. 02-16 addresses the accounting treatment for vendor allowances and stipulates that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should offset such costs. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.

The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The FASB Staff Position defers the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. We do not expect SFAS No. 150 to have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003, as amended by FIN 46-R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

Forward-Looking Information

The foregoing contains certain “forward-looking statements” within the definition of federal securities laws. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Statements made regarding the Company’s merchandise strategies, funding of cyclical working capital needs, store opening schedule and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2004 are forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; trends in personal bankruptcies and charge-off trends in the credit card receivables portfolio; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below provides information about the Company’s obligations that are sensitive to changes in interest rates. The table presents maturities of the Company’s long-term debt and Guaranteed Beneficial Interests in the Company’s Subordinated Debentures along with the related weighted-average interest rates by expected maturity dates.

   (in thousands of dollars)

Expected Maturity Date
(fiscal year)                   2004         2005       2006       2007       2008     Thereafter       Total      Fair Value
Long-term debt (including
  receivables financing
  facilities)                   $166,041    $291,633    $298,483   $200,640    $200,701   $863,608     $2,021,106     $2,059,118
Average interest rate               6.5%      3.1%          5.0%       6.9%       6.5%        7.5%           6.3%
Guaranteed Beneficial
Interests in the Company's
Subordinated Debentures         $331,579       $-         $-         $-         $-        $200,000       $531,579      $ 525,579
Average interest rate                2.7%      -%         -%         -%         -%            7.5%           4.5%

During the year ended January 31, 2004, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. During the year ended January 31, 2004, the Company also retired $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. Interest rates on the repurchased securities ranged from 6.39% to 6.88%. Maturity dates ranged from 2004 to 2013.

The Company is exposed to market risk from changes in the interest rates on certain receivable financing facilities and $331.6 million of the Guaranteed Beneficial Interests in the Company’s Subordinated Debentures. Outstanding balances under these facilities bear interest at a variable rate based on a spread over LIBOR. Based on the amount outstanding as of January 31, 2004, a 100 basis point change in interest rates would result in an approximate $5.8 million annual change to interest expense.

In fiscal 2003, the Company announced its intention to redeem its $331.6 million Preferred Securities included in Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures anticipating that such redemption would occur on February 2, 2004. Accordingly, $331.6 million of Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures is included in current liabilities on the Company’s consolidated balance sheet at January 31, 2004. The Company redeemed the $331.6 million Preferred Securities on February 2, 2004 as planned.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ONACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

The Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as of January 31, 2004. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC. There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A. Directors of the Registrant

Information regarding directors of the registrant is incorporated herein by reference under the heading “Nominees for Election as Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

B. Executive Officers of the Registrant

Information regarding executive officers of the Registrant is incorporated herein by reference to Item 1 of this report under the heading “Executive Officers of the Registrant.” Reference additionally is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Company Code of Conduct that applies to all Company employees including the Company’s Directors, CEO and senior financial officers. The current version of such Code of Conduct is available free of charge on Dillard’s, Inc. Web site, www.dillards.com , and are available in print to any shareholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company’s principal executive offices set forth above.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning under the heading “Compensation of Directors and Executive Officers” and concluding under the heading “Compensation of Directors” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the heading “Principal Holders of Voting Securities” and under the heading “Nominees for Election as Directors” and continuing through footnote 12 in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is incorporated herein by reference to the information under the heading “Certain Relationships and Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated herein by reference to the information on under the heading “Independent Accountant Fees” in the Proxy Statement.

PART IV

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

(b)     Reports on Form 8-K filed during the fourth quarter

A current report on Form 8-K dated November 20, 2003 was filed with the Securities and Exchange Commission on November 21, 2003 to report, under Item 5, that the registrant issued its third quarter earnings release (attached as Exhibit 99 thereto).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Dillard's, Inc.
                                                         Registrant

Date: April 8, 2004                                      /s/ James I. Freeman
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
             /s/ Robert C. Connor                               /s/ Drue Corbusier
             Robert C. Connor                                   Drue Corbusier
             Director                                           Executive Vice President and Director

             /s/ Will D. Davis                                  /s/ William Dillard, II
             Will D. Davis                                      William Dillard, II
             Director                                           Chairman of the Board and
                                                                Chief Executive Officer
                                                                (Principal Executive Officer)

             /s/ Alex Dillard                                   /s/ Mike Dillard
             Alex Dillard                                       Mike Dillard
             President and Director                             Executive Vice President
                                                                and Director

                                                                /s/ John Paul Hammerschmidt
             /s/ James I. Freeman                               John Paul Hammerschmidt
             James I. Freeman                                   Director
             Senior Vice President and Chief
             Financial Officer and Director

             /s/ Bob L. Martin                                  /s/ Warren A. Stephens
             Bob L. Martin                                      Warren A. Stephens
             Director                                           Director

             /s/ William H. Sutton                              /s/ J.C. Watts, Jr.
             William H. Sutton                                  J.C. Watts, Jr.
             Director                                           Director

             Date:    April 8, 2004

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
DILLARD’S, INC. AND SUBSIDIARIES
Year Ended January 31, 2004

                                                                                        Page

Independent Auditors's Report                                                            F-2

Consolidated Balance Sheets - January 31, 2004 and February 1, 2003.                     F-3

Consolidated Statements of Operations - Fiscal years ended January 31,2004,              F-4
February 1,2003 and February 2, 2002.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss - Fiscal          F-5
years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Consolidated Statements of Cash Flows - Fiscal years ended January 31, 2004,             F-6
February 1, 2003 and February 2, 2002.

Notes to Consolidated Financial Statements - Fiscal years ended January 31, 2004,        F-7
February 1, 2003 and February 2, 2002.

Schedule II - Valuation and Qualifying Accounts                                          F-22

Independent Auditors’ Report

Independent Auditors’ Report
To the Stockholders and Board of Directors of Dillard’s, Inc.
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the the fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule of Dillard’s, Inc. and subsidiaries, listed in item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dillard’s, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Standards No. 142.

Deloitte & Touche LLP

Dallas, Texas
April 8,2004

Consolidated Balance Sheets
Dollars in Thousands

Assets                                                                    January 31, 2004       February 1, 2003
Current Assets:
   Cash and cash equivalents                                                      $160,873               $142,356
   Accounts receivable (net of allowance for
     doubtful accounts of $40,967 and $49,755)                                   1,191,489              1,338,080
   Merchandise inventories                                                       1,632,377              1,594,308
   Other current assets                                                             38,952                 55,507
     Total current assets                                                        3,023,691              3,130,251
Property and Equipment:
   Land and land improvements                                                      100,726                104,848
   Buildings and leasehold improvements                                          2,685,628              2,748,225
   Furniture, fixtures and equipment                                             2,192,029              2,202,811
   Buildings under construction                                                     40,636                 28,602
   Buildings under capital leases                                                   51,493                 50,123
   Less accumulated depreciation and amortization                              (1,873,043)            (1,764,107)
                                                                                 3,197,469              3,370,502
Goodwill                                                                            36,731                 39,214
Other Assets                                                                       153,206                135,965
Total Assets                                                                    $6,411,097             $6,675,932
Liabilities and Stockholders' Equity
Current Liabilities:
   Trade accounts payable and accrued expenses                                    $679,854               $675,962
   Other short-term borrowings                                                      50,000                      -
   Current portion of long-term debt                                               166,041                138,814
   Current portion of Guaranteed Beneficial Interest
     In the Company's Subordinated Debentures                                      331,579                      -
   Current portion of capital lease obligations                                      2,126                  1,856
   Federal and state income taxes                                                  106,487                 69,829
     Total current liabilities                                                   1,336,087                886,461
Long-term Debt                                                                   1,855,065              2,193,006
Capital Lease Obligations                                                           17,711                 18,600
Other Liabilities                                                                  147,901                137,070
Deferred Income Taxes                                                              617,236                645,020
Operating Leases and Commitments
Guaranteed Preferred Beneficial Interests in the
   Company's Subordinated Debentures                                               200,000                531,579
Stockholders' Equity:
   Common stock, Class A - 112,866,918 and 112,677,505 shares issued;
     79,480,069 and 80,746,732 shares outstanding                                   1,129                  1,127
   Common stock, Class B (convertible)-- 4,010,929 shares issued
     and outstanding                                                                    40                     40
   Additional paid-in capital                                                      713,974                711,324
   Accumulated other comprehensive loss                                           (11,281)                (4,496)
   Retained earnings                                                             2,201,623              2,205,674
   Less treasury stock, at cost, Class A--33,386,849 and 31,930,773 shares       (668,388)              (649,473)
     Total stockholders' equity                                                  2,237,097              2,264,196
Total Liabilities and Stockholders' Equity                                      $6,411,097             $6,675,932
See notes to consolidated financial statements.

Consolidated Statements of Operations
Dollars in Thousands, Except Per Share Data
                                                                                               Years Ended
                                                                    January 31, 2004      February 1, 2003      February 2, 2002

Net Sales                                                                $7,598,934            $7,910,996            $8,154,911
Service Charges, Interest and Other Income                                   264,734               322,943               244,776
                                                                           7,863,668             8,233,939             8,399,687
Costs and Expenses:
   Cost of sales                                                           5,170,173             5,254,134             5,507,702
   Advertising, selling, administrative and general expenses               2,097,947             2,164,033             2,191,389
   Depreciation and amortization                                             290,661               301,407               310,754
   Rentals                                                                    64,101                68,101                72,783
   Interest and debt expense                                                 181,065               189,779               192,344
   Asset impairment and store closing charges                                 43,727                52,224                 3,752
     Total costs and expenses                                              7,847,674             8,029,678             8,278,724
Income Before Income Taxes                                                    15,994               204,261               120,963
Income Taxes                                                                   6,650                72,335                49,165
Income before cumulative effect of accounting change                           9,344               131,926                71,798
Cumulative effect of accounting change, net of tax benefit
   of $0                                                                          --             (530,331)                    --
Net Income (Loss)                                                             $9,344            $(398,405)               $71,798
Basic Earnings Per Common Share:
   Income before cumulative effect of accounting change                        $0.11              $   1.56                 $0.85
   Cumulative effect of accounting change                                         --                (6.27)                    --
   Net Income (Loss)                                                           $0.11               $(4.71)                 $0.85
Diluted Earnings Per Common Share:
   Income before cumulative effect of accounting change                        $0.11              $   1.55                 $0.85
   Cumulative effect of accounting change                                         --                (6.22)                    --
   Net Income (Loss)                                                           $0.11               $(4.67)                 $0.85
See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Dollars in Thousands, Except Per Share Data
                                                                               Accumulated
                                                                 Additional      Other
                                             Common Stock        Paid-in      Comprehen-     Retained       Treasury
                                         Class A     Class B     Capital     sive Loss       Earnings        Stock             Total
Balance, February 3, 2001                $  1,116         $40     $696,879       $--        $2,558,933     $(627,148)     $2,629,820
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
   Net loss                                    __          __           __        __         (398,405)           __        (398,405)
   Minimum pension liability adjustment, net   __          __           __    (4,496)              __            __          (4,496)
      Total comprehensive loss                                                                                             (402,901)
   Issuance of 869,985 shares
     under stock option,
     employee savings and
     stock bonus plans                          9          __       12,220        __              __             __           12,229
   Cash dividends declared:
     Common stock, $.16 per share             --          --           --        --          (13,529)         --            (13,529)
Balance, February 1, 2003                   1,127          40      711,324    (4,496)       2,205,674      (649,473)       2,264,196
   Net income                                  __          __           __                      9,344            __            9,344
   Minimum pension liability adjustment, net   __          __           __    (6,785)              __            __          (6,785)
      Total comprehensive income                                                                                              2,559
   Issuance of 189,413 shares
     under stock option,
     employee savings and
     stock bonus plans                          2          __        2,650        __                __            __           2,652
    Purchase of 1,456,076 shares of
     treasury stock                            __          __           __        __                __      (18,915)        (18,915)
    Cash dividends declared:
     Common stock, $.16 per share             --          --           --        --          (13,395)            --         (13,395)
Balance, January 31, 2004                  $1,129         $40     $713,974  $(11,281)       $2,201,623    $(668,388)      $2,237,097
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands
                                                                                                 Years Ended
                                                                        January 31, 2004      February 1, 2003     February 2, 2002
Operating Activities:
Net income (loss)                                                                 $9,344           $(398,405)              $71,798
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                             297,201              305,545              313,711
       Deferred income taxes                                                      13,623               24,878                2,043
       Loss (gain) on early extinguishments of debt                                    -                6,834              (9,394)
     Impairment charges                                                           43,727               52,224               3,752
     Gain on sale of joint venture                                              (15,624)             (64,295)                   __
     Gain on sale of property and equipment                                      (8,699)              (1,103)              (2,060)
     Provision for loan losses                                                    35,244               36,574               21,286
     Cumulative effect of accounting change, net of taxes                             __              530,331                   __
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                110,936                  286            (116,985)
       (Increase) decrease in merchandise inventories                           (38,069)             (32,445)               54,323
       Decrease (increase) in other current assets                                16,121             (30,760)               28,794
       (Increase) decrease in other assets                                      (37,048)               31,559               53,504
       (Decrease) increase in trade accounts payable
         and accrued expenses, other liabilities and income taxes                  5,350            (104,281)              196,209
Net cash provided by operating activities                                        432,106              356,942              616,981
Investing Activities:
   Purchase of property and equipment                                          (227,421)            (233,268)            (270,595)
   Proceeds from sale of property and equipment                                   31,766                   --                   --
   Proceeds from sale of joint venture                                            34,579               68,295                   --
Net cash used in investing activities                                          (161,076)            (164,973)             (270,595)
Financing Activities:
   Principal payments on long-term debt and capital lease obligations          (272,702)            (340,081)            (402,941)
   Increase in short-term borrowings and capital lease obligations                51,369                   --                   --
   Cash dividends paid                                                          (13,395)             (13,529)             (13,123)
   Proceeds from issuance of common stock                                          1,130               11,037                  983
   Purchase of treasury stock                                                   (18,915)                   --             (22,325)
   Proceeds from receivable financing, net                                            --              100,000                   --
   Proceeds from long-term borrowings                                                 --               40,000               50,000
Net cash used in financing activities                                          (252,513)            (202,573)            (387,406)
Increase (decrease) in Cash and Cash Equivalents                                  18,517             (10,604)             (41,020)
Cash and Cash Equivalents, Beginning of Year                                     142,356              152,960              193,980
Cash and Cash Equivalents, End of Year                                          $160,873             $142,356             $152,960
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – Dillard’s, Inc. (the “Company”) operates retail department stores located primarily in the Southeastern, Southwestern and Midwestern areas of the United States. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Fiscal years 2003, 2002 and 2001 included 52 weeks.

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

The Company utilizes credit card securitizations as part of its overall funding strategy. The transfers were subject to the grandfathering provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Liabilities” until May 2002 and thus continued to be accounted for under the previous accounting standards that existed under FAS 125. In May 2002, the Company amended its conduit financing agreement in a manner that prevented future transfers of accounts receivable to its master trust from qualifying as a sale and thus receiving off-balance-sheet treatment. As a result of this decision, the Company does not have any off-balance-sheet financing as it relates to new transfers to the Trust. All financing through this facility is recorded on the balance sheet. (see Note 15).

Significant Group Concentrations of Credit Risk –The Company grants credit to customers throughout North America. There were no Metropolitan Statistical Areas that comprised 10% of the Company’s managed credit card receivables at January 31, 2004 and February 1, 2003.

Merchandise Inventories – The retail last-in, first-out (“LIFO”) inventory method is used to value merchandise inventories. At January 31, 2004 and February 1, 2003, the LIFO cost of merchandise was approximately equal to the first-in, first-out (“FIFO”) cost of merchandise.

Property and Equipment – Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $2.6 million, $2.5 million and $5.4 million in fiscal 2003, 2002 and 2001, respectively. For tax reporting purposes, accelerated depreciation or cost recovery methods are used and the related deferred income taxes are included in noncurrent deferred income taxes in the Consolidated Balance Sheets. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

Included in property and equipment as of January 31, 2004 are assets held for sale in the amount of $31.9 million. During fiscal 2003, 2002 and 2001, the Company realized gains on the sale of property and equipment of $8.7 million, $1.1 million and $2.1 million, respectively.

Depreciation expense on property and equipment was $291 million, $301 million and $295 million for fiscal 2003, 2002 and 2001, respectively.

Long-Lived Assets Excluding Goodwill – The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charge recorded in 2003 and 2002, as disclosed in Note 13.

Goodwill – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. Prior to the adoption of SFAS No. 142, goodwill, which represents the cost in excess of fair value of net assets acquired, was amortized on the straight-line basis over 40 years. Accumulated goodwill amortization was $55.6 million at February 2, 2002. Management believes at this time that the carrying value continues to be appropriate, recognizing the impairment charge recorded in fiscal 2003 and 2002, as disclosed in Note 2.

Other Assets – Other assets include investments in joint ventures accounted for by the equity method. These joint ventures, which consist of malls and a general contracting company that constructs Dillard’s stores and other commercial buildings, had carrying values of $97 million and $97 million at January 31, 2004 and February 1, 2003, respectively. The malls are located in Crestview Hills, Kentucky; Toledo, Ohio; Denver, Colorado and two currently under construction in Bonita Springs, Florida and Yuma, Arizona. Earnings from joint ventures were $8.1 million, $19.5 million and $11.6 million for fiscal 2003, 2002 and 2001, respectively. The Company also recorded a $15.6 million pretax gain for the year ended January 31, 2004 from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The Company recorded a pretax gain of $64.3 million pertaining to the Company’s sale of its interest in FlatIron Crossing, a Broomfield, Colorado shopping center, for the year ended February 1, 2003. The gains on the sale were recorded in Service Charges, Interest and Other Income.

Vendor Allowances – The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

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

Advertising – Advertising and promotional costs, which include newspaper, television, radio and other media advertising, are expensed as incurred and were $245 million, $253 million and $245 million for fiscal years 2003, 2002 and 2001, respectively.

Income Taxes – In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

Shipping and Handling – In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records shipping and handling reimbursements in Other Income. The Company records shipping and handling costs in Advertising, Selling, Administrative and General Expenses.

Comprehensive Income – Comprehensive income is equivalent to the Company’s net income for fiscal year 2001.

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

(in thousands of dollars, except per share data)                          Fiscal 2003         Fiscal 2002       Fiscal 2001
Income before cumulative effect of accounting change
  As reported                                                                  $9,344            $131,926           $71,798
  Deduct:  Total stock based employee compensation expense
  determined under fair value based method, net of taxes                      (2,732)             (9,261)           (5,667)
  Pro forma                                                                    $6,612            $122,665           $66,131
Basic earnings per share:
  As reported                                                                   $0.11               $1.56             $0.85
  Pro forma                                                                      0.08                1.45              0.78
Diluted earnings per share:
  As reported                                                                   $0.11               $1.55             $0.85
  Pro forma                                                                      0.08                1.44              0.79

Segment Reporting – The Company operates in a single operating segment — the operation of retail department stores. Revenues from external customers are derived from merchandise sales and service charges and interest on the Company’s proprietary credit card.

The Company does not rely on any major customers as a source of revenue.

New Accounting Pronouncements

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS No. 145 also amends SFAS No. 13, eliminating inconsistencies in certain sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of February 2, 2003. For the year ended February 1, 2003, as a result of adopting SFAS No. 145, the Company has reclassified $6.8 million ($4.4 million after tax) to interest and debt expense from extraordinary loss and for the year ended February 2, 2002, the Company has reclassified $9.4 million ($6.0 million after-tax), respectively, to interest and debt expense from extraordinary gain.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132-R did not have a material effect on the Company’s financial position or results of operations.

In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued final transition guidance regarding accounting for vendor allowances in its Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”. EITF Issue No. 02-16 addresses the accounting treatment for vendor allowances and stipulates that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should offset such costs. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The FASB Staff Position defers the effective date of Statement No. 150 for certain mandatorily redeemable noncontrolling interests. We do not expect SFAS 150 to have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003, as amended by FIN 46-R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform with fiscal 2003 presentations.

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

The changes in the carrying amount of goodwill for the years ended January 31, 2004 and February 1, 2003 are as follows (in thousands):

Goodwill balance at February 2, 2002                                                        $569,545
Cumulative effect of adopting SFAS No. 142                                                 (530,331)
Goodwill balance at February 1, 2003                                                          39,214
Goodwill written off in fiscal 2003                                                          (2,483)
Goodwill balance at January 31, 2004                                                        $ 36,731

The following pro forma financial information is presented as if the statement was adopted at January 30, 2000 (in thousands, except per share amounts):

                                                              Fiscal 2003     Fiscal 2002        Fiscal 2001

Reported net income (loss)                                      $ 9,344        $(398,405)            $71,798
Cumulative effect of accounting change                                -           530,331                  -
Net income before the cumulative
  effect of accounting change                                     9,344           131,926             71,798
Add back:
Goodwill amortization                                                 -                 -             15,604
Pro forma                                                       $ 9,344          $131,926            $87,402

Net income (loss) per share reported - basic                     $0 .11           $(4.71)              $0.85
Cumulative effect of accounting change                                -              6.27                  -
Goodwill amortization                                                 -                 -               0.19
Pro forma net income per share - basic                            $0.11             $1.56              $1.04

Net income (loss) per share reported   - diluted                  $0.11           $(4.67)              $0.85
Cumulative effect of accounting change                                -              6.22                  -
Goodwill amortization                                                 -                 -               0.18
Pro forma net income per share  - diluted                         $0.11             $1.55              $1.03

3. Revolving Credit Agreement

At January 31, 2004, the Company maintained an $835 million revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) with an additional $165 million becoming available immediately upon the Preferred Security redemption discussed in Note 7. Borrowings under the credit agreement accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.50% (currently 2.60%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $1.2 billion at January 31, 2004). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2008. The Company pays an annual commitment fee of 0.375% of the committed amount to the banks. There were no funds borrowed under the revolving credit facility during fiscal 2003.

4. Long-term Debt

Long-term debt consists of the following:

(in thousands of dollars)                      January 31, 2004         February 1, 2003
Unsecured notes
   at rates ranging from
   6.30% to 9.50%,
   due 2003 through 2028                            $1,561,353               $1,823,429
Receivable financing facilities
   at rates ranging from 1.4% to
   3.8% due 2005 through 2006                          400,000                  400,000
Mortgage notes, payable
   monthly or quarterly
   (some with balloon payments)
   through 2013 and bearing
   interest at rates ranging from
   7.25% to 13.25%                                      59,753                  108,391
                                                     2,021,106                2,331,820
Current portion                                      (166,041)                (138,814)

                                                    $1,855,065               $2,193,006

Building, land, and land improvements with a carrying value of $39.6 million at January 31, 2004 were pledged as collateral on the mortgage notes. Maturities of long-term debt over the next five years are $166 million, $292 million, $298 million, $201 million and $201 million. Outstanding letters of credit aggregated $75.5 million at January 31, 2004.

Interest and debt expense consists of the following:

                                      Fiscal              Fiscal                 Fiscal
(in thousands of dollars)               2003                2002                   2001
Long-term debt:
   Interest                         $159,844            $166,093               $180,918
    (Gain) loss on early retirement
     of long-term debt                     -               6,839                (9,392)
   Amortization of
     debt expense                      6,985               4,088                  4,204
                                     166,829             177,020                175,730
Interest on capital
   lease obligations                   2,202               2,354                  2,560
Interest on receivable financing      12,034              10,405                 14,054
                                    $181,065            $189,779               $192,344

Interest paid during fiscal 2003, 2002 and 2001 was approximately $186.9 million, $158.6 million and $208.9 million, respectively. The interest paid during fiscal 2002 does not include a $28.4 million interest payment made on February 3, 2003 that would have been due on the last day of the Company’s fiscal year had the date fallen on a business day.

The Company has reclassified $11.3 million in interest expense related to its receivable financing from other revenue to interest expense on its consolidated statements of operations for the fiscal year ended February 2, 2002.

The Company has reclassified $6.8 million to interest and debt expense from extraordinary loss for the year ended February 1, 2003, and the Company has reclassified $9.4 million to interest and debt expense from extraordinary gain for the year ended February 2, 2002.

5. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)                     January 31, 2004         February 1, 2003
Trade accounts payable                                $457,485                 $431,752
Accrued expenses:
     Taxes, other than income                           76,263                   66,894
     Salaries, wages,
       and employee benefits                            44,661                   53,560
     Liability to customers                             47,340                   46,900
     Interest                                           39,789                   46,138
     Rent                                                9,949                   11,704
     Other                                               4,367                   19,014
                                                      $679,854                 $675,962

6. Income Taxes

The provision for federal and state income taxes is summarized as follows:

                                      Fiscal              Fiscal                 Fiscal
(in thousands of dollars)               2003                2002                   2001
Current:
     Federal                        $(5,293)             $45,428                $45,107
     State                           (1,680)               2,029                  2,015
                                     (6,973)              47,457                 47,122
Deferred:
     Federal                          12,046              23,570                  1,692
     State                             1,577               1,308                    351
                                      13,623              24,878                  2,043
                                      $6,650             $72,335                $49,165

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate is presented below:

                                            Fiscal             Fiscal            Fiscal
(in thousands of dollars)                     2003               2002              2001
Income tax at the
   statutory federal rate                   $5,598            $71,493           $42,338
State income taxes,
   net of federal benefit                      122              2,008             1,320
Nondeductible
   goodwill amortization and write off         869                  -             5,461
Impact of reduced effective income
   tax rate on deferred taxes                    -                  -                 -
Other                                           61             (1,166)               46
                                            $6,650            $72,335           $49,165

At January 31, 2004, the Company incurred a net operating loss of approximately $18.9 million. For federal income tax purposes, the loss will be carried back to the year ended February 1, 2003 to reduce the income tax liability for that year. For state income tax purposes, the loss will be carried back to the extent allowed by each states’ law, otherwise the loss will be carried forward to reduce future years’ state income tax liability. The Company also has a charitable contribution carryforward of approximately $1.3 million that will expire on January 31, 2009. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s actual federal and state income tax rate (exclusive of the effect of non-deductible goodwill amortization) was 36% in fiscal 2003, 2002 and 2001. Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2004 and February 1, 2003 are as follows:

(in thousands of dollars)                     January 31, 2004         February 1, 2003
Property and equipment
   bases and depreciation
   differences                                        $505,581                 $524,090
State income taxes                                      25,787                   25,612
Joint venture basis differences                         24,849                   14,119
Differences between
   book and tax bases of inventory                      49,095                   36,872
Other                                                  112,550                  121,303
   Total deferred tax liabilities                      717,862                  721,996
Accruals not currently deductible                      (45,813)                 (59,156)
State income taxes                                      (2,045)                  (2,641)
   Total deferred tax assets                           (47,858)                 (61,797)
   Net deferred tax liabilities                       $670,004                 $660,199

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)                       January 31, 2004          February 1, 2003
Net deferred tax liabilities-noncurrent                 $617,236                  $645,020
Net deferred tax liabilities-current                      52,768                    15,179
    Net deferred tax liabilities                        $670,004                  $660,199

Income taxes paid during fiscal 2003, 2002 and 2001 were approximately $0, $0 and $22.9 million, respectively.

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

Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The subordinated debentures are the sole assets of the Trust, and the Capital Securities are subject to mandatory redemption upon repayment of the subordinated debentures. Holders of the Preferred Securities are entitled to receive quarterly dividends at LIBOR plus 1.56%. The Company’s obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital and Preferred Securities. The Company has entered into an agreement to redeem the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., effective February 2, 2004. The Company redeemed the $331.6 million Preferred Securities on February 2, 2004 as planned.

8. Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to 20% of eligible pay. Eligible employees with one year of service may elect to make a Basic Contribution of up to 5% of eligible pay which will be matched 100% only if invested in the Company’s common stock. The Company contributions are used to purchase Class A Common Stock of the Company for the account of the employee. The terms of the plan provide a six-year graduated-vesting schedule for the Company contribution portion of the plan. The Company incurred expense of $18 million, $18 million and $19 million for fiscal 2003, 2002 and 2001, respectively, for the plan.

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company expects to make a contribution to the pension plan of approximately $3.4 million in fiscal 2004.

The accumulated benefit obligations (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)                                   January 31, 2004          February 1, 2003
Change in projected benefit obligation:
  PBO at beginning of year                                           $64,360                   $45,163
    Service cost                                                         993                     1,416
    Interest cost                                                      4,235                     3,592
    Plan amendments                                                        -                     6,360
    Actuarial loss (gain)                                             14,244                    10,988
    Benefits paid                                                    (3,279)                   (3,159)
  PBO at end of year                                                 $80,553                   $64,360
  ABO at end of year                                                 $77,856                   $64,126

                                                            January 31, 2004          February 1, 2003
Change in plan assets:
  Fair value of plan assets at beginning of year                       $   -                     $   -
    Employer contribution                                              3,279                     3,159
    Benefits paid                                                    (3,279)                   (3,159)
  Fair value of plan assets at end of year                             $   -                     $   -
Funded status (PBO less plan assets)                                 $80,553                   $64,360
  Unamortized prior service costs                                    (5,734)                   (6,360)
  Unrecognized net actuarial loss                                   (19,829)                   (5,715)
  Intangible asset                                                     5,734                     6,360
  Unrecognized net loss                                               17,627                     7,025
Accrued benefit cost                                                 $78,351                   $65,670
ABO in excess of plan assets                                         $77,856                   $64,126
Amounts recognized in the balance sheets:
  Accrued benefit liability                                          $54,990                   $52,285
  Intangible asset                                                     5,734                     6,360
  Accumulated other comprehensive loss                                17,627                     7,025
Net amount recognized                                                $78,351                   $65,670

Accrued benefit liability is included in other liabilities. Intangible asset is included in other assets. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders’ equity.

The discount rate that the Company utilizes for determining future pension obligations is based on the Moody’s AA corporate bond index. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate determined on this basis had decreased to 6.0% as of January 31, 2004 from 6.75% as of February 1, 2003. Weighted average assumptions are as follows:

                                                     Fiscal 2003               Fiscal 2002            Fiscal 2001
Discount rate-net periodic pension cost                    6.75%                     7.25%                  7.25%
Discount rate-benefit obligations                          6.00%                     6.75%                  7.25%
Rate of compensation increases                             2.50%                     2.50%                  2.50%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)                             Fiscal 2003               Fiscal 2002           Fiscal 2001
Components of net periodic benefit costs:
  Service cost                                              $ 993                    $1,416                $1,255
  Interest cost                                             4,235                     3,592                 3,287
  Net actuarial gain (loss)                                   130                     (156)                 (103)
  Amortization of prior service cost                          627                         -                     -
  Amortization of transition obligation                         -                         -                 2,688
  Net periodic benefit costs                               $5,985                    $4,852                $7,127

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

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. During fiscal 2003, the Company repurchased approximately $18.9 million of Class A Common Stock, representing 1.5 million shares at an average price of $12.99 per share. Approximately $56 million in share repurchase authorization remained under this open-ended plan at January 31, 2004.

10. Earnings per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

                                                       Fiscal 2003                  Fiscal 2002                 Fiscal 2001
(in thousands of dollars, except per share data)     Basic      Diluted          Basic      Diluted         Basic     Diluted
Earnings before cumulative effect of
  accounting change                                 $9,344       $9,344     $  131,926   $  131,926       $71,798     $71,798
Cumulative effect of accounting change                   -            -      (530,331)    (530,331)             -           -
Net earnings (loss) available for
   per-share calculation                            $9,344       $9,344     $(398,405)   $(398,405)       $71,798     $71,798
Average shares of common
   stock outstanding                                83,643       83,643         84,513       84,513        84,020      84,020
Stock options                                            -          257              -          803             -         467
Total average equivalent shares                     83,643       83,900         84,513       85,316        84,020      84,487

Per Share of Common Stock:
Earnings before cumulative effect of
  accounting change                              $0.11        $0.11      $   1.56     $   1.55            $0.85       $0.85
Cumulative effect of accounting change               -            -         (6.27)       (6.22)                -          -
Net income (loss)                               $0.11        $0.11        $(4.71)      $(4.67)           $0.85       $0.85

Total stock options outstanding were 7,870,739, 9,669,755 and 10,708,646 at January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Of these, options to purchase 7,343,073, 8,974,174 and 9,298,695 shares of Class A Common Stock at prices ranging from $18.13 to $40.22, $18.13 to $40.22, $15.74 to $40.22 per share were outstanding in fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive.

11. Stock Options

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of fiscal 2003, 9,773,141 shares were available for grant under the plans and 17,643,880 shares of Class A Common Stock were reserved for issuance under the stock option plans. Stock option transactions are summarized as follows:

                                              Fiscal 2003                     Fiscal 2002                       Fiscal 2001
                                                    Weighted                         Weighted                          Weighted
                                                     Average                          Average                           Average
Fixed Options                         Shares      Exercise Price       Shares      Exercise Price        Shares      Exercise Price
Outstanding, beginning of year        9,669,755         $24.72      10,708,646           $ 24.58      11,270,261           $ 25.30
Granted                                       -              -       2,312,375             24.02         654,000             15.74
Exercised                             (122,375)          10.44     (2,150,111)             20.62       (345,675)             12.93
Forfeited                           (1,676,641)          35.27     (1,201,155)             31.53       (869,940)             31.98
Outstanding, end of year              7,870,739         $22.45       9,669,755           $ 24.72      10,708,646           $ 24.58
Options exercisable at year-end       5,823,459         $23.56       6,793,960           $ 26.63       7,834,601           $ 26.73
Weighted-average fair value of
   options granted during the year           $-                          $6.91                             $3.91

The following table summarizes information about stock options outstanding at January 31, 2004:

                                        Options Outstanding                                                Options Exercisable
                                               Weighted-Average
Range of                     Options                  Remaining         Weighted-Average            Options      Weighted-Average
Exercise Prices         Outstanding     Contractual Life (Yrs.)          Exercise Price         Exercisable        Exercise Price
$10.44 - $15.74            1,742,141                       3.68                   $11.80          1,188,866               $12.42
$18.13 - $25.13            4,767,598                       2.67                    22.31          3,273,593                22.18
$28.19 - $40.22            1,361,000                       0.85                    36.62          1,361,000                36.62
                           7,870,739                       2.58                   $22.45          5,823,459               $23.56

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

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   Fiscal 2003             Fiscal 2002           Fiscal 2001
Risk-free interest rate                                      -                   1.96%                 2.27%
Expected option life (years)                                 -                   3.1                   2.0
Expected volatility                                          -                   41.6%                 44.0%
Expected dividend yield                                      -                   0.67%                 1.02%

The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

12.     Leases and Commitments
Rental expense consists of the following:

                                      Fiscal            Fiscal            Fiscal
(in thousands of dollars)               2003              2002              2001
Operating leases:
   Buildings:
     Minimum rentals                 $38,087           $40,862           $45,066
     Contingent rentals                8,732            10,433            10,310
   Equipment                          17,282            16,806            16,757
                                      64,101            68,101            72,133
Contingent rentals
   on capital leases                       -                 -               650
                                     $64,101           $68,101           $72,783

Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of January 31, 2004 for all noncancelable leases for buildings and equipment are as follows:

(in thousands of dollars)                            Operating            Capital
Fiscal Year                                             Leases             Leases
2004                                                   $51,309            $4,095
2005                                                    41,948             3,813
2006                                                    38,587             3,429
2007                                                    29,904             2,578
2008                                                    23,435             2,342
After 2008                                              80,890            19,251
Total minimum lease payments                          $266,073            35,508
Less amount representing interest                                        (15,671)
Present value of net minimum
   lease payments (of which
   $2,126 is currently payable)                                          $19,837

Renewal options from three to 25 years exist on the majority of leased properties. At January 31, 2004, the Company is committed to incur costs of approximately $167 million to acquire, complete and furnish certain stores and equipment.

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

13. Asset Impairment and Store Closing Charges

In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. During fiscal 2003, the Company recorded a pre-tax charge of $43.7 million for asset impairment and store closing costs. The charge includes a write-down to fair value for certain under-performing properties. The charge consists of a write down to a joint venture in the amount of $5.5 million, a write down of goodwill on two stores to be closed of $2.5 million and a write down of property and equipment in the amount of $35.7 million. The Company does not expect to incur significant additional exit costs upon the closing of these properties during fiscal 2004. During fiscal 2002, the Company recorded a pre-tax charge of $52.2 million for asset impairment and store closing costs. The charge includes a write down to fair value for certain under-performing properties in the amount of $55.8 million and exit costs to close four such properties in the amount of $4.4 million, all of which were closed during fiscal 2003, partially offset by the forgiveness of a lease obligation of $8.0 million in connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation. During fiscal 2001, the Company recorded a pre-tax charge of $3.8 million for asset impairment and store closing costs. The charge includes a write down to fair value for one under-performing store in the amount of $1.8 million and lease commitments of $2 million.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at January 31, 2004 and February 1, 2003 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at January 31, 2004 and February 1, 2003 was $2.06 billion and $2.24 billion, respectively. The carrying value of the Company’s long-term debt at January 31, 2004 and February 1, 2003 was $2.02 billion and $2.33 billion, respectively. The fair value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at January 31, 2004 and February 1, 2003 was $526 million and $473 million, respectively. The carrying value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at January 31, 2004 and February 1, 2003 was $532 million.

15. Securitizations of Assets

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

Currently, all borrowings under the Company’s receivable financing conduit are recorded on balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of January 31, 2004 and February 1, 2003. Prior to May 2002, the Company accounted for securitizations of credit card receivables as sales of receivables, thus off balance sheet. Since May 2002, future transfers no longer meet sale treatment, and interest paid to outside investors is recorded in interest expense instead of other revenue. The Company reclassified $11.3 million for the twelve months ended February 2, 2002 to conform to current period classification. Accordingly, as a result of this decision, the Company recorded an income statement charge of $5.4 million related to the amortization of the beneficial interests recognized up front on the off-balance-sheet financing for the twelve months ended February 1, 2003. This charge was included in Service Charges, Interest and Other Income.

At January 31, 2004 and February 1, 2003, the Company had $50.0 million and $0 outstanding, respectively, in short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs. Remaining available short-term borrowings under these conduit facilities at January 31, 2004 were $450.0 million.

16. Quarterly Results of Operations (unaudited)

During the second quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The cumulative effect of the accounting change as of February 3, 2002 was to decrease net income for fiscal year 2002 by $530 million or $6.22 per diluted share.

                                                                 Fiscal 2003, Three Months Ended
(in thousands of dollars, except per share data)       May 3              August 2          November 1      January 31
Net sales                                         $1,813,911            $1,721,485          $1,764,484      $2,299,054
Gross profit                                         601,939               535,067             564,431         727,324
Net income (loss)                                     24,349               (50,346)            (15,835)         51,176
Diluted earnings per share:
Net income (loss)                                       0.29                 (0.60)              (0.19)           0.61

                                                                 Fiscal 2002, Three Months Ended
(in thousands of dollars, except per share data)       May 4              August 3          November 2      February 1
Net sales                                         $1,910,879            $1,817,976          $1,794,250      $2,387,891
Gross profit                                         684,451               620,677             602,813         748,921
Income (loss) before cumulative
  effect of accounting  change                        58,112                 6,666              (5,102)         72,250
Net income (loss)                                   (472,219)                6,666              (5,102)         72,250
Diluted earnings per share:
Income  (loss) before cumulative
  effect of accounting change                           0.68                  0.08               (0.06)           0.85
Net income (loss)                                      (5.56)                 0.08               (0.06)           0.85

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

Quarterly information for fiscal 2003 and fiscal 2002 include the following items:

First Quarter

2003

o	a pretax gain of $15.6 million ($10.0 million after tax or $0.12 per diluted share) pertaining to the Company’s sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas.

o	a pretax gain of $12.3 million ($7.9 million after tax or $0.09 per diluted share) recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

Second Quarter

2003

o	a call premium resulting in additional interest expense of $15.6 million ($10.0 million after tax or $0.12 per diluted share) associated with a $125.9 million call of debt.

o	a $17.1 million pretax charge ($10.9 million after tax, or $0.13 per diluted share) for asset impairment and store closing charges related to certain stores.

2002

o	a call premium resulting in additional interest expense of $11.6 million ($7.4 million after tax $0.09 per diluted share) associated with a $143.0 million call of debt.

o	a charge of $3.2 million ($2.0 million after tax or $0.02 per diluted share) on the amortization of off-balance-sheet accounts receivable securitization.

o	a pretax gain of $3.1 million ($2.0 million after tax or $0.02 per diluted share) from an investee partnership of the Company who received an unusual distribution in the settlement of a receivable.

o	a pretax gain of $2.5 million ($1.6 million after tax or $0.02 per diluted share) on the early extinguishment of debt.

o	$862,000 in pre-tax net income ($552,000 after tax, or $0.01 per diluted share) for asset impairment and store closing charges related to certain stores.

Third Quarter

2003

o	a $1.7 million charge ($1.1 million after tax or $0.01 per diluted share) for asset impairment and store closing charges related to certain stores.

o	$4.1 million ($2.6 million after tax or $0.03 per diluted share) received from the Internal Revenue Service as a result of the Company’s filing of an interest-netting claim related to previously settled tax years.

2002

o	a charge of $2.2 million ($1.4 million after tax or $0.02 per diluted share) on the amortization of off-balance-sheet accounts receivable securitization.

o	a pretax gain of $1.7 million ($1.1 million after tax or $0.01 per diluted share) on the early extinguishment of debt.

Fourth Quarter

2003

o	a pretax asset impairment and store closing charge of $25.0 million ($16.8 million after tax or $0.20 per diluted share) related to certain stores.

o	an $8.5 million gain ($5.5 million after tax or $0.07 per diluted share) related to the sale of three store properties.

2002

o	a pretax gain of $64.3 million ($41.1 million after tax or $0.48 per diluted share) pertaining to the Company’s sale of its interest in FlatIron Crossing, a Broomfield, Colorado shopping center (see Note 1 of the Notes to the Consolidated Financial Statements).

o	a pretax asset impairment and store closing charge of $53.1 million ($34.0 million after tax or $0.40 per fully diluted share) related to certain stores.

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
           Description                 Period         Expenses        Accounts       Deductions (1)      Period
---------------------------------- ---------------- -------------- ---------------- ----------------- -------------

Allowance for losses on accounts receivable:

Year Ended January 31, 2004                $49,755        $83,030            $   -           $91,818       $40,967

Year Ended February 1, 2003                 37,385         98,787                -            86,417        49,755

Year Ended February 2, 2002                 32,240         78,121                -            72,976        37,385

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
**10(c)        Amended and Restated  Corporate  Officers  Non-Qualified  Pension Plan (Exhibit 10 to Form 10-Q for the
               quarter ended May 2, 2003 in 1-6140).
**10(d)        Senior  Management  Cash Bonus Plan  (Exhibit  10(d) to Form 10-K for the fiscal year ended January 28,
               1995 in 1-6140).
**10(e)        2000  Incentive  and  Nonqualified  Stock Option Plan  (Exhibit  10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).
*10(f)         Amended and Restated Credit  Agreement among  Dillard's,  Inc. and JPMorgan Chase Bank and Fleet Retail
               Group, Inc. (Exhibit 10 to Form 10-Q for the quarter ended November 1, 2003 in 1-6140).
12             Statement re:  Computation of Ratio of Earnings to Fixed Charges.
*18            Letter  re:  Change in  Accounting  Principles  (Exhibit  18 to Form  10-K for the  fiscal  year  ended
               February 3, 2001 in 1-6140).
21             Subsidiaries of Registrant.
23             Consent of Independent Auditors.

E-1

31(a)          Certification  of Chief Executive  Officer  Pursuant to Securities  Exchange Act Rule 13a-14(a) (17 CFR
               240.13a-14(a) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(b)          Certification  of Chief Financial  Officer  Pursuant to Securities  Exchange Act Rule 13a-14(a) (17 CFR
               240.13a-14(a) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

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

E-2