Form 10-Q
period 2004-05-01
DILLARDS INC
filed 2004-06-02
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

                                   CLASS A COMMON STOCK as of May 1, 2004     79,505,584
                                   CLASS B COMMON STOCK as of May 1, 2004      4,010,929

                                                       Index

                                                  DILLARD'S, INC.

                                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                                Number

  Item 1.  Financial Statements (Unaudited):

             Consolidated Balance Sheets as of May 1, 2004, January 31, 2004 and May 3, 2003                         3

             Consolidated Statements of Income and Retained Earnings for the Three and Twelve
                 Month Periods Ended May 1, 2004 and May 3, 2003                                                     4

             Consolidated Statements of Cash Flows for the Three Months Ended May 1, 2004
                 and May 3, 2003                                                                                     5

             Notes to Consolidated Financial Statements                                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                             9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                             17

Item 4.       Controls and Procedures                                                                               18

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     18

Item 2.       Changes in Securities and Use of Proceeds                                                             18

Item 3.       Defaults Upon Senior Securities                                                                       18

Item 4.       Submission of Matters to a Vote of Security Holders                                                   18

Item 5.       Other Information                                                                                     19

Item 6.       Exhibits and Reports on Form 8-K                                                                      19

SIGNATURES                                                                                                          20

                                           PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In Thousands)

                                                                     May 1,        January 31,        May 3,
                                                                      2004             2004            2003
                                                                 -------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                        $     67,063      $   160,873     $   248,220
  Accounts receivable, net                                            1,092,699        1,191,489       1,211,114
  Merchandise inventories                                             1,969,475        1,632,377       2,005,451
  Other current assets                                                   26,289           38,952          37,355
                                                                 -------------------------------------------------

    Total current assets                                              3,155,526        3,023,691       3,502,140

Property and Equipment, net                                           3,161,812        3,197,469       3,287,002
Goodwill                                                                 36,731           36,731          39,214
Other Assets                                                            156,108          153,206         159,297
                                                                 -------------------------------------------------

Total Assets                                                        $ 6,510,177      $ 6,411,097     $ 6,987,653
                                                                 =================================================

Liabilities and Stockholders' Equity
Current  Liabilities:
  Trade accounts payable and accrued expenses                       $ 1,083,971      $   679,854     $ 1,040,732
  Current portion of long-term debt                                     165,692          166,041         137,053
  Federal and state income taxes                                        141,893          106,487          39,950
  Current portion of capital lease obligations                            2,240            2,126           1,883
  Other short-term borrowings                                                -            50,000              -
  Current portion of Guaranteed Preferred Beneficial
    Interest in the Company's Subordinated Debentures                        -           331,579              -
                                                                 -------------------------------------------------

    Total current liabilities                                         1,393,796        1,336,087       1,219,618

Long-term Debt                                                        1,852,105        1,855,065       2,146,047
Capital Lease Obligations                                                17,060           17,711          18,138
Other Liabilities                                                       147,497          147,901         128,779
Deferred Income Taxes                                                   611,923          617,236         673,600
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                     200,000          200,000         531,579

Stockholders' Equity:
  Common stock                                                            1,169            1,169           1,167
  Additional paid-in capital                                            714,251          713,974         711,324
  Accumulated other comprehensive loss                                  (11,281)         (11,281)         (4,496)
  Retained earnings                                                   2,252,045        2,201,623       2,226,633
  Less treasury stock, at cost                                         (668,388)        (668,388)       (664,736)
                                                                 -------------------------------------------------

    Total stockholders' equity                                        2,287,796        2,237,097       2,269,892
                                                                 -------------------------------------------------

Total Liabilities and Stockholders' Equity                          $ 6,510,177      $ 6,411,097     $ 6,987,653
                                                                 =================================================
See notes to consolidated financial statements.

                                                    DILLARD'S, INC.
                                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                      (Unaudited)
                                         (In Thousands, Except Per Share Data)

                                                                  Three Months Ended            Twelve Months Ended
                                                             ------------------------------ -----------------------------
                                                                 May 1,          May 3,         May 1,         May 3,
                                                                 2004            2003           2004           2003
                                                             -------------  --------------- -------------- --------------

Net Sales                                                     $1,854,395       $1,813,911     $7,639,418     $7,814,028
Service Charges, Interest and Other Income                        57,484           77,415        244,803        336,963
                                                             -------------  --------------- -------------- --------------
                                                               1,911,879        1,891,326      7,884,221      8,150,991
                                                             -------------  --------------- -------------- --------------
Costs and Expenses:
  Cost of sales                                                1,187,500        1,211,972      5,145,701      5,239,678
  Advertising, selling, administrative
      and general expenses                                       509,784          509,683      2,098,048      2,153,997
  Depreciation and amortization                                   74,238           74,027        290,872        298,067
  Rentals                                                         13,718           14,170         63,649         67,049
  Interest and debt expense                                       37,952           43,425        175,592        188,468
  Asset impairment and store closing charges                       4,680                -         48,407         52,224
                                                             -------------  --------------- -------------- --------------
Total Costs and Expenses                                       1,827,872        1,853,277      7,822,269      7,999,483
                                                             -------------  --------------- -------------- --------------
Income Before Income Taxes                                        84,007           38,049         61,952        151,508
Income Taxes                                                      30,245           13,700         23,195         53,345
                                                             -------------  --------------- -------------- --------------
Net Income                                                        53,762           24,349         38,757         98,163
Retained Earnings at Beginning
  of  Period                                                   2,201,623        2,205,674      2,226,633      2,142,020

Cash Dividends Declared                                           (3,340)          (3,390)       (13,345)       (13,550)
                                                             -------------  --------------- -------------- --------------
Retained Earnings at End of Period                            $2,252,045       $2,226,633     $2,252,045     $2,226,633
                                                            =============  =============== ============== ==============

Earnings Per Share:
  Basic                                                             $0.64            $0.29          $0.46          $1.16
                                                             =============  =============== ============== ==============
  Diluted                                                           $0.64            $0.29          $0.46          $1.15
                                                             =============  =============== ============== ==============

Cash Dividends Declared Per Common Share                            $0.04            $0.04          $0.16          $0.16

See notes to consolidated financial statements.

                                             DILLARD'S, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                             (In Thousands)

                                                                                Three Months Ended
                                                                          --------------------------------
                                                                             May 1,            May 3,
                                                                              2004              2003
                                                                          --------------   ---------------

Operating Activities:
Net income                                                                   $  53,762         $  24,349
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                               75,532            75,811
    Provision for loan losses
                                                                                 8,900            12,617
    Gain on the sale of joint venture                                               -            (15,624)
    Asset impairment and store closing charges                                   4,680                 -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                           89,890           113,938
      Increase in merchandise inventories and other current assets            (324,435)         (393,425)
      Increase in other assets                                                  (4,196)          (32,904)
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                     433,296           355,819
                                                                          --------------   ---------------
Net cash provided by operating activities                                      337,429           140,581
                                                                         --------------   ---------------

Investing Activities:
  Net proceeds from sale of joint venture                                           -             34,579
  Purchases of property and equipment                                          (42,751)          (41,488)
                                                                          --------------   ---------------
Net cash used in investing activities                                          (42,751)           (6,909)
                                                                          --------------   ---------------

Financing Activities:
  Principal payments on long-term debt and capital lease obligations            (3,846)           (9,155)
  Net principal payments on short-term debt                                    (50,000)                 -
  Retirement of Guaranteed Preferred Beneficial Interest in the
    Company's Subordinated Debentures                                         (331,579)                 -
  Proceeds from issuance of common stock                                           277                  -
  Cash dividends paid                                                           (3,340)           (3,390)
  Purchase of treasury stock                                                         -           (15,263)
                                                                            --------------   ---------------
Net cash used in financing activities                                         (388,488)          (27,808)
                                                                            --------------   ---------------

(Decrease) Increase in Cash and Cash Equivalents                               (93,810)          105,864
Cash and Cash Equivalents, Beginning of Period                                 160,873           142,356
                                                                          --------------   ---------------
Cash and Cash Equivalents, End of Period                                     $  67,063         $ 248,220
                                                                          ==============   ===============

See notes to consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and twelve month periods ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 13, 2004.

Note 2. Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. No compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123". If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands, except per share data):

                                                                    Three Months Ended         Twelve Months Ended
                                                                    May 1,       May 3,         May 1,       May 3,
                                                                     2004         2003           2004         2003
                                                                  ----------- ------------- ------------- -----------
    Net Income:
      As reported                                                   $53,762       $24,349       $38,757     $98,163
      Deduct:  Total stock based employee compensation expense
      determined under fair value based method, net
      of taxes                                                        (485)         (870)       (2,241)     (8,276)
                                                                 ----------- ------------- ------------- -----------
      Pro forma                                                     $53,277       $23,479       $36,516     $89,887
                                                                 =========== ============= ============= ===========

    Basic Earnings Per Share:
      As reported                                                     $0.64         $0.29         $0.46       $1.16
      Pro forma                                                        0.64          0.28          0.44        1.06
                                                                 ----------- ------------- ------------- -----------
    Diluted Earnings Per Share:
      As reported                                                     $0.64         $0.29         $0.46       $1.15
      Pro forma                                                        0.64          0.28          0.44        1.05
                                                                 ----------- ------------- ------------- -----------

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

All borrowings under the Company’s receivable financing conduit are recorded on balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of May 1, 2004, January 31, 2004 and May 3, 2003.

At May 1, 2004 and May 3, 2003, the Company had no outstanding short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs. Remaining available short-term borrowings under these conduit facilities at May 1, 2004 were $400 million with a maturity date of September 30, 2004.

Note 4. Asset Impairment and Store Closing Charges

During the quarter ended May 1, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the quarter. The write down to fair value was deemed necessary due to the current quarter deterioration in those stores market values. The Company does not expect to incur significant additional exit costs during fiscal 2004 related to these stores.

Note 5. Sale of Joint Venture and Credit Associated with the Mercantile Acquisition

During the quarter ended May 3, 2003, the Company sold its interest in the Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The net assets, excluding the assumed debt, of the mall property were approximately $58.4 million and were included as a non-cash item in the consolidated statement of cash flows. The Company recorded a pretax gain of $15.6 million pertaining to the sale of its interest in Sunrise Mall for the three months ended May 3, 2003. This amount was recorded in services charges, interest and other income.

During the quarter ended May 3, 2003, the Company recorded a $12.3 million pretax credit in advertising, selling, administrative and general expenses due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information.

Note 6. Retirement of Preferred Securities, Note Repurchase and Common Stock Repurchase

The Company redeemed the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidiary of the Company, effective February 2, 2004. The Company redeemed the securities with $100 million borrowed under its amended revolving credit agreement and the balance borrowed under the Company’s accounts receivable securtization conduit facilities. As of May 1, 2004, the Company had paid down all of these borrowings from cash from operations generated during the first quarter of fiscal 2004. No gain or loss was incurred related to the redemption.

During the quarter ended May 1, 2004, the Company repurchased $2.6 million of its 6.3% notes due February of 2008. During the quarter ended May 3, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.4% to 6.9% for the quarter ended May 3, 2003. Maturity dates ranged from

2004 to 2005 for the quarter ended May 3, 2003. No gains or losses resulted from the repurchase of the unsecured notes during the quarters ended May 1, 2004 and May 3, 2003.

For the three months ended May 3, 2003, the Company repurchased approximately 1.2 million shares of Class A Common Stock valued at approximately $15.3 million under its existing $200 million share repurchase authorization. Approximately $56 million in share repurchase authorization remained under this open-ended plan at May 1, 2004.

Note 7. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                                                 Three Months Ended           Twelve Months Ended
                                                                 May 1,      May 3,           May 1,      May 3,
                                                                  2004        2003             2004        2003
                                                               ------------------------     ------------------------
Basic:
Net Income                                                        $ 53,762    $ 24,349         $ 38,757    $ 98,163
                                                               ========================     ========================

  Weighted average shares of common stock outstanding               83,501      84,486           83,397      84,609
                                                               ========================     ========================

  Earnings per Share-Basic                                          $ 0.64      $ 0.29           $ 0.46      $ 1.16
                                                               ========================     ========================

                                                                  Three Months Ended          Twelve Months Ended
                                                                 May 1,       May 3,          May 1,      May 3,
                                                                  2004         2003            2004        2003
                                                               -------------------------    ------------------------
Diluted:
Net Income                                                       $ 53,762     $ 24,349        $ 38,757     $ 98,163
                                                               =========================    ========================

  Weighted average shares of common stock outstanding              83,501       84,486          83,397       84,609
  Stock options                                                       370          209             297          634
                                                               -------------------------    ------------------------
  Total weighted average equivalent shares                         83,871       84,695          83,694       85,243
                                                               =========================    ========================

 Earnings per Share-Diluted                                       $ 0.64       $ 0.29          $ 0.46       $ 1.15
                                                               =========================    ========================
Total stock options outstanding were 7,283,394 and 10,581,237 at May 1, 2004 and May 3, 2003, respectively. Of these, options to purchase 6,590,896 and 9,280,488 shares of Class A common stock at prices ranging from $18.13 to $40.22 and $15.74 to $40.22 per share were outstanding at May 1, 2004 and May 3, 2003, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 8. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

                                                                   Three Months Ended        Twelve Months Ended
                                                                  May 1,         May 3,       May 1,         May 3,
                                                                   2004           2003         2004           2003
                                                             -------------- ------------- ------------ --------------

  Net Income                                                      $53,762       $24,349      $38,757        $98,163
   Other Comprehensive Loss:
    Minimum pension liability adjustment, net of taxes                   -             -      (6,785)        (4,496)
                                                             -------------- ------------- ------------ --------------
  Total Comprehensive Income                                       $53,762       $24,349      $31,972        $93,667
                                                             ============== ============= ============ ==============

Note 9. Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a guarantor on a $7.0 million letter of credit for a joint venture of as of May 1, 2004. At May 1, 2004, letters of credit totaling $69.9 million were issued under the Company’s $1 billion line of credit facility.

Note 10. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions of $785,000 during the quarter ended May 1, 2004. The Company expects to make a contribution to the pension plan of approximately $2.6 million for the remainder of fiscal 2004.

The components of net periodic benefit costs are as follows (in thousands):

                                                        Three Months Ended             Twelve Months Ended
                                                   ------------------------------ ------------------------------
                                                    May 1, 2004    May 3, 2003     May 1, 2004     May 3, 2003
                                                   -------------- --------------- --------------- --------------
      Components of net periodic benefit costs:
        Service cost                                       $ 442           $ 248          $1,188         $1,310
        Interest cost                                      1,183           1,059           4,359          3,753
        Net actuarial gain                                   346              32             444           (84)
        Amortization of prior service cost                   157             157             626            156
                                                   -------------- --------------- --------------- --------------
        Net periodic benefit costs                        $2,128          $1,496          $6,617         $5,135
                                                   ============== =============== =============== ==============

Note 11. Recently Issued Accounting Standards

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

Item 2. Management’s Discussion And Analysis Of FinancialCondition
And Results Of Operations

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

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Highlights of the quarter ended May 1, 2004 include the following:

o     A comparable store sales increase of 2%.

o     Gross profit improvement of 280 basis points of sales compared to the three months ended May 3, 2003.

o     A reduction of advertising, selling, administrative and general expenses of $12.2 million after consideration of a $12.3 million credit in the first quarter of 2003.

o     Debt reduction of $385.4 million during the first quarter of 2004, including the redemption of $331.6 million Preferred Securities on February 2, 2004.

2004 Guidance

A summary of guidance on key financial measures for 2004, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.

         (In millions of dollars)                  2004               2003
                                                 Estimated          Actual
-------------------------------------------------------------------------------------------------------------------

          Depreciation and amortization            $  295           $  291
          Rental expense                               62               64
          Interest and debt expense                   155              181
          Capital expenditures                        260              227
-------------------------------------------------------------------------------------------------------------------

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

Depreciation and amortization. Depreciation and amortization expenses include depreciation and amortization on property and equipment.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

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

Goodwill.The Company evaluates goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

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

Currently all borrowings under our receivable financing conduit are recorded on balance sheet and included in “Long-term Debt” on the consolidated balance sheet. As of May 1, 2004 and May 3, 2003 we had $400 million of debt, respectively, outstanding under this agreement.

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

Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Moody’s AA corporate bond index. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate determined on this basis had decreased to 6.0% as of January 31, 2004 from 6.75% as of February 1, 2003. The actuarial assumptions used to calculate pension costs are reviewed annually.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                             Three Months Ended           Twelve Months Ended
                                             May 1,       May 3,          May 1,        May 3,
                                              2004         2003            2004          2003
                                           ----------   ----------     -----------   -----------

Net sales                                      100.0%     100.0%        100.0%      100.0%
Cost of sales                                   64.0         66.8            67.4          67.0
                                           ----------   ----------     -----------   -----------

Gross profit                                    36.0         33.2            32.6          33.0

Advertising, selling, administrative
  and general expenses                          27.5         28.1            27.5          27.6
Depreciation and amortization                    4.0          4.1             3.8           3.8
Rentals                                          0.7          0.8             0.8           0.9
Interest and debt expense                        2.1          2.4             2.3           2.4
Asset impairment and store closing
  charges                                        0.3            -             0.6           0.7
                                           ----------   ----------     -----------   -----------

     Total operating expenses                   34.6         35.4            35.0          35.4
Service charges, interest and other income       3.1          4.3             3.2           4.3
                                           ----------   ----------     -----------   -----------

Income before income taxes                       4.5          2.1             0.8           1.9
Income taxes                                     1.6          0.8             0.3           0.6
                                           ----------   ----------     -----------   -----------
Net income                                       2.9%       1.3%          0.5%        1.3%
                                           ==========   ==========     ===========   ===========

Net Sales

The percent change by category in the Company’s sales for the three months ended May 1, 2004 compared to the three months ended May 3, 2003 is as follows:

                                                   % Change
                                                      04-03
       Cosmetics                                       1.5%
       Women's and Juniors' Clothing                   1.6%
       Children's Clothing                            -4.8%
       Men's Clothing and Accessories                  3.3%
       Shoes, Accessories and Lingerie                 7.6%
       Home                                           -3.7%

Net sales increased 2% on a total basis and a comparable store basis for the three month period ended May 1, 2004, compared to the three month period ended May 3, 2003. Sales increased in all merchandising categories with the exception of children’s clothing and home. Sales performance was strongest in shoes, accessories, and lingerie during the first quarter of 2004. Sales in men’s clothing and accessories were above the average trend, while sales in women’s and juniors clothing and cosmetics were slightly below trend. Dillard’s management reiterates their strong beliefs that merchandise differentiation by the Company is crucial to its future success in the marketplace. During the first quarter of 2004, Dillard’s continued its long-term strategy of refining its merchandise mix to appeal to customers seeking merchandise in the “better” (more upscale) categories. Additionally, the Company continued its commitment to present merchandise with a younger focus and more fashion-forward attitude. The Company is working to accomplish improvement in its assortments by offering selections from promising new upscale national brands. Net sales decreased 2% for the twelve month period ended May 3, 2003 compared to the same period in 2002. These decreases were primarily due to decreases in comparable store sales.

Cost of Sales

Cost of sales as a percentage of sales decreased to 64.0% during the first quarter of 2004 compared with 66.8% for the first quarter of 2003. The increase of 280 basis points in gross profit during 2004 was due to a lower level of markdown activity which decreased cost of sales by 1.7% of sales. Improved levels of markups were responsible for a decrease in cost of sales of 1.1% of sales. All product categories had increased gross margins during 2004 except cosmetics, which was unchanged from 2003. The company is enhancing its exclusive brand program to include more selections in the better categories. Dillard’s will continue to de-emphasize or eliminate under-performing brands from both national brand and exclusive brand sources. In an effort to further tune its merchandise mix, the Company will continue to revise merchandise assortments on a location by location basis, tailoring the merchandise mix to meet the differing demands of each local market demographic.

Comparable store inventory at May 1, 2004 declined 3% compared to May 3, 2003.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses (“SG&A expenses”) for the three months ended May 1, 2004 increased $0.1 million compared with May 3, 2003. SG&A expenses, as a percentage of net sales, were 27.5% for the three and twelve month periods ended May 1, 2004 compared to 28.1% and 27.6% for the comparable 2003 periods.

SG&A expenses for the three months ended May 3, 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information. After consideration of this credit, SG&A expenses for the three months ended May 1, 2004 declined $12.2 million. During the quarter ended May 1, 2004 the Company experienced notable savings in bad debt expense. Bad debt expense declined $5.0 million as a result of the Company’s improved credit card portfolio attributable in part to improvement in credit granting operations. Savings were noted in most other expense categories, as well, and the Company capitalized on the leverage of positive comparable store sales.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was 4.0% and 3.8% for the three and twelve month periods ended May 1, 2004, respectively, compared to 4.1% and 3.8% for the comparable periods in 2003.

Interest and Debt Expense

Interest and debt expense for the three months ended May 1, 2004 decreased to $38.0 million or 2.1% of net sales compared to $43.4 million or 2.4% of net sales for the three months ended May 3, 2003. This reduction is due primarily to a $429 million decrease in the average amount of outstanding debt in the first quarter of 2004 compared to the first quarter of 2003. The Company redeemed $331.6 million Preferred Securities on February 2, 2004 as planned, with $100 million borrowed under its amended $1 billion revolving credit facility and the balance borrowed under the Company’s accounts receivable securitization conduit facilities. As of May 1, 2004, the Company had paid down all of these borrowings from cash from operations generated during the first quarter of fiscal 2004.

   Asset Impairment and Store Closing Charges

During the quarter ended May 1, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the quarter. The write down to fair value was deemed necessary due to the current quarter deterioration in those stores market values. The Company does not expect to incur significant additional exit costs during fiscal 2004 related to these stores.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended May 1, 2004 decreased to $57.5 million or 3.1% of net sales compared to $77.4 million or 4.3% of net sales for the three months ended May 3, 2003. Included in service charges, interest and other income for the three months ended May 3, 2003 is a pretax gain of $15.6 million pertaining to the Company’s sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas. Dillard’s sold its interest in the property for $80.7 million including the assumption of $40.0 million of long-term debt during the first quarter of 2003. After consideration of this gain, service charges, interest and other income for the three months ended May 1, 2004 declined $4.3 million. Service charge income decreased due to a $145 million decrease in the average amount of outstanding accounts receivable during the first three months of 2004 compared to 2003.

Income Taxes

The federal and state income tax rate for the three month periods ended May 1, 2004 and May 3, 2003 was 36%.

Financial Condition

Financial Position Summary

(in thousands of dollars)                                   May 1, 2004      May 3, 2003       $ Change       % Change
Cash and cash equivalents                                        $ 67,063         $ 248,220       (181,157)       -73.0
Current portion of long-term debt                                 165,692           137,053         28,639         20.9
Long-term debt                                                  1,852,105         2,146,047       (293,942)       -13.7
Guaranteed Beneficial Interests                                   200,000           531,579       (331,579)       -62.4
Stockholders' equity                                            2,287,796         2,269,892         17,904          0.8

Current ratio                                                       2.26%             2.87%
Debt to capitalization                                              49.2%             55.4%

Net cash flows from operations were $337.4 million for the three months ended May 1, 2004 and were adequate to fund the Company’s operations for the quarter. Cash flows from operations increased from 2003 levels due primarily to a $77 million increase related to changes in accounts payable in the current year compared with the prior year. Cash flows also benefited from a $69 million decline related to changes in inventory in the current year compared to the prior year. Comparable store inventory at May 1, 2004 declined 3% compared to May 3, 2003. Net cash flow from operations was positively impacted by higher net income during fiscal 2004.

Capital expenditures were $42.8 million for the three months ended May 1, 2004. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the quarter, the Company opened one new store, Coastal Grand, Myrtle Beach, South Carolina; and three replacement stores, The Shoppes at EastChase in Montgomery, Alabama; Colonial University Village in Auburn, Alabama; and Greenbrier Mall in Chesapeake, Virginia. These four stores totaled approximately 160,000 square feet, net of replaced square footage. Capital expenditures for 2004 are expected to be approximately $260 million. The Company plans to open four additional new stores in fiscal 2004 totaling 407,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2004.

During the quarter ended May 3, 2003, the Company recorded a gain of $15.6 million and received proceeds of $34.6 million from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas.

Cash used in financing activities for the three months ended May 1, 2004 totaled $388.5 million compared to cash used of $27.8 million for the three months ended May 3, 2003. During the three months ended May 1, 2004, the Company redeemed its $331.6 million Preferred Securities. The Company also reduced its short term borrowings $50 million. During the quarters ended May 1, 2004 and May 3, 2003, the Company repurchased $2.6 million and $6.0 million, respectively, of its outstanding unsecured notes prior to their related maturity dates.

During the three months ended May 3, 2003, the Company repurchased approximately 1.2 million shares of Class A common stock for approximately $15.3 million under its existing $200 million share repurchase authorization. Approximately $56 million in share repurchase authorization remained under this open-ended plan at May 1, 2004.

During fiscal 2004, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash flows generated from operations. As part of its overall funding strategy and for peak working capital requirements, the Company expects to obtain funds through its credit card receivable financing facilities and its revolving credit agreement. The Company’s available receivable financing facilities provide for borrowings of up to $400 million and mature on September 30, 2004. The Company had no borrowings outstanding under these facilities at May 1, 2004. The Company intends to renew maturing receivable financing facilities as they become due. The peak borrowings incurred under the facilities were $381.5 million during 2003. The Company expects peak funding requirements of approximately $600 million during fiscal 2004. This peak demand will be met through a combination of accounts receivable financing and the $1 billion credit agreement. At May 1, 2004, letters of credit totaling $69.9 million were issued under this line of credit facility. Other than peak working capital requirements, management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, debt service requirements and stock repurchase. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Except as noted above, there have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 except for reductions of contractual commitments for debt due to the early payoffs during the three months ended May 1, 2004.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the quarter ended May 1, 2004, the Company redeemed the $331.6 million Preferred Securities as planned, with $100 million borrowed under its amended revolving credit agreement and the balance borrowed under the Company’s accounts receivable securtization conduit facilities. As of May 1, 2004, the Company had paid down all of these borrowings utilizing cash from operations during the first quarter of 2004.

During the quarter ended May 1, 2004, the Company retired $2.6 million of its 6.3% notes due February of 2008.

Except as disclosed above, there have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 1, 2004, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 1, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

         None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

    Three Months Ended                                    Fiscal Years Ended
----------------------------  ----------------------------------------------------------------------------

   May 1,         May 3,      January 31,     February 3,    February 2,     February 3,     January 29,
    2004           2003           2004           2003            2002           2001*           2000
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    2.92           1.77           1.07           1.94            1.52           1.79            2.00
==============  ============  =============  ============== =============== ==============  ==============
* 53 week year.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number                         Description

10             First Amendment to the Amended and Restated Credit Agreement among  Dillard's,  Inc. and
               JPMorgan Chase Bank and Fleet Retail Group, Inc.

12             Computation of Earnings to Fixed Charges

31(a)          Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.

31(b)          Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.

32(a)         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

32(b)         Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

(b) Reports of Form 8-K filed during the first quarter:

A current report on Form 8-K dated March 10, 2004 was filed with the Securities and Exchange Commission on
March 11, 2004 to report, under Item 5, that the registrant issued a press release (attached as Exhibit 99 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      DILLARD'S Inc.
                                                                      (Registrant)

Date: June 2, 2004                                                /s/ James I. Freeman
                                                                      James I. Freeman
                                                                      Senior Vice-President & Chief Financial Officer
                                                                      (Principal Financial and Accounting Officer)