Form 10-Q
period 2004-07-31
DILLARDS INC
filed 2004-09-09
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

                  CLASS A COMMON STOCK as of July 31, 2004             80,015,297
                  CLASS B COMMON STOCK as of July 31, 2004              4,010,929

                                                                 Index

                                                            DILLARD'S, INC.

                                                                                                            Page
                                                                                                           Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of July 31, 2004, January 31, 2004 and August 2,                      3
               2003.

         Consolidated Statements of Operations and Retained Earnings for the Three, Six and
              Twelve Month Periods Ended July 31, 2004 and August 2, 2003.                                    4

         Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 and
              August 2, 2003.                                                                                 5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           20

Item 4.  Controls and Procedures.                                                                             21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                         21

Item 3.  Defaults Upon Senior Securities.                                                                     21

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 22

Item 5.  Other Information.                                                                                   22

Item 6.  Exhibits.                                                                                            23

SIGNATURES                                                                                                    23

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in Thousands)

                                                                    July 31,       January 31,       August 2,
                                                                      2004            2004              2003
                                                                 -------------------------------- -----------------

Assets
Current Assets:
  Cash and cash equivalents                                            $  82,787      $  160,873        $  150,451
  Accounts receivable, net                                             1,036,566       1,191,489         1,159,297
  Merchandise inventories                                              1,723,319       1,632,377         1,742,148
  Other current assets                                                    32,334          38,952            40,715
                                                                 -------------------------------- -----------------

    Total current assets                                               2,875,006       3,023,691         3,092,611

Property and Equipment, net                                            3,146,779       3,197,469         3,248,255
Goodwill                                                                  36,731          36,731            39,214
Other Assets                                                             171,485         153,206           126,270
                                                                 -------------------------------- -----------------
Total Assets                                                          $6,230,001     $ 6,411,097        $6,506,350
                                                                 ================================ =================

Liabilities and Stockholders' Equity
Current Liabilities:
  Trade accounts payable and accrued expenses                          $ 731,389      $  679,854         $ 764,890
  Current portion of capital lease obligations                             2,214           2,126             1,895
  Current portion of long-term debt                                      254,970         166,041           135,621
  Federal and state income taxes                                         113,566         106,487            14,942
  Other short-term borrowings                                            122,000          50,000                 -
  Current portion of Guaranteed Preferred Beneficial
    Interest's in the Company's Subordinated Debentures                        -         331,579                 -
                                                                 -------------------------------- -----------------

    Total current liabilities                                          1,224,139       1,336,087           917,348

Long-term Debt                                                         1,755,685       1,855,065         2,019,438
Capital Lease Obligations                                                 16,538          17,711            17,681
Other Liabilities                                                        150,407         147,901           138,074
Deferred Income Taxes                                                    616,328         617,236           669,881
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                      200,000         200,000           531,579

Stockholders' Equity:
  Common stock                                                             1,174           1,169             1,167
  Additional paid-in capital                                             722,740         713,974           711,351
  Accumulated other comprehensive loss                                  (11,281)        (11,281)           (4,496)
  Retained earnings                                                    2,222,659       2,201,623         2,172,897
  Less treasury stock, at cost                                         (668,388)       (668,388)         (668,570)
                                                                 -------------------------------- -----------------

    Total stockholders' equity                                         2,266,904       2,237,097         2,212,349
                                                                 -------------------------------- -----------------

Total Liabilities and Stockholders' Equity                            $6,230,001      $6,411,097        $6,506,350
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

                                                       DILLARD'S, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                          (Unaudited)
                                         (Amounts in Thousands, Except Per Share Data)

                                               Three Months Ended            Six Months Ended           Twelve Months Ended
                                          ----------------------------- --------------------------- ----------------------------
                                            July 31,       August 2,      July 31,     August 2,      July 31,      August 2,
                                              2004           2003           2004          2003          2004           2003
                                          -------------- -------------- ------------- ------------- -------------  -------------
Net Sales                                    $1,671,380     $1,721,485    $3,525,775    $3,535,396    $7,589,313     $7,717,537
Service Charges, Interest and Other Income       58,675         58,842       116,159       136,257       244,636        328,040
                                          -------------- -------------- ------------- ------------- -------------  -------------

                                              1,730,055      1,780,327     3,641,934     3,671,653     7,833,949      8,045,577
Costs and Expenses:
  Cost of sales                               1,145,846      1,186,418     2,333,346     2,398,390     5,105,129      5,228,797
  Advertising, selling, administrative
      and general expenses                      500,124        507,803     1,009,908     1,017,486     2,090,369      2,130,840
  Depreciation and amortization                  74,248         74,561       148,486       148,588       290,559        295,735
  Rentals                                        12,940         13,789        26,658        27,959        62,800         65,835
  Interest and debt expense                      37,566         59,364        75,518       102,789       153,794        191,800
  Asset impairment and store closing
      charges                                         -         17,063         4,680        17,063        31,344         70,149
                                          -------------- -------------- ------------- ------------- -------------  -------------

Total Costs and Expenses                      1,770,724      1,858,998     3,598,596     3,712,275     7,733,995      7,983,156
                                          -------------- -------------- ------------- ------------- -------------  -------------

Income (Loss) Before Income Taxes              (40,669)       (78,671)        43,338      (40,622)        99,954         62,421
Income Taxes (Benefit)                         (14,640)       (28,325)        15,605      (14,625)        36,880         21,270
                                          -------------- -------------- ------------- ------------- -------------  -------------

Net Income (Loss)                              (26,029)       (50,346)        27,733      (25,997)        63,074         41,151
Retained Earnings at Beginning
  of Period                                   2,252,045      2,226,633     2,201,623     2,205,674     2,172,897      2,145,295
Cash Dividends Declared                         (3,357)        (3,390)       (6,697)       (6,780)      (13,312)       (13,549)
                                          -------------- -------------- ------------- ------------- -------------  -------------

Retained Earnings at End of Period           $2,222,659     $2,172,897    $2,222,659    $2,172,897   $ 2,222,659    $ 2,172,897
                                          ============== ============== ============= ============= =============  =============

Earnings (Loss) Per Share:
  Basic                                        $ (0.31)       $ (0.60)         $0.33       $(0.31)         $0.76          $0.49
                                          ============== ============== ============= ============= =============  =============

  Diluted                                      $ (0.31)       $ (0.60)         $0.33       $(0.31)         $0.75          $0.49
                                          ============== ============== ============= ============= =============  =============

Cash Dividends Declared Per Common Share          $0.04          $0.04         $0.08         $0.08         $0.16          $0.16

See notes to consolidated financial statements.

                                              DILLARD'S, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                          (Amounts in Thousands)

                                                                                    Six Months Ended
                                                                              ------------------------------
                                                                                  July 31,       August 2,
                                                                                    2004           2003
                                                                               --------------- --------------

Operating Activities:
Net income (loss)                                                                   $ 27,733     $ (25,997)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                    150,769        152,128
    Asset impairment and store closing charges                                         4,680         17,063
    Provision for loan losses                                                         12,848         18,908
    Gain on sale of joint venture                                                          -       (15,624)
    Income tax benefit on nonqualified stock options                                   1,139              -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                142,075        159,875
      Increase in merchandise inventories and other current assets                  (84,324)      (133,893)
      (Increase) decrease in other assets                                           (20,562)          2,217
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                            59,702         60,545
                                                                              --------------- --------------
Net cash provided by operating activities                                            294,060        235,222

Investing Activities:
  Purchases of property and equipment                                              (101,966)       (98,215)
  Net proceeds from sale of joint venture                                                  -         34,579
                                                                              --------------- --------------
Net cash used in investing activities                                              (101,966)       (63,636)

Financing Activities:
  Principal payments on long-term debt and capital lease obligations                (11,536)      (137,641)
  Net proceeds from short-term borrowings                                             72,000              -
  Retirement of Guaranteed Preferred Beneficial Interest in the
    Company's Subordinated Debentures                                              (331,579)              -
  Proceeds from issuance of common stock                                               7,632             27
  Cash dividends paid                                                                (6,697)        (6,780)
  Purchase of treasury stock                                                               -       (19,097)
                                                                              --------------- --------------
Net cash used in financing activities                                              (270,180)      (163,491)

(Decrease) Increase in Cash and Cash Equivalents                                    (78,086)          8,095
Cash and Cash Equivalents, Beginning of Period                                       160,873        142,356
                                                                              --------------- --------------
Cash and Cash Equivalents, End of Period                                            $ 82,787      $ 150,451
                                                                              ============== ==============

See notes to consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, six and twelve month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 13, 2004.

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

                                                  Three Months Ended          Six Months Ended         Twelve Months Ended
                                                July 31,     August 2,      July 31,     August 2,    July 31,     August 2,
                                                  2004          2003          2004         2003         2004          2003
                                             ------------ ------------- ------------- ------------ ------------ -------------
Net Income (Loss):
  As reported                                  $(26,029)     $(50,346)       $27,733    $(25,997)      $63,074       $41,151
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method, net of taxes
                                                   (438)         (647)         (922)      (1,546)      (1,939)       (3,616)
                                             ------------ ------------- ------------- ------------ ------------ -------------
  Pro forma                                    $(26,467)     $(50,993)     $(26,811)    $(27,543)      $61,135       $37,535
                                             ============ ============= ============= ============ ============ =============
Basic Earnings Per Share:
  As reported                                    $(0.31)       $(0.60)         $0.33      $(0.31)        $0.76         $0.49
  Pro forma                                       (0.32)        (0.61)          0.32       (0.33)         0.73          0.45
                                             ------------ ------------- ------------- ------------ ------------ -------------
Diluted Earnings Per Share:
  As reported                                    $(0.31)       $(0.60)         $0.33      $(0.31)        $0.75         $0.49
  Pro forma                                       (0.32)        (0.61)          0.32       (0.33)         0.73          0.44
                                             ------------ ------------- ------------- ------------ ------------ -------------

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

All borrowings under the Company’s receivable financing conduit are recorded on balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of July 31, 2004, January 31, 2004 and August 2, 2003.

At July 31, 2004, the Company had $122 million in outstanding short-term borrowings with a maturity date of September 30, 2004 under its accounts receivable conduit facilities related to seasonal financing needs. Remaining available short-term borrowings under these conduit facilities at July 31, 2004 were $258 million. At August 2, 2003, there were no borrowings.

Note 4. Asset Impairment and Store Closing Charges

During the six months ended July 31, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the first quarter of 2004. The write-down to fair value was deemed necessary due to the deterioration in these stores’ market values in the first quarter of 2004. The Company does not expect to incur significant additional exit costs during fiscal 2004 related to these stores.

During the quarter and six months ended August 2, 2003, the Company recorded $17.1 million for asset impairment and store closing charges related to seven stores. The charges consist of property and equipment write-downs to fair value for these under-performing stores and further deterioration of the estimated market value of certain assets held for sale.

Note 5. Sale of Joint Venture and Credit Associated with the Mercantile Acquisition

During the six months ended August 2, 2003, the Company sold its interest in the Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The net assets, excluding the assumed debt, of the mall property were approximately $58.4 million and were included as a non-cash item in the consolidated statement of cash flows. The Company recorded a pretax gain of $15.6 million pertaining to the sale of its interest in Sunrise Mall for the six months ended August 2, 2003. This amount was recorded in service charges, interest and other income.

During the six months ended August 2, 2003, the Company recorded a $12.3 million pretax credit in advertising, selling, administrative and general expenses due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information.

Note 6. Retirement of Preferred Securities, Note Repurchase and Common Stock Repurchase

The Company redeemed the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidiary of the Company, effective February 2, 2004. The Company redeemed the securities with $100 million borrowed under its amended revolving credit agreement and the balance borrowed under the Company’s accounts receivable securitization conduit facilities. No gain or loss was incurred related to the redemption. The Company paid down all of these borrowings with cash from operating activities.

During the quarter ended July 31, 2004, the Company repurchased $6.0 million of its 8.2% notes due in 2022. During the six months ended July 31, 2004, the Company repurchased $8.6 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.3% to 8.2% for the six months ended July 31, 2004. Maturity dates ranged from 2008 to 2022 for the six months ended July 31, 2004. A gain of $60,000 was recorded from the unsecured notes during the six months ended July 31, 2004. On Monday, August 2, 2004, the Company retired $163.4 million of its maturing 6.43% notes.

During the quarter ended August 2, 2003, the Company called the remaining $125.9 million of its 6.39% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. These notes were subject to mandatory repricing on August 1, 2003. A call premium of $15.6 million related to this early retirement is included in interest expense for the quarter ended August 2, 2003.

During the six months ended August 2, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.4% to 6.9% for the six months ended August 2, 2003. Maturity dates ranged from 2004 to 2005 for the six months ended August 2, 2003. No gains or losses resulted from the repurchase of the unsecured notes during the six months ended August 2, 2003.

For the three months ended August 2, 2003, the Company repurchased approximately 294,000 shares of Class A Common Stock valued at approximately $3.8 million under its existing $200 million share repurchase authorization. During the six months ended August 2, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million. No shares were repurchased during the six months ended July 31, 2004. The Company’s board of directors authorized the program in May of 2000. Approximately $56 million in share repurchase authorization remained under this open-ended plan at July 31, 2004.

Note 7. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                              Three Months Ended          Six Months Ended          Twelve Months Ended
                                           -------------------------  -------------------------  ---------------------------
                                            July 31,    August 2,      July 31,    August 2,       July 31,     August 2,
                                              2004         2003          2004         2003           2004          2003
                                           -------------------------  -------------------------  ---------------------------
Basic:
  Net income (loss)                          $(26,029)    $(50,346)       $27,733    $(25,997)         $63,074      $41,151
                                           =========================  =========================  ===========================

  Weighted average shares of common
    stock outstanding                           83,738       83,417        83,620       83,951          83,477       84,314
                                           =========================  =========================  ===========================

  Basic Earnings Per Share                    $ (0.31)     $ (0.60)        $ 0.33     $ (0.31)          $ 0.76       $ 0.49
                                           =========================  =========================  ===========================

                                               Three Months Ended           Six Months Ended          Twelve Months Ended
                                            --------------------------  -------------------------  ---------------------------
                                            July 31,     August 2,       July 31,    August 2,       July 31,    August 2,
                                              2004         2003            2004         2003           2004         2003
                                           --------------------------  --------------------------  --------------------------
Diluted:
  Net income (loss)                          $(26,029)     $(50,346)        $27,733    $(25,997)        $63,074      $41,151
                                           ==========================  ==========================  ==========================

  Weighted average shares of common
    stock outstanding                           83,738        83,417         83,620       83,951         83,477       84,314
  Stock options                                      -             -            474            -            387          383
                                           --------------------------  --------------------------  --------------------------
  Total weighted average equivalent
    shares                                      83,738        83,417         84,094       83,951         83,864       84,697
                                           ==========================  ==========================  ==========================

  Diluted Earnings Per Share                  $ (0.31)      $ (0.60)         $ 0.33     $ (0.31)         $ 0.75       $ 0.49
                                           ==========================  ==========================  ==========================
Total stock options outstanding were 6,158,764 and 9,411,422 at July 31, 2004 and August 2, 2003, respectively. Of these, options to purchase 4,402,049 and 8,197,745 shares of Class A common stock at prices ranging from $24.01 to $40.22 and $15.74 to $40.22 per share at July 31, 2004 and August 2, 2003, respectively, were not included in the computation of diluted earnings per share because they would be antidilutive. No stock options were included for the three months ended July 31, 2004 and the three and six months ended August 2, 2003 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 8. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists only of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

                                            Three Months Ended        Six Months Ended            Twelve Months Ended
                                           July 31,     August 2,      July 31,     August 2,     July 31,     August 2,
                                             2004          2003          2004          2003         2004          2003
                                          ------------ ------------- ------------- ------------- ------------ -------------

Net Income (Loss)                           $(26,029)     $(50,346)       $27,733     $(25,997)      $63,074       $41,151
Other Comprehensive Loss:
Minimum pension liability
  adjustment, net of taxes                          -             -             -             -      (6,785)       (4,496)
                                          ------------ ------------- ------------- ------------- ------------ -------------
Total Comprehensive Income (Loss)           $(26,029)     $(50,346)       $27,733     $(25,997)      $56,289       $36,655
                                          ============ ============= ============= ============= ============ =============

Note 9. Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a guarantor on a loan of up to $54.3 million for a joint venture as of July 31, 2004. At July 31, 2004, the joint venture had $13.8 million outstanding on the loan. At July 31, 2004, letters of credit totaling $100.1 million were issued under the Company’s $1 billion line of credit facility.

Note 10. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made participant distributions of $1.6 million during the six months ended July 31, 2004. The Company expects to make participant distributions of approximately $1.8 million for the remainder of fiscal 2004.

        The components of net periodic benefit costs are as follows (in thousands):

                                            Three Months Ended        Six Months Ended        Twelve Months Ended
                                           July 31,    August 2,    July 31,    August 2,    July 31,     August 2,
                                             2004        2003         2004        2003         2004         2003
                                          ----------- ------------ ----------- ------------ ------------ ------------
Components   of  net  periodic   benefit
costs:
  Service cost                                 $ 442        $ 248       $ 885        $ 497       $1,382       $1,205
  Interest cost                                1,145        1,059       2,289        2,117        4,407        3,914
  Net actuarial gain                             286           32         573           65          638         (13)
  Amortization of prior service cost             157          157         313          313          626          313
                                          ----------- ------------ ----------- ------------ ------------ ------------
  Net periodic benefit costs                  $2,030       $1,496     $ 4,060      $ 2,992       $7,053       $5,419
                                          =========== ============ =========== ============ ============ ============

Note 11. Recently Issued Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits”. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132-R did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2004, the Financial Accounting Standards Board (FASB) issued a proposed interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations”. This proposed interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and would be effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB published an Exposure Draft, “Shares-Based Payment”, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for the beginning of our 2005 fiscal year. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 2.

Note 12. Subsequent Event

On August 8, 2004, the Company announced it has entered into a definitive agreement to sell substantially all the assets of its private label credit card subsidiary, to GE Consumer Finance for approximately $1.25 billion, which includes the assumption of $400 million of securitization liabilities, the purchase of owned accounts receivable and an undisclosed premium. The Company expects to use net proceeds to reduce debt outstanding, to repurchase its common stock and for general corporate purposes.

As part of the transaction, the Company and GE Consumer Finance will also enter into a long-term marketing and servicing alliance with an initial term of 10 years. The Company and GE Consumer Finance will share in the income generated by the long-term marketing and servicing alliance. The transaction is expected to close by the end of the current fiscal year, subject to customary regulatory review and closing conditions.

Item 2. Management’s Discussion and Analysis of FinancialCondition
and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. ( the “Company”, “we”, “us”, or “our”) operates 329 retail department stores in 29 states. Our stores are located in suburban shopping malls and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Noteworthy items for the quarter ended July 31, 2004 include the following:

o        A comparable store sales decrease of 3%.

o        Gross profit improvement of 30 basis points of sales compared to the three months ended August 2, 2003.

o        Inventory in comparable stores declined 2% compared to inventory position at August 2, 2003.

o        A reduction of advertising, selling, administrative and general expenses of $7.7 million compared to the three months ended
         August 2, 2003.

o        Decrease in interest  expense of $6.3 million  excluding a $15.6 call premium recorded during the three months ended August 2,
         2003.

2004 Guidance

A summary of guidance on key financial measures for 2004, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.

      (In millions of dollars)                  2004               2003
                                             Estimated           Actual
---------------------------------------------------------------------------------------------------------------------------------------

       Depreciation and amortization            $  295           $  291
       Rental expense                               61               64
       Interest and debt expense                   150              181
       Capital expenditures                        270              227
---------------------------------------------------------------------------------------------------------------------------------------

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

Service Charges, Interest and Other Income. Service Charges, Interest and Other Income include interest, service charges and other fees, net of service charge write-offs, related to the Company’s proprietary credit card sales. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

Cost of sales. Cost of sales includes the cost of merchandise sold, bank card fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

Advertising, selling, administrative and general expenses. Advertising, selling, administrative and general expenses include buying and occupancy, selling, distribution, warehousing, store and corporate expenses, including payroll and employee benefits, insurance, employment taxes, advertising, management information systems, legal, bad debt costs and other corporate level expenses. Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Depreciation and amortization. Depreciation and amortization expenses include depreciation and amortization on property and equipment.

Rentals.     Rentals include expenses for store leases and data processing equipment rentals.

Interest and debt expense. Interest and debt expense includes interest relating to the Company’s unsecured notes, mortgage notes, credit card receivables financing, the guaranteed preferred beneficial interests in the Company’s subordinated debentures, gains and losses on note repurchases, amortization of financing intangibles, call premium and interest on capital lease obligations.

Asset impairment and store closing charges. Asset impairment and store closing charges consist of write-downs to fair value of under-performing stores including property and equipment, goodwill and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

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

Currently all borrowings under our receivable financing conduit are recorded on balance sheet and included in “Long-term Debt” or “Other short-term borrowings” on the consolidated balance sheet. As of July 31, 2004 and August 2, 2003, we had $400 million of long-term debt outstanding under this agreement. As of July 31, 2004 we had $122 million in other short-term borrowings outstanding.

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                             Three Months Ended          Six Months Ended          Twelve Months Ended
                                           -----------------------    ------------------------   -----------------------                               ----------   ----------
                                           July 31,     August 2,     July 31,     August 2,     July 31,     August 2,
                                             2004         2003          2004          2003         2004         2003
                                           ----------   ----------    ---------    -----------   ----------   ----------

Net sales                                      100.0%      100.0%      100.0%        100.0%      100.0%      100.0%
Cost of sales                                   68.6         68.9         66.2           67.8         67.3         67.8
                                           ----------   ----------    ---------    -----------   ----------   ----------
Gross profit                                    31.4         31.1         33.8           32.2         32.7         32.2

Advertising, selling, administrative
  and general expenses                          29.9         29.5         28.6           28.8         27.6         27.6
Depreciation and amortization                    4.4          4.3          4.2            4.2          3.8          3.8
Rentals                                          0.8          0.8          0.8            0.8          0.8          0.9
Interest and debt expense                        2.2          3.5          2.2            2.9          2.0          2.5
Asset impairment and store closing charges         -          1.0          0.1            0.5          0.4          0.9
                                           ----------   ----------    ---------    -----------   ----------   ----------
     Total operating expenses                   37.3         39.1         35.9           37.2         34.6         35.7
Service charges, interest and other income       3.5          3.4          3.3            3.9          3.2          4.3
                                           ----------   ----------    ---------    -----------   ----------   ----------
Income (loss) before income taxes              (2.4)        (4.6)          1.2          (1.1)          1.3          0.8
Income taxes (benefit)                         (0.8)        (1.7)          0.4          (0.4)          0.5          0.3
                                           ----------   ----------    ---------    -----------   ----------   ----------
Net income (loss)                              (1.6) %      (2.9) %        0.8%        (0.7) %        0.8%        0.5%
                                           ==========   ==========    =========    ===========   ==========   ==========

Net Sales

The percent change by category in the Company’s sales for the three and six months ended July 31, 2004 compared to the three and six months ended August 2, 2003 is as follows:

                                                            % Change
       -------------------------------------------- ------------- -------------
                                                    Three Months   Six Months
       -------------------------------------------- ------------- -------------
       Cosmetics                                           -0.6%          0.5%
       Women's and Juniors' Clothing                       -3.1%         -0.7%
       Children's Clothing                                 -7.7%         -6.1%
       Men's Clothing and Accessories                      -6.3%         -1.4%
       Shoes, Accessories and Lingerie                      0.1%          3.9%
       Home                                                -2.4%         -3.0%
       -------------------------------------------- ------------- -------------

Net sales decreased 3% on a total and a comparable store basis for the three month period ended July 31, 2004 compared to the three month period ended August 2, 2003. Sales were strongest in cosmetics, home and accessories, shoes and lingerie during the second quarter of 2004, with those areas performing above the Company average trend of a 3% decline for the period. Sales in the women’s and juniors’ categories were in line with the total Company sales performance. Sales were weakest in the men’s and children’s areas, with sales in children’s trending significantly below the average Company performance for the period.

During the three month period ended July 31, 2004, sales in the Eastern region were stronger than the Company average sales trend. Sales in the Western region were slightly above trend, and the Central region reported below-trend sales.

The Company continues to focus on improving its merchandise mix in an effort to create more differentiation from its peers. These efforts include:

o   Introducing new, younger-focused and more upscale national brands;
o   Increasing storewide penetration of exclusive brands, with special emphasis on presenting more fashion-forward and upscale exclusive brands;
o   Eliminating or de-emphasizing national and exclusive brands that are not producing satisfactory sales and gross margins; and
o   Fine-tuning merchandise mix by store location to meet the differing needs of the local demographic.

Net sales were flat for the six month period ended July 31, 2004 compared to the same period in 2003. Sales in comparable stores declined 1% for the six month period ended July 31, 2004.

Storewide sales penetration of exclusive brand merchandise for the six month period ended July 31, 2004 was 22.1% compared to 18.8% during the six month period ended August 2, 2003.

Net sales declined 2% for the twelve month period ended July 31, 2004 compared to the same period in 2003 as a result of comparable store sales declines.

Cost of Sales

Cost of sales, as a percentage of net sales, decreased to 68.6% for the quarter ended July 31, 2004, from 68.9% for the quarter ended August 2, 2003. This decrease of 30 basis points in cost of sales for the three months ended July 31, 2004, is attributable to slightly improved levels of markups partially offset by higher levels of markdown activity as the Company experienced lower than expected consumer demand and worked to maintain control over inventory levels in a period of declining sales. The increased markup percentage was responsible for a decrease in cost of sales of 0.90% of sales. The higher level of markdown activity increased the cost of sales by 0.60% of sales. Improved gross margins were noted in all product categories except women’s and junior and home categories. Inventory in comparable stores at July 31, 2004 declined 2% compared to the inventory balance at August 2, 2003.

Cost of sales, as a percentage of net sales, for the six months ended July 31, 2004 and August 2, 2003 was 66.2% and 67.8%, respectively. The decrease of 160 basis points in cost of sales for the six months ended July 31, 2004, is attributable to increased markup percentage that was responsible for a decrease in cost of sales of 0.95% of sales and lower levels of markdown activity that decreased the cost of sales by 0.65% of sales. All product categories had increased gross margins during the six months ended July 31, 2004 except home, which declined slightly from 2003 levels.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses declined $7.7 million for the quarter ended July 31, 2004 compared with the quarter ended August 2, 2003. The decrease was primarily driven by significant savings in bad debt expense of $9.5 million as a result of improvement in the quality of the Company’s credit card portfolio as well as lower average accounts receivable balances. Savings in bad debt expense, combined with decreases in supply expense ($1.2 million) and services purchased ($1.6 million) were partially offset by increases in payroll ($1.8 million), advertising expense ($1.3 million) and property taxes ($1.2 million). SG&A expenses as a percentage of net sales, increased to 29.9% for the quarter ended July 31, 2004 from 29.5% for the quarter ended August 2, 2003 due to a lack of sales leverage.

The comparable relationship between SG&A expenses and net sales for the six months ended July 31, 2004 and August 2, 2003, respectively, was 28.6% and 28.8%. SG&A expenses declined $7.6 million for the six months ended July 31, 2004 compared with the comparable period in 2003. SG&A expenses for the six months ended August 2, 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information. After consideration of this credit, SG&A expenses for the six months ended July 31, 2004 declined $19.9 million. The improvement in SG&A expenses was driven by savings in bad debt expense ($14.6 million), advertising ($3.0 million), supplies ($2.9 million) and services purchased ($3.1 million).

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of net sales, was 4.4% for the three month period ended July 31, 2004 compared to 4.3% for the similar period in 2003. Depreciation and amortization expense, as a percentage of net sales was 4.2% for the six months ended July 31, 2004 and August 2, 2003, respectively. Depreciation expenses were relatively unchanged for the three and six months ended July 31, 2004 compared to the similar periods in 2003.

Interest and Debt Expense

Interest and debt expense was $37.6 million for the three month period ended July 31, 2004 compared with $59.4 million for the similar periods in 2003. Interest expense for the quarter ended August 2, 2003 includes a call premium related to the early retirement of debt resulting in additional interest expense of $15.6 million. The remainder of the decline in interest and debt expense in the second quarter of 2004 was due to a $475 million reduction in average outstanding debt in 2004 compared to 2003.

Interest and debt expense was $75.5 million for the six month period ended July 31, 2004 compared with $102.8 million for the similar period in 2003. This reduction is partially due to the call premium of $15.6 million discussed above. The remainder of the decline in interest and debt expense in 2004 was due to the reduction in average outstanding debt in 2004 compared to 2003. The Company redeemed $331.6 million Preferred Securities on February 2, 2004 as planned, with $100 million borrowed under its amended $1 billion revolving credit facility and the balance borrowed under the Company’s accounts receivable securitization conduit facilities.

Asset Impairment and Store Closing Charges

During the six months ended July 31, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the quarter. The write-down to fair value was deemed necessary due to the current quarter deterioration in these stores’ market values. The Company does not expect to incur significant additional exit costs during fiscal 2004 related to these stores.

During the quarter ended August 2, 2003, the Company recorded pre-tax expense of $17.1 million for asset impairment and store closing charges related to seven stores. The charge consists of property and equipment write-downs to fair value for these under-performing stores and further deterioration of the estimated market value of certain assets held for sale.

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.5% and 3.3% for the three months and six months ended July 31, 2004 compared to 3.4% and 3.9% for the same three and six month periods in 2003. Service charges, interest and other income for the three months ended July 31, 2004 were relatively flat compared to the three months ended August 2, 2003. However, due to a reduction in average trade accounts receivable, service charge income declined for the three months ended July 31, 2004 but was offset by increased credit related fees and higher equity investment income.

Service charges, interest and other income for the six months ended July 31, 2004 decreased to $116.2 million from $136.3 million for the six months ended August 2, 2003. This decrease is due to the inclusion of a gain of $15.6 million relating to the sale of the Company’s interest in Sunrise Mall and its associated center in Brownsville, Texas during the first quarter of 2003 and lower average trade accounts receivable during 2004 compared to 2003.

Income Taxes

The federal and state income tax rates for the three and six month periods ended July 31, 2004 and August 2, 2003 was 36%.

Financial Condition

Financial Position Summary

(in thousands of dollars)                                  July 31, 2004    August 2, 2003     $ Change     % Change
--------------------------------------------------------- ---------------- ------------------ ------------ ------------

Cash and cash equivalents                                        $ 82,787          $ 150,451     (67,664)       -45.0
Short-term debt                                                   122,000                  -     122,000            -
Current portion of long-term debt                                 254,970            135,621     119,349         88.0
Long-term debt                                                  1,755,685          2,019,438    (263,753)       -13.1
Guaranteed Preferred Beneficial Interests                         200,000            531,579    (331,579)       -62.4
Stockholders' equity                                            2,266,904          2,212,349      54,555          2.5

Current ratio                                                        2.35               3.37
Debt to capitalization                                              50.7%              54.8%
--------------------------------------------------------- ---------------- ------------------ ------------ ------------

Cash provided by operating activities totaled $294.1 million and $235.2 million for the six months ended July 31, 2004 and August 2, 2003, respectively, and were adequate to fund the Company’s operations for the six-

month period. Cash flows from operating activities increased from 2003 levels due primarily to a $50 million increase related to the change in inventory and other current assets in the current year compared to the prior year partially offset by an $18 million decrease related to the change in accounts receivable and a $23 million decrease related to the change in other assets compared to the prior year. Comparable store inventory at July 31, 2004 declined 2% compared to August 2, 2003. Net cash flow from operating activities was also positively impacted by higher net income during fiscal 2004.

Capital expenditures were $102.0 million for the six months ended July 31, 2004. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the six months, the Company opened one new store, Coastal Grand, Myrtle Beach, South Carolina; and three replacement stores: The Shoppes at EastChase in Montgomery, Alabama; Colonial University Village in Auburn, Alabama; and Greenbrier Mall in Chesapeake, Virginia. These four stores totaled approximately 160,000 square feet, net of replaced square footage. Capital expenditures for 2004 are expected to be approximately $270 million. On August 4, 2004, The Company opened its new 200,000 square foot store at Jordan Creek Town Center in West Des Moines, Iowa and plans to open three additional new stores in fiscal 2004 totaling 207,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2004.

During the six months ended August 2, 2003, the Company recorded a gain of $15.6 million and received net cash proceeds of $34.6 million from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas.

Cash used in financing activities for the six months ended July 31, 2004 totaled $270.2 million compared to cash used of $163.5 million for the six months ended August 2, 2003. During the six months ended July 31, 2004, the Company redeemed its $331.6 million Preferred Securities. The Company increased its short-term borrowings through its available receivable financing facilities by $72 million. During the six month ended July 31, 2004 and August 2, 2003, the Company repurchased $8.6 million and $6.0 million, respectively, of its outstanding unsecured notes prior to their related maturity dates. During the six months ended July 31, 2004 and August 2, 2003, the Company reduced its total level of outstanding debt and capital lease obligations by $11.5 million and $137.6 million, respectively. Subsequent to the current quarter, on August 2, 2004, the Company retired an additional $163.4 million of its maturing 6.43% notes.

During the six months ended August 2, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million under its existing $200 million share repurchase authorization. Approximately $56 million in share repurchase authorization remained under this open-ended plan at July 31, 2004.

On August 8, 2004, the Company announced it has entered into a definitive agreement to sell substantially all the assets of its private label credit card subsidiary, to GE Consumer Finance for approximately $1.25 billion, which includes the assumption of $400 million of securitization liabilities, the purchase of owned accounts receivable and an undisclosed premium. The Company expects to use net proceeds to reduce debt outstanding, to repurchase its common stock and for general corporate purposes. The Company expects the transaction to be accretive to fiscal 2005 earnings per share.

As part of the transaction, the Company and GE Consumer Finance will also enter into a long-term marketing and servicing alliance with an initial term of 10 years. The Company and GE Consumer Finance will share in the income generated by the long-term marketing and servicing alliance. Depending upon the performance of the alliance, The Company anticipates that income generated could be comparable to the earnings currently generated by its private label credit card operations. The transaction is expected to close by the end of the current fiscal year, subject to customary regulatory review and closing conditions.

During fiscal 2004, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash flows generated from operations. As part of its overall funding strategy and for peak working capital requirements, the Company expects to obtain funds through its credit card receivable financing facilities and its revolving credit agreement. The Company’s available receivable financing facilities provide for borrowings of up to $400 million and mature on September 30, 2004. The Company is in the process of extending the maturity date on these facilities. The Company had $122 million in borrowings outstanding under these facilities at July 31, 2004. The peak borrowings incurred under the facilities were $381.5 million during 2003. The Company expects peak funding requirements of approximately $500 million during fiscal 2004. This peak demand will be met through a combination of accounts receivable financing and the $1 billion credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $955 million at July 31, 2004). At July 31, 2004, letters of credit totaling $100.1 million were issued under this line of credit facility, resulting in available borrowings of $855 million. Other than peak working capital requirements, management believes that cash generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditure, debt service requirements and stock repurchase. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes. On August 24, 2004, the Company filed a Form S-3 in order to de-register its outstanding shelf registration for securities in the amount of $750 million.

Except as noted above, there have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 except for reductions of contractual commitments for debt due to the early payoffs during the six months ended July 31, 2004.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company is a guarantor on a $54.3 million loan for a joint venture as of July 31, 2004. At July 31, 2004, the joint venture had $13.8 million outstanding on the loan. The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits”. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132-R did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2004, the Financial Accounting Standards Board (FASB) issued a proposed interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations”. This proposed interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and would be effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB published an Exposure Draft, “Shares-Based Payment”, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for the beginning of our 2005 fiscal year. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 2.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; trends in personal bankruptcies and charge-off trends in the credit card receivables portfolio; success in gaining regulatory review and approval of the definitive agreement to sell substantially all the assets of Dillard National Bank and the effectiveness of the performance of the resulting long-term marketing and servicing alliance with GE Consumer Finance; existing market conditions regarding the company’s Class A Common Stock and outstanding debt available for purchase with proceeds from the transaction with GE Consumer Finance; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended July 31, 2004, the Company repurchased $8.6 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.3% to 8.2% for the six months ended July 31, 2004. Maturity dates ranged from 2008 to 2022 for the six months ended July 31, 2004.

During the six months ended July 31, 2004, the Company redeemed the $331.6 million Preferred Securities as planned, with $100 million borrowed under its amended revolving credit agreement and the balance borrowed under the Company’s accounts receivable securitization conduit facilities. The Company repaid all of these borrowings utilizing cash from operations during the first quarter of 2004.

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

As of July 31, 2004, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                             PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, in the ordinary  course of business,  the Company is involved in various  legal  proceedings.  The Company  believes that the  ultimate  outcome of current  litigation  will not have a material  adverse  impact on its results of  operations,  financial condition or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the  stockholders  of the Company was held on May 15, 2004. The matters  submitted to a vote of the  stockholders were as follows:

                                                                                                 Votes
                                                Votes For              Votes Against           Abstained
                                            -------------------   ------------------------   ---------------

Election of Directors

Class A Nominees
  Robert C. Connor                                  60,069,958                 10,119,525                 0
  Will D. Davis                                     59,901,944                 10,287,539                 0
  John Paul Hammerschmidt                           59,822,509                 10,366,974                 0
  Peter Johnson                                     60,454,245                  9,735,238                 0

Class B Nominees
  Drue Corbusier                                     3,986,760                          0                 0
  Alex Dillard                                       3,986,760                          0                 0
  William Dillard, II                                3,986,760                          0                 0
  Mike Dillard                                       3,986,760                          0                 0
  James I. Freeman                                   3,986,760                          0                 0
  Warren A. Stephens                                 3,986,760                          0                 0
  William H. Sutton                                  3,986,760                          0                 0
  J. C. Watts                                        3,986,760                          0                 0

Other Proposals
Global Human Rights Standards                        6,290,710                 56,831,585         4,208,595
Ratification of Auditors                            72,320,663                  1,268,307           587,272

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has  calculated  the ratio of earnings to fixed  charges  pursuant  to Item 503 of  Regulation  S-K of the  Securities  and
Exchange Act as follows:

     Six Months Ended                                     Fiscal Years Ended
----------------------------  ----------------------------------------------------------------------------

  July 31,       August 2,    January 31,     February 3,    February 2,     February 3,     January 29,
    2004           2003           2004           2003            2002           2001*           2000
--------------  ------------  -------------  -------------- --------------- --------------  --------------

    1.48           0.63           1.07           1.94            1.52           1.79            2.00
==============  ============  =============  ============== =============== ==============  ==============

     * 53 week year.

Item 6.  Exhibits

Number                                                  Description
2*             Purchase,  Sale and Servicing Transfer  Agreement,  dated as of August 7, 2004, among Dillard's,  Inc.,
                      Dillard National Bank,  General  Electric  Capital  Corporation and GE Capital Consumer Card Co.
                      (Exhibit 2.1 to Form 8-K dated as of August 7, 2004 in 1-6140)
10*            Private  Label Credit Card Program  Agreement,  dated as of August 7, 2004,  by and between  Dillard's,
                      Inc.  and GE Capital  Consumer  Card Co.  (Exhibit 2.1 to Form 8-K dated as of August 7, 2004 in
                      1-6140)
12             Statement re:  Computation of Earnings to Fixed Charges
31(a)           Certification of Chief Executive  Officer  Pursuant to Securities  Exchange Act Rule 13a-14(a) (17 CFR
                      240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
31(b)          Certification  of Chief Financial  Officer  Pursuant to Securities  Exchange Act Rule 13a-14(a) (17 CFR
                      240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
32(a)          Certification  of Chief  Executive  Officer  Pursuant  to Section 18 U.S.C.  Section  1350,  as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)          Certification  of Chief  Financial  Officer  Pursuant  to Section 18 U.S.C.  Section  1350,  as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference as indicated.

                                                              SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              DILLARD'S, INC.
                                                              (Registrant)

DATE:  September 9, 2004                                       /s/James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)