Form 10-Q
period 2004-10-30
DILLARDS INC
filed 2004-12-08
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                (Mark One)

                [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 30, 2004

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

                               CLASS A COMMON STOCK as of October 30, 2004          78,116,624
                               CLASS B COMMON STOCK as of October 30, 2004           4,010,929

                                                      Index

                                                  DILLARD'S, INC.

                                                                                                             Page
Part I.  FINANCIAL INFORMATION                                                                              Number

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of October 30, 2004, January 31, 2004 and
              November 1, 2003.                                                                               3

         Consolidated  Statements of Operations and Retained  Earnings for the Three,  Nine and Twelve
              Month Periods Ended October 30, 2004 and November 1, 2003.                                      4

         Consolidated  Statements  of Cash  Flows  for the Nine  Months  Ended  October  30,  2004 and
              November 1, 2003.                                                                               5

         Notes to Consolidated Financial Statements.                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                                     11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                           21

Item 4.  Controls and Procedures.                                                                             22

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                                   22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                         23

Item 3.  Defaults Upon Senior Securities.                                                                     23

Item 4.  Submission of Matters to a Vote of Security Holders.                                                 23

Item 5.  Other Information.                                                                                   23

Item 6.  Exhibits.                                                                                            24

SIGNATURES                                                                                                    24

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                  DILLARD'S, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in Thousands)

                                                                   October 30,     January 31,      November 1,
                                                                      2004             2004            2003
                                                                 -------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                            $  56,484       $  160,873      $  110,368
  Accounts receivable, net                                                 2,601        1,191,489       1,119,926
  Merchandise inventories                                              2,178,312        1,632,377       2,287,665
  Other current assets                                                    76,317           38,952          85,570
  Assets held for sale                                                   995,643                -               -
                                                                 -------------------------------------------------

    Total current assets                                               3,309,357        3,023,691       3,603,529

Property and Equipment, net                                            3,154,680        3,197,469       3,241,622
Goodwill                                                                  36,731           36,731          39,214
Other Assets                                                             158,896          153,206         130,855
                                                                 -------------------------------------------------

Total Assets                                                          $6,659,664      $ 6,411,097      $7,015,220
                                                                 =================================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Trade accounts payable and accrued expenses                         $1,210,898       $  679,854      $1,278,793
  Current portion of capital lease obligations                             2,164            2,126           1,923
  Current portion of long-term debt                                       91,660          166,041         297,899
   Federal and state income taxes                                         78,351          106,487               -
  Other short-term borrowings                                            333,000           50,000          20,500
  Current portion of Guaranteed Preferred Beneficial
    Interests in the Company's Subordinated Debentures                         -          331,579               -
  Liabilities related to assets held for sale                            400,000                -               -
                                                                 -------------------------------------------------

    Total current liabilities                                          2,116,073        1,336,087       1,599,115

Long-term Debt                                                         1,350,750        1,855,065       1,855,648
Capital Lease Obligations                                                 16,026           17,711          17,245
Other Liabilities                                                        152,732          147,901         137,763
Deferred Income Taxes                                                    616,624          617,236         680,457
Guaranteed Preferred Beneficial Interests in the
  Company's Subordinated Debentures                                      200,000          200,000         531,579

Stockholders' Equity:
  Common stock                                                             1,175            1,169           1,167
  Additional paid-in capital                                             725,726          713,974         711,588
  Accumulated other comprehensive loss                                  (11,281)         (11,281)         (4,496)
  Retained earnings                                                    2,200,608        2,201,623       2,153,724
  Less treasury stock, at cost                                         (708,769)        (668,388)       (668,570)
                                                                 -------------------------------------------------

    Total stockholders' equity                                         2,207,459        2,237,097       2,193,413
                                                                 -------------------------------------------------

Total Liabilities and Stockholders' Equity                            $6,659,664       $6,411,097      $7,015,220
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

                                                           DILLARD'S, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                             (Unaudited)
                                            (Amounts in Thousands, Except Per Share Data)

                                                    Three Months Ended            Nine Months Ended           Twelve Months Ended
                                                ---------------------------- ---------------------------------------------------------
                                                 October 30,   November 1,    October 30,   November 1,    October 30,   November 1,
                                                    2004          2003           2004           2003          2004          2003
                                                ---------------------------- ---------------------------------------------------------
Net Sales                                          $1,698,897    $1,764,484     $5,224,672     $5,299,880    $7,523,726    $7,687,771
Service Charges, Interest and Other Income             56,250        55,952        172,409        192,209       244,934       320,629
                                                ---------------------------- ---------------------------------------------------------

                                                    1,755,147     1,820,436      5,397,081      5,492,089     7,768,660     8,008,400
Costs and Expenses:
  Cost of sales                                     1,140,898     1,200,053      3,474,244      3,598,443     5,045,974     5,237,413
  Advertising, selling, administrative
      and general expenses                            521,002       517,176      1,530,910      1,534,662     2,094,195     2,108,247
  Depreciation and amortization                        74,547        74,187        223,033        222,775       290,919       292,984
  Rentals                                              12,715        14,725         39,373         42,684        60,790        65,645
  Interest and debt expense                            35,188        37,338        110,706        140,127       151,644       186,612
  Asset impairment and store closing charges                -         1,702          4,680         18,765        29,642        71,851
                                                ---------------------------- ---------------------------------------------------------

Total Cost and Expenses                             1,784,350     1,845,181      5,382,946      5,557,456     7,673,164     7,962,752
                                                ---------------------------- ---------------------------------------------------------

Income (Loss) Before Income Taxes                    (29,203)      (24,745)         14,135       (65,367)        95,496        45,648
Income Taxes (Benefit)                               (10,515)       (8,910)          5,090       (23,535)        35,275        15,230
                                                ---------------------------- ---------------------------------------------------------

Net Income (Loss)                                    (18,688)      (15,835)          9,045       (41,832)        60,221        30,418
Retained Earnings at Beginning
  of Period                                         2,222,659     2,172,897      2,201,623      2,205,674     2,153,724     2,136,811
Cash Dividends Declared                               (3,363)       (3,338)       (10,060)       (10,118)      (13,337)      (13,505)
                                                ---------------------------- ---------------------------------------------------------

Retained Earnings at End of Period                 $2,200,608    $2,153,724     $2,200,608     $2,153,724   $ 2,200,608   $ 2,153,724
                                                ============================ =========================================================

Earnings (Loss) Per Share:
  Basic                                               $(0.23)       $(0.19)         $ 0.11       $ (0.50)         $0.72         $0.36
                                                ============================ =========================================================

  Diluted                                             $(0.23)       $(0.19)         $ 0.11       $ (0.50)         $0.72         $0.36
                                                ============================ =========================================================

Cash Dividends Declared Per Common Share                $0.04         $0.04          $0.12          $0.12         $0.16         $0.16

See notes to consolidated financial statements.

                                              DILLARD'S, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                           (Amounts in Thousands)

                                                                                   Nine Months Ended
                                                                            ---------------------------------
                                                                               October 30,      November 1,
                                                                                  2004            2003
                                                                            ---------------------------------

Operating Activities:
Net income (loss)                                                                    $ 9,045      $ (41,832)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                    226,521         228,045
    Provision for loan losses                                                         12,835          24,763
    Asset impairment and store closing charges                                         4,680          18,765
    Gain on sale of joint venture                                                          -        (15,624)
    Income tax benefit on nonqualified stock options                                   1,259               -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                183,938         192,980
      Increase in merchandise inventories and other current assets                 (583,720)       (723,854)
      (Increase) decrease in other assets                                           (10,044)             276
      Increase in trade accounts payable and accrued expenses,
        other liabilities and income taxes                                           505,358         569,771
                                                                            ---------------------------------

Net cash provided by operating activities                                           349,872         253,290

Investing Activities:
  Purchases of property and equipment                                              (188,732)       (171,845)
  Proceeds from sales of property and equipment                                        2,076               -
  Net proceeds from sale of joint venture                                                  -          34,579
                                                                            ---------------------------------

Net cash used in investing activities                                              (186,656)       (137,266)

Financing Activities:
  Principal payments on long-term debt and capital lease obligations               (180,343)       (139,561)
  Net proceeds from short-term borrowings                                            283,000          20,500
  Retirement of Guaranteed Preferred Beneficial Interests in the
     Company's Subordinated Debentures                                             (331,579)               -
  Proceeds from issuance of common stock                                              11,758             264
  Cash dividends paid                                                               (10,060)        (10,118)
  Purchase of treasury stock                                                        (40,381)        (19,097)
                                                                            ---------------------------------

Net cash used in financing activities                                              (267,605)       (148,012)

Decrease in Cash and Cash Equivalents                                              (104,389)        (31,988)
Cash and Cash Equivalents, Beginning of Period                                       160,873         142,356
                                                                            ---------------------------------

Cash and Cash Equivalents, End of Period                                            $ 56,484       $ 110,368
                                                                            =================================

See notes to consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, nine and twelve month periods ended October 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 13, 2004.

Note 2. Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. No compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123". If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands, except per share data):

                                             Three Months Ended                Nine Months Ended               Twelve Months Ended
                                         October 30,      November 1,     October 30,      November 1,     October 30,      November 1,
                                             2004            2003             2004            2003             2004            2003
                                      --------------- ---------------- --------------- ---------------- --------------- ----------------
Net Income (Loss):
  As reported                             $(18,688)        $(15,835)         $ 9,045        $(41,832)         $60,221          $30,418
  Deduct: Total stock based employee
  compensation expense determined
  under fair value based method, net
  of taxes                                    (303)            (584)         (1,168)          (2,097)         (1,720)          (3,090)
                                     --------------- ---------------- --------------- ---------------- --------------- ----------------
    Pro forma                             $(18,991)        $(16,419)          $7,877        $(43,929)         $58,501          $27,328
                                     =============== ================ =============== ================ =============== ================

Basic Earnings (Loss) Per Share:
  As reported                               $(0.23)          $(0.19)           $0.11          $(0.50)           $0.72            $0.36
  Pro forma                                  (0.23)           (0.20)            0.09           (0.53)            0.70             0.32
                                     --------------- ---------------- --------------- ---------------- --------------- ----------------
   Diluted Earnings (Loss) Per Share:
  As reported                               $(0.23)          $(0.19)           $0.11          $(0.50)           $0.72            $0.36
  Pro forma                                  (0.23)           (0.20)            0.09           (0.53)            0.70             0.32
                                     --------------- ---------------- --------------- ---------------- --------------- ----------------
The Company did not grant any options during the three, nine and twelve month periods ended October 30, 2004 and November 1, 2003.

Note 3. Assets Held for Sale

On November 1, 2004, the Company completed its previously announced agreement to sell substantially all the assets of its private label credit card business to GE Consumer Finance. GE Consumer Finance has purchased substantially all of the assets of Dillard National Bank for approximately $1.1 billion, which includes the assumption of $400 million of securitization liabilities, the purchase of owned accounts receivable and an undisclosed premium. The purchase price was originally estimated at $1.25 billion based upon estimated calendar year-end accounts receivable balances. The actual purchase price reflects the earlier closing date and the seasonal nature of the accounts receivable balances, which are expected to increase during the last two months of the calendar year. Instead of being received at closing, Dillard’s anticipates that the amount attributable to seasonal sales increases will now be realized through daily cash settlements with GE Consumer Finance during the remainder of the calendar year.

As part of the transaction, Dillard’s and GE Consumer Finance have entered into a long-term marketing and servicing alliance with an initial term of 10 years. GE Consumer Finance will own the accounts and balances generated during the term of the alliance and will provide all key customer service functions supported by ongoing credit marketing efforts.

The financial impact of the transaction on Dillard’s ongoing financial results will reflect the effects of Company’s use of proceeds as well as the effect of income generated under the long-term marketing and servicing alliance. Dillard’s expects to use net proceeds to reduce debt outstanding, to repurchase its common stock and for general corporate purposes.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reclassified on its balance sheet as of October 30, 2004 substantially all of the assets of its private label credit card business and the related liabilities to “assets held for sale” and “liabilities related to assets held for sale”, respectively. The carrying amounts of the major classes of these assets and liabilities at October 30, 2004 were as follows (in thousands):

                                                                    October 30,
                                                                        2004
                                                               ----------------
       Accounts receivable, net                                        $992,115
       Other current assets                                                 420
       Property and equipment, net                                        2,242
       Other assets                                                         866
                                                               ----------------
         Total assets held for sale                                   $ 995,643
                                                               ================

       Long-term debt                                                 $ 400,000
                                                               ----------------
        Total liabilities related to assets held for sale             $ 400,000
                                                               ================

Note 4. Accounts Receivable Securitization

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

All borrowings under the Company’s receivable financing conduit are recorded on the balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of October 30, 2004, January 31, 2004 and November 1, 2003.

At October 30, 2004 and November 1, 2003, the Company had $333.0 million and $20.5 million, respectively, in outstanding short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs.

Concurrent with the closure of the sale of the assets of the private label credit card business to GE Consumer Finance, the Company terminated its $400 million accounts receivable conduit facilities. On the closing, the Company paid the related outstanding short term conduit financing in the amount of $333 million (See Note 3).

Note 5. Asset Impairment and Store Closing Charges

During the nine months ended October 30, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the first quarter of 2004. The write-down to fair value was deemed necessary due to the deterioration in these stores’ market values in the first quarter of 2004. The Company does not expect to incur significant additional exit costs during fiscal 2004 related to these stores.

During the quarter ended November 1, 2003, the Company recorded a $1.7 million write-off of a beneficial lease on one store. During the nine months ended November 1, 2003, the Company recorded $18.8 million for asset impairment and store closing charges related to eight stores. The charge consists of property and equipment write-downs to fair value for these under-performing stores and further deterioration of the estimated market value of certain assets held for sale.

Note 6. Sale of Joint Venture and Credit Associated with the Mercantile Acquisition

During the nine months ended November 1, 2003, the Company sold its interest in Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The net assets, excluding assumed debt, of the mall property were approximately $58.4 million and were included as a non-cash item in the consolidated statement of cash flows. The Company recorded a pretax gain of $15.6 million pertaining to the sale of its interest in Sunrise Mall for the nine months ended November 1, 2003. The gain on the sale was recorded in service charges, interest and other income.

During the nine months ended November 1, 2003, the Company recorded a $12.3 million pretax credit as a reduction of advertising, selling, administrative and general expenses due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information.

Note 7. Retirement of Preferred Securities, Note Repurchase and Common Stock Repurchase

The Company redeemed the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a wholly owned subsidiary of the Company, effective February 2, 2004. No gain or loss was incurred related to the redemption.

During the quarter ended October 30, 2004, the Company repurchased $4.5 million of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended October 30, 2004, the Company repurchased $13.1 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.3% to 8.2% for the nine months ended October 30, 2004. Maturity dates ranged from 2008 to 2028 for the nine months ended

October 30, 2004. A gain of $108,000 and $153,000 were recorded from the unsecured notes during the three and nine months ended October 30, 2004, respectively.

During the quarter ended October 30, 2004, the Company retired $163.4 million of its maturing 6.4% notes. On November 1, 2004 the Company called the remaining $26.1 million of its publicly outstanding 8.2% notes of Mercantile Stores Company, Inc.

During the nine months ended November 1, 2003, the Company called the remaining $125.9 million of its 6.4% Reset Put Securities (“REPS”) due August 1, 2013 prior to their maturity dates. These notes were subject to mandatory repricing on August 1, 2003. A call premium of $15.6 million related to this early retirement is included in interest expense for the nine months ended November 1, 2003.

During the nine months ended November 1, 2003, the Company repurchased $6.0 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.4% to 6.9%. Maturity dates ranged from 2004 to 2013. No gains or losses resulted from the repurchase of the unsecured notes during the nine months ended November 1, 2003.

During the quarter and nine months ended October 30, 2004, the Company repurchased approximately 2.0 million shares of Class A common stock for $40.4 million. During the quarter ended November 1, 2003, the Company did not repurchase any Class A common stock. During the nine months ended November 1, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million. The Company’s board of directors authorized the program in May of 2000. Approximately $16 million in share repurchase authorization remained under this open-ended plan at October 30, 2004.

Note 8. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

                                              Three Months Ended               Nine Months Ended              Twelve Months Ended
                                         ------------------------------  ------------------------------   -----------------------------
                                          October 30,    November 1,      October 30,    November 1,       October 30,   November 1,
                                              2004           2003             2004           2003             2004           2003
                                         ------------------------------  ------------------------------   -----------------------------
Basic:
  Net income (loss)                           $(18,688)      $(15,835)           $9,045      $(41,832)          $60,221        $30,418
                                         ==============================  ==============================   =============================

  Weighted average shares of common
    stock outstanding                            82,894         83,303           83,378         83,735           83,375         83,971
                                         ==============================  ==============================   =============================

  Basic Earnings (Loss) Per Share              $ (0.23)       $ (0.19)           $ 0.11       $ (0.50)           $ 0.72         $ 0.36
                                         ==============================  ==============================   =============================

                                               Three Months Ended             Nine Months Ended              Twelve Months Ended
                                          -----------------------------  -----------------------------  ------------------------------
                                           October 30,   November 1,      October 30,   November 1,      October 30,    November 1,
                                              2004           2003            2004           2003            2004           2003
                                          -----------------------------  -----------------------------  ------------------------------
Diluted:
  Net income (loss)                           $(18,688)      $(15,835)          $9,045      $(41,832)         $60,221         $30,418
                                          =============================  =============================  ==============================

  Weighted average shares of common
    stock outstanding                            82,894         83,303          83,378         83,735          83,375          83,971
  Stock options                                       -              -             487              -             443             271
                                          -----------------------------  -----------------------------  ------------------------------
  Total weighted average equivalent
    shares                                       82,894         83,303          83,865         83,735          83,818          84,242
                                          =============================  =============================  ==============================

  Diluted Earnings (Loss) Per Share            $ (0.23)       $ (0.19)          $ 0.11       $ (0.50)          $ 0.72          $ 0.36
                                          =============================  =============================  ==============================
Total stock options outstanding were 5,951,674 and 9,361,875 at October 30, 2004 and November 1, 2003, respectively. Of these, options to purchase 4,258,369 and 7,985,625 shares of Class A common stock at prices ranging from $24.01 to $40.22 and $15.74 to $40.22 per share at October 30, 2004 and November 1, 2003, respectively, were not included in the computation of diluted earnings per share because they would be antidilutive. No stock options were included for the three months ended October 30, 2004 or the three and nine months ended November 1, 2003 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 9. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

                                          Three Months Ended              Nine Months Ended                Twelve Months Ended
                                     October 30,     November 1,      October 30,     November 1,      October 30,     November 1,
                                        2004             2003            2004             2003            2004            2003
                                   ---------------- --------------- ---------------- --------------- ---------------- --------------

Net Income (Loss)                        $(18,688)       $(15,835)           $9,045       $(41,832)          $60,221        $30,418
Other Comprehensive Loss:
Minimum pension liability
  adjustment, net of taxes                       -               -                -               -          (6,785)        (4,496)
                                   ---------------- --------------- ---------------- --------------- ---------------- --------------
Total Comprehensive Income
  (Loss)                                 $(18,688)       $(15,835)           $9,045       $(41,832)          $53,436        $25,922
                                   ================ =============== ================ =============== ================ ==============

Note 10. Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a guarantor on a $54.3 million loan for a joint venture as of October 30, 2004. At October 30, 2004, the joint venture had $26.7 million outstanding on the loan. At October 30, 2004, letters of credit totaling $78.2 million were issued under the Company’s $1 billion credit facility.

Note 11. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made participant distributions of $2.5 million during the nine months ended October 30, 2004. The Company expects to make participant distributions of approximately $0.9 million for the remainder of fiscal 2004.

        The components of net periodic benefit costs are as follows (in thousands):

                                                 Three Months Ended            Nine Months Ended           Twelve Months Ended
                                            October 30,     November 1,    October 30,    November 1,   October 30,   November 1,
                                                2004           2003            2004          2003          2004           2003
                                            ------------- ---------------- ------------- ------------- -------------- -------------
  Components of net periodic benefit costs:
  Service cost                                     $ 442            $ 248        $1,327         $ 745         $1,576        $1,099
  Interest cost                                    1,145            1,059         3,434         3,176          4,493         4,074
  Net actuarial gain                                 286               32           859            98            892            59
  Amortization of prior service cost                 157              157           470           470            626           470
                                            ------------- ---------------- ------------- ------------- -------------- -------------
  Net periodic benefit costs                      $2,030           $1,496       $ 6,090       $ 4,489         $7,587        $5,702
                                            ============= ================ ============= ============= ============== =============

Note 12. Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits”. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132-R did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2004, the FASB issued a proposed interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This proposed interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, and would be effective no later than the end of our 2005 fiscal year. The Company has determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB published an Exposure Draft, “Shares-Based Payment,” an amendment of SFAS No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement is expected to be effective for fiscal periods beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 2.

Item 2. Management’s Discussion and Analysis of FinancialCondition
and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us”, or “our”) operates 331 retail department stores in 29 states. Our stores are located in suburban shopping malls and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Noteworthy items for the quarter ended October 30, 2004 include the following:

o        The announcement of a definitive agreement with GE Consumer Finance to sell substantially all of the assets of the Company's private label credit card business.  The sale was completed on November 1, 2004.

o        A comparable store sales decrease of 4%.

o        Gross profit improvement of 80 basis points of sales compared to the three months ended November 1, 2003.

o        Inventory in comparable stores declined 6% compared to inventory position at November 1, 2003.

o        An increase of advertising, selling, administrative and general expenses of $3.8 million compared to the three months ended November 1, 2003.

o        Decrease in interest and debt expense of $2.1 million compared to the three months ended November 1, 2003.

2004 Guidance

A summary of guidance on key financial measures for 2004, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.

         (In millions of dollars)                  2004                  2003
                                                  Estimated             Actual
--------------------------------------------------------------------------------------------------------------------

          Depreciation and amortization             $  295              $  291
          Rental expense                                60                  64
          Interest and debt expense                    140                 181
          Capital expenditures                         265                 227
--------------------------------------------------------------------------------------------------------------------

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

Asset impairment and store closing charges. Asset impairment and store closing charges consist of write- downs to fair value of under-performing stores including property and equipment and goodwill and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

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

Merchandise inventory. Approximately 97% of the inventories are valued at lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued by the specific identified cost method.

Allowance for doubtful accounts.   The accounts receivable from the Company’s proprietary credit card sales are subject to credit losses. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance is based on historical experience with similar customers including write-off trends, current aging information and year-end balances. Bankruptcies and recoveries used in the allowance calculation are projected based on qualitative factors such as current and expected consumer and economic trends. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions. Subsequent to the current quarter ended October 30, 2004, the Company sold substantially all of its accounts receivable to GE Consumer Finance and will no longer need to maintain an allowance for doubtful accounts.

Vendor Allowances. The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other vendor allowances are recognized as a reduction of cost purchases when received. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

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

All borrowings under our receivable financing conduit are recorded on balance sheet and included in “Long-term Debt” or “Other short-term borrowings” on the consolidated balance sheet. As of November 1, 2003 we had $400 million of long-term debt outstanding under this agreement. The $400 million of long-term debt was reclassed to “Liabilities related to assets held for sale” as of October 30, 2004. As of October 30, 2004 and November 1, 2003 we had $333 million and $20.5 million in other short-term borrowings outstanding, respectively.

Concurrent with the closure of the sale of the assets of the private label credit card business to GE Consumer Finance, the Company terminated its $400 million accounts receivable conduit facilities. On the closing, the Company paid the related outstanding short term conduit financing in the amount of $333 million.

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

                                          Three Months Ended             Nine Months Ended             Twelve Months Ended
                                     -----------------------------  -----------------------------  ----------------------------
                                      October 30,    November 1,    October 30,     November 1,    October 30,    November 1,
                                         2004            2003           2004           2003            2004           2003
                                     --------------  -------------  -------------  --------------  -------------  -------------

Net sales                                    100.0%        100.0%        100.0%         100.0%        100.0%        100.0%
Cost of sales                                 67.2           68.0           66.5            67.9           67.1           68.1
                                     --------------  -------------  -------------  --------------  -------------  -------------

Gross profit                                  32.8           32.0           33.5            32.1           32.9           31.9

Advertising, selling, administrative
  and general expenses                        30.7           29.3           29.3            29.0           27.8           27.4
Depreciation and amortization                  4.4            4.2            4.2             4.2            3.9            3.8
Rentals                                        0.7            0.9            0.8             0.8            0.8            0.9
Interest and debt expense                      2.0            2.1            2.1             2.6            2.0            2.4
Asset impairment and store closing
  charges                                        -            0.1            0.1             0.3            0.4            1.0
                                     --------------  -------------  -------------  --------------  -------------  -------------
     Total operating expenses                 37.8           36.6           36.5            36.9           34.9           35.5
Service charges, interest and other
   income                                      3.3            3.2            3.3             3.6            3.3            4.2
                                     --------------  -------------  -------------  --------------  -------------  -------------
Income (loss) before income taxes            (1.7)          (1.4)            0.3           (1.2)            1.3            0.6
Income taxes (benefit)                       (0.6)          (0.5)            0.1           (0.4)            0.5            0.2
                                     --------------  -------------  -------------  --------------  -------------  -------------

Net income (loss)                            (1.1) %        (0.9) %          0.2%         (0.8) %          0.8%          0.4%
                                     ==============  =============  =============  ==============  =============  =============

Net Sales

The percent change by category in the Company’s sales for the three and nine months ended October 30, 2004 compared to the three and nine months ended November 1, 2003 is as follows:

                                                            % Change
       -------------------------------------------- ------------- -------------
                                                    Three Months  Nine Months
       -------------------------------------------- ------------- -------------
       Cosmetics                                            0.6%          0.5%
       Women's and Juniors' Clothing                       -7.8%         -3.0%
       Children's Clothing                                 -1.7%         -4.6%
       Men's Clothing and Accessories                      -8.4%         -3.8%
       Shoes, Accessories and Lingerie                      2.7%          3.5%
       Home                                                -1.0%          2.1%
       -------------------------------------------- ------------- -------------

Net sales decreased 4% on a total and a comparable store basis for the three-month period ended October 30, 2004 compared to the three-month period ended November 1, 2003. Sales were strongest in cosmetics and shoes, accessories and lingerie during the third quarter of 2004, with those areas performing significantly above the Company average trend of a 4% decline for the period. Sales in the children’s areas and home areas were above the average trend for total Company sales performance. Sales were weakest in the men’s and women’s and juniors’ categories, trending significantly below the average Company performance for the period.

During the three month period ended October 30, 2004, sales were strongest in the Company’s Western region and strongly exceeded the average company sales performance for the quarter. Sales in the Central region were in line with trend. The Company’s Eastern region’s sales were slightly below trend and were negatively affected by the Florida hurricanes.

Dillard’s continues to focus on improvement in its merchandise mix. The Company’s efforts to drive differentiation by offering more upscale, more fashion-forward and younger – focused product choices are key strategies in this process. The Company seeks to provide such merchandise from both national and exclusive brand sources. Under-performing lines of product from both national and exclusive sources will continue to be eliminated and replaced with more promising brands in the Company’s ongoing efforts to improve its merchandise mix.

Net sales declined 1% for the nine-month period ended October 30, 2004 compared to the same period in 2003. Sales in comparable stores declined 2% for the nine-month period ended October 30, 2004.

Cost of Sales

Cost of sales, as a percentage of net sales, decreased to 67.2% for the quarter ended October 30, 2004, from 68.0% for the quarter ended November 1, 2003. This decrease of 80 basis points in cost of sales for the three months ended October 30, 2004, is attributable to improved levels of markups partially offset by higher levels of markdown activity as the Company worked to maintain control over inventory levels in a period of declining sales. The increased markup percentage was responsible for a decrease in cost of sales of 1.1% of sales. The higher level of markdown activity increased the cost of sales by 0.3% of sales. Improved gross margins were noted in children’s, cosmetics and men’s categories. The remaining categories had lower gross margins during the quarter ended October 30, 2004. Inventory in comparable stores at October 30, 2004 declined 6% compared to the inventory balance at November 1, 2003.

Cost of sales, as a percentage of net sales, for the nine months ended October 30, 2004 and November 1, 2003 was 66.5% and 67.9%, respectively. The decrease of 140 basis points in cost of sales for the nine months ended October 30, 2004, is attributable to increased markup percentage that was responsible for a decrease in cost of sales of 1.0% of sales and lower levels of markdown activity that decreased the cost of sales by 0.4% of sales.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, increased to 30.7% for the quarter ended October 30, 2004 compared to 29.3% for the quarter ended November 1, 2003. SG&A expenses increased $3.8 million for the quarter ended October 30, 2004 compared with the quarter ended November 1, 2003. The increase was primarily driven by increases in advertising, insurance, utilities and supplies expense totaling $10.9 million. These were partially offset by decreases in payroll, services purchased and bad debt expense totaling $8.7 million. The decrease in payroll was caused primarily by a reduction in incentive based sales payroll which is directly tied to the decrease in sales during 2004. Improvement in the quality of accounts receivable as well as a reduction in outstanding accounts receivable contributed to the lower bad debt expense. Other SG&A expense areas netted to a $1.6 million increase.

The comparable relationship between SG&A expenses and net sales for the nine months ended October 30, 2004 and November 1, 2003, respectively, was 29.3% and 29.0%, with the increase due to a lack of sales leverage as SG&A expenses actually declined by $3.8 million in 2004 compared to the same nine month period in 2003.

SG&A expenses for the nine months ended November 1, 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information. Excluding the credit for 2003, SG&A expenses decreased $16.1 million on a comparable basis. The improvement in SG&A expenses was also driven by savings in bad debts expense ($18.5 million) and services purchased ($5.0 million) partially offset by an increase in advertising, utilities and taxes expense.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of net sales, was 4.4% for the three-month period ended October 30, 2004 compared to 4.2% for the similar period in 2003. Depreciation and amortization expense, as a percentage of net sales was 4.2% for the nine months ended October 30, 2004 and November 1, 2003. The increase in the percentage for the three months was the result of a lack of sales leverage as depreciation expenses were relatively unchanged for the three and nine months ended October 30, 2004 compared to the similar periods in 2003.

Rentals

Rentals, as a percentage of net sales, was 0.7% and 0.8% for the three months and nine months ended October 30, 2004 compared to 0.9% and 0.8% for the same three and nine month periods in 2003, respectively. Rentals declined $2.0 million and $3.3 million for the three and nine month periods ended October 30, 2004 compared to November 1, 2003, respectively. The decrease in rentals is due to a reduction in store rent expense relating to a decline in the number of leased stores and to a reduction in data processing equipment.

Interest and Debt Expense

Interest and debt expense was $35.2 million for the three-month period ended October 30, 2004 compared with $37.3 million for the similar period in 2003. Interest expense for the quarter ended November 1, 2003 includes a credit of $4.1 million received from the Internal Revenue Service as a result of the Company’s filing of an interest netting claim related to previously settled tax years. Excluding this credit, interest expense declined $6.2 million for the third quarter of 2004. The decline in interest and debt expense in 2004 was due to a $342 million reduction in average outstanding debt in the third quarter 2004 compared to the third quarter of 2003.

Interest and debt expense, as a percent of net sales, was 2.1% for the nine-month period ended October 30, 2004 compared to 2.6% for the similar period in 2003. Interest and debt expense was $110.7 million for the nine-month period ended October 30, 2004 compared with $140.1 million for the similar period in 2003. This reduction is partially due to a call premium of $15.6 million related to the early retirement of debt included in interest expense for the nine months ended November 1, 2003. Interest expense for the nine months ended November 1, 2003 includes the aforementioned credit of $4.1 million received from the Internal Revenue Service. The remainder of the decline in interest and debt expense in 2004 was due to the reduction in outstanding debt in 2004 compared to 2003. The Company redeemed $331.6 million Preferred Securities on February 2, 2004.

Asset Impairment and Store Closing Charges

During the nine months ended October 30, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the first quarter of 2004. The write-down to fair value was deemed necessary due to the deterioration in these stores’ market values in the first quarter of 2004. The Company does not expect to incur significant additional exit costs during fiscal 2004 related to these stores.

The Company considers holiday sales in the fourth quarter to be an important factor in the determination of store impairment. The Company will perform an evaluation on stores whenever events or circumstances suggest that impairment may have occurred.

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

Service Charges, Interest and Other Income

Service charges, interest and other income, as a percentage of net sales, was 3.3% for the three months and nine months ended October 30, 2004 compared to 3.2% and 3.6% for the same three and nine month periods in 2003, respectively. Service charges, interest and other income for the three months ended October 30, 2004 were relatively flat compared to the three months ended November 1, 2003. However, due to a reduction in average trade accounts receivable, service charge income declined $4.9 million for the three months ended October 30, 2004 but was offset by increased credit related fees and higher equity investment income.

Service charges, interest and other income for the nine months ended October 30, 2004 decreased to $172.4 million from $192.2 million for the nine months ended November 1, 2003. This decrease is due to the inclusion of a gain of $15.6 million relating to the sale of the Company’s interest in Sunrise Mall and its associated center in Brownsville, Texas during the first quarter of 2003 and lower service charge income due to lower average trade accounts receivable during 2004 compared to 2003. This decrease was partially offset by higher credit related fees.

Income Taxes

The actual federal and state income tax rates for the three and nine-month periods ended October 30, 2004 and November 1, 2003 was 36%.

Financial Condition

Financial Position Summary

(in thousands of dollars)                        October 30, 2004      November 1, 2003       $ Change       % Change
----------------------------------------------- -------------------- --------------------- --------------- -------------
Cash and cash equivalents                                  $ 56,484             $ 110,368        (53,884)         -49.0
Short-term debt                                             333,000                20,500        312,500              *
Current portion of long-term debt                            91,660               297,899        (206,239)        -69.2
Long-term debt                                            1,350,750             1,855,648        (504,898)        -27.2
Guaranteed Preferred Beneficial Interests                   200,000               531,579       (331,579)         -62.4
Stockholders' equity                                      2,207,459             2,193,413         14,046            0.6

Current ratio                                                  1.56                  2.25
Debt to capitalization                                        51.8%                 55.2%
----------------------------------------------- -------------------- --------------------- --------------- -------------

*  Percent change greater than 100%

Cash provided by operating activities totaled $349.9 million and $253.3 million for the nine months ended October 30, 2004 and November 1, 2003, respectively, and were adequate to fund the Company’s operations for the nine-month period. Cash flows from operating activities increased from 2003 levels due primarily to a $140 million increase related to the change in inventory and other current assets in the current year compared to the prior year partially offset by a $9 million decrease related to the change in accounts receivable, a $10 million decrease related to the change in other assets and a $64 million decrease related to the change in accounts payable, accrued expenses, other liabilities and income taxes compared to the prior year. Substantially all accounts receivable were reclassed to assets held for sale at October 30, 2004. Comparable store inventory at October 30, 2004 declined 6% compared to November 1, 2003. Net cash flow from operating activities was also positively impacted by higher net income during fiscal 2004 compared to a net loss in fiscal 2003. This higher net income was offset by lower impairment charges and lower provision for loan losses during fiscal 2004.

Capital expenditures were $188.7 million for the nine months ended October 30, 2004. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the nine months, the Company opened four new stores: Coastal Grand, Myrtle Beach, South Carolina; Jordan Creek Town Center, West Des Moines, Iowa; Eastern Shore, Spanish Fort, Alabama; and South Park Mall, Moline, Illinois; and four replacement stores: The Shoppes at EastChase in Montgomery, Alabama; Colonial University Village in Auburn, Alabama; Greenbrier Mall in Chesapeake, Virginia; and Yuma Palms, in Yuma, Arizona. These eight stores totaled approximately 328,000 square feet, net of replaced square footage. Capital expenditures for 2004 are expected to be approximately $265 million. The Company closed six store locations totaling 641,000 square feet during the nine months ended October 30, 2004.

The Company expects to open four stores totaling approximately 840,000 square feet during the spring season of 2005. Future capital requirements will depend primarily on the number of new stores opened, the number of existing stores remodeled and the timing of these expenditures. Capital expenditures for fiscal 2005 are to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2005.

During the nine months ended November 1, 2003 the Company recorded a gain of $15.6 million and received net cash proceeds of $34.6 million from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas.

Cash used in financing activities for the nine months ended October 30, 2004 totaled $267.6 million compared to cash used of $148.0 million for the nine months ended November 1, 2003. During the nine months ended October 30, 2004, the Company redeemed its $331.6 million Preferred Securities. The Company increased its short-term borrowings through its available receivable financing facilities by $283 million. During the nine months ended October 30, 2004 and November 1, 2003, the Company repurchased $13.1 million and $6.0 million, respectively, of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended October 30, 2004 and November 1, 2003, the Company reduced its total level of outstanding debt and capital lease obligations by $180.3 million and $139.6 million, respectively. Subsequent to the current quarter, on November 1, 2004, the Company called the remaining $26.1 million of its publicly outstanding 8.2% notes of Mercantile Stores Company, Inc.

During the nine months ended October 30, 2004, the Company repurchased approximately 2.0 million shares of Class A common stock for $40.4 million under its existing $200 million share repurchase authorization. During the nine months ended November 1, 2003, the Company repurchased approximately 1.5 million shares of Class A common stock for $19.1 million. Approximately $16 million in share repurchase authorization remained under this open-ended plan at October 30, 2004.

On November 1, 2004, Dillard’s completed the sale of substantially all of the assets of the Company’s private label credit card business to GE Consumer Finance. GE Consumer Finance has purchased substantially all of the assets of Dillard National Bank for approximately $1.1 billion, which includes the assumption of $400 million of securitization liabilities, the purchase of owned accounts receivable and an undisclosed premium. As part of the transaction, Dillard’s and GE Consumer Finance have entered into a long-term marketing and servicing alliance with an initial term of 10 years. GE Consumer Finance will own the accounts and balances generated during the term of the alliance and will provide all key customer service functions supported by ongoing credit marketing efforts.

The financial impact of the transaction will depend upon the Company’s use of proceeds as well as the income generated under the long-term marketing and servicing alliance. Dillard’s expects to use net proceeds to reduce debt outstanding, to repurchase its common stock and for general corporate purposes. As a result of these efforts, Dillard’s expects the transaction to be accretive to fiscal 2005 earnings per share.

The Company’s peak funding requirements during the fourth quarter of fiscal 2004 were met through cash on hand. During the fourth quarter of 2004 at peak working capital demand, total debt outstanding was $1.415 billion and Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures were $200.0 million. During the fourth quarter of 2003 at peak working capital demand, total debt outstanding was $2.404 billion and Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures were $531.6 million. As part of its overall liquidity management strategy, the Company has a $1 billion credit facility. Availability for borrowings and letter of credit obligations under the credit facility is limited to 75% of the inventory of certain Company subsidiaries or $1 billion. At October 30, 2004, letters of credit totaling $78.2 million were issued under this line of credit facility, resulting in an available line of $921.8 million. During fiscal 2005, the Company expects to fund its reasonably foreseeable working capital, capital expenditures, debt service requirements and stock repurchases, if any, from cash flows generated from operations. Depending on conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes. On August 24, 2004, the Company filed a post effective amendment to Form S-3 in order to de-register its outstanding shelf registration for securities in the amount of $750 million.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 except as noted above and for reductions of contractual commitments for debt due to the early payoffs during the nine months ended October 30, 2004.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company is a guarantor on a $54.3 million loan for a joint venture as of October 30, 2004. At October 30, 2004, the joint venture had $26.7 million outstanding on the loan. The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

In June 2004, the FASB issued a proposed interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This proposed interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, and would be effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB published an Exposure Draft, “Shares-Based Payment”, an amendment of SFAS No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement is expected to be effective for fiscal periods beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 2.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended October 30, 2004, the Company repurchased $13.1 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.3% to 8.2% for the nine months ended October 30, 2004. Maturity dates ranged from 2008 to 2028 for the nine months ended October 30, 2004.

During the nine months ended October 30, 2004, the Company redeemed the $331.6 million Preferred Securities.

Except as disclosed above, there have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 30, 2004, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 30, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

------------------------- ----------------------- ---------------------- ----------------------- ----------------------

                                                                         (c)Total Number of      (d) Approximate
                                                                         Shares Purchased as     Dollar Value that
                                                                         Part of Publicly        May Yet Be Purchased
                          (a) Total Number of                            Announced Plans or      Under the Plans or
                          Shares Purchased        (b) Average Price      Programs                Programs
Period                                            Paid per Share
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
August 1, 2004 through
August 28, 2004
                                         521,538                 $20.86                 521,538            $45,605,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
August 29, 2004 through
October 2, 2004
                                       1,478,462                  19.95               1,478,462             16,105,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
October 3, 2004 through
October 30, 2004
                                               -                      -                       -             16,105,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Total                                  2,000,000                 $20.19               2,000,000            $16,105,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

      Nine Months Ended                                     Fiscal Year Ended
------------------------------  ---------------------------------------------------------------------------

 October 30,     November 1,    January 31,    February 3,     February 2,    February 3,     January 29,
     2004            2003          2004           2003            2002           2001*           2000
---------------  -------------  ------------  --------------  -------------- --------------  --------------

     1.09            0.57          1.07           1.94            1.52           1.79            2.00
===============  =============  ============  ==============  ============== ==============  ==============
* 53 week year.

Item 6. Exhibits.

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

                                                              DILLARD'S, INC.
                                                              (Registrant)

DATE:December 8, 2004                                     /s/ James I. Freeman
                                                              James I. Freeman
                                                              Senior Vice President & Chief Financial Officer
                                                              (Principal Financial & Accounting Officer)