Form 10-K
period 2005-01-29
DILLARDS INC
filed 2005-04-14
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the fiscal year ended January 29, 2005
                                                                  OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES
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
         None
Indicate by checkmark  whether the Registrant  (1) has filed all reports  required to be filed by Section 13 or
15(d) of the Securities Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the  registrant  was  required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  |X|  No |_|
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.  |_|
Indicated by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
 Yes |X|  No |_|
State the aggregate  market value of the voting and non-voting  common equity held by  non-affiliates  of the
Registrant as of July 31, 2004:  $1,771,477,069.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of
February 26, 2005:

              CLASS A COMMON STOCK, $.01 par value                   79,194,675
              CLASS B COMMON STOCK, $.01 par value                    4,010,929

                                     DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the Proxy  Statement  for the  Annual  Meeting  of  Stockholders  to be held May 21,  2005
(the  "Proxy  Statement")  are  incorporated by reference into Part III.

                                                        Table of Contents
                                                             PART I
Item No.                                                                                                    Page No.
1.                    Business.                                                                                     4

2.                    Properties.                                                                                   4

3.                    Legal Proceedings.                                                                            4

4.                    Submission of Matters to a Vote of Security Holders.                                          5

                                                           PART II

5.                    Market for Registrant's Common Equity, and Related Matters and Issuer Purchases of            6
                      Equity Securities.

6.                    Selected Financial Data.                                                                      7

7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations.       10

7A.                   Quantitative and Qualitative Disclosures about Market Risk.                                  24

8.                    Financial Statements and Supplementary Data.                                                 24

9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.        24

9A.                   Controls and Procedures.                                                                     24

9B.                   Other Information.                                                                           25
                                                          PART III

10.                   Directors and Executive Officers of the Registrant.                                          26

11.                   Executive Compensation.                                                                      27

12.                   Security Ownership of Certain Beneficial Owners and Management and Related                   27
                      Stockholder Matters.

13.                   Certain Relationships and Related Transactions.                                              27

14.                   Principal Accountant Fees and Services.                                                      27

                                                           PART IV

15.                   Exhibits and Financial Statement Schedule.                                                   27

                                                                PART I
ITEM 1.       BUSINESS.

General

Dillard's,  Inc. (the "Company",  "we", "us", "our" or "Registrant") is an outgrowth of a department store originally  founded in 1938 by William  Dillard.  The Company  was  incorporated  in Delaware in 1964.  The Company  operates  retail  department  stores  located primarily in the Southwest, Southeast and Midwest.

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

The Company's  fiscal year ends on the Saturday  nearest  January 31 of each year.  Fiscal years 2004,  2003 and 2002 ended on January
29, 2005, January 31, 2004 and February 1, 2003, respectively.  Fiscal years 2004, 2003 and 2002 included 52 weeks.

For additional  information with respect to our business,  reference is made to information  contained under the headings "Net sales,"
"Net income," "Total assets" and "Number of employees-average," under item 6 hereof.

The  Company's  annual  report on Form 10-K,  quarterly  reports on Form 10-Q,  current  reports on Form 8-K and  amendments  to those reports are available free of charge on the Dillard's, Inc. web site:

www.dillards.com

The  information  contained  on the  Company's  web site is not  incorporated  by  reference  into this Form  10-K and  should  not be considered to be a part of this Form 10-K.  These  reports are  available on the Company's web site as soon as reasonably  practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The Company's corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone:501-376-5200.

ITEM 2.       PROPERTIES.

All of our stores are owned or leased from third parties.  Our third-party  store leases  typically  provide for rental payments based on a percentage of net sales with a guaranteed  minimum annual rent. In general,  the Company pays the cost of insurance,  maintenance and any  increase in real estate taxes  related to the leases.  At January 29,  2005,  there were 329 stores in  operation  with gross square  footage  approximating  56.3 million feet.  The Company owned a total of 264 stores with 45.0 million square feet. The Company leased 65 stores from third  parties,  which  totaled 11.3 million  square feet.  In  addition,  we have seven  regional  distribution facilities of which we own six and lease one from a third party.  Our principal  executive  offices are  approximately  300,000 square feet  located in Little  Rock,  Arkansas.  Additional  information  is  contained  in Notes 1, 3, 13 and 14 of "Notes to  Consolidated
Financial  Statements," in Item 8 hereof,  and reference is made to information  contained under the heading "Number of stores," under item 6 hereof.

ITEM 3.       LEGAL PROCEEDINGS.

On July 29, 2002, a Class Action  Complaint  (followed on December 13, 2004 by a Second  Amended Class Action  Complaint) was filed in the United States  District  Court for the Southern  District of Ohio against the Company,  the  Mercantile  Stores  Pension Plan (the
"Plan") and the Mercantile Stores Pension Committee (the "Committee") on behalf of a putative class of former Plan  participants.  The complaint  alleges that certain actions by the Plan and the Committee violated the Employee  Retirement  Income Security Act of 1974, as amended  ("ERISA"),  as a result of amendments  made to the Plan that allegedly were either  improper  and/or  ineffective and as a result of certain payments made to certain  beneficiaries of the
Plan that allegedly were improperly  calculated and/or discriminatory on account of age. The Second Amended  Complaint does not specify any liquidated  amount of damages sought and seeks  recalculation of certain benefits paid to putative class members.
No trial date has been set.

From time to time,  we are involved in other  litigation  relating to claims  arising out of our  operations  in the normal  course of business.  Such issues may relate to litigation with customers,  employment related lawsuits,  class action lawsuits,  purported class action  lawsuits and actions  brought by governmental  authorities.  As of April 2, 2005, we are not a party to any legal  proceedings that,  individually  or in the  aggregate,  are  reasonably  expected to have a material  adverse  effect on our business,  results of operations,  financial  condition or cash flows.  However,  the results of these matters  cannot be predicted with  certainty,  and an unfavorable  resolution of one or more of these matters could have a material  adverse effect on our business,  results of operations, financial condition or cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended January 29, 2005.

Executive Officers of the Company

The  following  table lists the names and ages of all  Executive  Officers of the  Registrant,  the nature of any family  relationship between them and all positions and offices with the  Registrant  presently  held by each person named.  All of the Executive  Officers listed below have been in managerial positions with the registrant for more than five years.

          Name              Age                 Position & Office                        Family Relationship

William Dillard, II          60    Director; Chief Executive Officer            None

Alex Dillard                 55    Director; President                          Brother of William Dillard, II

Mike Dillard                 53    Director; Executive Vice President           Brother of William Dillard, II

Joseph P. Brennan            60    Vice President                               None

G. Kent Burnett              60    Vice President                               None

Drue Corbusier               58    Director; Executive Vice President           Sister of William Dillard, II

James I. Freeman             55    Director;  Senior  Vice  President;   Chief  None
                                   Financial Officer

Gaston Lemoine               61    Vice President                               None

Steven K. Nelson             47    Vice President                               None

Robin Sanderford             58    Vice President                               None

Paul J. Schroeder            56    Vice President                               None

Burt Squires                 55    Vice President                               None

                                                            PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS".  No public market currently exists for the Class B Common Stock.

The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2004 and 2003 are presented in the table below:

                                                                                                  Dividends
                                   2004                             2003                          per Share
                           High             Low             High             Low             2004            2003
First                    $19.16           $16.57          $15.10           $12.49           $0.04           $0.04
Second                    23.76            15.54           15.08            12.77            0.04            0.04
Third                     23.14            18.64           16.92            13.98            0.04            0.04
Fourth                    27.54            20.13           17.86            14.46            0.04            0.04

While the Company  expects to continue  its cash  dividend  policy  during  fiscal 2005,  all  subsequent  dividends  will be reviewed quarterly and declared by the board of directors.

As of February 26, 2005,  there were 4,567 record holders of the Company's  Class A Common Stock and 8 record holders of the Company's
Class B Common Stock.

In May 2000, the Company  announced that the Board of Directors  authorized the repurchase of up to $200 million of its Class A Common
Stock.  The plan has no expiration date and remaining  availability  pursuant to our share  repurchase  program is $16.1 million as of
January 29, 2005.  There were no issuer purchases of equity securities during the fourth quarter of 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth should be read in conjunction with the Company's  consolidated  audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands of dollars, except per share data)
                                                     2004             2003             2002             2001            2000*
-------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $7,528,572       $7,598,934       $7,910,996       $8,154,911      $8,566,560
  Percent change                                           -1%              -4%              -3%              -5%             -1%
Cost of sales                                        5,017,765        5,170,173        5,254,134        5,507,702       5,802,147
  Percent of sales                                       66.6%            68.0%            66.4%            67.5%           67.8%
Interest and debt expense                              139,056          181,065          189,779          192,344         169,609
Income before taxes                                    184,551           15,994          204,261          120,963         183,531
Income taxes                                            66,885            6,650           72,335           49,165          59,390
Income before cumulative effect of
  accounting change                                    117,666            9,344          131,926           71,798         124,141
Cumulative effect of accounting change                       -                -        (530,331)(1)             -       (129,991)(2)
Net income (loss)                                      117,666            9,344        (398,405)           71,798         (5,850)
Per Diluted Common Share
  Income before cumulative effect of
    accounting change                                     1.41             0.11             1.55             0.85            1.36
  Cumulative effect of accounting change                     -                -           (6.22)                -          (1.42)
  Net income (loss)                                       1.41             0.11           (4.67)             0.85          (0.06)
  Dividends                                               0.16             0.16             0.16             0.16            0.16
  Book value                                             27.94            26.79            26.71            31.81           30.94
Average number of shares
  outstanding                                       83,739,431       83,899,974       85,316,200       84,486,747      91,199,184
Accounts receivable (3) (4)                              9,651        1,232,456        1,387,835        1,112,325       1,011,481
Merchandise inventories                              1,733,033        1,632,377        1,594,308        1,561,863       1,616,186
Property and equipment                               3,180,756        3,197,469        3,370,502        3,455,715       3,508,331
Total assets                                         5,691,581        6,411,097        6,675,932        7,074,559       7,199,309
Long-term debt (3) (4)                               1,322,824        1,855,065        2,193,006        2,124,577       2,374,124
Capitalized lease obligations                           20,182           17,711           18,600           20,459          22,453
Deferred income taxes                                  509,589          617,236          645,020          643,965         638,648
Guaranteed Preferred Beneficial Interests
  in the Company's Subordinated Debentures             200,000          200,000          531,579          531,579         531,579
Stockholders' equity                                 2,324,697        2,237,097        2,264,196        2,668,397       2,629,820
Number of employees - average                           53,035           53,598           55,208           57,257          58,796
Gross square footage (in thousands)                     56,300           56,000           56,700           56,800          56,500
Number of stores
  Opened                                                     8                5                4                6               4
  Acquired                                                   0                0                0                4               0
  Closed                                                     7               10                9                9               9
Total - end of year                                        329              328              333              338             337

* 53 Weeks

     (1) During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other
         Intangible  Assets".  See  Management's  Discussion  and Analysis of Financial  Condition and Results of  Operations  and Note 3 to the
         Consolidated Financial Statements.

     (2) During fiscal 2000, the Company changed its method of accounting for inventories under the retail method.

     (3) The Company had $300 million in  off-balance-sheet  debt and accounts  receivable  for the fiscal years ended 2001, and 2000, respectively.  See Note 16 to the Consolidated Financial Statements.

     (4) During fiscal 2004,  the Company sold its private label credit card business to GE Consumer  Finance for $1.1 billion,  which includes the assumption of $400 million of long-term securitization liabilities.

The items below are included in the Selected Financial Data.

2004

The items below amount to a net $64.5 million pretax gain ($42.1 million after tax or $0.50 per diluted share).

o        a pretax gain of $83.9 million ($53.7  million after tax or $0.64 per diluted  share)  pertaining to the Company's sale of it private label credit card business to GE Consumer Finance (see Note 2 of the Notes to Consolidated Financial Statements).

o        a $19.4 million  pretax charge ($11.6  million after tax or $0.14 per diluted  share) for asset  impairment and store closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

2003

The items below amount to a net $18.6 million pretax charge ($12.8 million after tax or $0.15 per diluted share).

o        a $43.7 million  pretax charge ($28.9  million after tax or $0.34 per diluted  share) for asset  impairment and store closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

o        a call premium  resulting in  additional  interest  expense of $15.6  million  ($10.0  million after tax or $0.12 per diluted share) associated with a $125.9 million call of debt.

o        a pretax gain of $15.6 million  ($10.0  million  after tax or $0.12 per diluted  share)  pertaining to the Company's  sale of its  interest  in Sunrise  Mall and its  associated  center in  Brownsville,  Texas (see Note 1 of the Notes to  Consolidated
         Financial Statements).

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

o        $4.1 million ($2.6 million after tax or $0.03 per diluted share)  received from the Internal  Revenue  Service as a result of the Company's filing of an interest-netting claim related to previously settled tax years.

2002

The items below amount to a net $3.0 million pretax gain ($1.8 million after tax or $0.02 per diluted share).

o        a pretax gain of $64.3 million ($41.1  million after tax or $0.48 per diluted share)  pertaining to the Company's sale of its interest in FlatIron  Crossing,  a Broomfield,  Colorado  shopping center (see Note 1 of the Notes to Consolidated  Financial
         Statements).

o        a pretax asset  impairment  and store closing  charge of $52.2 million  ($33.4  million after tax or $0.39 per diluted share)
         related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

o        a call premium  resulting in  additional  interest  expense of $11.6  million  ($7.4  million  after tax or $0.09 per diluted share) associated with a $143.0 million call of debt.

o        a  pretax  charge  of  $5.4  million  ($3.5  million  after  tax  or  $0.04  per  diluted  share)  on  the   amortization  of
         off-balance-sheet accounts receivable securitization (see Note 16 of the Notes to Consolidated Financial Statements).

o        a pretax gain of $4.8 million ($3.0 million after tax or $0.04 per diluted share) on the early extinguishment of debt.

o        a pretax gain of $3.1  million  ($2.0  million  after tax or $0.02 per diluted  share)  from an investee  partnership  of the
         Company who received an unusual distribution in the settlement of a receivable.

2001

The items below amount to a net $5.6 million pretax gain ($3.6 million after tax or $0.04 per diluted share).

o        a pretax asset  impairment  and store closing  charge of $3.8 million  ($2.4  million  after tax or $0.03 per diluted  share)
         related to certain stores.

o        a pretax gain of $9.4 million ($6.0 million after tax or $0.07 per diluted share) on the early extinguishment of debt.

2000

The items below amount to a net $38.2 million pretax gain ($21.3 million after tax or $0.23 per diluted share).

o        a pretax asset  impairment  and store closing  charge of $51.4 million  ($36.0  million after tax or $0.40 per diluted share)
         related to certain stores.

o        a pretax gain of $42.7 million ($27.3 million after tax or $0.30 per diluted share)  on the early extinguishment of debt.

o        a pretax gain of $46.9 million  ($30.0  million after tax or $0.33 per diluted  share) on the Company's  change in its method of accounting for inventories under the retail inventory method.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Dillard's,  Inc.  operates 329 retail  department  stores in 29 states.  Our stores are located in suburban shopping malls and offer a broad  selection of fashion  apparel and home  furnishings.  We offer an appealing and  attractive  assortment of  merchandise  to our customers at a fair price.  We offer national brand  merchandise as well as our exclusive  brand  merchandise.  We seek to enhance our income by maximizing the sale of this  merchandise to our customers.  We do this by promoting and  advertising  our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally,  our business  model is to offer the customer a compelling  price/value  relationship  through the  combination of high quality products and services at a competitive price. We seek to deliver a high level of profitability and cash flow by:

     o   maximizing the effectiveness of  our pricing  and brand awareness;

     o   minimizing costs through leveraging our centralized overhead expense structure;

     o   sourcing;

     o   reinvesting operating cash flows into store growth, and distribution initiatives, and improving product quality in our exclusive brands;

     o   returning profits to shareholders through dividends, share repurchases and increased share price; and

     o   continuing to offer access to credit services and financial products to our customers through our long-term marketing and servicing alliance with GE Consumer Finance ("GE").

The consumer  retail sector is extremely  competitive.  Many different  retail  establishments  compete for our  customers'  business.
These include other  department  stores,  specialty  retailers,  discounters,  internet and mail order  retailers.  We also attempt to enhance our income by managing our operating costs without sacrificing service to our customers.

Items of note for the year ended January 29, 2005 include the following:

     o   The sale of  substantially  all of the assets of our private label credit card business and the  establishment of a long-term marketing and servicing  alliance with GE. The sale generated  total  proceeds of $1.1 billion,  consisting of the assumption by GE of $400 million of securitized debt and net cash proceeds of  approximately  $688 million and resulted in significantly strengthened  financial  position and  liquidity.  The financial  impact of the  transaction on Dillard's  ongoing  financial results will be determined by the effects of the  Company's use of proceeds as well as the effect of income  generated  under the  long-term  marketing  and  servicing  alliance.  Dillard's  expects to use net proceeds to reduce debt  outstanding,  to repurchase its common stock and for general corporate purposes.

     o   The elimination of debt of $988 million, partially in conjunction with the sale of the credit card business.

     o   Gross profit improvement of 140 basis points of sales compared to the year ended January 31, 2004.

     o   Decrease in interest and debt expense of $42 million compared to the year ended January 31, 2004.

     o   Cash and cash equivalents of $498 million as of January 29, 2005.

Trends and uncertainties

We have identified the following key uncertainties whose fluctuations may have a material effect on our operating results.

     o   Cash flow - Cash from  operating  activities is a primary  source of liquidity  that is adversely  affected when the industry faces market driven  challenges  and new and existing  competitors  seek areas of growth to expand their  businesses.  If our customers do not purchase our merchandise  offerings in sufficient  quantities,  we respond by taking  markdowns.  If we have to reduce our prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.
     o   Success of brand - The success of our exclusive brand merchandise is dependent upon customer fashion preferences.
     o   Store  growth - Our growth is  dependent  on a number of factors  which could  prevent  the  opening of new  stores,  such as identifying suitable markets and locations.
     o   Sourcing - Store merchandise is dependent upon adequate and stable  availability of materials and production  facilities from which the Company sources its merchandise.

Legal Proceedings

On July 29, 2002, a Class Action  Complaint  (followed on December 13, 2004 by a Second  Amended Class Action  Complaint) was filed in the United States  District  Court for the Southern  District of Ohio against the Company,  the  Mercantile  Stores  Pension Plan (the
"Plan") and the Mercantile Stores Pension Committee (the "Committee") on behalf of a putative class of former Plan  participants.  The complaint  alleges that certain actions by the Plan and the Committee  violated the Employee  Retirement  Income Security Act of 1974,
as amended,  ("ERISA") as a result of amendments  made to the Plan that allegedly were either  improper  and/or  ineffective  and as a result of certain payments made to certain  beneficiaries of the Plan that allegedly were improperly  calculated and/or discriminatory on account of age. The Second Amended  Complaint does not specify any liquidated  amount of damages sought and seeks  recalculation of certain benefits paid to putative class members. No trial date has been set.

The Company is defending the litigation  vigorously  and has named the Plan's  actuarial  firm as a cross  defendant.  While it is not feasible to predict or  determine  the  ultimate  outcome of the pending  litigation,  management  believes  after  consultation  with counsel, that its outcome, after consideration of the provisions recorded in the Company's  consolidated  financial statements,  would not have a material  adverse effect upon its consolidated  cash flow or financial  position.  However,  it is possible that an adverse outcome could have an adverse effect on the Company's consolidated net income in a particular quarterly or annual period.

2005 Estimates

A summary of estimates on key financial measures for fiscal 2005, on a generally  accepted  accounting  principles  ("GAAP") basis, is shown below.  There have been no changes in the estimates  for 2005 since the Company  released its fourth  quarter  earnings on March
10, 2005.

      (In millions of dollars)                          2005                2004
                                                    Estimated              Actual

Depreciation and amortization                            $310                $302
Rental expense                                             55                  55
Interest and debt expense                                 103                 139
Capital  expenditures                                     335                 285

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

Service Charges,  Interest and Other Income.  Service Charges,  Interest and Other Income include interest and service charges, net of service charge  write-offs,  related to the Company's  proprietary credit card sales. Other income relates to joint ventures accounted for by the equity  method,  rental  income,  shipping and handling  fees and gains  (losses) on the sale of property and equipment and joint  ventures.  Other income also includes  income  generated  through the long-term  marketing and servicing  alliance  between the
Company and GE and the resulting gain on the sale of its credit card business to GE.

Cost of Sales.  Cost of sales  includes  the cost of  merchandise  sold net of  purchase  discounts,  bankcard  fees,  freight  to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

Advertising,  selling,  administrative  and general  expenses.  Advertising,  selling,  administrative  and general  expenses  include buying,  occupancy,  selling,  distribution,  warehousing,  store and corporate expenses  (including  payroll and employee  benefits), insurance,  employment taxes,  advertising,  management information systems, legal, bad debt costs and other corporate level expenses.
Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Depreciation  and  amortization.  Depreciation  and  amortization  expenses  include  depreciation  and  amortization  on property and equipment.

Rentals.  Rentals include expenses for store leases and data processing equipment rentals.

Interest and debt expense.  Interest and debt expense includes  interest  relating to the Company's  unsecured notes,  mortgage notes, credit card receivables financing, the Guaranteed Beneficial Interests in the Company's subordinated  debentures,  gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

Asset  impairment  and store closing  charges.  Asset  impairment  and store closing  charges  consist of write-downs to fair value of under-performing  properties and exit costs  associated  with the closure of certain  stores.  Exit costs include  future rent,  taxes and common area maintenance expenses from the time the stores are closed.

Cumulative effect of accounting change.  Effective February 3, 2002, the Company adopted Statement of Financial  Accounting  Standards
("SFAS") No. 142,  "Goodwill and Other  Intangible  Assets".  SFAS No. 142 changes the  accounting  for goodwill from an  amortization method to an "impairment  only" approach.  Under SFAS No. 142,  goodwill is no longer  amortized but reviewed for impairment  annually or more  frequently  if certain  indicators  arise.  The Company  tested  goodwill for  impairment  as of the adoption  date using the two-step  process  prescribed  in SFAS No.  142.  The  Company  identified  its  reporting  units under SFAS No. 142 at the store unit level.  The fair value of these  reporting units was estimated  using the expected  discounted  future cash flows and market values of related  businesses,  where  appropriate.  The cumulative  effect of the accounting  change as of February 3, 2002 was to decrease net income for fiscal year 2002 by $530 million or $6.22 per diluted share.

Critical Accounting Policies and Estimates

The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated  Financial  Statements.  As disclosed in
Note 1 of Notes to  Consolidated  Financial  Statements,  the  preparation  of financial  statements  in  conformity  with  accounting principles  generally  accepted in the United States of America ("GAAP")  requires  management to make estimates and assumptions about future events that affect the amounts reported in the consolidated  financial  statements and accompanying  notes. Since future events and their  effects  cannot be  determined  with  absolute  certainty,  actual  results will differ from those  estimates.  The Company evaluates its estimates and judgments on an ongoing basis and predicates  those  estimates and judgments on historical  experience and on various other  factors that are believed to be  reasonable  under the  circumstances.  Actual  results will differ from these under different assumptions or conditions.

Management of the Company believes the following critical accounting  policies,  among others,  affect its more significant  judgments and estimates used in preparation of the Consolidated Financial Statements.

Merchandise  inventory.  Approximately  97% of the  inventories  are  valued at lower of cost or  market  using  the  retail  last-in, first-out  ("LIFO")  inventory  method.  Under the retail  inventory  method  ("RIM"),  the valuation of  inventories  at cost and the resulting  gross margins are calculated by applying a calculated  cost to retail ratio to the retail value of  inventories.  RIM is an averaging method that is widely used in the retail industry due to its  practicality.  Additionally,  it is recognized that the use of
RIM will result in valuing  inventories  at the lower of cost or market if markdowns are currently  taken as a reduction of the retail value of  inventories.  Inherent  in the RIM  calculation  are certain  significant  management  judgments  including,  among  others, merchandise  markon,  markups,  and  markdowns,  which  significantly  impact the ending  inventory  valuation  at cost as well as the resulting  gross  margins.  Management  believes that the Company's  RIM provides an inventory  valuation  which results in a carrying value at the lower of cost or market.  The  remaining 3% of the  inventories  are valued at lower of cost or market using the specific identified cost method.

Allowance  for doubtful  accounts.   In  2004,  the Company sold  substantially  all of its  accounts  receivable  to GE and no longer maintains an allowance for doubtful accounts.

Prior to the sale,  the accounts  receivable  from the Company's  private label credit card sales were subject to credit  losses.  The
Company  maintained  allowances for uncollectible  accounts for estimated losses resulting from the inability of its customers to make required  payments.  The adequacy of the allowance was based on  historical  experience  with similar  customers  including  write-off trends,  current  aging  information  and year-end  balances.  Bankruptcies  and  recoveries  used in the allowance  calculation  were projected based on qualitative factors such as current and expected consumer and economic trends.

Merchandise  vendor  allowances.  The Company  receives  concessions  from its  merchandise  vendors through a variety of programs and
arrangements,   including  co-operative  advertising,   payroll  reimbursements  and  markdown  reimbursement  programs.  Co-operative advertising  allowances are reported as a reduction of advertising  expense in the period in which the advertising  occurred.  Payroll reimbursements  are  reported  as a  reduction  of  payroll  expense  in the  period in which the  reimbursement  occurred.  All other merchandise  vendor  allowances are recognized as a reduction of cost  purchases when received.  Accordingly,  a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

Insurance accruals.  The Company's  consolidated balance sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company estimates the required liability of such claims,  utilizing an actuarial method,  based upon various  assumptions,  which include,  but are not limited to, our historical loss  experience,  projected loss  development  factors, actual  payroll and other data.  The required  liability is also subject to  adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Finite-lived  assets.  The Company evaluates the fair value and future benefits of finite-lived  assets whenever events and changes in circumstances  suggest.  The  Company  performs  an  analysis  of the  anticipated  undiscounted  future net cash flows of the related finite-lived  assets.  If the carrying value of the related asset exceeds the  undiscounted  cash flows, the carrying value is reduced to its fair value.  Various  factors  including  future sales growth and profit margins are included in this  analysis.  To the extent these future  projections  or the  Company's  strategies  change,  the  conclusion  regarding  impairment  may differ from the current estimates.

Goodwill.  The Company evaluates  goodwill annually and whenever events and changes in circumstances  suggest that the carrying amount may not be recoverable  from its estimated  future cash flows. To the extent these future  projections or our strategies  change,  the conclusion regarding impairment may differ from the current estimates.

Income taxes.  Temporary  differences  arising from  differing  treatment of income and expense items for tax and financial  reporting purposes  result in deferred tax assets and  liabilities  that are recorded on the balance sheet.  These  balances,  as well as income tax expense, are determined through management's  estimations,  interpretation of tax law for multiple jurisdictions and tax planning.
If the Company's  actual results differ from estimated  results due to changes in tax laws,

new store  locations or tax planning,  the Company's  effective tax rate and tax balances could be affected.  As such these estimates  may require  adjustment in the future as additional facts become known or as circumstances change.

The  Company's  income tax returns are  periodically  audited by various  state and local  jurisdictions.  Additionally,  the Internal
Revenue  Service audits the Company's  federal  income tax return  annually.  The Company  reserves for tax  contingencies  when it is probable that a liability has been incurred and the  contingent  amount is  reasonably  estimable.  These  reserves are based upon the
Company's  best  estimation  of the  potential  exposures  associated  with the timing and amount of deductions as well as various tax filing positions.  Due to the complexity of these examination  issues, for which reserves have been recorded,  it may be several years before the final resolution is achieved.

Discount  rate. The discount rate that the Company  utilizes for  determining  future  pension  obligations is based on the Moody's AA corporate bond index. The indices selected reflect the weighted average  remaining period of benefit  payments.  The discount rate had decreased  to 5.5% as of January 29, 2005 from 6.00% as of January 31,  2004.  A further 50 basis point  change in the  discount  rate would generate an experience gain or loss of approximately $9 million.

Results of Operations

The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

(in millions of dollars)                                                  For the years ended
                                             -------------------------    -------------------------    ------------------------
                                                 January 29, 2005             January 31, 2004             February 1, 2003
                                             -------------------------    -------------------------    ------------------------
                                                            % of                         % of                        % of
                                               Amount     Net Sales         Amount     Net Sales         Amount     Net Sales
                                             -------------------------    -------------------------    ------------------------

Net sales                                       $7,528.6        100.0%      $7,598.9          100%      $7,911.0       100.0%
Cost of sales                                    5,017.8         66.6         5,170.2           68         5,254.1        66.4
                                             -------------------------    -------------------------    ------------------------

Gross profit                                     2,510.8         33.4         2,428.7           32         2,656.9        33.6

Advertising, selling, administrative
  and general expenses                           2,098.8         27.9         2,097.9         27.6         2,164.0        27.3
Depreciation and amortization                      301.9          4.0           290.7          3.8           301.4         3.8
Rentals                                             54.8          0.7            64.1          0.8            68.1         0.9
Interest and debt expense                          139.1          1.8           181.1          2.4           189.8         2.4
Asset impairment and store closing
charges                                             19.4          0.3            43.7          0.6            52.2         0.7
                                             -------------------------    -------------------------    ------------------------

     Total operating expenses                    2,614.0         34.7         2,677.5         35.2         2,775.5        35.1
Service charges, interest and other
  income                                           287.7          3.8           264.8          3.4          322.9          4.1
                                              -----------------------    -------------------------    ------------------------

Income  before income taxes                        184.5          2.5            16.0          0.2           204.3         2.6
Income taxes                                        66.9          0.9             6.7          0.1            72.4         0.9
                                             -------------------------    -------------------------    ------------------------

Income  before cumulative effect
  of accounting change                             117.6          1.6             9.3          0.1           131.9         1.7
Cumulative effect of accounting change                 -            -               -            -         (530.3)        (6.7)
                                             -------------------------    -------------------------    ------------------------

Net income (loss)                                 $117.6          1.6%          $9.3          0.1%       ($398.4)       (5.0)%
                                             =========================    =========================    ========================

Sales
The percent change by category in the Company's sales for the past two years is as follows:

                                                            Percent Change

                                                         Fiscal         Fiscal
                                                       2004-2003      2003-2002

Cosmetics                                                    1.3          (1.1)
Women's and Juniors' Clothing                               (2.4)         (4.8)
Children's Clothing                                         (2.7)         (8.9)
Men's Clothing and Accessories                              (3.2)         (5.8)
Shoes, Accessories and Lingerie                              4.0          (0.8)
Home                                                        (2.0)         (4.3)

The percent change by region in the Company's sales for the past two years is as follows:

                                                            Percent Change

                                                         Fiscal         Fiscal
                                                       2004-2003      2003-2002

Southeastern                                                 0.2          (4.2)
Midwestern                                                  (2.1)         (4.6)
Southwestern                                                 1.5          (0.7)

Sales decreased 1% for the 52-week  period ended  January 29, 2005  compared to the 52-week  period ended  January 31, 2004 on both a total and  comparable  store basis.  Sales were strongest and increased in cosmetics and shoes,  accessories  and lingerie while sales declined in the remaining  merchandising  categories.  Sales in the Western and Eastern  regions  increased in fiscal 2004 while sales declined in the Central region.  Dillard's  continues to focus on improvement in its merchandise  mix. The Company's  efforts to drive differentiation  by offering more  upscale,  more  fashion-forward  and  younger-focused  product  choices are key  strategies in this process.  The Company seeks to provide such  merchandise  from both national and exclusive  brand sources.  Under-performing  lines of product from both  national and  exclusive  sources will continue to be  eliminated  and replaced  with more  promising  brands in the
Company's  ongoing  efforts to improve its  merchandise  mix. In addition,  utilizing the Company's  existing  information  technology capabilities,  the Company will continue to tailor these  assortments to the local  demographics.  During the fiscal years 2004,  2003 and 2002, sales of exclusive brand merchandise as a percent of total sales were 23.1%, 20.9% and 18.2%, respectively.

Sales decreased 4% for the 52-week period ended January 31, 2004 compared to the 52-week period ended February 1, 2003 on both a total and comparable store basis.  Sales declined in all merchandising categories with the largest declines in children's, men's clothing and accessories and women and juniors' clothing.  Sales in the home categories were in line with the average sales performance while sales in accessories, shoes, lingerie and cosmetics were strongest and exceeded the Company's average sales performance for the period.

Cost of Sales
Cost of sales as a  percentage  of sales  decreased  to 66.6%  during 2004  compared  with 68.0% for 2003.  The  increase of 140 basis points in gross margin  during  fiscal 2004 was due to the  Company's  successful  efforts to improve its  merchandise  mix and reduce markdown  activity.  The lower level of markdown  activity  decreased  cost of sales by 50 basis points of sales.  Improved  levels of markups were  responsible  for a decrease in cost of sales of 90 basis points of sales.  All product  categories  had increased  gross margins during 2004 except for the home category.  Gross margins were notably  higher in men's and children's  categories  with margin improvement well above the average margin improvement for the year.

Inventory in  comparable  stores at January 29, 2005  increased 1% compared to January 31, 2004.  Overall  inventory  increased 6% due primarily  to an increase of $86 million relating to inventory in-transit.

Cost of sales as a percentage of sales  increased to 68.0% during 2003  compared with 66.4% for 2002.  The decline of 160 basis points in gross margin  during fiscal 2003 was due to  competitive  pressures in the  Company's  retail  sector and the  resulting  effort to maintain a competitive  position with increased  markdown  activity.  The higher level of markdown activity increased cost of sales by
3.7% of sales.  Improved  levels of markups  partially  offset this  promotional  activity  during fiscal 2003.  The increased  markup percentage  was  responsible  for a decrease in cost of sales of 2.1% of sales.  All product  categories  had decreased  gross margins during 2003 except cosmetics, which increased 10 basis points from 2002.

Expenses

2004 Compared to 2003

Advertising,  selling,  administrative and general ("SG&A") expenses increased to 27.9% of sales for fiscal 2004 compared to 27.6% for fiscal 2003.  On a dollar basis,  SG&A  expenses  were up slightly  over the prior year.  SG&A expenses in fiscal 2003 include a $12.3 million pretax credit recorded due to the resolution of certain  liabilities  originally  recorded in conjunction with the purchase of
Mercantile  Stores  Company,  Inc.  that were deemed not necessary  based upon current  information.  For fiscal 2004,  savings in bad debts of $25.9  million (as a result of the sale of the  Company's  credit  card  business in  November  2004 and  decreased  bad debt write-offs  throughout the year),  services  purchased of $11.3 million and communications of $4.0 million were offset by increases in incentive  payroll of $8.6 million,  insurance of $8.6 million and advertising of $16.9 million.  The reduction in services  purchased and  communications  was partially due to the sale of the credit card business in November 2004 and costs  reductions  throughout  the year.  Services purchased includes  marketing,  collection fees and merchandise  handling costs.  Communications  includes  telephone, postage  and data line  expenses.  As a result of the  Company's  improved  performance,  incentive  compensation  to store  managers, merchants and management  significantly  increased during the year ended January 29, 2005. Also during the year,  Dillard's  increased its provision for workers'  compensation  self-insurance to reflect an expected increase in future medical costs.  Dillard's increased its  advertising  expenditures  during the year as it continued to evaluate new media  outlets  better  suited to meet its  customers'
lifestyles  than those  outlets  traditionally  employed.  Due to the sale of the  credit  card  business,  bad debt  expense  will be non-recurring in fiscal 2005.

Depreciation  and  amortization  as a percentage  of sales  increased to 4.0% for fiscal 2004  compared to 3.8% for fiscal 2003.  This increase is due to higher  capital  expenditures  in 2004 and the  addition of capital  leases for data  processing  equipment in 2004 which have shorter useful lives.

Rental  expenses  experienced  a decline due to a lower  number of leased  stores in fiscal 2004  compared to the prior year and lower data  processing  equipment  rent.  Leased  stores  declined  from 71 stores at  January  31,  2004 to 65 stores at January  29,  2005 resulting in lower rent expense of $6.6 million.  Lower data  processing  equipment  rent of $2.7 million was due to a certain  number of 2004 leases  qualifying for capital lease treatment.  A review of the Company's lease accounting  policies  resulted in a charge of
$821,000 for straight-line rent during fiscal 2004.

Interest and debt expense as a percentage of sales  decreased to 1.8% for fiscal 2004 compared to 2.4% for fiscal 2003  primarily as a result  of  lower  debt  levels.  Interest  expense  declined  $42.0  million  in  fiscal  2004.  Average  debt  outstanding  declined approximately  $602 million in fiscal 2004.  The debt  reduction was due primarily to the assumption by GE of $400 million in accounts receivable  securitization  debt and the payoff of seasonal  borrowings in  conjunction  with the sale of the Company's  private label credit card  business to GE. The Company also redeemed the $331.6  million  Preferred  Securities  and had  maturities of  outstanding notes of $163.4  million  during fiscal 2004.  Interest  expense for fiscal 2003  includes a credit of $4.1 million  received from the
Internal  Revenue Service as a result of the Company's  filing of an interest  netting claim related to previously  settled tax years.
A call premium of $15.6 million related to the early retirement of debt is also included in interest expense for fiscal 2003.

During fiscal 2004, the Company  recorded a pre tax charge of $19.4 million for asset  impairment and store closing costs.  The charge includes  a write  down to fair  value for  certain  under-performing  properties.  The  charge  consists  of a write down for a joint venture in the amount of $7.6  million,  a write down of  goodwill  on one store to be closed of $1.2  million,  an accrual for future rent,  property tax and utility  payments on three  stores to be closed of $3.1 million and a write down of property and  equipment in the  amount of $7.5  million.  The  Company  does not expect to incur  significant additional  exit  costs upon the  closing of these properties during fiscal 2005.  A breakdown of the asset impairment and store closing charges for fiscal 2004 is as follows:

                                                                   Number of      Impairment
(in thousands of dollars)                                         Locations        Amount
Stores closed during fiscal 2004                                         3          $2,928
Stores to close during fiscal 2005                                       4           4,052
Store impaired based on cash flows                                       1             703
Non-operating facilities                                                 2           4,170
Joint Venture                                                            1           7,564
   Total                                                                 9         $19,417

2003 Compared to 2002

Advertising,  selling,  administrative and general ("SG&A") expenses increased to 27.6% of sales for fiscal 2003 compared to 27.3% for fiscal 2002. The percentage  increase is primarily due to a lack of sales  leverage as SG&A expenses  decreased  $66.1 million in 2003 compared  to 2002.  On a dollar  basis  significant  decreases  were noted in  payroll,  advertising  and bad debt  expense.  Payroll, advertising  and bad debt expense  declined $37.0 million,  $8.6 million and $9.5 million,  respectively.  The decrease in payroll was caused  primarily by a reduction in incentive  based sales payroll  which is directly  tied to the decrease in sales during 2003.  The decline in advertising  expense  resulted  primarily from a reduction in newspaper  advertising as the Company  considers  which media more appropriately  matches its customers'  lifestyles.  Improvement in the quality of accounts receivable through lower delinquencies as well as a reduction in outstanding  accounts  receivable  contributed  to the lower bad debt expense.  SG&A expenses in fiscal 2003 include a $12.3 million pretax credit recorded due to the resolution of certain  liabilities  originally  recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

Depreciation  and  amortization  as a  percentage  of sales  remained  flat  during  fiscal  2003  principally  due to  lower  capital expenditures in fiscal 2003 combined with a lack of sales leverage from the 4% decline in comparable store sales during the year.

Interest  and debt  expense as a  percentage  of sales was  unchanged  from  fiscal  2002 as a result of the  Company's  lack of sales leverage.  Interest  expense declined $9.0 million due to the Company's  continuing  focus on reducing its  out-standing  debt levels.
Average debt outstanding  declined  approximately  $226 million in fiscal 2003.  Interest expense for fiscal 2003 includes a credit of
$4.1 million  received from the Internal  Revenue Service as a result of the Company's  filing of an interest netting claim related to previously  settled  tax years.  A call  premium of $15.6  million  related to the early  retirement  of debt is  included in interest expense for fiscal 2003  compared to a call premium of $11.6  million  related to the early  retirement  of debt for fiscal 2002.  The
Company has retired all the  remaining  debt  associated  with the call  premiums in fiscal 2003 and 2002 and did not have any similar call premiums in fiscal 2004.  Also included in interest  expense for the fiscal 2002 is a pretax gain of $4.8 million  related to the early  extinguishment  of debt.  The  Company  retired  $272  million  in  long-term  debt and issued  $50  million in new  short-term borrowings during 2003.

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

                                                               Number of      Impairment
(in thousands of dollars)                                      Locations        Amount
Stores closed during fiscal 2003                                       3          $3,809
Stores to close during fiscal 2004                                     4          17,115
Store impaired based on cash flows                                     1           1,293
Non-operating facilities                                               7          16,030
Joint Venture                                                          1           5,480
   Total                                                              16         $43,727

Service Charges, Interest and Other Income

(in millions of dollars)                                                           Dollar Change               Percent Change
                                             2004       2003        2002       2004-2003     2003-2002     2004-2003     2003-2002
Joint venture income                          $  8.7     $  8.1       $ 19.5        $  0.6       $(11.4)          7.4%        -58.5%
Gain on sale of joint venture and
  property and equipment                         2.9       24.3         65.4        (21.4)        (41.1)        -88.1         -62.8
Gain on sale of credit card business            83.9          -            -          83.9             -            -             -
Service charge income                          141.2      207.9        225.7        (66.7)        (17.8)        -32.1          -7.9
Income from GE marketing and
 servicing alliance                             14.2          -            -          14.2             -            -             -
Other                                           36.8       24.4         12.3          12.4          12.1         50.8          98.4
   Total                                     $ 287.7    $ 264.7      $ 322.9        $ 23.0       $(58.2)          8.7%        -18.0%
Average accounts receivable (1)             $1,101.2   $1,231.4     $1,330.9      $(130.2)       $(99.5)        -10.6%         -7.5%

(1) Average receivables for 2004 includes only the first nine months prior to the sale

2004 Compared to 2003

The Company  completed its sale of its credit card business to GE and entered into a ten year  marketing  and servicing  alliance.  GE will own the accounts  and balances  generated  during the term of the  alliance and will provide all key customer  service  functions supported by ongoing credit  marketing  efforts.  Included in other income in fiscal 2004 is a gain of $83.9 million  relating to this sale.  Also included is the income from the marketing  and  servicing  alliance  since the inception of the agreement of $14.2 million offset by a  reduction  in service  charge  income  due to the sale of the credit  card  business  during the fourth  quarter of 2004.
Service charge income  decreased  $66.7 million due to the decrease noted above and an average  decrease of $135 million in the amount of outstanding  accounts  receivable during 2004, prior to the sale,  compared to 2003. Included in the gain on sale of joint ventures and property and  equipment in fiscal 2003 is a gain of $15.6 million  relating to the sale of the Company's  interest in Sunrise Mall and its  associated  center in  Brownsville,  Texas.  Due to the sale of the credit  card  business,  service  charge  income  will be non-recurring in fiscal 2005; however, income from the marketing and servicing alliance will be expected for the full fiscal year.

2003 Compared to 2002

Included in other  income in fiscal 2003 is a gain of $15.6  million  relating to the sale of the  Company's  interest in Sunrise Mall and its associated  center in  Brownsville,  Texas.  Included in other income in fiscal 2002 is a $64.3 million gain pertaining to the
Company's  sale of its interest in the FlatIron  Crossing  joint  venture  located in  Broomfield,  Colorado.  Service  charge  income decreased due to a $99 million  decrease in the average amount of outstanding  accounts  receivable  during 2003 compared to 2002. The decrease in accounts  receivable was due to a 140 basis point decline in sales  penetration on the Company's  proprietary  credit card coupled with a 4% decline in overall  retail sales during fiscal 2003 compared to the prior year.  Sales on the Company's  proprietary credit cards as a percent of total sales were 26.8%,  28.2% and 28.8% for fiscal 2003, 2002 and 2001,  respectively.  Also included in other  income are  realized  gains on the sale of property  and  equipment of $8.7 million and $1.1 million for fiscal 2003 and fiscal
2002,  respectively.  Earnings  from joint  ventures  declined due to the Company's  sale of FlatIron  Crossing in fiscal 2002 and the sale of Sunrise Mall in the first quarter of fiscal 2003.

Income Taxes
The Company's  actual  federal and state income tax rate  (exclusive  of the effect of  nondeductible  goodwill  write off) was 36% in fiscal 2004, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

                                                                                                Dollar        Percent
(in thousands of dollars)                                         2004              2003        Change         Change
Cash and cash equivalents                                       $ 498,248         $ 160,873       337,375        209.7
Short-term debt                                                         -            50,000       (50,000)           -
Current portion of long-term debt                                  91,629           166,041       (74,412)       -44.8
Current portion of Guaranteed Beneficial Interests                      -           331,579      (331,579)           -
Long-term debt                                                  1,322,824         1,855,065      (532,241)       -28.7
Guaranteed Beneficial Interests                                   200,000           200,000             -           -
Stockholders' equity                                            2,324,697         2,237,097        87,600          3.9

Current ratio                                                       2.19%             2.26%
Debt to capitalization                                              41.0%             53.8%

The Company's current priorities for its use of cash are:

     o   Investment in high-return capital projects, in particular in investments in technology to improve merchandising and distribution, reduce costs, to improve efficiencies or to help the Company better serve its customers;
     o   Strategic investments to enhance the value of existing properties;
     o   Construction of new stores;
     o   Dividend payments to shareholders;
     o   Debt reduction; and
     o   Stock repurchase plan.

 Cash flows for the three fiscal years ended were as follows:

(in thousands of dollars)                                                                           Percent Change
                                                      2004            2003            2002        2004-2003     2003-2002
Operating Activities                              $ 554,061       $ 432,106       $ 356,942           28.2          21.1
Investing Activities                                414,212        (161,076)       (164,973)             *         (2.4)
Financing Activities                               (630,898)       (252,513)       (202,573)         149.8          24.7
   Total Cash Provided (Used)                     $ 337,375        $ 18,517       $ (10,604)

* percent change calculation is not meaningful

Operating Activities

The primary  source of the  Company's  liquidity is cash flows from  operations.  Retail sales are the key  operating  cash  component providing  96.3% and 96.6% of total  revenues over the past two years.  Operating  cash inflows also include  finance  charges paid on
Company  receivables  prior to the sale,  revenue and  reimbursements  from the long-term  marketing  and  servicing  alliance with GE subsequent  to the sale and cash  distributions  from joint  ventures.  Operating  cash  outflows  include  payments  to  vendors  for inventory, services and supplies, payments to employees, and payments of interest and taxes.

Net cash flows from  operations were $554.1 million for 2004 and were adequate to fund the Company's  operations for the year.  During
2004, the operating cash flows of the Company  increased due to increased net income and a reduction in accounts  receivable  balances prior to the sale of the credit card business.  Adding to the increased cash flow,  accounts  payable and accrued  expenses  increased
$295 million in fiscal 2004 compared to a $5 million increase in accounts  payable and accrued  expenses in the prior year.  Partially offsetting  this increase were increases in inventory,  other current  assets,  decreases in deferred income taxes and the gain on the sale of the credit card business.

Investing Activities

Cash  inflows  from  investing  activities  generally  include  proceeds  from sales of property  and  equipment  and joint  ventures.
Investment cash outflows generally include payments for capital expenditures such as property and equipment.

Capital  expenditures were $285 million for 2004. These expenditures  consist primarily of the construction of new stores,  remodeling of existing  stores and  investments  in technology.  During 2004,  the Company  opened three new stores:  Coastal Grand in Myrtle Beach,
South Carolina;  Jordan Creek Town Center in West Des Moines, Iowa; and South Park Mall in Moline, Illinois and five  replacement  stores:
Colonial  University  Village in Auburn,  Alabama;  The Shoppes at East Chase in Montgomery,  Alabama; Eastern Shore in Spanish  Fort,
Alabama; Greenbrier Mall in Chesapeake,  Virginia and Yuma Palms in Yuma, Arizona.  These eight stores totaled approximately
1.1 million square feet of retail space.  In addition,  the Company  completed a major  expansion on one store totaling 26,000 square feet of retail space.  The Company closed seven store  locations,  including  five for the  replacement  stores,  during the year totaling approximately  819,000  square feet of retail space.  Capital  expenditures  for 2005 are expected to be  approximately  $335 million.
The  Company  plans to open  nine new  stores  in fiscal  2005  totaling  1,085,000  square  feet,  net of  replaced  square  footage.
Historically,  the Company has financed such capital  expenditures  with cash flow from  operations.  The Company expects that it will continue to finance capital expenditures in this manner during fiscal 2005.

During  2004,  the company  recorded a gain on the sale of property  and  equipment  of $2.9  million and  received  proceeds of $11.3 million.

During 2004,  investing cash flows were positively  impacted by the net proceeds of $688 million  received from the sale of the credit card business to GE (see Note 2 of the Notes to Consolidated Financial Statements).

During 2003,  the Company  recorded a gain of $15.6  million and received  proceeds of $34.6  million from the sale of its interest in
Sunrise Mall and its associated  center in Brownsville,  Texas.  During 2003, the company  recorded a gain on the sale of property and equipment of $8.7 million and received proceeds of $31.8 million.

Financing Activities

Historically,  cash inflows from financing  activities  generally included  borrowing under the Company's accounts  receivable conduit facilities,  the issuance of new mortgage  notes or long-term debt and funds from stock option  exercises.  As a result of the sale of its credit card business,  the Company's need for liquidity has been reduced and the Company's accounts  receivable conduit facilities were terminated.  The Company's  primary source of available  borrowings is its $1 billion  revolving credit facility.  Financing cash outflows generally include the repayment of borrowings under the Company's  accounts  receivable conduit facilities (prior to the sale and termination), the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

During fiscal 2004, the Company  repurchased  $40.6 million of its outstanding  unsecured notes prior to their related maturity dates.
Interest rates on the  repurchased  securities  ranged from 6.30% to 8.20%.  Maturity dates ranged from 2008 to 2028. The Company also redeemed the $331.6 million Preferred Securities. Notes in the amount of $163.4 million matured and were repaid during fiscal 2004.

During 2004, the Company reduced its net level of outstanding  debt and capital leases by $983 million.  The decrease in total debt is due to the sale of the Company's  private label credit card business to GE and through  scheduled debt  maturities and  repurchases of notes prior to their related  maturity  dates. GE assumed $400 million of the Company's  securitized  public debt as part of the sale.
Concurrent with the sale of the credit card business,  the Company repaid all of its short-term  securitized borrowings and terminated its  short-term  borrowing  facilities.  Maturities  of  long-term  debt over the next five years are $92 million,  $98 million,  $201 million, $198 million and $25 million, respectively.

Revolving Credit Agreement
The Company's  primary  source of liquidity is the  availability  of funds under its $1 billion  revolving  credit  facility  ("credit facility").  Borrowings  under the credit  facility  accrue  interest at JPMorgan's  Base Rate or LIBOR plus 1.50%  (currently  4.09%)
subject to certain  availability  thresholds  as defined in the credit  facility.  Availability  for  borrowings  and letter of credit obligations under the credit facility is limited to 75% of the inventory of certain Company  subsidiaries  (approximately $878 million at January 29, 2005).  There are no financial  covenant  requirements  under the credit facility  provided  availability  exceeds $100 million.  The credit  facility  expires on December  12, 2008.  At January 29, 2005,  letters of credit  totaling  $69.7  million were issued under this facility leaving unutilized  availability  under the facility of $808 million.  The Company borrowed $100 million on its revolving  credit facility during 2004 in connection  with the redemption of the $331.6 million  Preferred  Securities on February
2, 2004.  The Company had no outstanding borrowings at January 29, 2005.

Long-term Debt
At January 29,  2005,  the Company had $1.4 billion of  unsecured  notes and mortgage  notes  outstanding.  The  unsecured  notes bear interest at rates  ranging  from 6.30% to 9.50% with due dates from 2005  through  2028.  The  mortgage  notes bear  interest at rates ranging from 7.25% to 10.12% with due dates through 2013.

Stock Repurchase
In May 2000, the Company  announced that the Board of Directors  authorized the repurchase of up to $200 million of its Class A Common
Stock.  During fiscal 2004, the Company  repurchased  approximately  $40.4 million of Class A Common Stock,  representing  2.0 million shares at an average  price of $20.19 per share.  Approximately  $16 million in share  repurchase  authorization  remained  under this open-ended plan at January 29, 2005.

Guaranteed Beneficial Interests in the Company's Subordinated Debentures
Prior to February 2, 2004,  Guaranteed  Preferred  Beneficial  Interests in the  Company's  Subordinated  Debentures  included  $331.6 million  liquidation  amount of LIBOR plus 1.56% Preferred  Securities,  due January 29, 2009 (the "Preferred  Securities") by Horatio
Finance V.O.F., a wholly owned subsidiary of the Company.  The Company  redeemed the $331.6 million  Preferred  Securities on February
2, 2004.

The  Company  has $200  million  liquidation  amount of 7.5%  Capital  Securities,  due August 1, 2038  representing  the  beneficial ownership interest in the assets of Dillard's Capital Trust I, a consolidated entity of the Company.

Fiscal 2005
The sale of the Company's  credit card business  significantly  strengthened  its  liquidity and financial  position.  The Company had cash on hand of $498 million as of January 29, 2005 and reduced  outstanding  debt by $988 million  during fiscal 2004.  During fiscal
2005,  the  Company  expects to finance  its capital  expenditures  and its  working  capital  requirements  including  required  debt repayments  and stock  repurchases,  if any, from cash flows  generated  from  operations.  As a result of the  Company's  sale of its credit card  business,  the Company does not  currently  expect to utilize funds through its $1 billion  revolving  credit  agreement.
Management  believes that cash on hand and cash  generated  from  operations  will be sufficient to cover its  reasonably  foreseeable working  capital,  capital  expenditures,  debt service  requirements  and stock  repurchase.  Depending on  conditions in the capital markets and other factors,  the Company will from time to time consider  possible capital market  transactions,  the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Off-Balance-Sheet Arrangements

The Company  has not  created,  and is not party to, any  special-purpose  or  off-balance-sheet  entities  for the purpose of raising capital,  incurring debt or operating the Company's  business.  The Company is a guarantor on a $54.3 million loan for a joint venture as of January 29,  2005.  At January 29, 2005,  the joint  venture had $36.5  million  outstanding  on the loan.  The Company does not have any additional  arrangements or  relationships  with entities that are not  consolidated  into the financial  statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.

Contractual Obligations and Commercial Commitments
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                      PAYMENTS DUE BY PERIOD
                                                    Less than                                    More than
(in thousands of dollars)              Total          1 year       1-3 years      3-5 years       5 years
Contractual obligations
Long-term debt (1)                   $1,414,453          $91,629      $299,114       $222,799       $800,911
Guaranteed beneficial interests
  in the Company's
  subordinated  debentures              200,000                -             -              -        200,000
Capital lease obligations                25,108            4,926         7,324          2,225         10,633
Defined benefit plan payments            55,657            3,604         9,572         10,167         32,314
Purchase Obligations (2)              1,803,730        1,803,730             -              -              -
Operating leases                        222,069           47,399        78,328         41,538         54,804
Total contractual cash               $3,721,017       $1,951,288      $394,338       $276,729     $1,098,662
    obligations

(1)  Does not include an estimate of future interest payments having a weighted average rate of 7.2%.

(2)  The  Company's  purchase  obligations  principally  consist  of  purchase  orders  for  merchandise  and  store  construction commitments.  Amounts  committed  under open purchase  order for  merchandise  inventory  represent  $1.7 billion of the purchase obligations,  of which a significant  portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(in thousands of dollars)            Total
                                     Amounts                                                   After 5
                                    Committed     Within 1 year    2-3 years      4-5 years      years
Other commercial
  commitments
$1 billion line of credit,
  none outstanding (1)                   $-             $-              $-            $-             $-
Standby letters of credit                 59,425           59,425       -              -             -
Import letters of credit                  10,244           10,244       -              -             -
Total commercial commitments             $69,669          $69,669       $-            $-             $-

(1)  Availability  under the credit facility is limited to 75% of the inventory of certain Company  subsidiaries  (approximately  $878 million at January 29, 2005) and has been reduced by outstanding letters of credit of $69.7 million.

Other long-term  commitments  consist of liabilities  incurred  relating to the Company's  defined benefit plans.  The Company expects pension  expense to be  approximately  $8.9  million in fiscal 2005 with a liability  of $91  million.  The Company  expects to make a contribution to the pension plan of approximately $3.6 million in fiscal 2005.

The Company is a  guarantor  on a $54.3  million  loan for a joint  venture as of January 29,  2005.  At January 29,  2005,  the joint venture had $36.5 million  outstanding on the loan.  The loan is  collateralized  by a mall in Yuma,  Arizona with a book value of $55 million at January 29, 2005.  The timing and amount of payments under the guarantee,  if any,  cannot be reasonably  predicted and are therefore excluded from the tables above.

New Accounting Pronouncements

In November 2004, the Financial  Accounting  Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No.
151,  "Inventory  Costs an  amendment  of ARB No. 43,  Chapter 4" ("SFAS No.  151").  SFAS No. 151 amends the  guidance in ARB No. 43,
Chapter 4, "Inventory  Pricing," to clarify the accounting for abnormal amounts of idle facility  expense,  freight,  handling costs, and wasted  material  (spoilage).  SFAS No. 151 is effective for inventory costs incurred  during fiscal years  beginning  after June 15,  2005.  The  adoption  of the of SFAS No. 151 is not  expected  to have a material  effect on the  Company's  financial  position, results of operations or cash flows.

In December 2004,  the FASB issued SFAS No. 153,  "Exchanges of  Nonmonetary  Assets - An Amendment of APB Opinion No. 29,  Accounting
for  Nonmonetary  Transactions"  ("SFAS No. 153").  SFAS No. 153 eliminates from fair value  measurement for nonmonetary  exchanges of similar  productive  assets in paragraph 21 (b) of APB Opinion No. 29, and replaces it with an  exception  for  exchanges  that do not have  commercial  substance.  SFAS No. 153 is effective for fiscal periods  beginning after June 15, 2005. The Company does not expect
SFAS No. 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December  2004,  the FASB issued  Statement  No. 123 (revised  2004),  "Share-Based  Payment"  ("SFAS No.  123-R").  SFAS No. 123-R
requires all forms of share-based  payment to employees,  including employee stock options,  be treated as compensation and recognized in the income  statement  based on their  estimated fair values.  This statement will be effective for fiscal periods  beginning after
June 15, 2005 which will be the Company's third quarter of fiscal 2005.

The Company  currently  accounts for stock options under APB No. 25 using the  intrinsic  value method in accounting  for its employee stock options.  No stock-based  compensation costs were reflected in net income, as no options under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Under the adoption of SFAS No. 123-R,  the Company will be required to expense stock options over the vesting  period in its statement of operations.  In addition,  the Company will need to recognize  expense over the remaining  vesting period  associated with unvested options  outstanding as of June 15, 2005.  Based on the stock options  outstanding as of January 29, 2005,  the  stock-based  employee compensation  expense,  net of related  tax  effects,  will be  approximately  $0.7  million in fiscal  2005.  The Company has not yet determined  the method of adoption or the effect of adopting SFAS 123-R,  and it has not  determined  whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Forward-Looking Information
The foregoing  contains certain  "forward-looking  statements"  within the definition of federal  securities  laws.  Statements in the
Management's  Discussion and Analysis of Financial Condition and Results of Operations include certain  "forward-looking  statements,"
including  (without  limitation)  statements  with respect to  anticipated  future  operating  and financial  performance,  growth and acquisition  opportunities,  financing  requirements  and other  similar  forecasts  and  statements  of  expectation.  Words  such as
"expects,"  "anticipates,"  "plans" and  "believes," and variations of these words and similar  expressions,  are intended to identify these  forward-looking  statements.  Statements  made  regarding the Company's  merchandise  strategies,  funding of cyclical  working capital needs,  store opening schedule and estimates of depreciation and amortization,  rental expense,  interest and debt expense and capital expenditures for fiscal year 2005 are forward-looking  statements.  The Company cautions that forward-looking  statements,  as such term is defined in the  Private  Securities  Litigation  Reform Act of 1995,  contained  in this  report are based on  estimates, projections,  beliefs and assumptions of management at the time of such statements and are not guarantees of future  performance.  The
Company  disclaims any obligation to update or revise any  forward-looking  statements  based on the occurrence of future events,  the receipt of new information,  or otherwise.  Forward-looking  statements of the Company involve risks and uncertainties and are subject to change based on various  important  factors.  Actual  future  performance,  outcomes and results may differ  materially  from those expressed in  forward-looking  statements made by the Company and its management as a result of a number of risks,  uncertainties  and assumptions.  Representative  examples  of  those  factors  (without  limitation)  include  general  retail  industry  conditions  and macro-economic  conditions;  economic and weather  conditions for regions in which the Company's  stores are located and the effect of these  factors on the buying  patterns of the  Company's  customers;  the impact of  competitive  pressures  in the  department  store industry and other retail channels including specialty,  off-price,  discount,  internet, and mail-order retailers; trends in personal bankruptcies and charge-off  trends in the credit card receivables  portfolio;  changes in consumer spending patterns and debt levels;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.

The table below  provides  information  about the Company's  obligations  that are sensitive to changes in interest  rates.  The table presents  maturities of the Company's  long-term debt and Guaranteed  Beneficial  Interests in the Company's  Subordinated  Debentures
along with the related weighted-average interest rates by expected maturity dates.

 (in thousands of dollars)

Expected Maturity Date             2005         2006       2007       2008       2009    Thereafter       Total      Fair Value
(fiscal year)
Long-term debt (including        $91,629     $98,479    $200,635   $198,146     $24,653   $800,911      $1,414,453    $1,467,024
  receivables financing
  facilities)
Average interest rate               6.9%      7.4%          6.9%       6.5%       9.4%        7.4%           7.2%
Guaranteed Beneficial
Interests in the Company's
 Subordinated Debentures              $-       $-         $-         $-         $-        $200,000       $200,000    $ 199,120
Average interest rate               -%      -%         -%         -%         -%            7.5%           7.5%

During the year ended January 29, 2005,  the Company  repurchased  $40.6  million of its  outstanding  unsecured  notes prior to their related  maturity dates.  Interest rates on the repurchased  securities  ranged from 6.3% to 8.2%.  Maturity dates ranged from 2008 to
2028.

The Company is exposed to market risk from changes in the interest rates under its $1 billion  revolving credit facility.  Outstanding balances  under this  facility  bear  interest  at a variable  rate based on  JPMorgan's  Base Rate or LIBOR plus  1.50%.  The Company borrowed $100 million on its revolving  credit facility during 2004 in connection with the redemption of the $331.6 million  Preferred
Securities  on  February 2, 2004.  The  Company had no  outstanding  borrowings  at January  29, 2005 other than the  utilization  for unfunded letters of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company  maintains  "disclosure  controls and  procedures," as such term is defined in Rules 13a-15e and 15d-15e of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"),  that are designed to ensure that  information  required to be disclosed in the
Company's  reports,  pursuant to the Exchange Act, is recorded,  processed,  summarized and reported within the time periods specified in the SEC's rules and forms,  and that such information is accumulated and  communicated to the Company's  management,  including its
Chief Executive Officer and Chief Financial Officer,  as appropriate,  to allow timely decisions  regarding the required  disclosures.
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

As of January 29, 2005, the Company carried out an evaluation,  with the  participation  of Company's  management,  including  William
Dillard,  II,  Chairman of the Board of Directors and Chief  Executive  Officer  (principal  executive  officer) and James I. Freeman,
Senior  Vice-President and Chief Financial Officer (principal  financial officer),  of the effectiveness of the Company's  "disclosure controls and  procedures"  pursuant to  Securities  Exchange Act Rule  13a-15.  Based on their  evaluation,  the  principal  executive officer and principal  financial officer  concluded that the Company's  disclosure  controls and procedures are effective.  There were no significant  changes in the Company's  internal  controls over financial  reporting that occurred during the year ended January 29,
2005 to which this report  relates that have  materially  affected,  or are  reasonably  likely to  materially  affect,  the Company's internal control over financial reporting.

Management's  report on internal control over financial  reporting and the attestation  report of Deloitte & Touche LLP, the Company's independent  registered  public  accounting  firm,  on  management's  assessment  of internal  control  over  financial  reporting  is incorporated herein by reference from pages F-2 and F-3 of this report.

William  Dillard,  II,  Chairman of the Board of Directors and Chief Executive  Officer,  has certified to the New York Stock Exchange that he is not aware of any  violations  by the Company of the  exchange's  corporate  governance  listing  standards.  Attached as an exhibit to this annual  report is the  certification  of Mr.  Dillard  required  under Section 302 of the  Sarbanes-Oxley  Act of 2002 regarding the quality of the Company's public disclosures.

ITEM 9B.  OTHER INFORMATION.

None.

                                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.       Directors of the Registrant

         Information  regarding  directors of the  Registrant  is  incorporated  herein by reference  under the heading  "Nominees for
         Election as  Directors"  and under the  heading  "Section  16(a)  Beneficial  Ownership  Reporting  Compliance"  in the Proxy
         Statement.

B.       Executive Officers of the Registrant

         Information  regarding  executive  officers of the  Registrant is  incorporated  herein by reference to Part 1 of this report under the heading "Executive  Officers of the Company."  Reference  additionally is made to the information under the heading
         "Section 16(a) Beneficial  Ownership Reporting  Compliance" in the Proxy Statement,  which information is incorporated herein by reference.

The Company's Board of Directors has adopted a Company Code of Conduct that applies to all Company  employees  including the Company's
Directors,  CEO and senior financial  officers.  The current version of such Code of Conduct is available free of charge on Dillard's,
Inc. web site,  www.dillards.com  , and is available in print to any  shareholder  who requests  copies by  contacting  Julie J. Bull,
Director of Investor Relations, at the Company's principal executive offices set forth above.

ITEM 11.  EXECUTIVE COMPENSATION.

Information  regarding  executive  compensation and  compensation of directors is incorporated  herein by reference to the information beginning under the heading  "Compensation  of Directors and Executive  Officers" and concluding  under the heading  "Compensation  of
Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

                                                                    Weighted average          Number of securities
                                  Number of securities to be                                  available for future
                                    issued upon exercise of        exercise prices of         issuance under equity
                                      outstanding options          outstanding options         compensation plans

Equity compensation plans
approved by shareholders                   3,845,009                     $24.91                    11,141,656
             Total                         3,845,009                     $24.91                    11,141,656

Additional  Information  regarding security ownership of certain beneficial owners and management is incorporated  herein by reference to the  information  under the  heading  "Principal  Holders  of Voting  Securities"  and under the  heading  "Security  Ownership  of
Management" and continuing through footnote 12 in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information  regarding  certain  relationships and related  transactions is incorporated  herein by reference to the information under the heading "Certain Relationships and Transactions" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information  regarding  principal  accountant  fees and services is  incorporated  herein by reference  to the  information  under the heading "Independent Accountant Fees" in the Proxy Statement.

                                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)(1) and (2) Financial Statements and Financial Statement Schedule

An "Index to Financial  Statements" and "Financial  Statement  Schedule" has been filed as a part of this Report beginning on page F-1 hereof.

(a)(3)  Exhibits and Management Compensatory Plans

An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is herein incorporated by reference.

                                                   SIGNATURES

              Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dillard's, Inc.            /s/ James I. Freeman
Registrant                 James I. Freeman, Senior Vice President and
                           Chief Financial Officer
Date: April 14, 2005      (Principal Financial and Accounting Officer)

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
                                     (Principal Executive Officer)

/s/ Alex Dillard                    /s/ Mike Dillard
Alex Dillard                         Mike Dillard
President and Director               Executive Vice President
                                     and Director

/s/ James I. Freeman                /s/ John Paul Hammerschmidt
James I. Freeman                     John Paul Hammerschmidt
Senior Vice President and Chief      Director
Financial Officer and Director

/s/ Peter R. Johnson                /s/ Warren A. Stephens
Peter R. Johnson                     Warren A. Stephens
Director                             Director

/s/ William H. Sutton               /s/ J.C. Watts, Jr.
William H. Sutton                    J.C. Watts, Jr.
Director                             Director

Date:    April 14, 2005

                                                                 F-21

                                    INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                                   DILLARD'S, INC. AND SUBSIDIARIES
                                                     Year Ended January 29, 2005

                                                                                                        Page

        Report of Independent Registered Public Accounting Firm                                          F-2

        Management's Report on Internal Control over Financial Reporting                                 F-3

        Report of Independent Registered Public Accounting Firm                                          F-4

        Consolidated Balance Sheets - January 29, 2005 and January 31, 2004.                             F-6
        Consolidated  Statements of Operations - Fiscal years ended January 29, 2005,  January
        31, 2004 and February 1, 2003.                                                                   F-7
        Consolidated  Statements of  Stockholders'  Equity and  Comprehensive  Income (Loss) -
        Fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.                      F-8
        Consolidated  Statements of Cash Flows - Fiscal years ended January 29, 2005,  January
        31, 2004 and February 1, 2003.                                                                   F-9
        Notes to  Consolidated  Financial  Statements - Fiscal  years ended  January 29, 2005,
        January 31, 2004 and February 1, 2003.                                                          F-10

        Schedule II - Valuation and Qualifying Accounts                                                 F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard's, Inc.
Little Rock, Arkansas

We have audited the accompanying  consolidated  balance sheets of Dillard's,  Inc. and subsidiaries (the Company)as of January 29, 2005 and January 31, 2004, and the related  consolidated  statements of operations, stockholders'  equity and  comprehensive  income (loss), and cash flows for each of the three years in the period ended  January 29, 2005.  Our audits also included the  financial  statement schedule of  Dillard's,  Inc.  and subsidiaries,  listed in item 15. These  financial  statements  and  financial  statement  schedule are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance  with the standards of the Public Company  Accounting  Oversight  Board (United  States).  Those
standards  require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence  supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting  principles used and significant estimates made by management, as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

In our opinion, such consolidated  financial statements present fairly, in all material respects,  the consolidated financial position of Dillard's,  Inc. and  subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their  operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting  principles  generally  accepted in the United States of America.  Also, in our opinion,  such financial statement  schedule,  when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited,  in  accordance  with the standards of the Public  Company  Accounting  Oversight  Board  (United  States),  the
effectiveness  of the Company's  internal control over financial  reporting as of January 29, 2005, based on the criteria  established in Internal  Control--Integrated  Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway  Commission
and our report  dated April 13, 2005  expressed an  unqualified  opinion on  management's  assessment  of the  effectiveness  of the
Company's internal  control over financial  reporting and an unqualified  opinion on the  effectiveness  of the Company's  internal control over financial reporting.

As discussed in Notes 1 and 3 to the  consolidated  financial  statements,  the Company  changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Dallas, Texas
April 13, 2005

Management's Report on Internal Control over Financial Reporting

The  financial  statements,  financial  analysis  and all other  information  in this  Annual  Report on Form  10-K were  prepared  by management,  who is responsible for their integrity and objectivity and for establishing and maintaining  adequate  internal  controls over financial reporting.

The Company's  internal  control over financial  reporting is designed to provide  reasonable  assurance  regarding the reliability of financial  reporting  and the  preparation  of financial  statements  for external  purposes in  accordance  with  generally  accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

  i.  pertain to the  maintenance  of records  that,  in  reasonable  detail,  accurately  and fairly  reflect  the  transactions  and dispositions of assets of the Company;

  ii.  provide  reasonable  assurance that  transactions  are recorded as necessary to permit  preparation of financial  statements in accordance  with generally  accepted  accounting  principles,  and that receipts and  expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  iii. provide reasonable assurance regarding prevention or timely detection of unauthorized  acquisition,  use or dispositions of the
      Company's assets that could have a material effect on the financial statements.

There are inherent  limitations  in the  effectiveness  of any internal  control,  including  the  possibility  of human error and the circumvention or overriding of controls.  Accordingly,  even effective  internal controls can provide only reasonable  assurances with respect to financial  statement  preparation.  Further,  because of changes in conditions,  the effectiveness of internal controls may vary over time.

Management  assessed the design and effectiveness of the Company's  internal control over financial  reporting as of January 29, 2005.
In making this  assessment,  management  used the criteria  set forth by the  Committee of  Sponsoring  Organizations  of the Treadway
Commission ("COSO") in Internal Control - Integrated  Framework.  Based on management's  assessment using those criteria,  it believes that, as of January 29, 2005, the Company's internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent  registered public accounting firm, has audited the financial  statements of the Company for the fiscal years ended January 29, 2005,  January 31, 2004 and February 1, 2003 and has attested to management's  assertion  regarding the effectiveness  of the Company's  internal  control over financial  reporting as of January 29, 2005.  Their report is presented on the following  page. The  independent  registered  public  accountants  and internal  auditors  advise  management of the results of their audits and make  recommendations  to improve the system of internal  controls.  Management  evaluates  the audit  recommendations  and takes appropriate action.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Dillard's, Inc.

Little Rock, Arkansas

We have  audited  management's  assessment,  included in the  accompanying  Management's  Report on Internal  Control  over  Financial
Reporting,  that Dillard's,  Inc. and subsidiaries (the "Company")  maintained  effective internal control over financial reporting as of January 29, 2005, based on criteria  established in Internal  Control - Integrated  Framework issued by the Committee of Sponsoring
Organizations of the Treadway  Commission.  The Company's  management is responsible for maintaining  effective  internal control over financial  reporting and for its assessment of the effectiveness of internal control over financial  reporting.  Our responsibility is to  express an opinion  on  management's  assessment  and an opinion on the  effectiveness  of the  Company's  internal  control  over financial reporting based on our audit.

We conducted our audit in accordance  with the standards of the Public  Company  Accounting  Oversight  Board (United  States).  Those
standards  require that we plan and perform the audit to obtain  reasonable  assurance about whether  effective  internal control over financial  reporting was maintained in all material  respects.  Our audit included obtaining an understanding of internal control over financial reporting,  evaluating  management's  assessment,  testing and evaluating the design and operating effectiveness of internal control,  and performing such other procedures as we considered  necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial  reporting is a process designed by, or under the supervision of, the company's  principal executive  and  principal  financial  officers,  or persons  performing  similar  functions,  and effected by the  company's  board of directors,  management,  and other personnel to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted  accounting  principles.  A company's internal  control over financial  reporting  includes those  policies and  procedures  that (1) pertain to the  maintenance of records that, in reasonable  detail,  accurately  and fairly  reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide reasonable  assurance that transactions are recorded as necessary to permit preparation of financial  statements in accordance with generally  accepted  accounting  principles,  and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;  and (3) provide reasonable  assurance regarding  prevention or timely detection  of  unauthorized  acquisition,  use,  or  disposition  of the  company's  assets  that could have a material  effect on the financial statements.

Because of the inherent limitations of internal control over financial  reporting,  including the possibility of collusion or improper management  override of controls,  material  misstatements  due to error or fraud may not be prevented or detected on a timely  basis.
Also,  projections  of any evaluation of the  effectiveness  of the internal  control over  financial  reporting to future periods are subject to the risk that the controls may become  inadequate  because of changes in conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion,  management's  assessment  that the Company  maintained  effective  internal  control over  financial  reporting as of
January 29, 2005,  is fairly  stated,  in all material  respects,  based on the criteria  established  in Internal  Control--Integrated
Framework  issued by the  Committee  of  Sponsoring  Organizations  of the  Treadway  Commission.  Also in our  opinion,  the  Company maintained,  in all material  respects,  effective  internal  control over  financial  reporting as of January 29, 2005,  based on the criteria  established in Internal  Control--Integrated  Framework  issued by the Committee of Sponsoring  Organizations of the Treadway
Commission.

We have also audited,  in  accordance  with the standards of the Public  Company  Accounting  Oversight  Board  (United  States),  the
consolidated  financial  statements and financial  statement schedule as of and for the year ended January 29, 2005 of the Company and our report dated April 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change in accounting for goodwill and intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Dallas, Texas
April 13, 2005

Consolidated Balance Sheets
Dollars in Thousands

Assets                                                                    January 29, 2005    January 31, 2004
Current Assets:
   Cash and cash equivalents                                                      $498,248            $160,873
   Accounts receivable (net of allowance for
    doubtful accounts of $0 and $40,967)                                             9,651           1,191,489
   Merchandise inventories                                                       1,733,033           1,632,377
   Other current assets                                                             52,559              38,952
    Total current assets                                                         2,293,491           3,023,691
Property and Equipment:
   Land and land improvements                                                      102,098             100,726
   Buildings and leasehold improvements                                          2,755,565           2,685,628
   Furniture, fixtures and equipment                                             2,143,464           2,192,029
   Buildings under construction                                                     96,767              40,636
   Buildings and equipment under capital leases                                     60,724              51,493
   Less accumulated depreciation and amortization                              (1,977,862)         (1,873,043)
                                                                                 3,180,756           3,197,469
Goodwill                                                                            35,495              36,731
Other Assets                                                                       181,839             153,206
Total Assets                                                                    $5,691,581          $6,411,097

Liabilities and Stockholders' Equity
Current Liabilities:
   Trade accounts payable and accrued expenses                                    $820,242            $679,854
   Current portion of long-term debt                                                91,629             166,041
   Current portion of capital lease obligations                                      4,926               2,126
   Federal and state income taxes including current deferred taxes                 128,436             106,487
   Current portion of Guaranteed Beneficial Interest
     in the Company's Subordinated Debentures                                            -             331,579
   Other short-term borrowings                                                           -              50,000
     Total current liabilities                                                   1,045,233           1,336,087
Long-term Debt                                                                   1,322,824           1,855,065
Capital Lease Obligations                                                           20,182              17,711
Other Liabilities                                                                  269,056             147,901
Deferred Income Taxes                                                              509,589             617,236
Operating Leases and Commitments
   Guaranteed Preferred Beneficial Interests in the
   Company's Subordinated Debentures                                               200,000             200,000
Stockholders' Equity:
   Common stock, Class A - 114,581,524 and 112,866,918 shares
      issued; 79,194,675 and 79,480,069 shares outstanding                           1,146               1,129
   Common stock, Class B (convertible)-- 4,010,929 shares
      issued and outstanding                                                            40                  40
   Additional paid-in capital                                                      739,620             713,974
   Accumulated other comprehensive loss                                           (13,333)            (11,281)
   Retained earnings                                                             2,305,993           2,201,623
   Less treasury stock, at cost, Class A--35,386,849 and
     33,386,849 shares                                                           (708,769)           (668,388)
    Total stockholders' equity                                                   2,324,697           2,237,097
Total Liabilities and Stockholders' Equity                                      $5,691,581          $6,411,097

See notes to consolidated financial statements.

Consolidated Statements of Operations
Dollars in Thousands, Except Per Share Data
                                                                                           Years Ended                             .
                                                                   January 29, 2005         January 31, 2004       February 1, 2003

Net Sales                                                                $7,528,572               $7,598,934             $7,910,996
Service Charges, Interest and Other Income                                  287,699                  264,734                322,943
                                                                          7,816,271                7,863,668              8,233,939
Costs and Expenses:
   Cost of sales                                                          5,017,765                5,170,173              5,254,134
   Advertising, selling, administrative and general expenses              2,098,791                2,097,947              2,164,033
   Depreciation and amortization                                            301,917                  290,661                301,407
   Rentals                                                                   54,774                   64,101                 68,101
   Interest and debt expense                                                139,056                  181,065                189,779
  Asset impairment and store closing charges                                19,417                   43,727                 52,224
     Total costs and expenses                                             7,631,720                7,847,674              8,029,678
Income Before Income Taxes                                                  184,551                   15,994                204,261
Income Taxes                                                                 66,885                    6,650                 72,335
Income before cumulative effect of accounting change                        117,666                    9,344                131,926
Cumulative effect of accounting change, net of tax benefit
   of $0                                                                         --                       --              (530,331)
Net Income (Loss)                                                          $117,666                   $9,344             $(398,405)
Basic Earnings Per Common Share:
   Income before cumulative effect of accounting change                       $1.41                    $0.11                  $1.56
   Cumulative effect of accounting change                                        --                       --                 (6.27)
   Net Income (Loss)                                                          $1.41                    $0.11               $ (4.71)
Diluted Earnings Per Common Share:
   Income before cumulative effect of accounting change                       $1.41                    $0.11                  $1.55
   Cumulative effect of accounting change                                        --                       --                 (6.22)
   Net Income (Loss)                                                          $1.41                    $0.11               $ (4.67)
See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Dollars in Thousands, Except Per Share Data
                                                                                  Accumulated
                                                                    Additional       Other
                                                Common Stock         Paid-in       Comprehen-      Retained      Treasury
                                            ClassA      Class B      Capital       sive Loss       Earnings        Stock          Total
Balance, February 2, 2002                       $1,118        $40      $699,104             $--    $2,617,608     $(649,473)    $2,668,397
   Net loss                                         __         __            __              __     (398,405)             __     (398,405)
   Minimum pension liability
     adjustment, net of tax of $2,529               __         __            __         (4,496)            __             __       (4,496)
     Total comprehensive loss                                                                                                    (402,901)
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
   Net income                                       __         __            __              __         9,344             __         9,344
   Minimum pension liability
     adjustment, net of tax of $3,817               __         __            __         (6,785)            __             __       (6,785)
    Total comprehensive income                                                                                                       2,559
   Issuance of 189,413 shares under
     stock  option, employee savings
     and stock bonus plans                           2         __         2,650              __            __             __         2,652
   Purchase of 1,456,076 shares of
      treasury stock                                __         __            __              __            __       (18,915)      (18,915)
   Cash dividends declared:
    Common stock, $.16 per share                    --         --            --              --      (13,395)             --      (13,395)
Balance, January 31, 2004                        1,129         40       713,974        (11,281)     2,201,623      (668,388)     2,237,097
   Net income                                       __         __            __                       117,666             __       117,666
   Minimum pension liability
    adjustment, net of tax of $1,154                __         __            __         (2,052)            __             __       (2,052)
     Total comprehensive income                                                                                                    115,614
   Issuance of 1,714,606 shares under
    stock  option, employee savings
    and stock bonus plans                           17         __        25,646              __            __             __        25,663
   Purchase of 2,000,000 shares of
    treasury stock                                  __         __            __              __            __       (40,381)      (40,381)
   Cash dividends declared:
    Common stock, $.16 per share                    --         --            --              --      (13,296)             --      (13,296)
Balance, January 29, 2005                       $1,146        $40      $739,620       $(13,333)    $2,305,993     $(708,769)  $2,324,697

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands
                                                                                                Years Ended                        .
                                                                           January 29, 2005   January 31, 2004     February 1, 2003
Operating Activities:
Net income (loss)                                                                  $117,666             $9,344           $(398,405)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
   Depreciation and amortization of property and deferred financing                 305,536            297,201              305,545
   Deferred income taxes                                                          (122,036)             13,623               24,878
   Loss on early extinguishments of debt                                                 __                 __                6,834
   Asset impairment and store closing charges                                        19,417             43,727               52,224
   Gain on sale of credit card business                                            (83,867)                 __                   __
   Gain on sale of joint venture                                                         __           (15,624)             (64,295)
   Gain on sale of property and equipment                                           (2,933)            (8,699)              (1,103)
   Provision for loan losses                                                         12,835             35,244               36,574
   Cumulative effect of accounting change, net of taxes                                  __                 __              530,331
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                166,899            110,936                  286
     Increase in merchandise inventories                                          (100,656)           (38,069)             (32,445)
     (Increase) decrease in other current assets                                   (13,607)             16,121             (30,760)
     (Increase) decrease in other assets                                           (39,816)           (37,048)               31,559
     Increase (decrease) in trade accounts payable
      and accrued expenses, other liabilities and income taxes                      294,623              5,350            (104,281)
 Net cash provided by operating activities                                          554,061            432,106              356,942
Investing Activities:
   Purchase of property and equipment                                             (285,331)          (227,421)            (233,268)
   Proceeds from sale of property and equipment                                      11,330             31,766                   --
   Net cash from sale of credit card business                                       688,213                 __                   __
   Proceeds from sale of joint venture                                                   --             34,579               68,295
Net cash provided by (used in) investing activities                                 414,212          (161,076)            (164,973)
Financing Activities:
   Principal payments on long-term debt and capital lease obligations             (212,163)          (272,702)            (340,081)
   (Decrease) increase in short-term borrowings and capital lease
     obligations                                                                   (50,000)             51,369                   --
   Cash dividends paid                                                             (13,296)           (13,395)             (13,529)
   Proceeds from issuance of common stock                                            16,521              1,130               11,037
   Purchase of treasury stock                                                      (40,381)           (18,915)                   --
   Retirement of Guaranteed Beneficial Interest in the Company's
     Debentures                                                                   (331,579)                 --                   --
   Proceeds from receivable financing, net                                               --                 --              100,000
   Proceeds from long-term borrowings                                                    --                 --               40,000
Net cash used in financing activities                                             (630,898)          (252,513)            (202,573)
Increase (decrease) in Cash and Cash Equivalents                                    337,375             18,517             (10,604)
Cash and Cash Equivalents, Beginning of Year                                        160,873            142,356              152,960
Cash and Cash Equivalents, End of Year                                             $498,248           $160,873             $142,356

Non-cash transactions:
  Tax benefit from exercise of stock options                                         $9,142               $256               $4,985
  Capital lease transactions                                                         10,781                 --                   --

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business - Dillard's,  Inc. (the "Company")  operates retail  department  stores located primarily in the Southeastern,
Southwestern  and Midwestern  areas of the United States.  The Company's  fiscal year ends on the Saturday  nearest January 31 of each year.  Fiscal  years 2004,  2003 and 2002 ended on January 29,  2005,  January 31,  2004 and  February 1, 2003,  respectively.  Fiscal years 2004, 2003 and 2002 included 52 weeks.

Consolidation  - The  accompanying  consolidated  financial  statements  include the accounts of Dillard's,  Inc. and its wholly owned subsidiaries.  Intercompany  accounts and transactions are eliminated in consolidation.  Investments in and advances to joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method.

Use of Estimates - The preparation of financial  statements in conformity with accounting  principles generally accepted in the United
States of America  requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include inventories,  sales return, allowance for doubtful accounts prior to November 1, 2004, self-insured accruals,  future cash flows for impairment analysis,  pension discount rate and lives of long-lived assets.  Actual results could differ from those estimates.

Cash  Equivalents  - The Company  considers  all highly  liquid  investments  with an original  maturity of three  months or less when
purchased to be cash equivalents.   The Company considers receivables from charge card companies as cash equivalents.

Accounts  Receivable - In November 2004, the Company sold  substantially all of its accounts  receivable to GE Consumer Finance ("GE")
and no longer maintains an allowance for doubtful accounts.

Prior to November 2004,  customer accounts  receivable on the Company's  proprietary credit card were classified as current assets and include some which are due after one year,  consistent with industry  practice.  Proprietary credit card receivables were shown net of an allowance for uncollectible  accounts.  The Company calculated the allowance for uncollectible accounts using a model that analyzes factors such as bankruptcy filings,  delinquency rates,  historical charge-off patterns,  recovery rates and other portfolio data. The calculation was then reviewed by management to assess whether,  based on recent economic events,  additional analyses were required to appropriately  estimate losses inherent in the portfolio.  The Company charged off an account automatically when a customer has failed to make a  required  payment in each of the six  billing  cycles  following  a missed  payment.  The  Company  also  provided  for the estimated  uncollectible  portion of the  finance  charge  revenue  based upon our  historical  collection  experience  as part of the allowance  for doubtful  accounts.  This  allowance  represented  amounts of credit card  receivable  balances  (including  billed but uncollected  finance charges) which management  estimated will ultimately not be collected.  Finance charge revenue was recorded until an account is charged off, at which time uncollected finance charge revenue was recorded as a reduction of credit revenues.

Historically,  the  Company  utilized  credit card  securitizations  as part of its  overall  funding  strategy.  The  transfers  were accounted for under the  provisions of Statement of Financial  Accounting  Standards  ("SFAS") No. 140,  "Accounting  for Transfer and
Servicing of Financial  Assets and  Liabilities".  All  financing  through  these  facilities  are recorded on the balance sheet as of
January 31, 2004 (see Note 16).

In November 2004, the Company either repaid or transferred to GE all of its debt securitized by credit card receivables.

Significant  Group  Concentrations  of Credit Risk - The Company granted credit to customers  throughout North America.  There were no
Metropolitan  Statistical  Areas that comprised 10% of the Company's  managed credit card  receivables at January 29, 2005 and January
31, 2004.  As of November 1, 2004, GE owns all accounts and balances generated through sales on the Company's private label card.

Merchandise  Inventories - The retail last-in,  first-out  ("LIFO")  inventory  method is used to value  merchandise  inventories.  At
January 29, 2005 and January 31, 2004, the LIFO cost of merchandise was approximately  equal to the first-in,  first-out ("FIFO") cost of merchandise.

Property and  Equipment - Property  and  equipment  owned by the Company is stated at cost,  which  includes  related  interest  costs incurred during periods of construction,  less accumulated depreciation and amortization.  Capitalized interest was $4.5 million, $2.6 million and $2.5 million in fiscal 2004, 2003 and 2002,  respectively.  For financial reporting purposes,  depreciation is computed by the straight-line method over estimated useful lives:

----------------------------------------------------------------------------------------------------
Buildings and leasehold improvements                 20 - 40 years
Furniture, fixtures and equipment                     3 - 10 years
----------------------------------------------------------------------------------------------------

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

Included in property  and  equipment  as of January 29,  2005 are assets held for sale in the amount of $7.7  million.  During  fiscal
2004,  2003 and 2002,  the Company  realized  gains on the sale of property  and  equipment  of $2.9  million,  $8.7  million and $1.1 million, respectively.

Depreciation  expense on property and  equipment  was $302  million,  $291  million and $301  million for fiscal 2004,  2003 and 2002, respectively.

Long-Lived  Assets  Excluding  Goodwill - The Company  follows SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived
Assets," which requires  impairment  losses to be recorded on long-lived  assets used in operations  when indicators of impairment are present and the undiscounted  cash flows estimated to be generated by those assets are less than the assets'  carrying amount.  In the evaluation  of the fair value and future  benefits  of  long-lived  assets,  the  Company  performs  an  analysis  of the  anticipated undiscounted  future net cash flows of the related  long-lived  assets.  This  analysis is performed  at the store unit level.  If the carrying  value of the related asset exceeds the  undiscounted  cash flows,  the carrying  value is reduced to its fair value which is based on expected  discounted  future cash flows.  Various  factors  including  future sales growth and profit margins are included in this  analysis.  Management  believes  at this time that the  carrying  value and  useful  lives  continue  to be  appropriate,  after recognizing the impairment charges recorded in 2004, 2003 and 2002, as disclosed in Note 14.

Goodwill - The Company  adopted SFAS No. 142,  "Goodwill  and Other  Intangible  Assets,"  effective  February 3, 2002. It changes the accounting  for goodwill from an  amortization  method to an "impairment  only"  approach.  Under SFAS No. 142,  goodwill is no longer amortized but reviewed for  impairment  annually or more  frequently if certain  indicators  arise.  The Company  tested  goodwill for impairment  as of the adoption  date using the two-step  process  prescribed  in SFAS No. 142. The Company  identified  its  reporting units  under  SFAS No.  142 at the store  unit  level.  The fair  value of these  reporting  units was  estimated  using the  expected discounted  future cash flows and market  values of related  businesses,  where  appropriate.  Prior to the  adoption of SFAS No. 142, goodwill,  which represents the cost in excess of fair value of net assets acquired,  was amortized on the straight-line basis over 40 years.  Accumulated  goodwill  amortization was $55.6 million at February 2, 2002.  Management believes at this time that the carrying value  continues to be  appropriate,  recognizing  the impairment  charge recorded in fiscal 2004, 2003 and 2002, as disclosed in
Note 3.

Other Assets - Other assets include  investments in joint ventures  accounted for by the equity method.  These joint  ventures,  which consist of malls and a general  contracting  company that constructs  Dillard's  stores and other commercial  buildings,  had carrying values of $116  million  and $97  million at January 29,  2005 and  January  31,  2004,  respectively.  The malls are located in Yuma,
Arizona;  Toledo,  Ohio;  Denver,  Colorado and one currently  under  construction  in Bonita  Springs,  Florida.  Earnings from joint ventures were $8.7 million,  $8.1 million and $19.5 million for fiscal 2004,  2003 and 2002,  respectively.  The Company also recorded a $15.6  million  pretax gain for the year ended  January 31, 2004 from the sale of its  interest in Sunrise  Mall and its  associated center in Brownsville,  Texas for $80.7 million  including the assumption of the $40.0 million  mortgage note. The Company  recorded a pretax gain of $64.3 million  pertaining to

the Company's sale of its interest in FlatIron Crossing,  a Broomfield,  Colorado shopping center, for the year ended
February 1, 2003. The gains on the sale were recorded in Service Charges, Interest and Other Income.

Vendor  Allowances - The Company  receives  concessions  from its vendors  through a variety of programs and  arrangements,  including co-operative  advertising and markdown  reimbursement  programs.  Co-operative  advertising  allowances are reported as a reduction of advertising  expense in the period in which the advertising  occurred.  Payroll  reimbursements are reported as a reduction of payroll expense in the period in which the  reimbursement  occurred.  All other  vendor  allowances  are  recognized  as a  reduction  of cost purchases.  Accordingly,  a reduction or increase in vendor  concessions  has an inverse  impact on cost of sales  and/or  selling and administrative expenses.

Insurance  Accruals  -  The  Company's  consolidated  balance  sheets  include  liabilities  with  respect  to  self-insured  workers'
compensation  and general  liability  claims.  The Company  estimates  the required  liability of such claims,  utilizing an actuarial method,  based upon various  assumptions,  which  include,  but are not limited to, our  historical  loss  experience,  projected loss development  factors,  actual  payroll and other data.  The required  liability is also subject to adjustment in the future based upon the changes in claims  experience,  including  changes in the number of incidents  (frequency)  and changes in the  ultimate  cost per incident (severity).

Operating  Leases - The Company  leases  retail  stores and office space under  operating  leases.  Most leases  contain  construction allowance  reimbursements  by landlords,  rent holidays,  rent  escalation  clauses and/or  contingent  rent  provisions.  The Company recognizes  the related  rental expense on a  straight-line  basis over the lease term and records the difference  between the amounts charged to expense and the rent paid as a deferred rent liability.

To account for construction  allowance  reimbursements from landlords and rent holidays, the Company records a deferred rent liability included in trade accounts  payable and accrued expenses and other  liabilities on the  consolidated  balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated  income  statements.  For leases containing rent escalation  clauses,  the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated income statement.  The lease term used for lease  evaluation  includes  renewal option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Revenue  Recognition - The Company  recognizes  revenue at the "point of sale." Revenue  associated with gift cards is recognized upon redemption  of the gift  card.  Prior to the sale of its credit  card  business  to GE,  finance  charge  revenue  earned on  customer accounts,  serviced by the Company under its  proprietary  credit card program,  was  recognized in the period in which it was earned.
Beginning  November 1, 2004, the Company's share of income earned under the long-term  marketing and servicing alliance is included as a component of Service  Charges,  Interest and Other  Income.  Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded.

Advertising - Advertising  and  promotional  costs,  which  include  newspaper,  television,  radio and other media  advertising,  are expensed as incurred and were $246 million, $229 million and $253 million for fiscal years 2004, 2003 and 2002, respectively.

Income  Taxes - In  accordance  with SFAS No.  109,  "Accounting  for Income  Taxes,"  deferred  income  taxes  reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

Shipping and Handling - In accordance with Emerging  Issues Task Force ("EITF") 00-10,  "Accounting for Shipping and Handling Fees and
Costs," the Company records shipping and handling  reimbursements in Service Charges,  Interest and Other Income.  The Company records shipping and handling costs in Advertising, Selling, Administrative and General Expenses.

Comprehensive  Income  (Loss) -  Accumulated  other  comprehensive  loss  consists  only of the minimum  pension  liability,  which is calculated annually in the fourth quarter.

Stock-Based  Compensation  - The Company  periodically  grants stock options to employees.  Pursuant to  Accounting  Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounts for stock-based  employee  compensation arrangements using the intrinsic value method.  No compensation  expense has been recorded in the  consolidated  financial  statements with respect to option grants.  The Company has adopted the disclosure only provisions of
Financial  Accounting  Standards Board Statement No. 123, "Accounting for Stock Based  Compensation,"  as amended by Financial  Accounting
Standards  Board Statement No. 148, "Accounting forStock Based  Compensation  - Transition  and  Disclosure,  an Amendment of FASB
Statement  No.  123".  If  compensation cost for the Company's stock option plans had been  determined in accordance  with the fair value method  prescribed by SFAS No. 123, the Company's income before accounting change would have been:

(in thousands of dollars, except per share data)             Fiscal 2004       Fiscal 2003      Fiscal 2002
Income before cumulative effect of accounting change
  As reported                                                   $117,666            $9,344         $131,926
    Deduct:  Total stock-based employee compensation
  expense determined under fair value based method, net
  of taxes                                                       (1,825)           (2,732)          (9,261)
  Pro forma                                                     $115,841            $6,612         $122,665

Basic earnings per share:
  As reported                                                      $1.41             $0.11            $1.56
  Pro forma                                                         1.39              0.08             1.45
Diluted earnings per share:
  As reported                                                      $1.41             $0.11            $1.55
  Pro forma                                                         1.38              0.08             1.44

Segment  Reporting - The Company operates in a single operating  segment-- the operation of retail  department  stores.  Revenues from customers  are derived from  merchandise  sales and service  charges and interest on the  Company's  proprietary  credit card prior to
November 1, 2004.

The Company does not rely on any major customers as a source of revenue.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151,  "Inventory  Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151").  SFAS No.
151 amends the  guidance in ARB No. 43,  Chapter 4,  "Inventory  Pricing,"  to clarify the  accounting  for  abnormal  amounts of idle facility  expense,  freight,  handling costs, and wasted material  (spoilage).  SFAS No. 151 is effective for inventory costs incurred during fiscal years  beginning  after June 15, 2005. The adoption of the of SFAS No. 151 is not expected to have a material  effect on the Company's financial position, results of operations or cash flows.

In December 2004,  the FASB issued SFAS No. 153,  "Exchanges of  Nonmonetary  Assets - An Amendment of APB Opinion No. 29,  Accounting
for  Nonmonetary  Transactions"  ("SFAS No. 153").  SFAS No. 153 eliminates from fair value  measurement for nonmonetary  exchanges of similar  productive  assets in paragraph 21 (b) of APB Opinion No. 29, and replaces it with an  exception  for  exchanges  that do not have  commercial  substance.  SFAS No. 153 is effective for fiscal periods  beginning after June 15, 2005. The Company does not expect
SFAS No. 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December  2004,  the FASB issued  Statement  No. 123 (revised  2004),  "Share-Based  Payment"  ("SFAS No.  123-R").  SFAS No. 123-R
requires all forms of share-based  payments to employees,  including employee stock options, be treated as compensation and recognized in the income  statement  based on their  estimated fair values.  This statement will be effective for fiscal periods  beginning after
June 15, 2005 which will be the Company's third quarter of fiscal 2005.

The Company  currently  accounts for stock options under APB No. 25 using the  intrinsic  value method in accounting  for its employee stock options.  No stock-based  compensation costs were reflected in net income, as no options under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Under the  adoption  of SFAS No.  123-R,  the  Company  will be  required to expense  stock  options  over the  vesting  period in its statement of operations.  In addition,  the Company will need to recognize  expense over the remaining  vesting period associated with unvested options outstanding as of June 15, 2005.

2.  Disposition of Credit Card Receivables
On November 1, 2004, the Company  completed the sale of  substantially  all of the assets of its private label credit card business to
GE. The purchase price of  approximately  $1.1 billion  includes the  assumption of $400 million of  securitization  liabilities,  the purchase of owned  accounts  receivable  and other assets.  Net cash proceeds  received by the Company were $688 million.  The Company recorded a pretax gain of $83.9 million as a result of the sale.  The gain is recorded in Service  Charges,  Interest and Other Income on the Consolidated Statement of Operations.

As part of the  transaction,  the Company and GE have entered into a long-term  marketing and servicing  alliance with an initial term of 10 years,  with an option to renew.  GE will own the  accounts  and  balances  generated  during the term of the  alliance and will provide all key customer service functions supported by ongoing credit marketing efforts.

3. Goodwill
The Company adopted SFAS No. 142,  "Goodwill and Other Intangible  Assets,"  effective February 3, 2002. It changes the accounting for goodwill from an  amortization  method to an  "impairment  only"  approach.  Under SFAS No. 142,  goodwill is no longer  amortized but reviewed for impairment  annually or more  frequently if certain  indicators  arise.  The Company tested goodwill for impairment as of the adoption date using the two-step  process  prescribed in SFAS No. 142. The Company  identified its reporting  units under SFAS No.
142 at the store unit level.  The fair value of these reporting units was estimated  using the expected  discounted  future cash flows and market values of related businesses, where appropriate.

Related to the 1998  acquisition  of  Mercantile  Stores  Company  Inc.,  the  Company had $570  million in  goodwill  recorded in its consolidated  balance sheet at the beginning of 2002. The Company  completed the required  impairment  tests of goodwill in the second quarter of 2002 and determined  that $530 million of goodwill was impaired under the fair value test.  This  impairment was the result of sequential  periods of declining  profits in certain of these reporting units. In accordance with SFAS No. 142, the impairment loss for  goodwill was  reflected  as a  cumulative  effect of a change in  accounting  principle  in fiscal  2002.  The Company  tests the realizability of goodwill as of the end of each fiscal year or when circumstances deem necessary.

The  changes in the  carrying  amount of  goodwill  for the years  ended  January  29,  2005 and  January  31, 2004 are as follows (in thousands):

Goodwill balance at February 1, 2003                                                               $39,214
  Goodwill written off in fiscal 2003                                                             (2,483)
Goodwill balance at January 31, 2004                                                                36,731
  Goodwill written off in fiscal 2004                                                              (1,236)
Goodwill balance at January 29, 2005                                                               $35,495

4. Revolving Credit Agreement
At January  29,  2005,  the  Company  maintained  a $1 billion  revolving  credit  facility  with  JPMorgan  Chase Bank  ("JPMorgan").
Borrowings  under the credit  agreement  accrue  interest at JPMorgan's  Base Rate or LIBOR plus 1.50%  (currently  4.09%)  subject to certain  availability  thresholds as defined in the credit  agreement.  Availability  for borrowings and letter of credit  obligations under the credit agreement is limited to 75% of the inventory of certain Company  subsidiaries  (approximately $878 million at January
29, 2005). There are no financial covenant  requirements under the credit agreement provided  availability  exceeds $100 million.  The credit  agreement  expires on December 12, 2008.  The Company pays an annual  commitment  fee of 0.375% of the  committed  amount less outstanding  borrowings  and letters of credit to the banks.  The Company  borrowed  $100  million on its  revolving  credit  facility during 2004 in connection  with the redemption of the $331.6  million  Preferred  Securities on February 2, 2004.  There were no funds borrowed under the revolving credit facility during fiscal 2003.

5. Long-term Debt
Long-term debt consists of the following:

(in thousands of dollars)                            January 29, 2005    January 31, 2004
Unsecured notes
   at rates ranging from
   6.30% to 9.50%,
   due 2005 through 2028                                   $1,357,391          $1,561,353
Receivable financing facilities
   at rates ranging from 1.4% to
   3.8%                                                             -             400,000
Mortgage notes, payable
   monthly or quarterly
   (some with balloon payments)
   through 2013 and bearing
   interest at rates ranging from
   7.25% to 10.12%                                             57,062              59,753
                                                            1,414,453           2,021,106
Current portion                                              (91,629)           (166,041)
                                                           $1,322,824          $1,855,065

Building,  land,  and land  improvements  with a carrying value of $50.5 million at January 29, 2005 were pledged as collateral on the mortgage notes.  Maturities of long-term debt over the next five years are $92 million,  $98 million,
$201 million,  $198 million and $25 million.  Outstanding letters of credit aggregated $69.7 million at January 29, 2005.

Interest and debt expense consists of the following:

                                                      Fiscal           Fiscal          Fiscal
(in thousands of dollars)                               2004             2003            2002
Long-term debt:
   Interest                                         $121,648         $144,276        $154,698
   Call premium                                            -           15,568          11,395
   Loss on early retirement
   of long-term debt                                       -                -           6,839
   Amortization of
     debt expense                                      4,027            6,985           4,088
                                                     125,675          166,829         177,020
Interest on capital
   lease obligations                                   2,372            2,202           2,354
Interest on receivable financing                      11,009           12,034          10,405
                                                    $139,056         $181,065        $189,779

Interest paid during fiscal 2004, 2003 and 2002 was approximately $145.4 million, $186.9 million and $158.6 million, respectively.

6. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)                      January 29, 2005    January 31, 2004
Trade accounts payable                                 $597,046            $457,485
Accrued expenses:
    Taxes, other than income                             70,290              76,263
    Salaries, wages,
     and employee benefits                               55,099              44,661
    Liability to customers                               51,974              47,340
    Interest                                             31,877              39,789
    Rent                                                  9,563               9,949
    Other                                                 4,393               4,367
                                                       $820,242            $679,854

7. Income Taxes
The provision for federal and state income taxes is summarized as follows:

                                                    Fiscal         Fiscal       Fiscal
(in thousands of dollars)                             2004           2003         2002
Current:
   Federal                                        $156,137       $(5,293)      $45,428
   State                                            32,784        (1,680)        2,029
                                                   188,921        (6,973)       47,457
Deferred:
   Federal                                        (92,359)         12,046       23,570
   State                                          (29,677)          1,577        1,308
                                                 (122,036)         13,623       24,878
                                                   $66,885         $6,650      $72,335

A  reconciliation  between  the  Company's  income tax  provision  and income taxes using the federal statutory income tax rate is presented below:

                                                    Fiscal         Fiscal       Fiscal
(in thousands of dollars)                             2004           2003         2002
Income tax at the
   statutory federal rate                          $64,593         $5,598      $71,493
State income taxes,
   net of federal benefit                            1,834            122        2,008
Nondeductible
   goodwill write off                                  433            869            -
Other                                                   25             61      (1,166)
                                                   $66,885         $6,650      $72,335

Deferred  income taxes reflect the net tax effects of temporary  differences  between the carrying  amounts of assets and  liabilities for financial  reporting  purposes and the amounts used for income tax purposes.  The  Company's  actual  federal and state income tax rate (exclusive of the effect of  non-deductible  goodwill  write-off) was 36% in fiscal 2004, 2003 and 2002.  Significant  components of the Company's deferred tax assets and liabilities as of January 29, 2005 and January 31, 2004 are as follows:

(in thousands of dollars)                     January 29, 2005     January 31, 2004
Property and equipment
   bases and depreciation
   differences                                        $504,253             $505,581
State income taxes                                      64,903               68,021
Joint venture basis differences                         23,997               24,849
Differences between
   book and tax bases of inventory                      46,001               49,095
Other                                                   12,604              112,550
   Total deferred tax liabilities                      651,758              760,096
Accruals not currently deductible                     (63,410)             (45,813)
NOL carryforwards                                     (82,058)             (79,324)
State income taxes                                    (12,625)             (12,558)
   Total deferred tax assets                         (158,093)            (137,695)
State NOL valuation allowance                           53,148               47,603
   Net deferred tax assets                           (104,945)             (90,092)
   Net deferred tax liabilities                       $546,813             $670,004

At January 29, 2005, the Company had $1.8 million of federal rehabilitation credit carryovers that could be utilized to reduce the tax liabilities of future years.  These credit carryovers will expire between 2005 and 2007.

At January 29, 2005,  the Company had a deferred tax asset  related to state net operating  loss  carryovers of $82 million that could be utilized to reduce the tax  liabilities  of future  years.  These  carryovers  will expire  between 2005 and 2025. A portion of the deferred  asset  attributable  to state net  operating  loss  carryovers  was reduced by a valuation  allowance of $53 million for the losses of various members of the affiliated group in states that require separate company filings.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)                     January 29, 2005     January 31, 2004
Net deferred tax liabilities-noncurrent               $509,589             $617,236
Net deferred tax liabilities-current                    37,224               52,768
   Net deferred tax liabilities                       $546,813             $670,004

The  Company's  income tax returns are  periodically  audited by various  state and local  jurisdictions.  Additionally,  the Internal
Revenue  Service audits the Company's  federal  income tax return  annually.  The Company  reserves for tax  contingencies  when it is probable that a liability has been incurred and the  contingent  amount is  reasonably  estimable.  These  reserves are based upon the
Company's  best  estimates of the  potential  exposures  associated  with the timing and amount of  deductions  as well as various tax filing positions.  Due to the complexity of these examination  issues, for which reserves have been recorded,  it may be several years before the final resolution is achieved.

Income taxes paid during fiscal 2004, 2003 and 2002 were approximately $36.2, $0 and $0 million, respectively.

8. Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures
Guaranteed Preferred Beneficial  Interests in the Company's  Subordinated  Debentures are comprised of $200 million liquidation amount of 7.5% Capital Securities,  due August 1, 2038 (the "Capital  Securities")  representing  beneficial ownership interest in the assets of Dillard's Capital Trust I, a consolidated entity of the Company.

Holders of the Capital Securities are entitled to receive  cumulative cash  distributions,  payable  quarterly,  at the annual rate of
7.5% of the liquidation  amount of $25 per Capital  Security.  The  subordinated  debentures are the sole assets of the Trust, and the
Capital  Securities are subject to mandatory  redemption  upon repayment of the  subordinated  debentures.  The Company's  obligations under the  debentures and related  agreements,  taken  together,  provides a full and  unconditional  guarantee of payments due on the
Capital Securities.

Prior to February 2, 2004,  Guaranteed Preferred Beneficial  Interests in the Company's  Subordinated  Debentures also included $331.6 million  liquidation  amount of LIBOR plus 1.56% Preferred  Securities,  due January 29, 2009 (the "Preferred  Securities") by Horatio
Finance V.O.F.,  a wholly owned  subsidiary of the Company.  Holders of the Preferred  Securities  were entitled to receive  quarterly dividends at LIBOR plus 1.56%.  The Company redeemed the $331.6 million Preferred Securities on February 2, 2004.

9. Benefit Plans
The  Company  has a  retirement  plan with a  401(k)-salary  deferral  feature for  eligible  employees.  Under the terms of the plan, eligible  employees  may  contribute  up to 20% of  eligible  pay.  Eligible  employees  with one year of service  may elect to make a contribution  of up to 5% of eligible  pay which will be matched  100% only if invested in the  Company's  common  stock.  The Company contributions  are used to  purchase  Class A Common  Stock of the  Company  for the  account of the  employee.  The terms of the plan provide a six-year  graduated-vesting  schedule for the Company  contribution portion of the plan. The Company incurred expense of $11 million, $12 million and $14 million for fiscal 2004, 2003 and 2002, respectively, for the plan.

The Company has a nonqualified  defined benefit plan for certain  officers.  The plan is  noncontributory  and provides benefits based on years of service and  compensation  during  employment.  Pension  expense is  determined  using various  actuarial  cost methods to estimate the total  benefits  ultimately  payable and  allocates  this cost to service  periods.  The pension  plan is  unfunded.  The actuarial  assumptions  used to calculate  pension costs are reviewed  annually.  The Company  expects to make a  contribution  to the pension plan of  approximately  $3.6 million in fiscal 2005.  The Company  uses  January 31 as the  measurement  date for  determining pension plan obligations.

The accumulated benefit obligations  ("ABO"),  change in projected benefit obligation ("PBO"),  change in plan assets,  funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)                                          January 29, 2005        January 31, 2004
Change in projected benefit obligation:
  PBO at beginning of year                                                  $77,983                 $64,360
    Service cost                                                              1,770                     993
    Interest cost                                                             4,578                   4,235
    Actuarial loss                                                            7,300                  11,674
    Benefits paid                                                           (3,369)                 (3,279)
  PBO at end of year                                                        $88,262                 $77,983
  ABO at end of year                                                        $85,682                 $75,286

                                                                   January 29, 2005        January 31, 2004
Change in plan assets:
  Fair value of plan assets at beginning of year                              $   -                   $   -
    Employer contribution                                                     3,369                   3,279
    Benefits paid                                                           (3,369)                 (3,279)
Fair value of plan assets at end of year                                      $   -                   $   -
  Funded status (PBO less plan assets)                                      $88,262                 $77,983
    Unamortized prior service costs                                         (5,108)                 (5,734)
    Unrecognized net actuarial loss                                        (23,413)                (17,259)
    Intangible asset                                                          5,108                   5,734
    Unrecognized net loss                                                    20,833                  15,056
Accrued benefit cost                                                        $85,682                 $75,780
ABO in excess of plan assets                                                $85,682                 $75,286
Amounts recognized in the balance sheets:
    Accrued benefit liability                                               $59,741                 $54,990
    Intangible asset                                                          5,108                   5,734
    Accumulated other comprehensive loss                                     20,833                  15,056
Net amount recognized                                                       $85,682                 $75,780

Accrued  benefit  liability  is included  in other  liabilities.  Intangible  asset is included  in other  assets.  Accumulated  other comprehensive loss, net of tax benefit, is included in stockholders' equity.

The discount rate that the Company  utilizes for  determining  future  pension  obligations  is based on the Moody's AA corporate bond index. The indices selected reflect the weighted average  remaining period of benefit  payments.  The discount rate determined on this basis had decreased to 5.5% as of January 29, 2005 from 6.00% as of January 31, 2004.  Weighted average assumptions are as follows:

                                                      Fiscal 2004             Fiscal 2003        Fiscal 2002
Discount rate-net periodic pension cost                     6.00%                   6.75%              7.25%
Discount rate-benefit obligations                           5.50%                   6.00%              6.75%
Rate of compensation increases                              2.50%                   2.50%              2.50%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)                             Fiscal 2004             Fiscal 2003        Fiscal 2002
Components of net periodic benefit costs:
  Service cost                                             $1,770                   $ 993             $1,416
  Interest cost                                             4,578                   4,235              3,592
  Net actuarial gain (loss)                                 1,146                     130              (156)
  Amortization of prior service cost                          627                     627                  -
  Net periodic benefit costs                               $8,121                  $5,985             $4,852

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2005                                                           $  3,604
2006                                                              4,731
2007                                                              4,841
2008                                                              4,804
2009                                                              5,363
2010-2014                                                        32,314
Total payments for next ten fiscal years                        $55,657

10. Stockholders' Equity
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

On March 2, 2002,  the  Company  adopted a  shareholder  rights  plan under  which the Board of  Directors  declared a dividend of one preferred share purchase right for each  outstanding  share of the Company's  Common Stock,  which includes both the Company's Class A and Class B Common Stock,  payable on March 18, 2002 to the  shareholders of record on that date.  Each right,  which is not presently exercisable,  entitles the holder to purchase one one-thousandth of a share of Series A Junior  Participating  Preferred Stock for $70 per one  one-thousandth  of a share of Preferred  Stock,  subject to adjustment.  In the event that any person acquires 15% or more of the  outstanding  shares of common  stock,  each  holder of a right  (other  than the  acquiring  person or group) will be entitled to receive,  upon payment of the exercise  price,  shares of Class A common stock having a market value of two times the exercise  price.
The rights will expire, unless extended, redeemed or exchanged by the Company, on March 2, 2012.

Share Repurchase Program

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common
Stock. During fiscal 2004 and fiscal 2003, the Company repurchased approximately $40.4 million and $18.9 million of Class A Common
Stock, representing 2.0 million and 1.5 million shares at an average price of $20.19 and $12.99 per share, respectively.
Approximately $16 million in share repurchase authorization remained under this open-ended plan at January 29, 2005.

11. Earnings per Share
In accordance with SFAS No. 128,  "Earnings Per Share," basic earnings per share has been computed based upon the weighted  average of
Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.
Earnings per common share has been computed as follows:

                                                       Fiscal 2004           Fiscal 2003            Fiscal 2002
(in thousands of dollars, except per share data)       Basic     Diluted    Basic   Diluted         Basic      Diluted
Earnings before cumulative effect of
  accounting change                                 $117,666    $117,666   $9,344    $9,344      $131,926     $131,926
Cumulative effect of accounting change                                 -                  -     (530,331)    (530,331)
Net earnings (loss) available for
  per-share calculation                             $117,666    $117,666   $9,344    $9,344    $(398,405)   $(398,405)
Average shares of common
  stock outstanding                                   83,205      83,205   83,643    83,643        84,513       84,513
Stock options                                              -         534        -       257             -          803
Total average equivalent shares                       83,205      83,739   83,643    83,900        84,513       85,316

Per Share of Common Stock:
Earnings before cumulative effect of
  accounting change                                    $1.41       $1.41    $0.11     $0.11        $ 1.56       $ 1.55
Cumulative effect of accounting change                     -           -        -         -        (6.27)       (6.22)
Net income (loss)                                      $1.41       $1.41    $0.11     $0.11       $(4.71)      $(4.67)

Total stock options  outstanding were 3,845,009,  7,870,739 and 9,669,755 at January 29, 2005,  January 31, 2004 and February 1, 2003,
respectively.  Of these,  options to purchase  1,438,271,  7,343,073  and 8,974,174  shares of Class A Common Stock at prices  ranging from $29.99 to $40.22,  $18.13 to $40.22,  $18.13 to $40.22 per share were  outstanding in fiscal 2004,  2003 and 2002,  respectively, but were not included in the  computation of diluted  earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive.

12. Stock Options
The Company has various  stock option  plans that  provide for the  granting of options to purchase  shares of Class A Common Stock to certain key  employees of the Company.  Exercise and vesting terms for options  granted  under the plans are  determined at each grant date.  All options  were granted at not less than fair market value at dates of grant.  At the end of fiscal 2004,  11,141,656  shares were  available for grant under the plans and  14,986,665  shares of Class A Common Stock were  reserved for issuance  under the stock option plans.  Stock option transactions are summarized as follows:

F-20-

                                              Fiscal 2004                     Fiscal 2003                    Fiscal 2002          .
                                                           Weighted                       Weighted                        Weighted
                                                            Average                        Average                         Average
Fixed Options                              Shares    Exercise Price        Shares   Exercise Price         Shares   Exercise Price
Outstanding, beginning of year          7,870,739            $22.45     9,669,755           $24.72     10,708,646           $24.58
Granted                                         -                 -             -                -      2,312,375            24.02
Exercised                             (2,657,215)             16.00     (122,375)            10.44    (2,150,111)            20.62
Forfeited                             (1,368,515)             28.09   (1,676,641)            35.27    (1,201,155)            31.53
Outstanding, end of year                3,845,009            $24.91     7,870,739           $22.45      9,669,755           $24.72
Options exercisable at year-end         2,486,134            $27.24     5,823,459           $23.56      6,793,960           $26.63
Weighted-average fair value of
options granted during the year                $-                              $-                           $6.91

The following table summarizes information about stock options outstanding at January 29, 2005:

                               Options Outstanding                                         Options Exercisable            .
                                             Weighted-Average
Range of                      Options                Remaining            Weighted-Average      Options      Weighted-Average
Exercise Prices           Outstanding      Contractual Life (Yrs.)      Exercise Price      Exercisable     Exercise Price
$10.44 - $15.74               606,141                     1.04                $10.63          267,866                $10.83
$18.13 - $25.13             2,537,868                     2.84                 24.11        1,517,268                 24.17
$28.19 - $40.22               701,000                     0.32                 40.15          701,000                 40.15
                            3,845,009                     2.10                $24.91        2,486,134                $27.24

SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  permits compensation expense to be measured based on the fair value of the equity  instrument  awarded.  In  accordance  with  Accounting  Principles  Board  Opinion  No. 25,  "Accounting  for Stock  Issued to
Employees," the Company uses the intrinsic value method of accounting for stock options.  No compensation  cost has been recognized in the consolidated statements of operations for the Company's stock option plans.

The fair value of each option  grant is  estimated  on the date of each grant using the  Black-Scholes  option-pricing  model with the following weighted-average assumptions:

                                                   Fiscal 2004             Fiscal 2003           Fiscal 2002
Risk-free interest rate                                      -                       -                 1.96%
Expected option life (years)                                 -                       -                 3.1
Expected volatility                                          -                       -                 41.6%
Expected dividend yield                                      -                       -                 0.67%

The fair values  generated by the  Black-Scholes  model may not be indicative of the future  benefit,  if any, that may be received by the option holder.

13. Leases and Commitments
Rental expense consists of the following:

                                               Fiscal              Fiscal            Fiscal
(in thousands of dollars)                        2004                2003              2002
Operating leases:
  Buildings:
   Minimum rentals                            $33,266             $38,087           $40,862
   Contingent rentals                           6,941               8,732            10,433
  Equipment                                    14,567              17,282            16,806
                                              $54,774             $64,101           $68,101

Contingent  rentals on certain  leases are based on a  percentage  of annual sales in excess of specified  amounts.  Other  contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of January 29, 2005 for all noncancelable leases for buildings and equipment are as follows:

(in thousands of dollars)                                 Operating             Capital
Fiscal Year                                               Leases                Leases
2005                                                     $  47,399            $  6,809
2006                                                        45,083               6,425
2007                                                        33,245               4,046
2008                                                        24,058               2,798
2009                                                        17,480               1,801
After 2009                                                  54,804              17,451
Total minimum lease payments                              $222,069              39,330
Less amount representing interest                                              (14,222)
Present value of net minimum
lease payments (of which
$4,926 is currently payable)                                                   $25,108

Renewal  options from three to 25 years exist on the majority of leased  properties.  At January 29, 2005, the Company is committed to incur costs of approximately $106 million to acquire, complete and furnish certain stores and equipment.

The Company is a  guarantor  on a $54.3  million  loan for a joint  venture as of January 29,  2005.  At January 29,  2005,  the joint venture had $36.5 million  outstanding on the loan.  The loan is  collateralized  by a mall in Yuma,  Arizona with a book value of $55 million at January 29, 2005.

On July 29, 2002, a Class Action  Complaint  (followed on December 13, 2004 by a Second  Amended Class Action  Complaint) was filed in the United States  District  Court for the Southern  District of Ohio against the Company,  the  Mercantile  Stores  Pension Plan (the
"Plan") and the Mercantile Stores Pension Committee (the "Committee") on behalf of a putative class of former Plan  participants.  The complaint  alleges that certain actions by the Plan and the Committee  violated the Employee  Retirement  Income Security Act of 1974,
as amended  ("ERISA"),  as a result of amendments  made to the Plan that allegedly were either  improper  and/or  ineffective and as a result of certain payments made to certain  beneficiaries of the Plan that allegedly were improperly  calculated and/or discriminatory on account of age. The Second Amended  Complaint does not specify any liquidated  amount of damages sought and seeks  recalculation of certain benefits paid to putative class members.  No trial date has been set.

The Company is defending the litigation  vigorously  and has named the Plan's  actuarial  firm as a cross  defendant.  While it is not feasible to predict or  determine  the  ultimate  outcome of the pending  litigation,  management  believes  after  consultation  with counsel, that its outcome, after consideration of the provisions recorded in the Company's  consolidated  financial statements,  would not have a material  adverse effect upon its consolidated  cash flow or financial  position.  However,  it is possible that an adverse outcome could have an adverse effect on the Company's consolidated net income in a particular quarterly or annual period.

Various  other legal  proceedings,  in the form of  lawsuits  and claims,  which  occur in the normal  course of business  are pending against the Company and its  subsidiaries.  In the opinion of  management,  disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

14. Asset Impairment and Store Closing Charges
In the evaluation of the fair value and future  benefits of long-lived  assets,  the Company  performs an analysis of the  anticipated undiscounted  future net cash flows of the  related  long-lived  assets.  If the  carrying  value of the  related  asset  exceeds  the undiscounted  cash flows,  the Company reduces the carrying value to its fair value,  which is generally  calculated  using discounted cash flows.  During fiscal 2004, the Company  recorded a pretax charge of $19.4 million for asset  impairment and store closing costs.
The charge  includes a write down to fair value for certain  under-performing properties.  The charge  consists of a write down for a joint  venture in the amount of $7.6 million,  a write down of goodwill on one store to be closed in fiscal 2005 of $1.2  million,  an accrual for future rent,  property tax and utility  payments on three stores
(two closed in fiscal 2004 and one to be closed in fiscal 2005) of $3.1  million  and a write down of property  and  equipment  in the amount of $7.5  million.  The Company  does not expect to incur  significant  additional  exit costs upon the closing of these properties  during fiscal 2005.  During fiscal 2003, the Company recorded a pre-tax  charge of $43.7 million for asset  impairment and store closing  costs.  The charge  includes a write down to fair value for  certain  under-performing  properties.  The  charge  consists of a write  down to a joint  venture  in the  amount of $5.5 million,  a write down of goodwill on two stores  closed in fiscal 2004 of
$2.5 million and a write down of property and  equipment in the amount of $35.7  million.  During fiscal 2002,  the Company  recorded a pre-tax  charge of $52.2 million for asset  impairment and store closing costs.  The charge  includes a write down to fair value for certain under-performing  properties in the amount of $55.8 million and exit costs to close four such  properties  in the amount of $4.4  million, all of which were closed  during  fiscal 2003, partially  offset by the  forgiveness  of a lease  obligation of $8.0 million in  connection with the sale of a closed owned store in Memphis, Tennessee in satisfaction of that obligation.

Following is a summary of the activity in the 2004 reserve established for asset impairment and store closing charges:

                                                     Balance,
                                                     beginning                                                Balance,
(in thousands)                                        of year          Charges       Cash Payments          end of year
Rent, property taxes and utilities                      $-             $3,080               $175               $2,905

15. Fair Value Disclosures
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

The fair value of trade  accounts  receivable is determined by  discounting  the estimated  future cash flows at current market rates, after  consideration  of credit risks and servicing costs using historical  rates. The fair value of the Company's  long-term debt and
Guaranteed  Preferred Beneficial  Interests in the Company's  Subordinated  Debentures is based on market prices or dealer quotes (for publicly traded  unsecured  notes) and on discounted  future cash flows using current  interest rates for financial  instruments  with similar characteristics and maturity (for bank notes and mortgage notes).

The fair value of the Company's  cash and cash  equivalents  and trade  accounts  receivable  approximates  their  carrying  values at
January 29,  2005 and  January  31,  2004 due to the  short-term  maturities  of these  instruments.  The fair value of the  Company's long-term debt at January 29, 2005 and January 31, 2004 was $1.47 billion and $2.06 billion,  respectively.  The carrying value of the
Company's  long-term debt at January 29, 2005 and January 31, 2004 was $1.41 billion and $2.02 billion,  respectively.  The fair value of the Guaranteed  Preferred Beneficial  Interests in the Company's  Subordinated  Debentures at January 29, 2005 and January 31, 2004
was $199  million and $526  million,  respectively.  The  carrying  value of the  Guaranteed  Preferred  Beneficial  Interests  in the
Company's Subordinated Debentures at January 29, 2005 and January 31, 2004 was $200 million and $532 million, respectively.

16.  Securitizations of Assets
Prior to November 1, 2004, the Company  transferred credit card receivable  balances to Dillards Credit Card Master Trust ("Trust") in exchange  for  certificates  representing  undivided  interests  in such  receivables.  The  Trust  securitized  balances  by  issuing certificates  representing  undivided interests in the Trust's receivables to outside investors.  In each securitization,  the Company retained  certain  subordinated  interests  that serve as a credit  enhancement  to outside  investors and exposed the Trust assets to possible  credit losses on  receivables  sold to outside  investors.  The investors and the Trust had no recourse  against the Company beyond Trust assets.  In order to maintain the committed  level of  securitized  assets,  the Trust  reinvested  cash  collections  on securitized  accounts in additional  balances.  The Company also received  annual  servicing  fees as  compensation  for servicing the outstanding balances.

All borrowings under the Company's  receivable  financing  conduit were recorded on the balance sheet. The Company had $400 million of long-term debt  outstanding  under this  agreement on the  consolidated  balance sheet as of January 31, 2004.  Prior to May 2002, the
Company  accounted for  securitizations  of credit card receivables as sales of receivables,

thus off balance sheet.  Since May 2002, future  transfers no longer meet sale  treatment,  and interest paid to outside  investors is recorded in interest  expense instead of other revenue.  Accordingly,  as a result of this decision,  the Company  recorded an income statement charge of $5.4 million related to the amortization of the beneficial  interests  recognized up front on the  off-balance-sheet financing for the twelve months ended February 1, 2003.  This charge was included in Service Charges, Interest and Other Income.

At January 31,  2004 the Company had $50.0  million  outstanding  in  short-term  borrowings  under its  accounts  receivable  conduit facilities related to seasonal financing needs.

The Company's  receivable  financing  conduits were  terminated and amounts  outstanding  were repaid  concurrent with the sale of the
Company's private label credit card business to GE on November 1, 2004.

17. Quarterly Results of Operations (unaudited)

                                                                       Fiscal 2004, Three Months Ended                   .
(in thousands of dollars, except per share data)              May 1           July 31         October 30        January 29
Net sales                                                $1,854,395        $1,671,380         $1,698,897        $2,303,900
Gross profit                                                666,895           525,534            557,999           760,379
Net income (loss)                                            53,762          (26,029)           (18,688)           108,621
Diluted earnings per share:
Net income (loss)                                             0.64             (0.31)             (0.23)              1.30

                                                                       Fiscal 2003, Three Months Ended                   .
(in thousands of dollars, except per share data)              May 3          August 2         November 1        January 31
Net sales                                                $1,813,911        $1,721,485         $1,764,484        $2,299,054
Gross profit                                                601,939           535,067            564,431           727,324
Net income (loss)                                            24,349          (50,346)           (15,835)            51,176
Diluted earnings per share:
Net income (loss)                                             0.29             (0.60)             (0.19)              0.61

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

Quarterly information for fiscal 2004 and fiscal 2003 includes the following items:

First Quarter
2004

o    a $4.7 million pretax charge ($3.0 million after tax or $0.04 per diluted share) for asset  impairment and store closing  charges related to certain stores.

2003

o    a pretax gain of $15.6 million  ($10.0  million  after tax or $0.12 per diluted  share)  pertaining to the Company's  sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas.

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

Third Quarter
2003

o    a $1.7 million  charge  ($1.1  million  after tax or $0.01 per diluted  share) for asset  impairment  and store  closing  charges related to certain stores.

o    $4.1 million ($2.6 million after tax or $0.03 per diluted share)  received from the Internal  Revenue  Service as a result of the
     Company's filing of an interest-netting claim related to previously settled tax years.

Fourth Quarter
2004
o    a pretax gain of $83.9 million ($53.7  million after tax or $0.64 per diluted share) related to the sale of the Company's  credit card business to GE Consumer Finance (see Note 2 of the Notes to Consolidated Financial Statements).

o    a $14.7  million  pretax  charge ($8.6  million  after tax or $0.10 per diluted  share) for asset  impairment  and store  closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

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
                                                    (DOLLAR AMOUNTS IN THOUSANDS)

            Column A                  Column B        Column C        Column D          Column E        Column F

                                                          Additions

                                     Balance at      Charged to      Charged to                        Balance at
                                    Beginning of      Costs and         Other                            End of
           Description                 Period         Expenses        Accounts       Deductions (1)    Period (2)

Allowance for losses on accounts receivable:

Year Ended January 29, 2005                $40,967        $14,704            $   -           $55,671         $   0

Year Ended January 31, 2004                 49,755         83,030                -            91,818        40,967

Year Ended February 1, 2003                 37,385         98,787                -            86,417        49,755

(1)      Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).
(2)      On November 1, 2004, the Company sold  substantially  all the assets of its private label credit card business.  As a result, the Company no longer maintains an allowance for doubtful accounts.

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

*4(e)          Rights Agreement between Dillard's,  Inc. and Registrar and Transfer Company,  as Rights Agent (Exhibit
               4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10(a)        Retirement  Contract of William  Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).

**10(b)        1998  Incentive  and  Nonqualified  Stock Option Plan  (Exhibit  10(b) to Form 10-K for the fiscal year
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

*10(f)         Amended and Restated Credit  Agreement among  Dillard's,  Inc. and JPMorgan Chase Bank and Fleet Retail
               Group, Inc. (Exhibit 10 to Form 10-Q for the quarter ended November 1, 2003 in 1-6140).

*10(g)         Purchase,  Sale and Servicing  Transfer  Agreement among GE Capital Consumer Card Co., General Electric
               Capital  Corporation,  Dillards,  Inc. and Dillard  National  Bank (Exhibit 2.1 to Form 8-K dated as of
               August 12, 2004 in 1-6140).

*10(h)         Private Label Credit Card Program  Agreement  between  Dillards,  Inc. and GE Capital Consumer Card Co.
               (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

12             Statement re:  Computation of Ratio of Earnings to Fixed Charges.

*18            Letter  re:  Change in  Accounting  Principles  (Exhibit  18 to Form  10-K for the  fiscal  year  ended
               February 3, 2001 in 1-6140).

E-1

21             Subsidiaries of Registrant.

23             Consent of Independent Registered Public Accounting Firm.

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

31(b)          Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

32(b)          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

*Incorporated by reference as indicated.
**A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-2