Form 10-Q
period 2005-04-30
DILLARDS INC
filed 2005-06-09
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes x No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of April 30, 2005     79,249,075
CLASS B COMMON STOCK as of April 30, 2005       4,010,929

Index

DILLARD'S, INC.

		Page
PART I. FINANCIAL INFORMATION		Number

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of April 30, 2005, January 29, 2005 and May 1, 2004	3

	Consolidated Statements of Income and Retained Earnings for the Three and Twelve
	Months Ended April 30, 2005 and May 1, 2004	4

	Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2005
	and May 1, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		22

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	April 30,	January 29,	May 1,
	2005	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$ 455,548	$ 498,248	$ 67,063
Accounts receivable, net	9,016	9,651	1,092,699
Merchandise inventories	2,073,754	1,733,033	1,969,475
Other current assets	40,631	52,559	26,289

Total current assets	2,578,949	2,293,491	3,155,526

Property and Equipment, net	3,202,663	3,180,756	3,161,812
Goodwill	35,495	35,495	36,731
Other Assets	184,600	181,839	156,108

Total Assets	$ 6,001,707	$ 5,691,581	$ 6,510,177

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$ 1,156,599	$ 820,242	$ 1,083,971
Current portion of long-term debt	91,359	91,629	165,692
Current portion of capital lease obligations	4,977	4,926	2,240
Federal and state income taxes	93,873	128,436	141,893

Total current liabilities	1,346,808	1,045,233	1,393,796

Long-term Debt	1,307,285	1,322,824	1,852,105
Capital Lease Obligations	18,978	20,182	17,060
Other Liabilities	270,370	269,056	147,497
Deferred Income Taxes	497,980	509,589	611,923
Guaranteed Preferred Beneficial Interests in the
Company’s Subordinated Debentures	200,000	200,000	200,000

Stockholders’ Equity:
Common stock	1,187	1,186	1,169
Additional paid-in capital	740,497	739,620	714,251
Accumulated other comprehensive loss	(13,333)	(13,333)	(11,281)
Retained earnings	2,340,704	2,305,993	2,252,045
Less treasury stock, at cost	(708,769)	(708,769)	(668,388)

Total stockholders' equity	2,360,286	2,324,697	2,287,796

Total Liabilities and Stockholders' Equity	$ 6,001,707	$ 5,691,581	$ 6,510,177
See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Twelve Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004

Net Sales	$1,802,999	$1,854,395	$7,477,176	$7,639,418
Service Charges, Interest and Other Income	35,734	57,484	265,949	244,803

	1,838,733	1,911,879	7,743,125	7,884,221
Costs and Expenses:
Cost of sales	1,170,272	1,187,500	5,000,537	5,145,701
Advertising, selling, administrative
and general expenses	497,299	509,784	2,086,306	2,098,048
Depreciation and amortization	74,567	74,238	302,246	290,872
Rentals	10,536	13,718	51,592	63,649
Interest and debt expense	26,200	37,952	127,304	175,592
Asset impairment and store closing charges	419	4,680	15,156	48,407

Total Costs and Expenses	1,779,293	1,827,872	7,583,141	7,822,269

Income Before Income Taxes	59,440	84,007	159,984	61,952
Income Taxes	21,400	30,245	58,040	23,195
Net Income	38,040	53,762	101,944	38,757
Retained Earnings at Beginning
of Period	2,305,993	2,201,623	2,252,045	2,226,633

Cash Dividends Declared	(3,329)	(3,340)	(13,285)	(13,345)

Retained Earnings at End of Period	$2,340,704	$2,252,045	$2,340,704	$2,252,045

Earnings Per Share:
Basic	$0.46	$0.64	$1.23	$0.46

Diluted	$0.46	$0.64	$1.22	$0.46

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.16	$0.16

See notes to consolidated financial statements.

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	April 30,	May 1,
	2005	2004

Operating Activities:
Net income	$ 38,040	$ 53,762
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	75,346	75,532
Gain on the sale of property and equipment	(295)	-
Provision for loan losses	-	8,900
Asset impairment and store closing charges	419	4,680
Changes in operating assets and liabilities:
Decrease in accounts receivable	635	89,890
Increase in merchandise inventories and other current assets	(328,793)	(324,435)
Increase in other assets	(3,540)	(4,196)
Increase in trade accounts payable and accrued expenses,
other liabilities and income taxes	291,390	433,296

Net cash provided by operating activities	73,202	337,429

Investing Activities:
Purchases of property and equipment	(101,474)	(42,751)
Proceeds from sale of property and equipment	5,295	-

Net cash used in investing activities	(96,179)	(42,751)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(16,962)	(3,846)
Net principal payments on short-term debt	-	(50,000)
Retirement of Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	-	(331,579)
Proceeds from issuance of common stock	568	277
Cash dividends paid	(3,329)	(3,340)

Net cash used in financing activities	(19,723)	(388,488)

Decrease in Cash and Cash Equivalents	(42,700)	(93,810)
Cash and Cash Equivalents, Beginning of Period	498,248	160,873

Cash and Cash Equivalents, End of Period	$ 455,548	$ 67,063

Non-cash transactions:
Tax benefit from exercise of stock options	$ 310	$ -

See notes to consolidated financial statements.

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and twelve months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 14, 2005.

Note 2. Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. No compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands, except per share data):

	Three Months Ended		Twelve Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Net Income:
As reported	$38,040	$53,762	$101,944	$38,757
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(274)	(485)	(1,221)	(2,241)
Pro forma	$37,766	$53,277	$100,723	$36,516
Basic Earnings Per Share:
As reported	$0.46	$0.64	$1.23	$0.46
Pro forma	0.45	0.64	1.21	0.44
Diluted Earnings Per Share:
As reported	$0.46	$0.64	$1.22	$0.46
Pro forma	0.45	0.64	1.20	0.44

The Company did not grant any options during the three and twelve months ended April 30, 2005 and May 1, 2004. See Note 11 for a discussion regarding recently issued accounting standards.

Note 3. Disposition of Credit Card Receivables

On November 1, 2004, the Company completed the sale of substantially all of the assets of its private label credit card business to GE Consumer Finance (“GE”). The purchase price of approximately $1.1 billion included the assumption of $400 million of securitization liabilities and the purchase of owned accounts receivable and other assets. Net cash proceeds received by the Company were $688 million. The Company recorded a pretax gain of $83.9 million as a result of the sale. The gain is recorded in Service Charges, Interest and Other Income on the Consolidated Statement of Income and Retained Earnings.

As part of the transaction, the Company and GE have entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. GE will own the accounts and balances generated during the term of the alliance and will provide all key customer service functions supported by ongoing credit marketing efforts.

Note 4. Accounts Receivable Securitization

Prior to November 1, 2004, the Company transferred credit card receivable balances to Dillards Credit Card Master Trust (“Trust”) in exchange for certificates representing undivided interests in such receivables. The Trust securitized balances by issuing certificates representing undivided interests in the Trust’s receivables to outside investors. In each securitization, the Company retained certain subordinated interests that served as a credit enhancement to outside investors and exposed the Trust assets to possible credit losses on receivables sold to outside investors. The investors and the Trust had no recourse against the Company beyond Trust assets. In order to maintain the committed level of securitized assets, the Trust reinvested cash collections on securitized accounts in additional balances. The Company also received annual servicing fees as compensation for servicing the outstanding balances.

All borrowings under the Company’s receivable financings were recorded on balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of May 1, 2004.

The Company’s short-term receivable financing conduits were terminated and amounts outstanding were repaid concurrent with the sale of the Company’s private label credit card business to GE on November 1, 2004.

At May 1, 2004, the Company had no outstanding short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs.

Note 5. Asset Impairment and Store Closing Charges

During the quarter ended April 30, 2005, the Company recorded pretax expense of $ .4 million for asset impairment and store closing charges. This charge relates to a future lease obligation on a store closed during the quarter. The Company does not expect to incur significant additional exit costs during fiscal 2005 related to this store.

During the quarter ended May 1, 2004, the Company recorded pretax expense of $4.7 million for asset impairment and store closing charges. The expense includes a $4.2 million write down to fair value for two previously closed stores and a $ ..5 million future lease obligation on a store closed during the quarter. The write down to fair value was deemed necessary due to the current quarter deterioration in those stores market values.

Following is a summary of the quarterly activity in the reserve established for asset impairment and store closing charges:

(in thousands)	Balance, of quarter	Charges	Cash Payments	Balance, end of quarter
Rent, property taxes and utilities	$2,905	$419	$1,247	$2,077

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 6. Note Repurchase and Retirement of Preferred Securities

During the quarter ended April 30, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027. A pre-tax loss of $ .5 million recorded within interest expense resulted from the repurchase of the unsecured notes during the quarter ended April 30, 2005.

During the quarter ended May 1, 2004, the Company repurchased $2.6 million of its 6.3% notes due February of 2008. No gains or losses resulted from the repurchase of the unsecured notes during the quarter ended May 1, 2004.

The Company redeemed the $331.6 million liquidation amount of Preferred Securities of Horatio Finance V.O.F., a consolidated entity of the Company, effective February 2, 2004. No gain or loss was incurred related to the redemption.

Note 7. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended		Twelve Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Basic:
Net income	$38,040	$53,762	$101,944	$38,757

Weighted average shares of common stock outstanding	83,224	83,501	83,136	83,397

Basic earnings per share	$0.46	$0.64	$1.23	$0.46

	Three Months Ended		Twelve Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Diluted:
Net income	$38,040	$53,762	$101,944	$38,757

Weighted average shares of common stock outstanding	83,224	83,501	83,136	83,397
Stock options	301	370	517	297
Total weighted average equivalent shares	83,525	83,871	83,653	83,694

Diluted earnings per share	$0.46	$0.64	$1.22	$0.46

Total stock options outstanding were 3,778,134 and 7,283,394 at April 30, 2005 and May 1, 2004, respectively. Of these, options to purchase 2,339,500 and 6,590,896 shares of Class A common stock at prices ranging from $28.19 to $40.22 and $18.13 to $40.22 per share were outstanding at April 30, 2005 and May 1, 2004, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 8. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Twelve Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004

Net income	$38,040	$53,762	$101,944	$38,757
Other comprehensive loss:
Minimum pension liability adjustment, net of taxes	-	-	(2,052)	(6,785)
Total comprehensive income	$38,040	$53,762	$99,892	$31,972

Note 9. Commitments and Contingencies

On July 29, 2002, a Class Action Complaint (followed on December 13, 2004 by a Second Amended Class Action Complaint) was filed in the United States District Court for the Southern District of Ohio against the Company, the Mercantile Stores Pension Plan (the “Plan”) and the Mercantile Stores Pension Committee (the “Committee”) on behalf of a putative class of former Plan participants. The complaint alleges that certain actions by the Plan and the Committee violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of amendments made to the Plan that allegedly were either improper and/or ineffective and as a result of certain payments made to certain beneficiaries of the Plan that allegedly were improperly calculated and/or discriminatory on account of age. The Second Amended Complaint does not specify any liquidated amount of damages sought and seeks recalculation of certain benefits paid to putative class members. No trial date has been set.

The Company is defending the litigation vigorously and has named the Plan’s actuarial firm as a cross defendant. While it is not feasible to predict or determine the ultimate outcome of the pending litigation, management believes after consultation with counsel, that its outcome, after consideration of the provisions recorded in the Company’s consolidated financial statements, would not have a material adverse effect upon its consolidated cash flow or financial position. However, it is possible that an adverse outcome could have an adverse effect on the Company’s consolidated net income in a particular quarterly or annual period.

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a guarantor on a $54.3 million loan commitment for a joint venture as of April 30, 2005. At April 30, 2005, the joint venture had $40.5 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $59.2 million at April 30, 2005.

On May 20, 2005, another joint venture of the Company closed on a $185 million loan commitment. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. The loan had an outstanding balance of $29.2 million as of the closing date.

At April 30, 2005, letters of credit totaling $64.4 million were issued under the Company’s $1 billion line of credit facility.

Note 10. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions of $ .9 million during the quarter ended April 30, 2005. The Company expects to make a contribution to the pension plan of approximately $2.7 million for the remainder of fiscal 2005.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Components of net periodic benefit costs:
Service cost	$ 498	$ 442	$1,826	$1,188
Interest cost	1,189	1,183	4,623	4,359
Net actuarial gain	393	346	1,252	444
Amortization of prior service cost	157	157	626	626
Net periodic benefit costs	$2,237	$2,128	$8,327	$6,617

Note 11. Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R requires all forms of share-based payment to employees, including employee stock options, be treated as compensation and recognized in the income statement based on their estimated fair values. This statement will be effective for fiscal years beginning after June 15, 2005 which will be the Company’s first quarter of fiscal 2006.

The Company currently accounts for stock options under APB No. 25 using the intrinsic value method in accounting for its employee stock options. No stock-based compensation costs were reflected in net income, as no options under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Under the adoption of SFAS No. 123-R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of January 28, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123-R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 12. Revolving Credit Agreement

At April 30, 2005, the Company maintained a $1 billion revolving credit facility with JPMorgan Chase Bank ("JPMorgan"), as agent for the banks. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.50% (currently ---4.6%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 75% of the inventory of certain Company subsidiaries (approximately $935.6 million at April 30, 2005). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2008. The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit.

On June 3, 2005, the Company amended and extended its revolving credit agreement (“credit agreement”) with JPMorgan to increase the amount available under this facility from $1 billion to $1.2 billion. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.25% (currently 4.4%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2010. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 13. Share Repurchase Program

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. No shares were repurchased during the quarters ended April 30, 2005 and May 1, 2004. Approximately $16 million in share repurchase authorization remained under this open-ended plan at April 30, 2005.

Subsequent to April 30, 2005, the Company completed the repurchase authorization of its Class A Common Stock under its existing share repurchase plan authorized by the board of directors in May of 2000. In addition, the board of directors authorized the Company to repurchase up to $200 million of its Class A Common Stock.

Item 2. Management's Discussion And Analysis Of Financial
   Condition And Results Of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “our” or “we”) operates 329 retail department stores in 29 states. Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Items of note for the quarter ended April 30, 2005 include the following:

•	Cash and cash equivalents of $456 million as of April 30, 2005.

•	A comparable store sales decrease of 3%.

•	A reduction of advertising, selling, administrative and general expenses of $12.5 million compared to the three months ended May 1, 2004.

•	Interest expense reduction of $11.8 million compared to the three months ended May 1, 2004.

2005 Guidance

A summary of guidance on key financial measures for 2005, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.
 See “forward-looking information” below.

(In millions of dollars)	2005	2004
	Estimated	Actual

Depreciation and amortization	$310	$302
Rental expense	48	55
Interest and debt expense	105	139
Capital expenditures	335	285

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

Service Charges, Interest and Other Income.  Service Charges, Interest and Other Income includes income generated through the long-term marketing and servicing alliance between the Company and GE for the three months ended April 30, 2005 and the resulting gain on the sale of its credit card business to GE for the twelve months ended April 30, 2005. Service Charges, Interest and Other Income also includes interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales for the three months ended May 1, 2004 and the twelve months ended April 30, 2005 and May 1, 2004. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

Cost of Sales.  Cost of sales includes the cost of merchandise sold net of purchase discounts, bank card fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

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

Interest and debt expense.  Interest and debt expense includes interest relating to the Company’s unsecured notes, mortgage notes, credit card receivables financing, the Guaranteed Beneficial Interests in the Company’s Subordinated Debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

Asset impairment and store closing charges.  Asset impairment and store closing charges consist of write downs to fair value of under-performing properties and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

Management of the Company believes the following critical accounting policies significantly affect its judgments and estimates used in preparation of the consolidated financial statements.

Merchandise inventory.  Approximately 98% of the inventories are valued at lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued at lower of cost or market using the specific identified cost method.

Allowance for doubtful accounts.  In November 2004, the Company sold substantially all of its accounts receivable to GE and no longer maintains an allowance for doubtful accounts.

Prior to the sale, the accounts receivable from the Company’s private label credit card sales were subject to credit losses. The Company maintained allowances for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance was based on historical experience with similar customers including write-off trends, current aging information and year-end balances. Bankruptcies and recoveries used in the allowance calculation were projected based on qualitative factors such as current and expected consumer and economic trends.

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

The Company’s income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits the Company’s federal income tax return annually. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, for which reserves have been recorded, it may be several years before the final resolution is achieved.

Discount rate.  The discount rate that the Company utilizes for determining future pension obligations is based on the Moody's AA corporate bond index. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate had decreased to 5.5% as of January 29, 2005 from 6.0% as of January 31, 2004. The actuarial assumptions used to calculate pension costs are reviewed annually.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

	Three Months Ended		Twelve Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	64.0	66.9	67.4

Gross profit	35.1	36.0	33.1	32.6

Advertising, selling, administrative
and general expenses	27.6	27.5	27.9	27.5
Depreciation and amortization	4.1	4.0	4.1	3.8
Rentals	0.6	0.7	0.7	0.8
Interest and debt expense	1.5	2.1	1.7	2.3
Asset impairment and store closing charges	-	0.3	0.2	0.6

Total operating expenses	33.8	34.6	34.6	35.0
Service charges, interest and other income	2.0	3.1	3.6	3.2

Income before income taxes	3.3	4.5	2.1	0.8
Income taxes	1.2	1.6	0.7	0.3
Net income	2.1%	2.9%	1.4%	0.5%

Net Sales

The percent change by category in the Company’s sales for the three months ended April 30, 2005 compared to the three months ended May 1, 2004 is as follows:

% Change
05-04
Cosmetics	1.3%
Women’s and Juniors’ Clothing	-7.3%
Children’s Clothing	-4.7%
Men’s Clothing and Accessories	-3.8%
Shoes, Accessories and Lingerie	4.4%
Home	-4.3%

Net sales decreased 3% on a total basis and a comparable store basis for the three months ended April 30, 2005, compared to the three months ended May 1, 2004. Sales improved and were strongest in cosmetics and shoes, accessories and lingerie during the first quarter of 2005, with those areas performing significantly above the Company average trend of a 3% decline for the period. Sales in the other areas were below the average trend for total Company sales performance. Sales were weakest in the women’s and juniors’ category, trending significantly below the average Company performance for the period.

During the three months ended April 30, 2005, sales were strongest in the Company’s Eastern and Western regions and exceeded the average company sales performance for the quarter. Sales in the Central region were below trend.

Net sales decreased 2% for the twelve months ended April 30, 2005 compared to the same period in 2004. These decreases were primarily due to decreases in comparable store sales.

Cost of Sales

Cost of sales as a percentage of sales increased to 64.9% during the first quarter of 2005 compared with 64.0% for the first quarter of 2004. The decrease of 90 basis points in gross profit during 2005 was due to higher levels of markdown activity which increased cost of sales by 1.7% of sales. Partially offsetting these markdowns were improved levels of markups which were responsible for a decrease in cost of sales of 0.8% of sales. The higher markups are reflective of the Company’s focus on carrying higher price point merchandise. Increased markdown activity was necessary as the Company monitored and responded to lower than expected sales performance during the quarter as it maintained acceptable inventory levels. All product categories had decreased gross margins during the first quarter of 2005 except men’s, which increased slightly from 2004.

Dillard’s continues to execute key merchandise initiatives as it works to maintain relationships with existing loyal customers and attract new customers with expanded offerings in upscale and contemporary fashions. The Company will continue to use existing technology and research to edit its assortments by store to meet the specific preferences, tastes and size requirements of the local area.

Comparable store inventory at April 30, 2005 declined 2% compared to May 1, 2004. Overall inventory increased primarily due to an increase relating to inventory in transit.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses ("SG&A expenses") for the three months ended April 30, 2005 decreased $12.5 million compared with May 1, 2004. SG&A expenses, as a percentage of net sales, were 27.6% and 27.9% for the three and twelve months ended April 30, 2005 compared to 27.5% for the comparable 2004 periods. The percentage increases in 2005 were driven by a lack of sales leverage.

The decrease in SG&A expenses was primarily driven by decreases in bad debt expense, payroll and communications totaling $16.5 million. These were partially offset by increases in utilities, travel, pension, pre-opening and other SG&A expenses netting $4 million. The reduction in bad debt expense, payroll and communications was primarily due to the sale of the Company’s credit card business in November 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was 4.1% for the three and twelve months ended April 30, 2005, respectively, compared to 4.0% and 3.8% for the comparable periods in 2004. The percentage increase for the three months ended April 30, 2005 is due to a lack of sales leverage during the first quarter of 2005.

Rentals

Rentals, as a percentage of net sales, was 0.6% and 0.7% for the three months and twelve months ended April 30, 2005, respectively, compared to 0.7% and 0.8% for the same three and twelve months in 2004. Rentals declined $3.1 million and $12.0 million for the three and twelve month periods ended April 30, 2005 compared to May 1, 2004, respectively. The decrease in rentals is due to a reduction in store rent expense relating to a decline in the number of leased stores and to a reduction in leased data processing equipment.

Interest and Debt Expense

Interest and debt expense for the three months ended April 30, 2005 decreased to $26.2 million or 1.5% of net sales compared to $38.0 million or 2.1% of net sales for the three months ended May 1, 2004. Average debt outstanding declined approximately $638 million during the first quarter of fiscal 2005 compared to 2004. The debt reduction was due primarily to the assumption by GE of $400 million in accounts receivable securitization debt, the payoff of short term receivable financing conduits in conjunction with the sale of the Company’s private label credit card business to GE and maturities and repurchases of various outstanding notes.

Asset Impairment and Store Closing Charges

During the quarter ended April 30, 2005, the Company recorded pre-tax expense of $419,000 for asset impairment and store closing costs. This charge relates to a future lease obligation on a store closed during the quarter. The Company does not expect to incur significant additional exit costs during fiscal 2005 related to this store or other previously impaired stores.

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

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended April 30, 2005 decreased to $35.7 million or 2.0% of net sales compared to $57.5 million or 3.1% of net sales for the three months ended May 1, 2004. The Company completed its sale of its credit card business during the fourth quarter of 2004 to GE and entered into a ten year marketing and servicing alliance. Included in service charges, interest and other income for the three months ended April 30, 2005 is the income from the marketing and servicing alliance of $24.5 million. Service charge income was $49.4 million for the quarter ended May 1, 2004. Earnings from joint ventures increased $2.1 million for the three months ended April 30, 2005 compared to the three months ended May 1, 2004.

Income Taxes

The federal and state income tax rate for the three month periods ended April 30, 2005 and May 1, 2004 was 36%.

Financial Condition

Financial Position Summary

(in thousands of dollars)	April 30, 2005	January 29, 2005	$ Change	% Change
Cash and cash equivalents	$455,548	$498,248	(42,700)	-8.6
Current portion of long-term debt	91,359	91,629	(270)	-0.3
Long-term debt	1,307,285	1,322,824	(15,539)	-1.2
Guaranteed Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,360,286	2,324,697	35,589	1.5

Current ratio	1.91%	2.19%
Debt to capitalization	40.4%	41.0%

(in thousands of dollars)	April 30, 2005	May 1, 2004	$ Change	% Change
Cash and cash equivalents	$455,548	$67,063	388,485	579.3
Current portion of long-term debt	91,359	165,692	(74,333)	-44.9
Long-term debt	1,307,285	1,852,105	(544,820)	-29.4
Guaranteed Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,360,286	2,287,796	72,490	3.2

Current ratio	1.91%	2.26%
Debt to capitalization	40.4%	49.2%

Net cash flows from operations of $73.2 million for the three months ended April 30, 2005 plus the beginning cash on hand were adequate to fund the Company’s operations for the quarter. Cash flows from operations decreased from 2004 levels due primarily to a $141.9 million decrease related to changes in accounts payable in the current year compared with the prior year and a $89.3 million decline related to changes in trade accounts receivables in the current year compared to the prior year. The accounts receivables related to the credit card business were sold to GE on November 1, 2004.

Capital expenditures were $101.5 million for the three months ended April 30, 2005. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the quarter, the Company opened three new stores, Imperial Valley in El Centro, California; St. Johns Towne Center in Jacksonville, Florida; and Perimeter Mall in Atlanta, Georgia; and one replacement store, Crestview Hills in Crestview Hills, Kentucky. These four stores totaled approximately 585,000 square feet, net of replaced square footage. Capital expenditures for 2005 are expected to be approximately $335 million. The Company plans to open five additional new stores in fiscal 2005 totaling 962,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2005.

Cash used in financing activities for the three months ended April 30, 2005 totaled $19.7 million compared to cash used of $388.5 million for the three months ended May 1, 2004. During the three months ended April 30, 2005, the Company made principal payments on long-term debt and capital leases of $1.6 million. During the three months ended May 1, 2004, the Company redeemed its $331.6 million Preferred Securities. The Company also reduced its short-term borrowings $50 million during the three months ended May 1, 2004. During the quarters ended April 30, 2005 and May 1, 2004, the Company repurchased $15.4 million and $2.6 million, respectively, of its outstanding unsecured notes prior to their related maturity dates.

The sale of the Company’s credit card business significantly strengthened its liquidity and financial position. The Company had cash on hand of $456 million as of April 30, 2005. During fiscal 2005, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. At April 30, 2005, letters of credit totaling $64.4 million were issued under the $1 billion revolving credit agreement leaving unutilized availability under the facility of $935.6 million. On June 2, 2005, the Company amended and extended its revolving credit agreement (“credit agreement”) to increase the amount available under this facility from $1 billion to $1.2 billion. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Subsequent to April 30, 2005, the Company completed the repurchase authorization of its Class A Common Stock under its existing share repurchase plan authorized by the board of directors in May of 2000. In addition, the board of directors authorized the Company to repurchase up to $200 million of its Class A Common Stock.

Except as noted above, there have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company is a guarantor on a $54.3 million loan commitment for a joint venture as of April 30, 2005. At April 30, 2005, the joint venture had $40.5 million outstanding on the loan.

On May 20, 2005, another joint venture of the Company closed on a $185 million loan commitment. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. The loan had an outstanding balance of $29.2 million as of the closing date.

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R requires all forms of share-based payment to employees, including employee stock options, be treated as compensation and recognized in the income statement based on their estimated fair values. This statement will be effective for fiscal years beginning after June 15, 2005 which will be the Company’s first quarter of fiscal 2006.

The Company currently accounts for stock options under APB No. 25 using the intrinsic value method in accounting for its employee stock options. No stock-based compensation costs were reflected in net income, as no options under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Under the adoption of SFAS No. 123-R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of January 28, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123-R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No.123.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance (including the 2005 guidance regarding the Company’s estimated depreciation and amortization expense, rental expense, interest and debt expense and capital expenditures), growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “estimates”, “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; events causing disruption or delays in the store construction schedule, world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the quarter ended April 30, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027.

Except as disclosed above, there have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

As of April 30, 2005, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2002, a Class Action Complaint (followed on December 13, 2004 by a Second Amended Class Action Complaint) was filed in the United States District Court for the Southern District of Ohio against the Company, the Mercantile Stores Pension Plan (the “Plan”) and the Mercantile Stores Pension Committee (the “Committee”) on behalf of a putative class of former Plan participants. The complaint alleges that certain actions by the Plan and the Committee violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of amendments made to the Plan that allegedly were either improper and/or ineffective and as a result of certain payments made to certain beneficiaries of the Plan that allegedly were improperly calculated and/or discriminatory on account of age. The Second Amended Complaint does not specify any liquidated amount of damages sought and seeks recalculation of certain benefits paid to putative class members. No trial date has been set.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 3, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date and remaining availability pursuant to our share repurchase program is $16.1 million as of April 30, 2005. There were no issuer purchases of equity securities during the first quarter of 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Three Months Ended		Fiscal Years Ended

April 30,	May 1,	January 29,	January 31,	February 3,	February 2,	February 3,
2005	2004	2005	2004	2003	2002	2001*

2.82	2.92	2.11	1.07	1.94	1.52	1.79

* 53 week year.

Item 6. Exhibits

Number	Description
10.1	Dillard’s, Inc. Stock Bonus Plan
10.2	Dillard’s, Inc. Stock Purchase Plan
10.3	Dillard’s, Inc. 2005 Non-Employee Director Restricted Stock Plan
10.4	Form of Restricted Stock Award Agreement for the Dillard’s, Inc. 2005 Non-Employee Director Restricted Stock Plan
12	Statement re: Computation of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: June 9, 2005	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)