Form 10-Q
period 2005-07-30
DILLARDS INC
filed 2005-09-08
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 1-6140

DILLARD’S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE      71-0388071
(State or other jurisdiction     (IRS Employer
of incorporation or organization)     Identification Number)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS 72201
(Address of principal executive office)
(Zip Code)

(501) 376-5200
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes x No _

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes   No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of July 30, 2005  78,519,377
CLASS B COMMON STOCK as of July 30, 2005   4,010,929

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	July 30,	January 29,	July 31,
	2005	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$ 177,393	$ 498,248	$ 82,787
Accounts receivable, net	8,933	9,651	1,036,566
Merchandise inventories	1,926,431	1,733,033	1,723,319
Other current assets	43,638	52,559	32,334

Total current assets	2,156,395	2,293,491	2,875,006

Property and Equipment, net	3,214,524	3,180,756	3,146,779
Goodwill	35,495	35,495	36,731
Other Assets	172,368	181,839	171,485

Total Assets	$ 5,578,782	$ 5,691,581	$ 6,230,001

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$ 894,834	$ 820,242	$ 731,389
Current portion of capital lease obligations	5,109	4,926	2,214
Current portion of long-term debt	148,982	91,629	254,970
Federal and state income taxes	91,768	128,436	113,566
Other short-term borrowings	-	-	122,000

Total current liabilities	1,140,693	1,045,233	1,224,139

Long-term Debt	1,159,242	1,322,824	1,755,685
Capital Lease Obligations	17,880	20,182	16,538
Other Liabilities	252,771	269,056	150,407
Deferred Income Taxes	482,869	509,589	616,328
Guaranteed Preferred Beneficial Interests in the
Company's Subordinated Debentures	200,000	200,000	200,000

Stockholders' Equity:
Common stock	1,188	1,186	1,174
Additional paid-in capital	743,635	739,620	722,740
Accumulated other comprehensive loss	(13,333)	(13,333)	(11,281)
Retained earnings	2,325,061	2,305,993	2,222,659
Less treasury stock, at cost	(731,224)	(708,769)	(668,388)

Total stockholders’ equity	2,325,327	2,324,697	2,266,904

Total Liabilities and Stockholders’ Equity	$ 5,578,782	$ 5,691,581	$ 6,230,001
See notes to consolidated financial statements.

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004
Net Sales	$1,691,878	$1,671,380	$3,494,877	$3,525,775	$7,497,674	$7,589,313
Service Charges, Interest and Other Income	36,596	58,675	72,330	116,159	243,870	244,636

	1,728,474	1,730,055	3,567,207	3,641,934	7,741,544	7,833,949
Costs and Expenses:
Cost of sales	1,144,025	1,145,846	2,314,297	2,333,346	4,998,716	5,105,129
Advertising, selling, administrative
and general expenses	484,727	500,124	982,026	1,009,908	2,070,909	2,090,369
Depreciation and amortization	75,853	74,248	150,420	148,486	303,851	290,559
Rentals	10,069	12,940	20,605	26,658	48,721	62,800
Interest and debt expense	27,242	37,566	53,442	75,518	116,980	153,794
Asset impairment and store closing charges	5,962	-	6,381	4,680	21,118	31,344

Total Costs and Expenses	1,747,878	1,770,724	3,527,171	3,598,596	7,560,295	7,733,995

Income (Loss) Before Income Taxes	(19,404)	(40,669)	40,036	43,338	181,249	99,954
Income Taxes (Benefit)	(7,065)	(14,640)	14,335	15,605	65,615	36,880

Net Income (Loss)	(12,339)	(26,029)	25,701	27,733	115,634	63,074
Retained Earnings at Beginning
of Period	2,340,704	2,252,045	2,305,993	2,201,623	2,222,659	2,172,897
Cash Dividends Declared	(3,304)	(3,357)	(6,633)	(6,697)	(13,232)	(13,312)

Retained Earnings at End of Period	$2,325,061	$2,222,659	$2,325,061	$2,222,659	$2,325,061	$2,222,659

Earnings (Loss) Per Share:
Basic	$ (0.15)	$ (0.31)	$ 0.31	$ 0.33	$ 1.40	$ 0.76

Diluted	$ (0.15)	$ (0.31)	$ 0.31	$ 0.33	$ 1.39	$ 0.75

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements.

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	July 30,	July 31,
	2005	2004

Operating Activities:
Net income	$ 25,701	$ 27,733
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	151,780	150,769
Asset impairment and store closing charges	6,381	4,680
Gain on sale of property and equipment	(3,354)	-
Provision for loan losses	-	12,848
Changes in operating assets and liabilities:
Decrease in accounts receivable	718	142,075
Increase in merchandise inventories and other current assets	(184,477)	(84,324)
Decrease (increase) in other assets	8,111	(20,562)
(Decrease) increase in trade accounts payable and accrued expenses,
other liabilities and income taxes	(4,211)	60,841

Net cash provided by operating activities	649	294,060

Investing Activities:
Purchases of property and equipment	(197,817)	(101,966)
Proceeds from sale of property and equipment	11,098	-

Net cash used in investing activities	(186,719)	(101,966)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(108,348)	(11,536)
Net proceeds from short-term borrowings	-	72,000
Retirement of Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	-	(331,579)
Proceeds from issuance of common stock	2,652	7,632
Cash dividends paid	(6,633)	(6,697)
Purchase of treasury stock	(22,456)	-

Net cash used in financing activities	(134,785)	(270,180)

Decrease in Cash and Cash Equivalents	(320,855)	(78,086)
Cash and Cash Equivalents, Beginning of Period	498,248	160,873

Cash and Cash Equivalents, End of Period	$ 177,393	$ 82,787

Non-cash transactions:
Tax benefit from exercise of stock options	$ 1,366	$ 1,139
Capital lease transactions	229	-
Accrued capital expenditures	77	-

See notes to consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, six and twelve months ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 14, 2005.

Note 2. Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. No compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income (loss) would have been (in thousands, except per share data):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004
Net Income (Loss):
As reported	$(12,339)	$(26,029)	$25,701	$27,733	$115,634	$63,074
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(361)	(438)	(756)	(922)	(1,437)	(1,939)
Pro forma	$(12,700)	$(26,467)	$(24,945)	$(26,811)	$114,197	$61,135
Basic Earnings (Loss) Per Share:
As reported	$(0.15)	$(0.31)	$0.31	$0.33	$1.40	$0.76
Pro forma	(0.15)	(0.32)	0.30	0.32	1.38	0.73
Diluted Earnings (Loss) Per Share:
As reported	$(0.15)	$(0.31)	$0.31	$0.33	$1.39	$0.75
Pro forma	(0.15)	(0.32)	0.30	0.32	1.37	0.73

The Company did not grant any options during the three, six and twelve months ended July 30, 2005 and July 31, 2004. See Note 11 for a discussion regarding recently issued accounting standards.

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

All borrowings under the Company’s receivable financings were recorded on the balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of July 31, 2004.

The Company’s short-term receivable financing conduits were terminated and amounts outstanding were repaid concurrent with the sale of the Company’s private label credit card business to GE on November 1, 2004.

At July 31, 2004, the Company had $122 million outstanding short-term borrowings under its accounts receivable conduit facilities related to seasonal financing needs.

Note 5. Asset Impairment and Store Closing Charges

During the three months ended July 30, 2005, the Company recorded pretax expense of $6.0 million for asset impairment. This charge relates to the write-down to fair value for two stores that are scheduled to close during the third quarter of 2005. The Company does not expect to incur significant exit costs during fiscal 2005 related to these stores.

During the six months ended July 30, 2005, the Company recorded pre-tax expense of $6.4 million for asset impairment and store closing costs. The expense includes a $6.0 million write-down to fair value for the stores noted above and a $0.4 million future lease obligation on a store closed during the first quarter of 2005.

During the six months ended July 31, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $0.5 million future lease obligation on a store closed during the first quarter of 2004. The write-down to fair value was deemed necessary due to the deterioration in these stores’ market values in the first quarter of 2004.

The Company has established a reserve for store closing charges. Following is a summary of the activity in the reserve established for store closing charges (in thousands):

	Balance, January 29, 2005	Charges	Cash Payments	Balance July 30, 2005
Rent, property taxes and utilities	$2,905	$419	$1,532	$1,792

The store closing reserves are included in trade accounts payable and accrued expenses and other liabilities.

Note 6. Note Repurchase and Retirement of Preferred Securities

During the six months ended July 30, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027. A pre-tax loss of $0.5 million recorded within interest expense resulted from the repurchase of the unsecured notes during the six months ended July 30, 2005. No debt was repurchased during the quarter ended July 30, 2005.

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

	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004
Basic:
Net income (loss)	$(12,339)	$(26,029)	$25,701	$27,733	$115,634	$63,074

Weighted average shares of common stock outstanding	82,688	83,738	82,956	83,620	82,873	83,477

Basic Earnings (Loss) Per Share	$ (0.15)	$ (0.31)	$ 0.31	$ 0.33	$ 1.40	$ 0.76

	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004
Diluted:
Net income (loss)	$(12,339)	$(26,029)	$25,701	$27,733	$115,634	$63,074

Weighted average shares of common stock outstanding	82,688	83,738	82,956	83,620	82,873	83,477
Stock options	-	-	237	474	416	387
Total weighted average equivalent shares	82,688	83,738	83,193	84,094	83,289	83,864

Diluted Earnings (Loss) Per Share	$ (0.15)	$ (0.31)	$ 0.31	$ 0.33	$ 1.39	$ 0.75

Total stock options outstanding were 2,862,784 and 6,158,764 at July 30, 2005 and July 31, 2004, respectively. Of these, options to purchase 2,524,007 and 4,402,049 shares of Class A common stock at prices ranging from $25.13 to $40.22 and $24.01 to $40.22 per share at July 30, 2005 and July 31, 2004, respectively, were not included in the computation of diluted earnings per share for the six and twelve month periods because they would be antidilutive. No stock options were included for the three months ended July 30, 2005 and July 31, 2004 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 8. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists only of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004

Net Income (Loss)	$(12,339)	$(26,029)	$25,701	$27,733	$115,634	$63,074
Other Comprehensive Loss:
Minimum pension liability adjustment, net of taxes	-	-	-	-	(2,052)	(6,785)
Total Comprehensive Income (Loss)	$(12,339)	$(26,029)	$25,701	$27,733	$113,582	$56,289

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

The Company is defending the litigation vigorously and has named the Plan’s actuarial firm as a cross defendant. While it is not feasible to predict or determine the ultimate outcome of the pending litigation, management believes after consultation with counsel, that its outcome, after consideration of the provisions recorded in the Company’s consolidated financial statements, would not have a material adverse effect upon its consolidated cash flow or financial position. However, it is possible that an adverse outcome could have a material adverse effect on the Company’s consolidated net income in a particular quarterly or annual period.

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a 50% guarantor on a $54.3 million loan commitment for a joint venture as of July 30, 2005. At July 30, 2005, the joint venture had $42.3 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $53.3 million at July 30, 2005.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of July 30, 2005. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. The loan had an outstanding balance of $37.2 million as of July 30, 2005.

At July 30, 2005, letters of credit totaling $67.3 million were issued under the Company’s $1.2 billion line of credit facility.

Note 10. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions of $0.9 million and $1.7 million during the three and six months ended July 30, 2005, respectively. The Company expects to make a contribution to the pension plan of approximately $1.9 million for the remainder of fiscal 2005.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$ 498	$ 442	$ 997	$ 885	$1,882	$1,382
Interest cost	1,189	1,145	2,378	2,289	4,667	4,407
Net actuarial gain	393	286	785	573	1,358	638
Amortization of prior service cost	157	157	313	313	626	626
Net periodic benefit costs	$2,237	$2,030	$4,473	$4,060	$8,533	$7,053

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R requires all forms of share-based payment to employees, including employee stock options, be treated as compensation and recognized in the income statement based on their estimated fair values. This statement will be effective for fiscal years beginning after June 15, 2005.

The Company currently accounts for stock options under APB No. 25 using the intrinsic value method in accounting for its employee stock options. No stock-based compensation costs were reflected in net income (loss), as no options under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Correction, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 12. Revolving Credit Agreement

During the three months ended July 30, 2005, the Company amended and extended its revolving credit agreement (“credit agreement”) with JPMorgan to increase the amount available under this facility from $1 billion to $1.2 billion. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.25% (currently 4.77%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.08 billion at July 30, 2005). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2010. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 13. Share Repurchase Program

During the three months ended July 30, 2005, the Company completed the remaining authorized repurchase of Class A Common Stock under its $200 million program, which was approved by the board of directors in May of 2000 and announced the authorization of a new $200 million share repurchase program. Repurchases totaling 932,000 shares during the three and six months ended July 30, 2005 under both plans totaled $22.5 million. Approximately $193.6 million in share repurchase authorization remained under this open-ended plan at July 30, 2005. No shares were repurchased during the six months ended July 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

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

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Noteworthy items for the three months ended July 30, 2005 include the following:

•	A comparable store sales increase of 1%.

•	Gross profit improvement of 100 basis points of sales compared to the three months ended July 31, 2004.

•	A reduction of advertising, selling, administrative and general expenses of $15.4 million compared to the three months ended July 31, 2004.

•	Decrease in interest expense of $10.3 million compared to the three months ended July 31, 2004.

•	Decreased net loss of $12.3 million compared to $26.0 million for the three months ended July 31, 2004.

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

Service Charges, Interest and Other Income. Service Charges, Interest and Other Income includes income generated through the long-term marketing and servicing alliance between the Company and GE for the three months and six months ended July 30, 2005 and the resulting gain on the sale of its credit card business to GE for the twelve months ended July 30, 2005. Service Charges, Interest and Other Income also includes interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales for the three months and six months ended July 31, 2004 and the twelve months ended July 30, 2005 and July 31, 2004. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

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

Merchandise inventory. Approximately 98% of the inventories are valued at lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued by the specific identified cost method.

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

Merchandise vendor allowances.  The Company receives concessions from its merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other merchandise vendor allowances are recognized as a reduction of cost purchases when received. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. The amounts recognized as a reduction in cost of sales have not varied significantly over the past three fiscal years.

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the quarter and six months ended July 30, 2005 and July 31, 2004. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Finite-lived assets. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant changes in the manner of our use of assets or the strategy for our overall business;
•	Significant negative industry or economic trends; or
•	Store closings

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

Estimates of fair value are primarily determined using projected discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

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

Results of Operations
The following table sets forth the results of operations, expressed as a percentage of net sales, for the  periods indicated:
	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	68.6	66.2	66.2	66.7	67.3

Gross profit	32.4	31.4	33.8	33.8	33.3	32.7

Advertising, selling, administrative
and general expenses	28.6	29.9	28.1	28.6	27.6	27.6
Depreciation and amortization	4.5	4.4	4.3	4.2	4.1	3.8
Rentals	0.6	0.8	0.6	0.8	0.6	0.8
Interest and debt expense	1.6	2.2	1.5	2.2	1.6	2.0
Asset impairment and store closing charges	0.4	-	0.2	0.1	0.3	0.4

Total operating expenses	35.7	37.3	34.7	35.9	34.2	34.6
Service charges, interest and other income	2.2	3.5	2.1	3.3	3.3	3.2

Income (loss) before income taxes	(1.1)	(2.4)	1.2	1.2	2.4	1.3
Income taxes (benefit)	(0.4)	(0.8)	0.5	0.4	0.9	0.5

Net income (loss)	(0.7)%	(1.6)%	0.7%	0.8%	1.5%	0.8%

Net Sales

The percent change by category in the Company’s total sales for the three and six months ended July 30, 2005 compared to the three and six months ended July 31, 2004 is as follows:

	% Change
	Three Months	Six Months
Cosmetics	3.3%	2.2%
Women’s and Juniors’ Clothing	-2.4%	-4.9%
Children’s Clothing	-4.5%	-4.6%
Men’s Clothing and Accessories	2.6%	-0.8%
Shoes, Accessories and Lingerie	9.4%	6.8%
Home	-3.2%	-3.7%

The percent change by region in the Company’s total sales for the three and six months ended July 30, 2005 compared to the three and six months ended July 31, 2004 is as follows:

	% Change
	Three Months	Six Months
Eastern	2.4%	0.7%
Central	-0.2%	-2.3%
Western	5.1%	2.0%

Net sales increased 1% on a total and a comparable store basis for the three month period ended July 30, 2005 compared to the three month period ended July 31, 2004. Sales were strongest in cosmetics, men’s clothing and shoes, accessories and lingerie during the second quarter of 2005, with those areas performing above the Company average trend of a 1% increase for the period. Sales were weakest in the home, women’s and children’s areas, with sales in these areas trending below the average Company performance for the period.

During the three month period ended July 30, 2005, net sales were strongest in the Western region, exceeding the Company’s average sales performance for the period. Net sales were slightly above trend in the Eastern region and slightly below trend in the Central region.

The Company continues to execute key merchandise initiatives as it works to maintain relationships with existing loyal customers while attracting new customers with expanded offerings in upscale and contemporary fashions. These expanded selections include the Company’s improved lines of exclusive brand merchandise.

Storewide sales penetration of exclusive brand merchandise for the six month period ended July 30, 2005 was 22.8% compared to 22.1% during the six month period ended July 31, 2004.

Net sales decreased 1% for the six month period ended July 30, 2005 compared to the same period in 2004. Sales in comparable stores declined 1% for the six month period ended July 30, 2005.

Net sales declined 1% for the twelve month period ended July 30, 2005 compared to the same period in 2004 as a result of comparable store sales declines.

Cost of Sales

Cost of sales, as a percentage of net sales, decreased to 67.6% for the three months ended July 30, 2005, from 68.6% for the three months ended July 31, 2004. The increase in cost of sales was primarily due to specific factors inherent in the integration of the Acquired Stores into the Company’s merchandising operations. This decrease of 100 basis points in cost of sales for the three months ended July 30, 2005, is attributable to a shift in the Company’s product mix toward higher margin merchandise and a decrease in markdown activity for the three months ended July 30, 2005 compared to the same period in 2004. The lower level of markdown activity decreased cost of sales by 0.90% of sales while increased markup percentage was responsible for a decrease in cost of sales of 0.10% of sales. Improved gross margins were noted in children’s, cosmetics, women’s and juniors and men’s clothing. Decreased gross margins were noted in shoes, accessories and lingerie and home.

Total inventory increased primarily due to an increase relating to inventory in transit. Inventory in comparable stores at July 30, 2005 increased 3% compared to inventory at July 31, 2004.

Cost of sales, as a percentage of net sales, was 66.2% for the six months ended July 30, 2005, unchanged from the six months ended July 31, 2004. Markdown activity decreased cost of sales by 0.49% of sales while the increased markup percentage offset this decrease in cost of sales by 0.45% of sales. Improved gross margins were noted in children’s, women’s and juniors and men’s clothing. Decreased gross margins were noted in shoes, accessories and lingerie, cosmetics and home.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses declined $15.4 million for the three months ended July 30, 2005 compared with the three months ended July 31, 2004. The decrease in SG&A expenses were driven by decreases in bad debt expense ($4.2 million), payroll ($4.8 million) and communication and advertising costs ($4.3 million) resulting primarily from the Company’s sale of its credit card business in November of 2004. SG&A expenses as a percentage of net sales decreased to 28.6% for the three months ended July 30, 2005 from 29.9% for the three months ended July 31, 2004.

The comparable relationship between SG&A expenses and net sales for the six months ended July 30, 2005 and July 31, 2004, respectively, was 28.1% and 28.6%. SG&A expenses declined $27.9 million for the six months ended July 30, 2005 compared with the comparable period in 2004. The improvement in SG&A expenses was driven by savings in bad debt expense ($15.4 million), payroll ($7.7 million) and communication and advertising ($8.3 million). These were partially offset by increases in utilities, travel, pension, pre-opening and other SG&A expenses. The reduction in bad debt expense, payroll and communications and advertising was primarily due to the sale of the Company’s credit card business in November 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of net sales was 4.5% for the three month period ended July 30, 2005 compared to 4.4% for the similar period in 2004. Depreciation and amortization expense as a percentage of net sales was 4.3% for the six months ended July 30, 2005 compared to 4.2% for the similar period in 2004. Depreciation expenses increased $1.6 million and $1.9 million for the three and six months ended July 30, 2005 compared to the similar periods in 2004. These increases were due to higher property and equipment additions in the current periods.

Rentals

Rental, as a percentage of net sales was 0.6% for the three months and six months ended July 30, 2005, respectively, compared to 0.8% for the same three and six months in 2004. Rentals declined $2.9 million and $6.1 million for the three and six month periods ended July 30, 2005 compared to July 31, 2004, respectively. The decrease in rentals is due to a reduction in store rent expense relating to a decline in the number of leased stores and to a reduction in leased data processing equipment.

Interest and Debt Expense

Interest and debt expense was $27.2 million for the three month period ended July 30, 2005 compared with $37.6 million for the similar period in 2004. Interest and debt expense declined $10.4 million during the three month period ended July 30, 2005 compared to the three month period ended July 31, 2004 as a result of lower debt levels.  Average debt outstanding declined approximately $722 million during the second quarter of fiscal 2005 compared to 2004. The debt reduction was due primarily to the assumption by GE of $400 million in accounts receivable securitization debt, the payoff of short term receivable financing conduits in conjunction with the sale of the Company’s private label credit card business to GE and maturities and repurchases of various outstanding notes.

Interest and debt expense was $53.4 million for the six month period ended July 30, 2005 compared with $75.5 million for the similar period in 2004. The decline in interest and debt expense in 2005 was due to the reduction in average outstanding debt in 2005 compared to 2004.

Asset Impairment and Store Closing Charges

During the three months ended July 30, 2005, the Company recorded pretax expense of $6.0 million for asset impairment and store closing charges. This charge relates to the write-down to fair value for two stores that are scheduled to close during the third quarter of 2005. The Company does not expect to incur significant additional exit costs during fiscal 2005 related to these stores.

During the six months ended July 30, 2005, the Company recorded pre-tax expense of $6.4 million for asset impairment and store closing costs. The expense includes a $6.0 million write-down to fair value for the stores noted above and a $0.4 million future lease obligation on a store closed during the first quarter of 2005.

During the six months ended July 31, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the first quarter of 2004. The write-down to fair value was deemed necessary due to the first quarter of 2004 deterioration in these stores’ market values.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended July 30, 2005 decreased to $36.6 million or 2.2% of net sales compared to $58.7 million or 3.5% of net sales for the three months ended July 31, 2004. The Company completed its sale of its credit card business during the fourth quarter of 2004 to GE and entered into a ten year marketing and servicing alliance. Included in service charges, interest and other income for the three months ended July 30, 2005 is the income from the marketing and servicing alliance of $24.9 million. Service charge income was $46.5 million for the three months ended July 31, 2004. Included in other income were gains on the sale of property and equipment of $3.1 million for the three months ended July 30, 2005.

Service charges, interest and other income for the six months ended July 30, 2005 decreased to $72.3 million or 2.1% of net sales compared to $116.2 million or 3.3% of net sales for the six months ended July 31, 2004. Income from the marketing and servicing alliance was $49.4 million for the six months ended July 30, 2005. Service charge income was $95.9 million for the six months ended July 31, 2004. Included in other income were gains on the sale of property and equipment of $3.4 million for the six months ended July 30, 2005.

Income Taxes

The federal and state income tax rates for the three month period ended July 30, 2005 and July 31, 2004 were 36.4% and 36%, respectively. The federal and state income tax rates for the six month period ended July 30, 2005 and July 31, 2004 were 35.8% and 36%, respectively. During the quarter ended July 30, 2005, income taxes include a $2.5 million reduction of reserves for tax contingencies and deferred tax liabilities as well as a $2.4 million increase of reserves for tax contingencies. These changes result from resolution of various federal and state income tax issues and the impact of tax law changes in the State of Ohio, which became effective on June 30, 2005. Excluding these changes, the estimated effective rate for the three month period ended July 30, 2005 is 36%.

Financial Condition

Financial Position Summary

(in thousands of dollars)	July 30, 2005	January 29, 2005	$ Change	% Change
Cash and cash equivalents	$ 177,393	$498,248	(320,855)	-64.4
Short-term debt	-	-	-	-
Current portion of long-term debt	148,982	91,629	57,353	62.6
Long-term debt	1,159,242	1,322,824	(163,582)	-12.4
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,325,327	2,324,697	630	-

Current ratio	1.89	2.19
Debt to capitalization	39.3%	41.0%

(in thousands of dollars)	July 30, 2005	July 31, 2004	$ Change	% Change
Cash and cash equivalents	$ 177,393	$ 82,787	94,606	114.3
Short-term debt	-	122,000	(122,000)	-
Current portion of long-term debt	148,982	254,970	(105,988)	-41.6
Long-term debt	1,159,242	1,755,685	(596,443)	-34.0
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,325,327	2,266,904	58,423	2.6

Current ratio	1.89	2.35
Debt to capitalization	39.3%	50.7%

Net cash flows from operations for the six months ended July 30, 2005 plus the beginning cash on hand were adequate to fund the Company’s operations for the period. Cash flows from operations decreased from 2004 levels due primarily to a $100.2 million decrease related to changes in inventory in the current year compared with the prior year, a $65.1 million decrease related to changes in accounts payable in the current year compared with the prior year and a $141.4 million decline related to changes in trade accounts receivables in the current year compared to the prior year. The accounts receivables related to the credit card business were sold to GE on November 1, 2004.

Capital expenditures were $197.8 million for the six months ended July 30, 2005. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the six months ended July 30, 2005, the Company opened three new stores, Imperial Valley in El Centro, California; St. Johns Towne Center in Jacksonville, Florida; and Perimeter Mall in Atlanta, Georgia; and one replacement store, Crestview Hills in Crestview Hills, Kentucky. These four stores totaled approximately 585,000 square feet, net of replaced square footage. Capital expenditures for 2005 are expected to be approximately $335 million. The Company plans to open five additional new stores in fiscal 2005 totaling 962,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2005.

For the six months ended July 30, 2005, the Company recorded a gain on the sale of property and equipment of $3.4 million and received proceeds of $11.1 million.

Cash used in financing activities for the six months ended July 30, 2005 totaled $134.8 million compared to cash used of $270.2 million for the six months ended July 31, 2004. During the six months ended July 30, 2005 and July 31, 2004, the Company repurchased $15.4 million and $8.6 million, respectively, of its outstanding unsecured notes prior to their related maturity dates. During the six months ended July 30, 2005 and July 31, 2004, the Company reduced its total level of outstanding debt and capital lease obligations, including debt repurchases of $15.4 million and $8.6 million, by $108.3 million and $11.5 million, respectively. During the six months ended July 31, 2004, the Company redeemed its $331.6 million Preferred Securities. The Company increased its short-term borrowings through its available receivable financing facilities by $72.0 million during the six months ended July 31, 2004.

During the three months ended July 30, 2005, the Company completed the repurchase authorization of its Class A Common Stock under its existing share repurchase plan authorized by the board of directors in May of 2000. In addition, the board of directors authorized the Company to repurchase up to $200 million of its Class A Common Stock.

During the six months ended July 30, 2005, the Company repurchased approximately 932,000 shares of Class A common stock for $22.5 million under its existing share repurchase authorizations. Approximately $193.6 million in share repurchase authorization remained under the open-ended plan at July 30, 2005.

The sale of the Company’s credit card business significantly strengthened its liquidity and financial position. The Company had cash on hand of $177 million as of July 30, 2005 and no outstanding short term borrowings. During fiscal 2005, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility. At July 30, 2005, letters of credit totaling $67.3 million were issued under the $1.2 billion revolving credit agreement.

Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.08 billion at July 30, 2005) leaving unutilized availability under the facility of $1.01 billion. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

At July 30, 2005, the Company had $1.5 billion total debt outstanding (including Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures) compared with $2.4 billion at July 31, 2004.

Subsequent to July 30, 2005, the Company paid off $50.0 million in mortgage notes due August 2011. These notes bear interest at 7.25% and were collateralized by certain corporate buildings, land and land improvements. These notes were included in the current portion of long-term debt on the balance sheet as of July 30, 2005.

Subsequent to July 30, 2005, Hurricane Katrina forced the closure of a number of stores in Louisiana and Mississippi. Seven stores located in New Orleans and Southern Mississippi are expected to remain closed for the foreseeable future.

Except as noted above, there have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company is a guarantor on a $54.3 million loan commitment for a joint venture as of July 30, 2005. At July 30, 2005, the joint venture had $42.3 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $53.3 million at July 30, 2005.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of July 30, 2005. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. The loan had an outstanding balance of $37.2 million as of July 30, 2005.

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R requires all forms of share-based payment to employees, including employee stock options, be treated as compensation and recognized in the income statement based on their estimated fair values. This statement will be effective for fiscal years beginning after June 15, 2005.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Correction, a replacement of APB Opinion No. 20 and FASB Statement No. 3”(“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance (including the 2005 guidance regarding the Company’s estimated depreciation and amortization expense, rental expense, interest and debt expense and capital expenditures), growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,”“estimates”, “anticipates,”“plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; events causing disruption or delays in the store construction schedule, world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended July 30, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027.

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

As of July 30, 2005, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 30, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

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

The Company is defending the litigation vigorously and has named the Plan’s actuarial firm as a cross defendant. While it is not feasible to predict or determine the ultimate outcome of the pending litigation, management believes after consultation with counsel, that its outcome, after consideration of the provisions recorded in the Company’s consolidated financial statements, would not have a material adverse effect upon its consolidated cash flow or financial position. However, it is possible that an adverse outcome could have a material adverse effect on the Company’s consolidated net income in a particular quarterly or annual period.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 8, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 1, 2005 through May 28, 2005	619,900	$24.22	619,900	$201,090,138
May 29, 2005 through July 2, 2005	261,600	23.81	261,600	194,850,871
July 3, 2005 through July 30, 2005	50,900	23.81	50,900	193,649,473
Total	932,400	$24.08	932,400	$193,649,473

In May 2005, the Company completed the repurchase authorization of its Class A Common Stock under its existing share repurchase plan authorized by the board of directors in May of 2000. In addition, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 21, 2005. The matters submitted to a vote of the stockholders were as follows:

			Votes
	Votes For	Votes Against	Abstained

Election of Directors Class A Nominees
Robert C. Connor	59,809,131	10,287,553	0
Will D. Davis	59,770,185	10,326,499	0
John Paul Hammerschmidt	59,724,548	10,372,136	0
Peter Johnson	60,592,238	9,504,446	0

Class B Nominees
Drue Corbusier	4,005,260	0	0
Alex Dillard	4,005,260	0	0
William Dillard, II	4,005,260	0	0
Mike Dillard	4,005,260	0	0
James I. Freeman	4,005,260	0	0
Warren A. Stephens	4,005,260	0	0
William H. Sutton	4,005,260	0	0
J. C. Watts	4,005,260	0	0

Other Proposals
Stock Bonus Plan	39,175,322	21,948,416	5,278,769
Stock Purchase Plan	59,864,358	5,903,105	635,044
Non-Employee Director Restricted Stock Plan	38,488,268	27,157,520	793,430
Global Human Rights Standards	4,553,818	56,512,415	5,326,274
Ratification of Auditors	72,250,145	1,266,751	585,048

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Six Months Ended		Fiscal Years Ended

July 30,	July 31,	January 29,	January 31,	February 3,	February 2,	February 3,
2005	2004	2005	2004	2003	2002	2001*

1.58	1.48	2.11	1.07	1.94	1.52	1.79

* 53 week year.

Item 6. Exhibits

Number	Description
3(b)*	By-Laws as currently in effect (Exhibit 3(b) to Form 8-K dated May 25, 2005 in 1-6140).
10*	Second Amendment to Amended and Restated Credit Agreement among Dillard’s, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).
12	Statement re: Computation of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

DATE: September 8, 2005      /s/James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)