Form 10-Q
period 2005-10-29
DILLARDS INC
filed 2005-12-09
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 1-6140

DILLARD’S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS 72201
(Address of principal executive office)
(Zip Code)

(501) 376-5200
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of October 29, 2005	74,962,227
CLASS B COMMON STOCK as of October 29, 2005	4,010,929

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	October 29, 2005	January 29, 2005	October 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$73,518	$498,248	$56,484
Accounts receivable, net	9,698	9,651	2,601
Merchandise inventories	2,411,654	1,733,033	2,178,312
Other current assets	66,819	52,559	76,317
Assets held for sale	-	-	995,643

Total current assets	2,561,689	2,293,491	3,309,357

Property and Equipment, net	3,224,235	3,180,756	3,154,680
Goodwill	35,495	35,495	36,731
Other Assets	142,893	181,839	158,896

Total Assets	$5,964,312	$5,691,581	$6,659,664

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$1,423,694	$820,242	$1,210,898
Current portion of capital lease obligations	5,030	4,926	2,164
Current portion of long-term debt	98,698	91,629	91,660
Federal and state income taxes	80,965	128,436	78,351
Other short-term borrowings	-	-	333,000
Liabilities related to assets held for sale	-	-	400,000

Total current liabilities	1,608,387	1,045,233	2,116,073

Long-term Debt	1,159,096	1,322,824	1,350,750
Capital Lease Obligations	16,743	20,182	16,026
Other Liabilities	251,237	269,056	152,732
Deferred Income Taxes	486,789	509,589	616,624
Guaranteed Preferred Beneficial Interests in the
Company's Subordinated Debentures	200,000	200,000	200,000

Stockholders' Equity:
Common stock	1,189	1,186	1,175
Additional paid-in capital	744,768	739,620	725,726
Accumulated other comprehensive loss	(13,333)	(13,333)	(11,281)
Retained earnings	2,319,073	2,305,993	2,200,608
Less treasury stock, at cost	(809,637)	(708,769)	(708,769)

Total stockholders’ equity	2,242,060	2,324,697	2,207,459

Total Liabilities and Stockholders’ Equity	$5,964,312	$5,691,581	$6,659,664

See notes to consolidated financial statements.

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net Sales	$1,727,106	$1,698,897	$5,221,983	$5,224,672	$7,525,883	$7,523,726
Service Charges, Interest and Other Income	34,119	56,250	106,449	172,409	221,739	244,934

	1,761,225	1,755,147	5,328,432	5,397,081	7,747,622	7,768,660
Costs and Expenses:
Cost of sales	1,147,109	1,140,898	3,461,406	3,474,244	5,004,927	5,045,974
Advertising, selling, administrative and general expenses	506,966	521,002	1,488,992	1,530,910	2,056,873	2,094,195
Depreciation and amortization	75,814	74,547	226,234	223,033	305,118	290,919
Rentals	9,779	12,715	30,384	39,373	45,785	60,790
Interest and debt expense	25,746	35,188	79,188	110,706	107,538	151,644
Asset impairment and store closing charges	-	-	6,381	4,680	21,118	29,642

Total Costs and Expenses	1,765,414	1,784,350	5,292,585	5,382,946	7,541,359	7,673,164

Income (Loss) Before Income Taxes	(4,189)	(29,203)	35,847	14,135	206,263	95,496
Income Taxes (Benefit)	(1,510)	(10,515)	12,825	5,090	74,620	35,275

Net Income (Loss)	(2,679)	(18,688)	23,022	9,045	131,643	60,221
Retained Earnings at Beginning of Period	2,325,061	2,222,659	2,305,993	2,201,623	2,200,608	2,153,724
Cash Dividends Declared	(3,309)	(3,363)	(9,942)	(10,060)	(13,178)	(13,337)

Retained Earnings at End of Period	$2,319,073	$2,200,608	$2,319,073	$2,200,608	$2,319,073	$2,200,608

Earnings (Loss) Per Share:
Basic	$(0.03)	$(0.23)	$0.28	$0.11	$1.60	$0.72

Diluted	$(0.03)	$(0.23)	$0.28	$0.11	$1.59	$0.72

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.12	$0.12	$0.16	$0.16

See notes to consolidated financial statements.

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	October 29, 2005	October 30, 2004

Operating Activities:
Net income	$23,022	$9,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,017	226,521
Asset impairment and store closing charges	6,381	4,680
Gain on sale of property and equipment	(3,354)	-
Provision for loan losses	-	12,835
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(47)	183,938
Increase in merchandise inventories and other current assets	(688,306)	(583,720)
Decrease (increase) in other assets	36,163	(10,044)
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	520,879	506,617
Net cash provided by operating activities	123,755	349,872

Investing Activities:
Purchases of property and equipment	(327,720)	(188,732)
Proceeds from sales of property and equipment	46,577	2,076
Net cash used in investing activities	(281,143)	(186,656)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(159,994)	(180,343)
Proceeds from issuance of common stock	3,462	11,758
Cash dividends paid	(9,942)	(10,060)
Purchase of treasury stock	(100,868)	(40,381)
Net proceeds from short-term borrowings	-	283,000
Retirement of Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	-	(331,579)
Net cash used in financing activities	(267,342)	(267,605)

Decrease in Cash and Cash Equivalents	(424,730)	(104,389)
Cash and Cash Equivalents, Beginning of Period	498,248	160,873
Cash and Cash Equivalents, End of Period	$73,518	$56,484

Non-cash transactions:
Tax benefit from exercise of stock options	$1,689	$1,259
Capital lease transactions	229	-

See notes to consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three, nine and twelve month periods ended October 29, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 14, 2005.

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

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net Income (Loss):
As reported	$(2,679)	$(18,688)	$23,022	$9,045	$131,643	$60,221
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(340)	(303)	(1,097)	(1,168)	(1,506)	(1,720)
Pro forma	$(3,019)	$(18,991)	$21,925	$7,877	$130,137	$58,501
Basic Earnings (Loss) Per Share:
As reported	$(0.03)	$(0.23)	$0.28	$0.11	$1.60	$0.72
Pro forma	(0.04)	(0.23)	0.27	0.09	1.58	0.70
Diluted Earnings (Loss) Per Share:
As reported	$(0.03)	$(0.23)	$0.28	$0.11	$1.59	$0.72
Pro forma	(0.04)	(0.23)	0.27	0.09	1.57	0.70

The Company did not grant any options during the three, nine and twelve month periods ended October 29, 2005 and October 30, 2004. See Note 11 for a discussion regarding recently issued accounting standards.

Note 3.	Disposition of Credit Card Receivables

On November 1, 2004, the Company completed the sale of substantially all of the assets of its private label credit card business to GE Consumer Finance (“GE”). The purchase price of approximately $1.1 billion included the assumption of $400 million of securitization liabilities and the purchase of owned accounts receivable and other assets. Net cash proceeds received by the Company were $688 million. The Company recorded a pretax gain of $83.9 million during the fourth quarter of 2004 as a result of the sale. The gain is recorded in Service Charges, Interest and Other Income on the Consolidated Statement of Operations and Retained Earnings.

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

October 30, 2004

Accounts receivable, net	$992,115
Other current assets	420
Property and equipment, net	2,242
Other assets	866
Total assets held for sale	$995,643

Long-term debt	$400,000
Total liabilities related to assets held for sale	$400,000

Note 4.	Accounts Receivable Securitization

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

All borrowings under the Company’s receivable financings were recorded on the balance sheet. The Company had $400 million of long-term debt outstanding under this agreement on the consolidated balance sheet as of October 30, 2004.

At October 30, 2004, the Company had $333 million outstanding short-term borrowings under its short-term accounts receivable conduit facilities related to seasonal financing needs.

Concurrent with the closure of the sale of the assets of the private label credit card business to GE on November 1, 2004, the Company terminated its $400 million accounts receivable conduit facilities. On the closing, the Company paid the related outstanding short term conduit financing in the amount of $333 million.

Note 5.	Asset Impairment and Store Closing Charges

During the nine months ended October 29, 2005, the Company recorded pre-tax expense of $6.4 million for asset impairment and store closing costs. The expense includes a $6.0 million write-down to fair value for two stores that were closed during the third quarter of 2005 and a $0.4 million future lease obligation on a store closed during the first quarter of 2005. The Company does not expect to incur significant exit costs during fiscal 2005 related to these stores.

During the nine months ended October 30, 2004, the Company recorded pre-tax expense of $4.7 million for asset impairment and store closing costs. The expense includes a $4.2 million write-down to fair value for two previously closed stores and a $500,000 future lease obligation on a store closed during the first quarter of 2004.

The Company has established a reserve for store closing charges. Following is a summary of the activity in the reserve established for store closing charges for fiscal 2005 (in thousands):

	Balance, January 29, 2005	Charges	Cash Payments	Balance October 29, 2005
Rent, property taxes and utilities	$2,905	$419	$1,817	$1,507

The store closing reserves are included in trade accounts payable and accrued expenses and other liabilities.

Note 6.	Note Repurchase and Retirement of Preferred Securities

During the quarter ended October 29, 2005, the Company paid off $50.0 million in mortgage notes due August 2011. These notes boar interest at 7.25% and were collateralized by certain corporate buildings, land and land improvements.

During the nine months ended October 29, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027. A pre-tax loss of $0.5 million recorded within interest expense resulted from the repurchase of the unsecured notes during the nine months ended October 29, 2005. The Company did not repurchase any notes during the quarter ended October 29, 2005.

During the quarter ended October 30, 2004, the Company repurchased $4.5 million of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended October 30, 2004, the Company repurchased $13.1 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 6.3% to 8.2% for the nine months ended October 30, 2004. Maturity dates ranged from 2008 to 2028 for the nine months ended October 30, 2004. Gains of $108,000 and $153,000 were recorded from the unsecured notes during the three and nine months ended October 30, 2004, respectively.

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

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Basic:
Net income (loss)	$(2,679)	$(18,688)	$23,022	$9,045	$131,643	$60,221

Weighted average shares of common stock outstanding	80,991	82,894	82,301	83,378	82,397	83,375
Basic Earnings (Loss) Per Share	$(0.03)	$(0.23)	$0.28	$0.11	$1.60	$0.72

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Diluted:
Net income (loss)	$(2,679)	$(18,688)	$23,022	$9,045	$131,643	$60,221

Weighted average shares of common stock outstanding	80,991	82,894	82,301	83,378	82,397	83,375
Stock options	-	-	191	487	312	443
Total weighted average equivalent shares	80,991	82,894	82,492	83,865	82,709	83,818

Diluted Earnings (Loss) Per Share	$(0.03)	$(0.23)	$0.28	$0.11	$1.59	$0.72

Total stock options outstanding were 4,691,254 and 5,951,674 at October 29, 2005 and October 30, 2004, respectively. Of these, options to purchase 4,389,380 and 4,258,369 shares of Class A common stock at prices ranging from $24.01 to $35.31 and $24.01 to $40.22 per share for the three months ended October 29, 2005 and October 30, 2004, respectively, were not included in the computation of diluted earnings per share because they would be antidilutive. No stock options were included for the three months ended October 29, 2005 or the three months ended October 30, 2004 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 8.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net Income (Loss)	$(2,679)	$(18,688)	$23,022	$9,045	$131,643	$60,221
Other Comprehensive Loss:
Minimum pension liability adjustment, net of taxes	-	-	-	-	(2,052)	(6,785)
Total Comprehensive Income (Loss)	$(2,679)	$(18,688)	$23,022	$9,045	$129,591	$53,436

Note 9.	Commitments and Contingencies

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

The Company is a 50% guarantor on a $54.3 million loan commitment for a joint venture as of October 29, 2005. At October 29, 2005, the joint venture had $44.2 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $54.8 million at October 29, 2005.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of October 29, 2005. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. The loan had an outstanding balance of $46.8 million as of October 29, 2005.

At October 29, 2005, letters of credit totaling $65.2 million were issued under the Company’s $1.2 billion line of credit facility.

The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive approximately $6.5 million ($4.2 million after tax) as its share of the proceeds from the settlement. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company decided to exclude the expected settlement proceeds of $6.5 million from recognition in the consolidated financial statements for the three and nine months ended October 29, 2005. At the time the settlement is known beyond a reasonable doubt, the Company will record such contingency.

Note 10.	Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made participant distributions of $2.6 million during the nine months ended October 29, 2005. The Company expects to make participant distributions of approximately $1.0 million for the remainder of fiscal 2005.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Components of net periodic benefit costs:
Service cost	$498	$442	$1,495	$1,327	$1,938	$1,576
Interest cost	1,189	1,145	3,567	3,434	4,711	4,493
Net actuarial gain	393	286	1,178	859	1,465	892
Amortization of prior service cost	157	157	470	470	626	626
Net periodic benefit costs	$2,237	$2,030	$6,710	$6,090	$8,740	$7,587

Note 11.	Recently Issued Accounting Standards

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

During the nine months ended October 29, 2005, the Company amended and extended its revolving credit agreement (“credit agreement”) with JPMorgan to increase the amount available under this facility from $1 billion to $1.2 billion. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.25% (currently 6.14%) subject to certain availability thresholds as defined in the credit agreement. At October 29, 2005, letters of credit totaling $65.2 million were issued under the $1.2 billion revolving credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries leaving unutilized availability under the facility of $1.13 billion.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2010. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 13.	Share Repurchase Program

During the three months ended October 29, 2005, the Company repurchased approximately 3.6 million shares of Class A common stock for $78.4 million under its $200 million program, which was authorized by the board of directors in May of 2005. During the nine months ended October 29, 2005, the Company repurchased approximately 4.6 million shares of Class A common stock for $100.9 million under its 2005 program and a $200 million program authorized by the board of directors in May of 2000. The May 2000 authorization was fully utilized in the second quarter of 2005. Approximately $115.2 million in share repurchase authorization remained under the 2005 open-ended plan at October 29, 2005.

During the quarter and nine months ended October 30, 2004, the Company repurchased approximately 2.0 million shares of Class A common stock for $40.4 million. The Company’s board of directors authorized the program in May of 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us”, or “our”) operates 333 retail department stores in 29 states. Our stores are located in suburban shopping malls and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Noteworthy items for the quarter ended October 29, 2005 include the following:

•	A comparable store sales increase of 2%.

•	Gross profit improvement of 80 basis points of sales compared to the three months ended October 30, 2004.

•	A decrease of advertising, selling, administrative and general expenses of $14.0 million compared to the three months ended October 30, 2004.

•	Decrease in interest and debt expense of $9.5 million compared to the three months ended October 30, 2004.

•	Class A Common Stock repurchases of $78.4 million under the Company's share repurchase program.

2005 Guidance

A summary of guidance on key financial measures for 2005, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.

(In millions of dollars)	2005 Estimated	2004 Actual

Depreciation and amortization	$310	$302
Rental expense	48	55
Interest and debt expense	105	139
Capital expenditures, net	345	285

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

Service Charges, Interest and Other Income. Service Charges, Interest and Other Income includes income generated through the long-term marketing and servicing alliance between the Company and GE for the three months and nine months ended October 29, 2005 and the resulting gain on the sale of its credit card business to GE for the twelve months ended October 29, 2005. Service Charges, Interest and Other Income also includes interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales for the three months and nine months ended October 30, 2004 and the twelve months ended October 29, 2005 and October 30, 2004. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

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

Revenue Recognition. The Company recognizes revenue upon the sale of merchandise to our customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $7.5 million and $6.0 million for the nine months ended October 29, 2005 and October 30, 2004. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the three and nine months ended October 29, 2005 and October 30, 2004.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the quarter and nine months ended October 29, 2005 and October 30, 2004. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.4	67.2	66.3	66.5	66.5	67.1
Gross profit	33.6	32.8	33.7	33.5	33.5	32.9

Advertising, selling, administrative and general expenses	29.4	30.7	28.5	29.3	27.3	27.8
Depreciation and amortization	4.4	4.4	4.3	4.2	4.1	3.9
Rentals	0.6	0.7	0.6	0.8	0.6	0.8
Interest and debt expense	1.5	2.0	1.5	2.1	1.4	2.0
Asset impairment and store closing charges	-	-	0.1	0.1	0.3	0.4
Total operating expenses	35.9	37.8	35.0	36.5	33.7	34.9
Service charges, interest and other income	2.0	3.3	2.0	3.3	2.9	3.3
Income (loss) before income taxes	(0.3)	(1.7)	0.7	0.3	2.7	1.3
Income taxes (benefit)	(0.1)	(0.6)	0.3	0.1	1.0	0.5
Net income (loss)	(0.2)%	(1.1)%	0.4%	0.2%	1.7%	0.8%

Net Sales

The percent change by category in the Company’s sales for the three and nine months ended October 29, 2005 compared to the three and nine months ended October 30, 2004 is as follows:

	% Change
	Three Months	Nine Months
Cosmetics	-1.5%	0.9%
Ready-to-Wear	-0.4%	-4.0%
Lingerie and Accessories	8.2%	7.9%
Juniors’ Clothing	8.9%	1.9%
Children’s Clothing	-4.8%	-4.7%
Men’s Clothing	1.9%	0.1%
Shoes	9.5%	7.1%
Decorative Home Merchandise	-5.0%	-4.1%
Furniture	-9.4%	-12.7%

The percent change by region in the Company’s total sales for the three and nine months ended October 29, 2005 compared to the three and nine months ended October 30, 2004 is as follows:

	% Change
	Three Months	Nine Months
Eastern	6.5%	2.5%
Central	-2.1%	-2.3%
Western	4.6%	2.9%

Net sales increased 2% on a total and a comparable store basis for the three months ended October 29, 2005 compared to the three months ended October 30, 2004. Sales were strongest in shoes, lingerie and accessories and juniors apparel during the third quarter of 2005, performing significantly above the Company average trend of a 2% increase for the period. Sales in the men’s areas were in line with the average trend for total Company sales performance. Sales in the children’s, ready-to-wear, cosmetics, decorative home merchandise and furniture categories trended below the average Company performance for the period.

During the three months ended October 29, 2005, sales were strongest in the Company’s Eastern and Western regions and exceeded the average company sales performance for the quarter. The Company’s Central region’s sales were below trend.

During the three months ended October 29, 2005, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time.

The Company re-opened its Lakeside Mall location in New Orleans and its Hattiesburg, Mississippi location in mid-November. Three stores remain closed as a result of Hurricane Katrina. These stores are located in the New Orleans area (two stores), and Biloxi, Mississippi. The Company’s Port Arthur, Texas store remains closed as a result of Hurricane Rita. The Company expects these four stores in the Gulf area to remain closed for the remainder of fiscal year 2005. Property and merchandise losses in the affected stores are covered by insurance.

Dillard’s continues to execute key merchandise initiatives as it works to maintain relationships with existing loyal customers while attracting new customers with expanded offerings in upscale and contemporary fashions. These expanded selections include the Company’s improved lines of exclusive brand merchandise. The Company will continue to use existing technology and research to edit its assortments by store to meet the specific preference, taste and size requirements of each local operating area.

Net sales were flat (as a percentage change) for the nine-month period ended October 29, 2005 compared to the same period in 2004 on both a total and comparable store basis.

Cost of Sales

Cost of sales, as a percentage of net sales, decreased to 66.4% for the three months ended October 29, 2005, from 67.2% for the three months ended October 30, 2004. This decrease of 80 basis points in cost of sales is attributable to lower levels of markdown activity during the quarter. Improved gross margins were noted in ready-to-wear, juniors’, children’s, shoes and men’s categories. Decreased gross margins were noted in cosmetics, lingerie and accessories, decorative home merchandise and furniture.

Cost of sales, as a percentage of net sales, for the nine months ended October 29, 2005 and October 30, 2004 was 66.3% and 66.5%, respectively. The decrease of 20 basis points in cost of sales is attributable to increased markup percentages that were responsible for a decrease in cost of sales of 0.30% of sales partially offset by higher levels of markdown activity that increased the cost of sales by 0.10% of sales. Improved gross margins were noted in ready-to-wear, juniors’, children’s and men’s clothing. Decreased gross margins were noted in cosmetics, shoes, decorative home merchandise and furniture.

Total inventory increased primarily due to an increase relating to inventory in transit. Inventory in comparable stores at October 29, 2005 increased 3% compared to the inventory balance at October 30, 2004.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, decreased to 29.4% for the three months ended October 29, 2005 compared to 30.7% for the three months ended October 30, 2004. SG&A expenses decreased $14.0 million for the three months ended October 29, 2005 compared with the three months ended October 30, 2004. The decrease in SG&A expenses were driven by decreases in bad debt expense ($6.9 million), payroll ($3.4 million), communication ($3.3 million) and advertising costs ($3.6 million) resulting primarily from the Company’s sale of its credit card business in November of 2004. These were partially offset by increases in utilities ($2.1 million) and pre-opening expenses ($2.6 million). The higher pre-opening expenses resulted from the opening of five new stores totaling 962,000 square feet during the third quarter of 2005 compared with three stores totaling 350,000 square feet during the same period in 2004. Other SG&A expense areas netted to a $1.5 million decrease.

The comparable relationship between SG&A expenses and net sales for the nine months ended October 29, 2005 and October 30, 2004, respectively, was 28.5% and 29.3%. SG&A expenses declined $41.9 million for the nine months ended October 29, 2005 compared with the comparable period in 2004. SG&A expense improvement was driven by savings in bad debt expense ($22.2 million), payroll ($11.1 million), communication ($9.0 million) and advertising ($6.3 million). These were partially offset by increases in utilities, travel, pension, pre-opening and other SG&A expenses. The reduction in bad debt expense, payroll, communications and advertising was primarily due to the sale of the Company’s credit card business in November 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of net sales was 4.4% for the three months ended October 29, 2005 and October 30, 2004, respectively. Depreciation and amortization expense as a percentage of net sales was 4.3% for the nine months ended October 29, 2005 compared to 4.2% for the similar period in 2005. Depreciation expenses increased $1.3 million and $3.2 million for the three and nine months ended October 29, 2005 compared to the similar periods in 2004. These increases were due to higher property and equipment additions in the current periods and a greater number of owned stores in 2005. The Company currently owns 275 stores compared with 263 stores in the third quarter of 2004.

Rentals

Rental, as a percentage of net sales was 0.6% for the three months and nine months ended October 29, 2005, respectively, compared to 0.7% and 0.8% for the same three and nine month periods in 2004. Rentals declined $2.9 million and $9.0 million for the three and nine months ended October 29, 2005 compared to the similar periods in 2004. The decrease in rentals is due to a reduction in store rent expense relating to a decline in the number of leased stores and to a reduction in leased data processing equipment.

Interest and Debt Expense

Interest and debt expense was $25.7 million for the three months ended October 29, 2005 compared with $35.2 million for the similar period in 2004. This reduction of $9.5 million was primarily the result of lower debt levels during the quarter compared with 2004 debt levels.  Average debt outstanding declined approximately $871 million during the third quarter of fiscal 2005 compared to 2004. The debt reduction was due primarily to the assumption by GE of $400 million in accounts receivable securitization debt, the payoff of short term receivable financing conduits in conjunction with the sale of the Company’s private label credit card business to GE and maturities and repurchases of various outstanding notes.

Interest and debt expense was $79.2 million for the nine months ended October 29, 2005 compared with $110.7 million for the similar period in 2004. The decline in interest and debt expense in 2005 was due to the reduction in average outstanding debt in 2005 compared to 2004.

Asset Impairment and Store Closing Charges

During the nine months ended October 29, 2005, the Company recorded pre-tax expense of $6.4 million for asset impairment and store closing costs. The expense includes a $6.0 million write-down to fair value for two stores that were closed during the third quarter of 2005 and a $0.4 million future lease obligation on a store closed during the first quarter of 2005. The Company does not expect to incur significant exit costs during fiscal 2005 related to these stores.

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

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended October 29, 2005 decreased to $34.1 million or 2.0% of net sales compared to $56.3 million or 3.3% of net sales for the three months ended October 30, 2004. The Company completed its sale of its credit card business during the fourth quarter of 2004 to GE and entered into a ten year marketing and servicing alliance. Included in service charges, interest and other income for the three months ended October 29, 2005 is the income from the marketing and servicing alliance of $26.8 million. Service charge income was $44.8 million for the three months ended October 30, 2004.

Service charges, interest and other income for the nine months ended October 29, 2005 decreased to $106.5 million or 2.0% of net sales compared to $172.4 million or 3.3% of net sales for the nine months ended October 30, 2004. Income from the marketing and servicing alliance was $76.9 million for the nine months ended October 29, 2005. Service charge income was $140.7 million for the nine months ended October 30, 2004. Included in other income were gains on the sale of property and equipment of $3.4 million for the nine months ended October 29, 2005.

Income Taxes

The federal and state income tax rates for the three months ended October 29, 2005 and October 30, 2004 were 36%, respectively. The federal and state income tax rates for the nine months ended October 29, 2005 and October 30, 2004 were 35.8% and 36%, respectively. During the nine months ended October 29, 2005, income taxes include a $4.8 million reduction of reserves for tax contingencies and deferred tax liabilities as well as a $4.7 million increase of reserves for tax contingencies. These changes result from resolution of various federal and state income tax issues and the impact of tax law changes in the State of Ohio, which became effective on June 30, 2005. Excluding these changes, the estimated effective rate for the nine months ended October 29, 2005 is 36%.

Financial Condition

Financial Position Summary

(in thousands of dollars)	October 29, 2005	January 29, 2005	$ Change	% Change
Cash and cash equivalents	$73,518	$498,248	(424,730)	-85.0
Short-term debt	-	-	-	-
Current portion of long-term debt	98,698	91,629	7,069	7.7
Long-term debt	1,159,096	1,322,824	(163,728)	-12.4
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,242,060	2,324,697	(82,637)	-3.6

Current ratio	1.59	2.19
Debt to capitalization	39.4%	41.0%

(in thousands of dollars)	October 29, 2005	October 30, 2004	$ Change	% Change
Cash and cash equivalents	$73,518	$56,484	17,034	30.2
Short-term debt	-	333,000	(333,000)	-100.0
Current portion of long-term debt	98,698	91,660	7,038	7.7
Long-term debt	1,159,096	1,350,750	(191,654)	-14.2
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,242,060	2,207,459	34,601	1.6

Current ratio	1.59	1.56
Debt to capitalization	39.4%	51.8%

Net cash flows from operations for the nine months ended October 29, 2005 plus the beginning cash on hand were adequate to fund the Company’s operations for the period. Cash flows from operations decreased from 2004 levels due primarily to a $105.6 million decrease related to changes in inventory in the current year compared with the prior year and a $184.0 million decline related to changes in accounts receivables in the current year compared to the prior year. The accounts receivable related to the credit card business were sold to GE on November 1, 2004. Partially offsetting these declines were greater net income and a $46.2 million increase in other assets in the current year compared to the prior year.

Capital expenditures were $327.7 million for the nine months ended October 29, 2005. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the nine months ended October 29, 2005, the Company opened eight new stores, Imperial Valley in El Centro, California; St. Johns Towne Center in Jacksonville, Florida; Perimeter Mall in Atlanta, Georgia; Northlake Mall in North Charlotte, North Carolina; The Shops at La Cantera in San Antonio, Texas; Firewheel Towne Center in Garland, Texas; Atlantic Station in Atlanta, Georgia; and The Avenue Carriage Crossing in Collierville, Tennessee; and one replacement store, Crestview Hills in Crestview Hills, Kentucky. These nine stores totaled approximately 1.55 million square feet, net of replaced square footage. The Company closed five store locations totaling 845,000 square feet during the nine months ended October 30, 2004. Net capital expenditures for 2005 are expected to be approximately $345 million.

For the nine months ended October 29, 2005, the Company recorded a gain on the sale of property and equipment of $3.4 million and received proceeds of $46.6 million.

The Company expects to open three stores totaling approximately 510,000 square feet during the spring season of 2006. Future capital requirements will depend primarily on the number of new stores opened, the number of existing stores remodeled and the timing of these expenditures. Capital expenditures for fiscal 2006 are to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2006.

Cash used in financing activities for the nine months ended October 29, 2005 totaled $267.3 million compared to cash used of $267.6 million for the nine months ended October 30, 2004. During the nine months ended October 29, 2005 and October 30, 2004, the Company repurchased $15.4 million and $13.1 million, respectively, of its outstanding unsecured notes prior to their related maturity dates. During the nine months ended October 29, 2005 and October 30, 2004, the Company reduced its total level of outstanding debt and capital lease obligations, including debt repurchases of $15.4 million and $13.1 million, by $160.0 million and $180.3 million, respectively. During the nine months ended October 30, 2004, the Company redeemed its $331.6 million Preferred Securities. The Company increased its short-term borrowings through its available receivable financing facilities by $283.0 million during the nine months ended October 30, 2004.

During the nine months ended October 29, 2005, the Company completed the repurchase authorization of its Class A Common Stock under its existing share repurchase plan authorized by the board of directors in May of 2000. In addition, the board of directors authorized the Company to repurchase up to $200 million of its Class A Common Stock.

During the nine months ended October 29, 2005, the Company repurchased approximately 4.6 million shares of Class A common stock for $100.9 million under its existing share repurchase authorizations. During the nine months ended October 30, 2004, the Company repurchased approximately 2.0 million shares of Class A common stock for $40.4 million. Approximately $115.2 million in share repurchase authorization remained under the open-ended plan at October 29, 2005.

The sale of the Company’s credit card business significantly strengthened its liquidity and financial position. The Company had cash on hand of $73.5 million as of October 29, 2005 and no outstanding short term borrowings compared with $333 million in short term borrowings as of October 30, 2004. During fiscal 2005, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility. The Company expects peak funding requirements during the fourth quarter to be $167 million. At October 29, 2005, letters of credit totaling $65.2 million were issued under the $1.2 billion revolving credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries leaving unutilized availability under the facility of $1.13 billion. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

The Company re-opened its Lakeside Mall location in New Orleans and its Hattiesburg, Mississippi location in mid-November. Three stores remain closed as a result of Hurricane Katrina. These stores are located in the New Orleans area (two stores), and Biloxi, Mississippi. The Company’s Port Arthur, Texas store remains closed as a result of Hurricane Rita. The Company expects these four stores in the Gulf area to remain closed for the remainder of fiscal year 2005.

Except as noted above, there have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Visa/MasterCard Antitrust Litigation Settlement

The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive approximately $6.5 million ($4.2 million after tax) as its share of the proceeds from the settlement. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company decided to exclude the expected settlement proceeds of $6.5 million from recognition in the consolidated financial statements for the three and nine months ended October 29, 2005. At the time the settlement is known beyond a reasonable doubt, the Company will record such contingency.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company is a guarantor on a $54.3 million loan commitment for a joint venture as of October 29, 2005. At October 29, 2005, the joint venture had $44.2 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $54.8 million at October 29, 2005.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of October 29, 2005. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. The loan had an outstanding balance of $46.8 million as of October 29, 2005.

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

Forward-Looking Information

Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, critical accounting policies and estimates, financing requirements and other similar forecasts and statements of expectation. Words such as “may”, “expects,”“anticipates,”“plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report, the Company’s annual report on Form 10-K, or made by management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended October 29, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% for the nine months ended October 29, 2005. Maturity dates ranged from 2023 to 2027 for the nine months ended October 29, 2005.

During the quarter ended October 29, 2005, the Company paid off $50 million in mortgage notes. The notes bear interest at 7.25% with a maturity date of 2011.

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

As of October 29, 2005, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 29, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 8, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 31, 2005 through August 27, 2005	208,400	$21.80	208,400	$189,106,311
August 28, 2005 through October 1, 2005	2,759,000	21.99	2,759,000	128,431,590
October 2, 2005 through October 29, 2005	667,300	19.77	667,300	115,236,970
Total	3,634,700	$21.57	3,634,700	$115,236,970

In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Nine Months Ended		Fiscal Year Ended
October 29, 2005	October 30, 2004	January 29, 2005	January 31, 2004	February 3, 2003	February 2, 2002	February 3, 2001*
1.33	1.09	2.11	1.07	1.94	1.52	1.79

* 53 week year.

Item 6. Exhibits.

Number	Description

12	Statement re: Computation of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

DATE: December 8, 2005	/s/	James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)