Form 10-K
period 2006-01-28
DILLARDS INC
filed 2006-04-03
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2).

Large Accelerated Filer  ☒                Accelerated Filer  ☐                 Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 30, 2005: $1,746,679,029.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 25, 2006:

CLASS A COMMON STOCK, $.01 par value  75,283,433

CLASS B COMMON STOCK, $.01 par value  4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2006 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

Dillard’s, Inc. (the “Company”, “we”, “us”, “our” or “Registrant”) is an outgrowth of a department store originally founded in 1938 by William Dillard. We were incorporated in Delaware in 1964. As of January 28, 2006, we operated 330 Dillards stores, selling a wide selection of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at suburban shopping malls. Customers may also purchase products online at our website, and we offer an on-line bridal registry to customers. We operate retail department stores located primarily in the southwest, southeast and midwest. The stores are located in 29 states, with 51 stores being located in the western region, 124 stores in the eastern region and 155 stores in the central region.

We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, internet, and mail-order retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service and credit availability. We believe that our stores are in a strong competitive position with regard to each of these factors. We will continue to make notable changes to our merchandise mix, positioning our stores toward a more upscale and contemporary tone in an effort to attract new customers who are seeking exciting statements in fashion. At the same time, we will work to maintain valued relationships with our existing loyal customer base by providing updated fashion choices, dependable quality, reliable service and measurable value. Our expanded selections of more upscale and contemporary choices include, but are not limited to, Dillard’s improved lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, J. Vincent and Daniel Cremieux. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences. The Company’s earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

We purchase merchandise from many suppliers, no one of which accounted for more than 5% of our net purchases during 2005. We have no long-term purchase commitments or arrangements with any of our suppliers, we and believe that we are not dependent on any one supplier. We consider our relations with our suppliers to be satisfactory.

Our merchandising, sales promotion, and store operating support functions are conducted in multiple locations. Our back office sales support functions for the Company, such as accounting, product development, store planning and information technology, are centralized.

We have developed a knowledge of each of our trade areas and customer bases for our stores. This knowledge is gained through our regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. We will continue to use existing technology and research to edit assortments by store to meet the specific preference, taste and size requirements of each local operating area.

Certain departments in our stores are licensed to independent companies in order to provide high quality service and merchandise where specialization, focus and expertise are critical. The licensed departments vary by store to complement our own merchandising departments. The principal licensed departments in the stores are fine jewelry and a portion of an upscale women’s apparel vendor. The terms of the license agreements typically are between three and five years with one year renewals and require the licensee to pay for fixtures and provide its own employees. We regularly evaluate the performance of the licensed departments and require compliance with established customer service guidelines.

Prior to November 1, 2004, Dillard National Bank (“DNB”), our wholly owned credit card bank subsidiary, issued all proprietary credit cards to our customers and made all credit card loans. On November 1, 2004, GE Consumer Finance (“GE”), acquired our proprietary credit card business, consisting of the proprietary credit card accounts owned by our ownership interest in the assets of the Dillards Credit Card Master Trust, which previously owned and securitized the accounts receivable generated by the proprietary credit card accounts.

As a result of the transaction, and pursuant to a long-term marketing and servicing alliance with an initial term of ten years, GE establishes and owns proprietary credit card accounts for customers of our operating subsidiaries, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the long-term marketing and servicing alliance, we receive on-going cash compensation from GE. With the sale, we became a more focused retailer and used the proceeds generated from the sale and ongoing compensation to strengthen our balance sheet and return value to our shareholders.

We seek to expand the number and use of the proprietary credit cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are entitled to discounts on initial purchases. Proprietary credit card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts, and advance notice of sale events. GE has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage.

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Fiscal years 2005, 2004 and 2003 included 52 weeks.

For additional information with respect to our business, reference is made to information contained under the headings “Net sales,” “Net income,” “Total assets” and “Number of employees-average,” under item 6 hereof.

The information contained on our web site is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on the Dillard’s, Inc. website:

www.dillards.com

We have adopted a Code of Business Conduct and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Code of Ethics, our Corporate Governance Guidelines, and our Committee Charters for the Audit, Compensation, and Corporate Governance committees.

Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.	RISK FACTORS.

The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this Annual Report on Form 10-K are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.

The retail merchandise business is highly competitive, and that competition could lower revenues, margins and market share.

We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, internet and mail-order retailers. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, price, quality, service and credit availability. We anticipate intense competition will continue to focus on pricing. Some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect our operating results.

The retail merchandise business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, weather, traffic patterns, the type, number and location of competing stores, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, apparel costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect store operations and administrative expenses. Our ability to finance new store development, improvements and additions to existing stores, and the acquisition of stores from competitors is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the availability of borrowed funds.

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all.

The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be desirable as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, thus resulting in potentially reduced sales in those locations. If we cannot obtain desirable locations at reasonable prices our cost structure will increase and our revenues will be adversely affected.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.

We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from locating a more desirable location.

We rely on third party suppliers to obtain materials and provide production facilities from which we source our merchandise.

We may experience supply problems such as unfavorable pricing or untimely delivery of merchandise. The price and availability of materials from suppliers can be adversely affected by factors outside of our control such as increased worldwide demand. Further, our suppliers who also serve the retail industry may experience financial difficulties due to a downturn in the industry. These supplier risks may have a material adverse effect on our business and results of operations.

We intend to evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a negative effect on revenues, costs and stock price.

Our future success may depend on opportunities to buy or obtain rights to other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer growth opportunities. In particular, we intend to evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Our attempt to engage in these transactions may expose us to various inherent risks, including:

•	accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve projected economic and operating synergies;

•	difficulties successfully integrating, operating, maintaining and managing newly acquired operations or employees;

•	difficulties maintaining uniform standards, controls, procedures and policies;

•	unanticipated changes in business and economic conditions affecting an acquired business;

•	the possibility of impairment charges if an acquired business performs below expectations; and

•	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or to implement the strategic initiative.

Our annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our share price may decline.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. If customer demand decreases rapidly, our results of operations would also decline precipitously. These events and factors include:

•	variations in the timing and volume of our sales;

•	sales promotions by us or our competitors;

•	changes in average same-store sales and customer visits;

•	variations in the price, availability and shipping costs of supplies;

•	seasonal effects on demand for our products;

•	changes in competitive and economic conditions generally;

•	changes in the cost or availability of material or labor; and

•	weather and acts of God.

Litigation from customers, employees and others could harm our reputation and impact operating results.

Class action lawsuits have been filed, and may continue to be filed, from customers alleging discrimination. We are also susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store. Class action lawsuits have also been filed, and may continue to be filed, against the Mercantile Stores Pension Plan (the “Plan”) and the Mercantile Stores Pension Committee (the “Committee”) on behalf of a putative class of former Plan participants. The complaint alleges that certain actions by the Plan and the Committee violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of amendments made to the Plan that allegedly were either improper and/or ineffective and as a result of certain payments made to certain beneficiaries of the Plan that allegedly were improperly calculated and/or discriminatory on account of age. In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our operating results and our reputation, hindering the ability to attract and retain customers.

Further, we may be subject to other claims in the future based on, among other things, employee discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject to from time to time, can distract management’s attention from core business operations and/or negatively impact operating results.

Catastrophic events may disrupt our business.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

All of our stores are owned or leased from third parties. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes the number of retail stores owned or operated by us and the percentage of total store area represented by each listed category at January 28, 2006:

	Number of stores	% of total store square footage
Owned stores	227	70.2%
Leased stores	62	16.4%
Owned building on leased land	18	5.8%
Partly owned and partly leased	23	7.6%

	330	100%

At January 28, 2006, we have eight regional distribution facilities located throughout the United States of which we own seven and lease one from a third party. Our principal executive offices are approximately 300,000 square feet located in Little Rock, Arkansas. Additional information is contained in Notes 1, 3, 13 and 14 of “Notes to Consolidated Financial Statements,” in Item 8 hereof, and reference is made to information contained under the heading “Number of stores,” under item 6 hereof.

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended January 28, 2006.

Executive Officers of the Company

The following table lists the names and ages of all Executive Officers of the Registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the registrant for more than five years.

Name	Age	Position & Office	Family Relationship
William Dillard, II	61	Director; Chief Executive Officer	None
Alex Dillard	56	Director; President	Brother of William Dillard, II
Mike Dillard	54	Director; Executive Vice President	Brother of William Dillard, II
Joseph P. Brennan	61	Vice President	None
G. Kent Burnett	61	Vice President	None
Drue Corbusier	59	Director; Executive Vice President	Sister of William Dillard, II
James I. Freeman	56	Director; Senior Vice President; Chief Financial Officer	None
Steven K. Nelson	48	Vice President	None
Robin Sanderford	59	Vice President	None
Paul J. Schroeder	58	Vice President	None
Burt Squires	56	Vice President	None
Julie A. Taylor	54	Vice President	None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Class B Common Stock.

The high and low sales prices of the Company’s Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2005 and 2004 are presented in the table below:

	2005		2004		Dividends per Share
	High	Low	High	Low	2005	2004
First	$28.14	$23.27	$19.16	$16.57	$0.04	$0.04
Second	25.65	22.86	23.76	15.54	0.04	0.04
Third	23.24	19.40	23.14	18.64	0.04	0.04
Fourth	26.63	20.33	27.54	20.13	0.04	0.04

While the Company expects to continue its cash dividend policy during fiscal 2006, all subsequent dividends will be reviewed quarterly and declared by the board of directors.

As of February 25, 2006, there were 4,396 record holders of the Company’s Class A Common Stock and 8 record holders of the Company’s Class B Common Stock.

In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date, and remaining availability pursuant to our share repurchase program is $115.2 million as of January 28, 2006. There were no issuer purchases of equity securities during the fourth quarter of 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands of dollars, except per share data)	2005	2004	2003	2002		2001
Net sales	$7,560,191	$7,528,572	$7,598,934	$7,910,996		$8,154,911
Percent change	0%	-1%	-4%	-3%		-5%
Cost of sales	5,014,021	5,017,765	5,170,173	5,254,134		5,507,702
Percent of sales	66.3%	66.6%	68.0%	66.4%		67.5%
Interest and debt expense	105,570	139,056	181,065	189,779		192,344
Income before taxes	135,785	184,551	15,994	204,261		120,963
Income taxes	14,300	66,885	6,650	72,335		49,165
Income before cumulative effect of accounting change	121,485	117,666	9,344	131,926		71,798
Cumulative effect of accounting change	—	—	—	(530,331	)(1)	—
Net income (loss)	121,485	117,666	9,344	(398,405)		71,798
Per Diluted Common Share
Income before cumulative effect of accounting change	1.49	1.41	0.11	1.55		0.85
Cumulative effect of accounting change	—	—	—	(6.22)		—
Net income (loss)	1.49	1.41	0.11	(4.67)		0.85
Dividends	0.16	0.16	0.16	0.16		0.16
Book value	29.52	27.94	26.79	26.71		31.81
Average number of shares outstanding	81,660,619	83,739,431	83,899,974	85,316,200		84,486,747
Accounts receivable (2)(3)	12,523	9,651	1,232,456	1,387,835		1,112,325
Merchandise inventories	1,802,695	1,733,033	1,632,377	1,594,308		1,561,863
Property and equipment	3,158,903	3,180,756	3,197,469	3,370,502		3,455,715
Total assets	5,516,919	5,691,581	6,411,097	6,675,932		7,074,559
Long-term debt (2)(3)	1,058,946	1,322,824	1,855,065	2,193,006		2,124,577
Capitalized lease obligations	31,806	20,182	17,711	18,600		20,459
Deferred income taxes	479,123	509,589	617,236	645,020		643,965
Guaranteed Preferred Beneficial Interests In the Company’s Subordinated Debentures	200,000	200,000	200,000	531,579		531,579
Stockholders’ equity	2,340,541	2,324,697	2,237,097	2,264,196		2,668,397
Number of employees—average	52,056	53,035	53,598	55,208		57,257
Gross square footage (in thousands)	56,400	56,300	56,000	56,700		56,800
Number of stores
Opened	9	8	5	4		6
Acquired	0	0	0	0		4
Closed	8	7	10	9		9
Total—end of year	330	329	328	333		338

(1)	During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
(2)	The Company had $300 million in off-balance-sheet debt and accounts receivable for the fiscal year ended 2001.
(3)	During fiscal 2004, the Company sold its private label credit card business to GE Consumer Finance for $1.1 billion, which included the assumption of $400 million of long-term securitization liabilities.

The items below are included in the Selected Financial Data.

2005

The items below amount to a net $32.0 million pretax charge ($24.7 million after tax gain or $0.30 per diluted share).

•	a $61.7 million pretax charge ($39.6 million after tax or $0.49 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

•	a $29.7 million pretax gain ($18.9 million after tax or $0.23 per diluted share) related to hurricane recovery proceeds (see Note 13 of the Notes to Consolidated Financial Statements).

•	a $45.4 million tax benefit ($0.56 per diluted share) related to the sale of one of the Company’s subsidiaries (see Note 14 of the Notes to Consolidated Financial Statements).

2004

The items below amount to a net $64.5 million pretax gain ($42.1 million after tax or $0.50 per diluted share).

•	a pretax gain of $83.9 million ($53.7 million after tax or $0.64 per diluted share) pertaining to the Company’s sale of it private label credit card business to GE Consumer Finance (see Note 2 of the Notes to Consolidated Financial Statements).

•	a $19.4 million pretax charge ($11.6 million after tax or $0.14 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

2003

The items below amount to a net $18.6 million pretax charge ($12.8 million after tax or $0.15 per diluted share).

•	a $43.7 million pretax charge ($28.9 million after tax or $0.34 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

•	a call premium resulting in additional interest expense of $15.6 million ($10.0 million after tax or $0.12 per diluted share) associated with a $125.9 million call of debt.

•	a pretax gain of $15.6 million ($10.0 million after tax or $0.12 per diluted share) pertaining to the Company’s sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas (see Note 1 of the Notes to Consolidated Financial Statements).

•	a pretax gain of $12.3 million ($7.9 million after tax or $0.09 per diluted share) recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc.

•	an $8.7 million pretax gain ($5.6 million after tax or $0.07 per diluted share) related to the sale of certain store properties.

•	$4.1 million ($2.6 million after tax or $0.03 per diluted share) received from the Internal Revenue Service as a result of the Company’s filing of an interest-netting claim related to previously settled tax years.

2002

The items below amount to a net $3.0 million pretax gain ($1.8 million after tax or $0.02 per diluted share).

•	a pretax gain of $64.3 million ($41.1 million after tax or $0.48 per diluted share) pertaining to the Company’s sale of its interest in FlatIron Crossing, a Broomfield, Colorado shopping center.

•	a pretax asset impairment and store closing charge of $52.2 million ($33.4 million after tax or $0.39 per diluted share) related to certain stores.

•	a call premium resulting in additional interest expense of $11.6 million ($7.4 million after tax or $0.09 per diluted share) associated with a $143.0 million call of debt.

•	a pretax charge of $5.4 million ($3.5 million after tax or $0.04 per diluted share) on the amortization of off-balance-sheet accounts receivable securitization.

•	a pretax gain of $4.8 million ($3.0 million after tax or $0.04 per diluted share) on the early extinguishment of debt.

•	a pretax gain of $3.1 million ($2.0 million after tax or $0.02 per diluted share) from an investee partnership of the Company who received an unusual distribution in the settlement of a receivable.

2001

The items below amount to a net $5.6 million pretax gain ($3.6 million after tax or $0.04 per diluted share).

•	a pretax asset impairment and store closing charge of $3.8 million ($2.4 million after tax or $0.03 per diluted share) related to certain stores.

•	a pretax gain of $9.4 million ($6.0 million after tax or $0.07 per diluted share) on the early extinguishment of debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Dillard’s, Inc. operates 326 retail department stores in 29 states, net of four locations closed due to hurricane damage in 2005. Our stores are located in suburban shopping malls and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We offer national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. We seek to deliver a high level of profitability and cash flow by:

•	maximizing the effectiveness of our pricing and brand awareness;

•	minimizing costs through leveraging our centralized overhead expense structure;

•	sourcing;

•	reinvesting operating cash flows into store growth, and distribution initiatives, and improving product quality in our exclusive brands;

•	returning profits to shareholders through dividends, share repurchases and increased share price; and

•	continuing to offer access to credit services and financial products to our customers through our long-term marketing and servicing alliance with GE Consumer Finance (“GE”).

The consumer retail sector is extremely competitive. Many different retail establishments compete for our customers’ business. These include other department stores, specialty retailers, discounters, internet and mail order retailers. We also attempt to enhance our income by managing our operating costs without sacrificing service to our customers.

Items of note for the year ended January 28, 2006 include the following:

•	The announcement of an American Express-branded credit card in the United States issued by GE Consumer Finance with the first product to be offered under the new agreement to be a Dillard’s American Express card. This agreement will supplement the long-term marketing and servicing alliance established with GE in fiscal 2004.

•	The generation of $105 million in income from the long term marketing and servicing alliance with GE.

•	Decrease in interest and debt expense of $33 million compared to the year ended January 29, 2005.

•	Decrease in SG&A expenses of $57 million compared to the year ended January 29, 2005.

•	Cash and cash equivalents of $300 million as of January 28, 2006.

•	Stock repurchases totaling $101 million during fiscal 2005.

•	The repayment of debt of $157 million.

Trends and uncertainties

We have identified the following key uncertainties whose fluctuations may have a material effect on our operating results.

•	Cash flow—Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces market driven challenges and new and existing competitors seek areas of growth to expand their businesses. If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.

•	Success of brand—The success of our exclusive brand merchandise is dependent upon customer fashion preferences.

•	Store growth—Our growth is dependent on a number of factors which could prevent the opening of new stores, such as identifying suitable markets and locations.

•	Sourcing—Store merchandise is dependent upon adequate and stable availability of materials and production facilities from which the Company sources its merchandise.

Legal Proceedings

On July 29, 2002, a Class Action Complaint (followed on December 13, 2004 by a Second Amended Class Action Complaint) was filed in the United States District Court for the Southern District of Ohio against the Company, the Mercantile Stores Pension Plan (the “Plan”) and the Mercantile Stores Pension Committee (the “Committee”) on behalf of a putative class of former Plan participants. The complaint alleges that certain actions by the Plan and the Committee violated the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) as a result of amendments made to the Plan that allegedly were either improper and/or ineffective and as a result of certain payments made to certain beneficiaries of the Plan that allegedly were improperly calculated and/or discriminatory on account of age. The Second Amended Complaint does not specify any liquidated amount of damages sought and seeks recalculation of certain benefits paid to putative class members. No trial date has been set.

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

The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive approximately $6.5 million ($4.2 million after tax) as its share of the proceeds from the settlement. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company decided to exclude the expected settlement proceeds of $6.5 million from recognition in the consolidated financial statements for the year ended January 28, 2006. At the time the settlement is known beyond a reasonable doubt, the Company will record such gain contingency.

2006 Estimates

A summary of estimates on key financial measures for fiscal 2006, on a generally accepted accounting principles (“GAAP”) basis, is shown below. There have been no changes in the estimates for 2006 since the Company released its fourth quarter earnings on March 3, 2006.

(In millions of dollars)	2006	2005
	Estimated	Actual
Depreciation	$300	$302
Rental expense	57	48
Interest and debt expense	99	106
Capital expenditures	340	456

General

Net Sales. Net sales include sales of comparable stores, non-comparable stores and net lease income on leased departments. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service Charges, Interest and Other Income. Service Charges, Interest and Other Income includes income generated through the long-term marketing and servicing alliance between the Company and GE subsequent to November 1, 2004 and the resulting gain on the sale of its credit card business to GE during fiscal 2004. Service Charges, Interest and Other Income also includes interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales prior to November 1, 2004. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

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

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $7.7 million, $7.6 million and $6.3 million for the years ended January 28, 2006, January 29, 2005 and January 31, 2004. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the years ended January 28, 2006 and January 29, 2005.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the years ended January 28, 2006 and January 29, 2005. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $5 million for the fiscal year ended January 28, 2006.

Finite-lived assets. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant changes in the manner of our use of assets or the strategy for our overall business;

•	Significant negative industry or economic trends; or

•	Store closings.

The Company performs an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. The Company currently has 15 stores that based on current cash flow projections are not impaired but do have recovery periods that extend a number of years. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates.

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

The Company’s income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits the Company’s federal income tax return annually. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, for which reserves have been recorded, it may be several years before the final resolution is achieved.

Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 5.60% as of January 28, 2006 from 5.50% as of January 29, 2005. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $9 million.

Results of Operations

The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 28, 2006		January 29, 2005		January 31, 2004
(in millions of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$7,560.2	100.0%	$7,528.6	100.0%	$7,598.9	100.0%
Cost of sales	5,014.0	66.3	5,017.8	66.6	5,170.2	68.0

Gross profit	2,546.2	33.7	2,510.8	33.4	2,428.7	32.0
Advertising, selling, administrative and general expenses	2,041.5	27.0	2,098.8	27.9	2,097.9	27.6
Depreciation and amortization	301.9	4.0	301.9	4.0	290.7	3.8
Rentals	47.5	0.6	54.8	0.7	64.1	0.8
Interest and debt expense	105.6	1.4	139.1	1.8	181.1	2.4
Asset impairment and store closing charges	61.7	0.8	19.4	0.3	43.7	0.6

Total expenses	2,558.2	33.8	2,614.0	34.7	2,677.5	35.2
Service charges, interest and other income	147.8	1.9	287.7	3.8	264.8	3.4

Income before income taxes	135.8	1.8	184.5	2.5	16.0	0.2
Income taxes	14.3	0.2	66.9	0.9	6.7	0.1

Net income	$121.5	1.6%	$117.6	1.6%	$9.3	0.1%

Sales

The percent change by category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2005-2004	Fiscal 2004-2003
Cosmetics	1.6	1.3
Ready to Wear	(3.5)	(1.3)
Lingerie and Accessories	6.6	7.6
Juniors	1.4	(8.7)
Children’s Clothing	(5.1)	(2.7)
Men’s Clothing and Accessories	1.0	(3.2)
Shoes	7.5	0.8
Decorator Home	(2.5)	(2.0)
Furniture	(11.3)	(15.1)

The percent change by region in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2005-2004	Fiscal 2004-2003
Eastern	2.7	0.2
Central	(1.7)	(2.2)
Western	3.4	1.5

Sales were unchanged on a percentage basis for the 52-week period ended January 28, 2006 compared to the 52-week period ended January 29, 2005 on both a total and comparable store basis. Sales were strongest in shoes and accessories and lingerie with sales increases also noted in cosmetics, junior’s clothing and men’s clothing. Sales declined in the remaining merchandising categories with significant decreases noted in furniture. Sales were strongest and increased in the Western and Eastern regions in fiscal 2005 while sales declined in the Central region. Dillard’s will continue to make notable changes to its merchandise mix, positioning its stores toward a more upscale and contemporary tone in an effort to attract new customers who are seeking exciting statements in fashion while at the same time Dillard’s will work to maintain valued relationships with its existing loyal customer base by providing updated fashion choices, dependable quality, reliable service and measurable value. The Company will continue to use existing technology and research to edit its assortments by store to meet the specific preference, taste and size requirements of each local operating area. During the fiscal years 2005, 2004 and 2003, sales of exclusive brand merchandise as a percent of total sales were 24.0%, 23.1% and 20.9%, respectively.

During the year ended January 28, 2006, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time.

Three stores remain closed as a result of Hurricane Katrina. These stores are located in the New Orleans area (two stores), and Biloxi, Mississippi. The Company’s Port Arthur, Texas store remains closed as a result of Hurricane Rita. The Company expects these four stores in the Gulf area to remain closed for at least the first half of fiscal year 2006. Property and merchandise losses in the affected stores are covered by insurance.

Sales decreased 1% for the 52-week period ended January 29, 2005 compared to the 52-week period ended January 31, 2004 on both a total and comparable store basis. Sales were strongest and increased in cosmetics and shoes, accessories and lingerie while sales declined in the remaining merchandising categories. Sales in the Western and Eastern regions increased in fiscal 2005 while sales declined in the Central region.

Cost of Sales

Cost of sales as a percentage of sales decreased to 66.3% during 2005 compared with 66.6% for 2004. The increase of 30 basis points in gross margin during fiscal 2005 was due to a $29.7 million hurricane recovery gain related to insurance settlements received covering losses incurred in the 2005 hurricane season. Excluding the effect of the insurance gain, gross margin declined six basis points of sales as a result of slightly higher levels of markdowns compared to the year ended January 29, 2005. Gross margins were higher in shoes, women’s, juniors, and children’s categories compared with the prior year with lower gross margin noted in cosmetics, men’s, lingerie and accessories, decorator home and furniture categories.

Total inventory at January 28, 2006 compared to January 29, 2005 increased 4%, while inventory in comparable stores increased 3%.

Cost of sales as a percentage of sales decreased to 66.6% during 2004 compared with 68.0% for 2003. The increase of 140 basis points in gross margin during fiscal 2004 was due to the Company’s successful efforts to improve its merchandise mix and reduce markdown activity. The lower level of markdown activity decreased cost of sales by 50 basis points of sales. Improved levels of markups were responsible for a decrease in cost of sales of 90 basis points of sales. All product categories had increased gross margins during 2004 except for the home category. Gross margins were notably higher in men and children’s categories with margin improvement well above the average margin improvement for the year.

Expenses

2005 Compared to 2004

Advertising, selling, administrative and general (“SG&A”) expenses decreased to 27.0% of sales for fiscal 2005 compared to 27.9% for fiscal 2004. On a dollar basis, SG&A expenses declined $57.3 million from the prior year. For fiscal 2005, savings in bad debts of $22.3 million (as a result of the sale of the Company’s credit card business in November 2004), payroll of $15.0 million, advertising of $17.6 million, communications of $10.0 million and insurance of $8.3 million were partially offset by increases in utilities of $6.4 million, supplies of $3.9 million, pension expense of $3.2 million and preopening expense of $3.6 million. The reduction in payroll, advertising and communications was partially due to the sale of the credit card business in November 2004 and cost reduction throughout the year. The decrease in insurance is due to additional reserves set aside in the prior year for workers’ compensation self-insurance to reflect an expected increase in future medical costs. Pension expense increased primarily as a result of higher expenses for the 401(k) plan and the officers nonqualified defined benefit plan. The higher pre-opening expenses resulted from the opening of eight new stores and one replacement store totaling 1.5 million square feet, net of replacement square footage, during 2005 compared with five new stores and three replacement stores totaling 820,000 square feet, net of replacement square footage, during the same period in 2004.

Depreciation and amortization as a percentage of sales was 4.0% for fiscal 2005 and fiscal 2004, respectively.

Rental expense as a percentage of net sales was 0.6% for the year ended January 28, 2006 compared to 0.7% for the same period in 2004. Rentals declined $7.3 million for the year ended January 28, 2006 compared to the similar period in 2004. Rental expenses experienced a decline due to a lower number of leased stores in fiscal 2005 compared to the prior year partially offset by higher data processing and equipment rentals. Leased stores declined by seven stores during fiscal 2004 to 65 stores at January 29, 2005 compared with a decline of three stores during fiscal 2005 to 62 stores at January 28, 2006 resulting in lower rent expense of $9.2 million. A review of the Company’s lease accounting policies resulted in a charge of $821,000 for straight-line rent during fiscal 2004.

Interest and debt expense as a percentage of sales decreased to 1.4% for fiscal 2005 compared to 1.8% for fiscal 2004 primarily as a result of lower debt levels. Interest expense declined $33.5 million in fiscal 2005. Average debt outstanding declined approximately $573 million in fiscal 2005. The debt reduction was partially due to the assumption by GE of $400 million in accounts receivable securitization debt in conjunction with the sale of the Company’s private label credit card business to GE in November 2004. In addition, the Company had maturities and repurchases of $163.9 million on various notes and mortgages during 2005.

During fiscal 2005, the Company recorded a pre tax charge of $61.7 million for asset impairment and store closing costs. The charge includes a write down to fair value for certain under-performing properties. Included in asset impairment and store closing charges is a pre-tax loss on the disposition of all the outstanding capital stock of an indirect wholly-owned subsidiary in the amount of $40.1 million. The Company realized an income tax benefit of $45.4 million for the year ended January 28, 2006 related to the sale of the subsidiary’s stock. The charge also consists of a write down of goodwill on one store of $1.0 million, an accrual for future rent, property tax and utility payments on four stores of $3.7 million and a write down of property and equipment on nine stores in the amount of $16.9 million. The Company does not expect to incur significant additional exit costs upon the closing of these properties during fiscal 2006. A breakdown of the asset impairment and store closing charges for fiscal 2005 is as follows:

(in thousands of dollars)	Number of Locations	Impairment Amount
Stores closed during fiscal 2005	5	$8,729
Stores impaired based on cash flows	9	12,899
Wholly-owned subsidiary	7	40,106

Total	21	$61,734

2004 Compared to 2003

Advertising, selling, administrative and general (“SG&A”) expenses increased to 27.9% of sales for fiscal 2004 compared to 27.6% for fiscal 2003. On a dollar basis, SG&A expenses were up slightly over the prior year. SG&A expenses in fiscal 2003 include a $12.3 million pretax credit recorded due to the resolution of certain liabilities originally recorded in conjunction with the purchase of Mercantile Stores Company, Inc. that were deemed not necessary based upon current information. For fiscal 2004, savings in bad debts of $25.9 million (as a result of the sale of the Company’s credit card business in November 2004 and decreased bad debt write-offs throughout the year), services purchased of $11.3 million and communications of $4.0 million were offset by increases in incentive payroll of $8.6 million, insurance of $8.6 million and advertising of $16.9 million. The reduction in services purchased and communications was partially due to the sale of the credit card business in November 2004 and costs reductions throughout the year. Services purchased includes marketing, collection fees and merchandise handling costs. Communications includes telephone, postage and data line expenses. As a result of the Company’s improved performance, incentive compensation to store managers, merchants and management significantly increased during the year ended January 29, 2005. Also during the year, Dillard’s increased its provision for workers’ compensation self-insurance to reflect an expected increase in future medical costs. Dillard’s increased its advertising expenditures during the year as it continued to evaluate new media outlets better suited to meet its customers’ lifestyles than those outlets traditionally employed. Due to the sale of the credit card business, the Company will no longer incur bad debt expense.

Depreciation and amortization as a percentage of sales increased to 4.0% for fiscal 2004 compared to 3.8% for fiscal 2003. This increase is due to higher capital expenditures in 2004 and the addition of capital leases for data processing equipment in 2004 which have shorter useful lives.

Rental expenses experienced a decline due to a lower number of leased stores in fiscal 2004 compared to the prior year and lower data processing equipment rent. Leased stores declined from 71 stores at January 31, 2004 to 65 stores at January 29, 2005 resulting in lower rent expense of $6.6 million. Lower data processing equipment rent of $2.7 million was due to a certain number of 2004 leases qualifying for capital lease treatment. A review of the Company’s lease accounting policies resulted in a charge of $821,000 for straight-line rent during fiscal 2004.

Interest and debt expense as a percentage of sales decreased to 1.8% for fiscal 2004 compared to 2.4% for fiscal 2003 primarily as a result of lower debt levels. Interest expense declined $42.0 million in fiscal 2004. Average debt outstanding declined approximately $602 million in fiscal 2004. The debt reduction was due primarily to the assumption by GE of $400 million in accounts receivable securitization debt and the payoff of seasonal borrowings in conjunction with the sale of the Company’s private label credit card business to GE. The Company also redeemed the $331.6 million Preferred Securities and had maturities of outstanding notes of $163.4 million during fiscal 2004. Interest expense for fiscal 2003 includes a credit of $4.1 million received from the Internal Revenue Service as a result of the Company’s filing of an interest netting claim related to previously settled tax years. A call premium of $15.6 million related to the early retirement of debt is also included in interest expense for fiscal 2003.

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

(in thousands of dollars)	Number of Locations	Impairment Amount
Stores closed during fiscal 2004	3	$2,928
Stores to close during fiscal 2005	4	4,052
Store impaired based on cash flows	1	703
Non-operating facilities	2	4,170
Joint Venture	1	7,564

Total	11	$19,417

Service Charges, Interest and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	2005	2004	2003	2005-2004	2004-2003	2005-2004	2004-2003
Joint venture income	$10.0	$8.7	$8.1	$1.3	$0.6	14.9%	7.4%
Gain on sale of joint venture and property and equipment	3.4	2.9	24.3	0.5	(21.4)	17.2	-88.1
Gain on sale of credit card business	—	83.9	—	(83.9)	83.9	—	—
Service charge income	—	141.2	207.9	(141.2)	(66.7)	—	-32.1
Income from GE marketing and servicing alliance	104.8	14.2	—	90.6	14.2	638.0	—
Other	29.6	36.8	24.4	(7.2)	12.4	(19.6)	50.8

Total	$147.8	$287.7	$264.7	$(139.9)	$23.0	(48.6)%	8.7%

Average accounts receivable (1)	$—	$1,101.2	$1,231.4	$(1,101.2)	$(130.2)	—%	-10.6%

(1)	Average receivables for 2004 includes only the first nine months prior to the sale to GE on November 1, 2004.

2005 Compared to 2004

Service charges, interest and other income is composed primarily of income from the Company’s marketing and servicing alliance with GE. This marketing and servicing alliance began on November 1, 2004 in conjunction with the sale of the Company’s credit card business to GE and includes income of $14.2 million for three months in 2004 and income of $104.8 million for fiscal 2005. Included in other income in fiscal 2004 is a gain of $83.9 million relating to the transaction. No service charge income was recorded in fiscal 2005 due to the sale. Service charge income of $141.2 million was recorded in fiscal 2004 prior to the sale.

2004 Compared to 2003

The Company completed its sale of its credit card business to GE and entered into a ten year marketing and servicing alliance. GE will own the accounts and balances generated during the term of the alliance and will provide all key customer service functions supported by ongoing credit marketing efforts. Included in other income in fiscal 2004 is a gain of $83.9 million relating to this sale. Also included is the income from the marketing and servicing alliance since the inception of the agreement of $14.2 million offset by a reduction in service charge income due to the sale of the credit card business during the fourth quarter of 2004. Service charge income decreased $66.7 million due to the decrease noted above and an average decrease of $135 million in the amount of outstanding accounts receivable during 2004, prior to the sale, compared to 2003. Included in the gain on sale of joint ventures and property and equipment in fiscal 2003 is a gain of $15.6 million relating to the sale of the Company’s interest in Sunrise Mall and its associated center in Brownsville, Texas. Due to the sale of the credit card business, service charge income will be non-recurring in fiscal 2005; however, income from the marketing and servicing alliance will be expected for the full fiscal year.

Income Taxes

The federal and state income tax rates for fiscal 2005, 2004 and 2003 were 10.5%, 36% and 36%, respectively. During the year ended January 28, 2006, income taxes include a $5.8 million reduction of reserves for various federal and state tax contingencies, a $10.4 million increase of reserves for various federal and state tax contingencies, a net $5.5 million increase in deferred liabilities due to an increase in the state effective tax rate offset by a decrease reflecting the impact of tax law changes in the State of Ohio, and a $45.4 million tax benefit related to the sale of a subsidiary of the Company. These changes and the effect of nondeductible goodwill write off, reduced the estimated effective rate for the year ended January 28, 2006 by 25.9%. The Company’s estimated federal and state income tax rate (exclusive of the effect of nondeductible goodwill write off) was 36.0% in fiscal 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

(in thousands of dollars)	2005	2004	Dollar Change	Percent Change
Cash and cash equivalents	$299,840	$498,248	$(198,408)	-39.8%
Current portion of long-term debt	198,479	91,629	106,850	116.6
Long-term debt	1,058,946	1,322,824	(263,878)	-19.9
Guaranteed Beneficial Interests	200,000	200,000	—	—
Stockholders’ equity	2,340,541	2,324,697	15,844	0.7
Current ratio	1.87%	2.19%
Debt to capitalization	38.4%	41.0%

The Company’s current priorities for its use of cash are:

•	Investment in high-return capital projects, in particular in investments in technology to improve merchandising and distribution, reduce costs, to improve efficiencies or to help the Company better serve its customers;

•	Strategic investments to enhance the value of existing properties;

•	Construction of new stores;

•	Dividend payments to shareholders;

•	Debt reduction; and

•	Stock repurchase plan.

Cash flows for the three fiscal years ended were as follows:

				Percent Change
(in thousands of dollars)	2005	2004	2003	2005-2004	2004-2003
Operating Activities	$369,142	$554,061	$432,106	-33.4	28.2
Investing Activities	(297,608)	414,212	(161,076)	*	*
Financing Activities	(269,942)	(630,898)	(252,513)	-57.2	149.8

Total Cash (Used) Provided	$(198,408)	$337,375	$18,517

*	percent change calculation is not meaningful

Operating Activities

The primary source of the Company’s liquidity is cash flows from operations. Due to the seasonality of the Company’s business, it has historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail sales are the key operating cash component providing 98.1% and 96.3% of total revenues over the past two years. Operating cash inflows also include finance charges paid on Company receivables prior to the sale, revenue and reimbursements from the long-term marketing and servicing alliance with GE subsequent to the sale and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees, and payments of interest and taxes.

Net cash flows from operations were $369.1 million for 2005 and were adequate to fund the Company’s operations for the year. During 2005, the operating cash flows of the Company were positively impacted by net income, as adjusted for non-cash items, of $421.7 million compared to net income, adjusted by non-cash items, of $246.6 million in fiscal 2004. Changes in operating assets and liabilities resulted in a decline of operating cash flows of $443.4 million compared to the prior year. The decrease was partially due to a reduction in accounts receivable balances from the sale of the credit card business in fiscal 2004. Additionally, accounts payable and accrued expenses decreased $20.6 million in fiscal 2005 compared to a $294.6 million increase in accounts payable and accrued expenses in the prior year. During 2005, the Company received insurance proceeds of $83.4 million for merchandise in stores damaged during the 2005 hurricane season.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and joint ventures. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

Capital expenditures were $456.1 million for 2005. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During 2005, the Company opened eight new stores, Imperial Valley in El Centro, California; St. Johns Towne Center in Jacksonville, Florida; Perimeter Mall in Atlanta, Georgia; Northlake Mall in North Charlotte, North Carolina; The Shops at La Cantera in San Antonio, Texas; Firewheel Towne Center in Garland, Texas; Atlantic Station in Atlanta, Georgia; and The Avenue Carriage Crossing in Collierville, Tennessee; and one replacement store, Crestview Hills in Crestview Hills, Kentucky. These nine stores totaled approximately 1.55 million square feet, net of replaced square footage. The Company closed eight store locations totaling 1.34 million square feet during fiscal 2005. Capital expenditures for 2006 are expected to be approximately $340 million. The Company plans to open eight new stores in fiscal 2006 totaling 690,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company expects that it will continue to finance capital expenditures in this manner during fiscal 2006.

During 2005, the Company received insurance proceeds of $26.7 million for the construction of property and fixtures for stores damaged during the 2005 hurricane season. The Company expects to recover any future construction related costs from its insurance carrier.

During 2005, the Company recorded a gain on the sale of property and equipment of $3.4 million and received proceeds of $103.6 million. The Company received cash proceeds of $14.0 million and a $3.0 million promissory note from the sale of a subsidiary during 2005. The Company also received $14.1 million as a return of capital from a joint venture during 2005. During 2004, the Company recorded a gain on the sale of property and equipment of $2.9 million and received proceeds of $11.3 million.

During 2004, investing cash flows were positively impacted by the net proceeds of $688 million received from the sale of the credit card business to GE (see Note 2 of the Notes to Consolidated Financial Statements).

Financing Activities

Historically, cash inflows from financing activities generally included borrowing under the Company’s accounts receivable conduit facilities, the issuance of new mortgage notes or long-term debt and funds from stock option exercises. As a result of the sale of its credit card business, the Company’s need for liquidity has been reduced and the Company’s accounts receivable conduit facilities were terminated. The Company’s primary source of available borrowings is its $1.2 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the Company’s accounts receivable conduit facilities (prior to the sale and termination), the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

During 2005, the Company reduced its net level of outstanding debt and capital leases by $163.9 million. The decrease in total debt is due to maturities and repurchases of various outstanding notes and mortgages. Maturities of long-term debt over the next five years are $198 million, $101 million, $198 million, $25 million and $1 million, respectively.

During 2004, the Company reduced its net level of outstanding debt and capital leases by $983 million. The decrease in total debt is due to the sale of the Company’s private label credit card business to GE and through scheduled debt maturities and repurchases of notes prior to their related maturity dates. GE assumed $400 million of the Company’s securitized public debt as part of the sale. Concurrent with the sale of the credit card business, the Company repaid all of its short-term securitized borrowings and terminated its short-term borrowing facilities.

Revolving Credit Agreement

During 2005, the Company amended and extended its revolving credit agreement (“credit agreement”) with JPMorgan to increase the amount available under this facility from $1 billion to $1.2 billion. Borrowings under the credit facility accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.25% (currently 5.82%) subject to certain availability thresholds as defined in the credit facility. Availability for borrowings and letter of credit obligations under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $994 million at January 28, 2006). There are no financial covenant requirements under the credit facility provided availability exceeds $100 million. The credit facility expires on December 12, 2010. At January 28, 2006, letters of credit totaling $67.3 million were issued under this facility leaving unutilized availability under the facility of $926 million. The Company had average borrowings of $8.2 million during 2005. The Company had no outstanding borrowings at January 28, 2006 or January 29, 2005.

Long-term Debt

At January 28, 2006, the Company had $1.3 billion of unsecured notes and mortgage notes outstanding. The unsecured notes bear interest at rates ranging from 6.30% to 9.50% with due dates from 2006 through 2028. The mortgage notes bear interest at 9.25% with a due date of 2013.

Stock Repurchase

During 2005, the Company completed the remaining authorized repurchase of Class A Common Stock under its $200 million program, which was approved by the board of directors in May of 2000. In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to an additional $200 million of its Class A Common Stock. During fiscal 2005, the Company repurchased approximately $100.9 million of Class A Common Stock, representing 4.6 million shares at an average price of $22.09 per share. Approximately $115.2 million in share repurchase authorization remained under this open-ended plan at January 28, 2006.

Guaranteed Beneficial Interests in the Company’s Subordinated Debentures

The Company has $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 representing the beneficial ownership interest in the assets of Dillard’s Capital Trust I, a consolidated entity of the Company.

Fiscal 2006

The sale of the Company’s credit card business significantly strengthened its liquidity and financial position. The Company had cash on hand of $300 million as of January 28, 2006 and reduced outstanding debt and capital leases by $163.9 million during fiscal 2005. During fiscal 2006, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash flows generated from operations. As part of its overall funding strategy and for peak working capital requirements, the Company expects to obtain funds through its $1.2 billion revolving credit agreement. The peak borrowings incurred under the facilities were $166 million during 2005. The Company expects peak funding requirements of approximately $250 million during fiscal 2006. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Off-Balance-Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business.

The Company is a 50% guarantor on a $54.3 million loan commitment for a joint venture as of January 28, 2006. At January 28, 2006, the joint venture had $45.3 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $55.4 million at January 28, 2006.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of January 28, 2006. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall currently under construction in Bonita Springs, Florida provides collateral for the loan. The loan had an outstanding balance of $64.8 million as of January 28, 2006.

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

(in thousands of dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt	$1,257,424	$198,479	$298,781	$25,489	$734,675
Interest on long-term debt	911,627	85,854	135,113	110,363	580,297
Guaranteed beneficial interests in the Company’s subordinated debentures	200,000	—	—	—	200,000
Capital lease obligations, including interest	37,735	5,929	6,209	3,293	22,304
Defined benefit plan payments	59,946	5,041	10,122	10,817	33,966
Purchase Obligations (1)	1,686,924	1,686,924	—	—	—
Operating leases (2)	243,012	49,250	69,096	42,944	81,722

Total contractual cash obligations	$4,396,668	$2,031,477	$519,321	$192,906	$1,652,964

(1)	The Company’s purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase order for merchandise inventory represent $1.5 billion of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.
(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2005.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars)	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
Other commercial commitments $1.2 billion line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	59,025	56,025	3,000	—	—
Import letters of credit	8,271	8,271	—	—	—

Total commercial commitments	$67,296	$64,296	$3,000	$—	$—

(1)	Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $994 million at January 28, 2006) which has not been reduced by outstanding letters of credit of $67.3 million.

Other long-term commitments consist of liabilities incurred relating to the Company’s defined benefit plans. The Company expects pension expense to be approximately $10.2 million in fiscal 2006 with a liability of $98 million. The Company expects to make a contribution to the pension plan of approximately $5.0 million in fiscal 2006.

The Company is a guarantor on loans with two separate joint ventures as of January 28, 2006. At January 28, 2006, the loans had outstanding balances of $45.3 million and $64.8 million, respectively. The loans are collateralized by malls that are completed or under construction as of January 28, 2006. The timing and amount of payments under the guarantee, if any, cannot be reasonably predicted and are therefore excluded from the tables above.

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

Under the adoption of SFAS No. 123-R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of January 28, 2006. Based on the stock options outstanding as of January 28, 2006, the stock-based employee compensation expense, net of related tax effects, will be approximately $0.6 million in fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Information

The foregoing contains certain “forward-looking statements” within the definition of federal securities laws. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Statements made regarding the Company’s merchandise strategies, funding of cyclical working capital needs, store opening schedule and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2006 are forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities

Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions including the matters described under the caption “Risk Factors” above. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

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

(in thousands of dollars)

Expected Maturity Date (fiscal year)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt (including receivables financing facilities)	$198,479	$100,635	$198,146	$24,653	$836	$734,675	$1,257,424	$1,231,947
Average interest rate	7.3%	6.7%	6.5%	9.5%	9.3%	7.5%	7.2%
Guaranteed Beneficial Interests in the Company’s Subordinated Debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$196,000
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

During the year ended January 28, 2006, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their related maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9%. Maturity dates ranged from 2023 to 2027. A pre-tax loss of $0.5 million recorded within interest expense resulted from the repurchase of the unsecured notes during 2005.

During the year ended January 28, 2006, the Company paid off $50.0 million in mortgage notes due August 2011. These notes bore interest at 7.25% and were collateralized by certain corporate buildings, land and land improvements.

The Company is exposed to market risk from changes in the interest rates under its $1.2 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan’s Base Rate or LIBOR plus 1.25%. The Company had average borrowings of $8.2 million during fiscal 2005. Based on the average amount outstanding during fiscal 2005, a 100 basis point change in interest rates would result in an approximate $82,000 annual change to interest expense.

The Company had average short-term investments of $210 million during fiscal 2005. Based on the average amount outstanding during fiscal 2005, a 100 basis point change in interest rates would result in an approximate $2.1 million annual change to investment income.

The Company had no outstanding borrowings at January 28, 2006 other than the utilization for unfunded letters of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of January 28, 2006, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended January 28, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting is incorporated herein by reference from pages F-3 and F-4 of this report.

William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer, has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the exchange’s corporate governance listing standards. Attached as an exhibit to this annual report is the certification of Mr. Dillard required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

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

Information regarding executive officers of the Registrant is incorporated herein by reference to Part 1 of this report under the heading “Executive Officers of the Company.” Reference additionally is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Company Code of Conduct that applies to all Company employees including the Company’s Directors, CEO and senior financial officers. The current version of such Code of Conduct is available free of charge on Dillard’s, Inc. web site, www.dillards.com, and is available in print to any shareholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company’s principal executive offices set forth above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning under the heading “Compensation of Directors and Executive Officers” and concluding under the heading “Compensation of Directors” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	5,099,591	$25.26	7,896,306

Total	5,099,591	$25.26	7,896,306

Additional Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the heading “Principal Holders of Voting Securities” and under the heading “Security Ownership of Management” and continuing through footnote 12 in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is incorporated herein by reference to the information under the heading “Certain Relationships and Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated herein by reference to the information under the heading “Independent Accountant Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)(1) and (2) Financial Statements and Financial Statement Schedule

An “Index of Financial Statements” and “Financial Statement Schedule” has been filed as a part of this Report beginning on page F-1 hereof.

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

Dillard’s, Inc.
Registrant

/s/ JAMES I. FREEMAN
Date: March 31, 2006	James I. Freeman, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/s/ ROBERT C. CONNOR	/s/ DRUE CORBUSIER
Robert C. Connor	Drue Corbusier
Director	Executive Vice President and Director

/s/ WILL D. DAVIS	/s/ WILLIAM DILLARD, II
Will D. Davis	William Dillard, II
Director	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ALEX DILLARD	/s/ MIKE DILLARD
Alex Dillard	Mike Dillard
President and Director	Executive Vice President and Director

/s/ JAMES I. FREEMAN	/s/ JOHN PAUL HAMMERSCHMIDT
James I. Freeman	John Paul Hammerschmidt
Senior Vice President and Chief Financial Officer and Director	Director

/s/ PETER R. JOHNSON	/s/ WARREN A. STEPHENS
Peter R. Johnson	Warren A. Stephens
Director	Director

/s/ WILLIAM H. SUTTON	/s/ J.C. WATTS, JR.
William H. Sutton	J.C. Watts, Jr.
Director	Director

Date: March 31, 2006

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended January 28, 2006

Page
Report of Independent Registered Public Accounting Firm	F-2

Management’s Report on Internal Control over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets—January 28, 2006 and January 29, 2005	F-5

Consolidated Statements of Operations—Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-7

Consolidated Statements of Cash Flows—Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-8

Notes to Consolidated Financial Statements—Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-9

Schedule II—Valuation and Qualifying Accounts	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule of Dillard’s, Inc. and subsidiaries, listed in item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dillard’s, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York

March 31, 2006

Management’s Report on Internal Control over Financial Reporting

The financial statements, financial analysis and all other information in this Annual Report on Form 10-K were prepared by management, who is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, it believes that, as of January 28, 2006, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dillard’s, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006 of the Company and our report dated March 31, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York

March 31, 2006

Consolidated Balance Sheets

Dollars in Thousands

	January 28, 2006	January 29, 2005
Assets
Current Assets:
Cash and cash equivalents	$299,840	$498,248
Accounts receivable	12,523	9,651
Merchandise inventories	1,802,695	1,733,033
Other current assets	35,421	52,559

Total current assets	2,150,479	2,293,491

Property and Equipment:
Land and land improvements	90,879	102,098
Buildings and leasehold improvements	2,792,417	2,755,565
Furniture, fixtures and equipment	2,155,194	2,143,464
Buildings under construction	92,336	96,767
Buildings and equipment under capital leases	81,496	60,724
Less accumulated depreciation and amortization	(2,053,419)	(1,977,862)

	3,158,903	3,180,756

Goodwill	34,511	35,495
Other Assets	173,026	181,839

Total Assets	$5,516,919	$5,691,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$858,082	$820,242
Current portion of long-term debt	198,479	91,629
Current portion of capital lease obligations	5,929	4,926
Federal and state income taxes including current deferred taxes	84,902	128,436

Total current liabilities	1,147,392	1,045,233

Long-term Debt	1,058,946	1,322,824

Capital Lease Obligations	31,806	20,182

Other Liabilities	259,111	269,056

Deferred Income Taxes	479,123	509,589

Operating Leases and Commitments Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	200,000	200,000

Stockholders’ Equity:
Common stock, Class A—115,237,382 and 114,581,524 shares issued; 75,283,433 and 79,194,675 shares outstanding	1,153	1,146
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	749,068	739,620
Accumulated other comprehensive loss	(14,574)	(13,333)
Retained earnings	2,414,491	2,305,993
Less treasury stock, at cost, Class A—39,953,949 and 35,386,849 shares	(809,637)	(708,769)

Total stockholders’ equity	2,340,541	2,324,697

Total Liabilities and Stockholders’ Equity	$5,516,919	$5,691,581

See notes to consolidated financial statements.

Consolidated Statements of Operations

Dollars in Thousands, Except Per Share Data

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Sales	$7,560,191	$7,528,572	$7,598,934
Service Charges, Interest and Other Income	147,802	287,699	264,734

	7,707,993	7,816,271	7,863,668

Costs and Expenses:
Cost of sales	5,014,021	5,017,765	5,170,173
Advertising, selling, administrative and general expenses	2,041,481	2,098,791	2,097,947
Depreciation and amortization	301,864	301,917	290,661
Rentals	47,538	54,774	64,101
Interest and debt expense	105,570	139,056	181,065
Asset impairment and store closing charges	61,734	19,417	43,727

Total costs and expenses	7,572,208	7,631,720	7,847,674

Income Before Income Taxes	135,785	184,551	15,994
Income Taxes	14,300	66,885	6,650

Net Income	$121,485	$117,666	$9,344

Earnings Per Common Share:
Basic	$1.49	$1.41	$0.11
Diluted	1.49	1.41	0.11

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Dollars in Thousands, Except Per Share Data

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehen- sive Loss	Retained Earnings	Treasury Stock	Total
	Class A	Class B
Balance, February 1, 2003	$1,127	$40	$711,324	$(4,496)	$2,205,674	$(649,473)	$2,264,196
Net income	—	—	—	—	9,344	—	9,344
Minimum pension liability adjustment, net of tax of $3,817	—	—	—	(6,785)	—	—	(6,785)

Total comprehensive income							2,559
Issuance of 189,413 shares under stock option, employee savings and stock bonus plans	2	—	2,650	—	—	—	2,652
Purchase of 1,456,076 shares of treasury stock	—	—	—	—	—	(18,915)	(18,915)
Cash dividends declared:
Common stock, $.16 per share	—	—	—	—	(13,395)	—	(13,395)

Balance, January 31, 2004	1,129	40	713,974	(11,281)	2,201,623	(668,388)	2,237,097
Net income	—	—	—		117,666	—	117,666
Minimum pension liability adjustment, net of tax of $1,154	—	—	—	(2,052)	—	—	(2,052)

Total comprehensive income							115,614
Issuance of 1,714,606 shares under stock option, employee savings and stock bonus plans	17	—	25,646	—	—	—	25,663
Purchase of 2,000,000 shares of treasury stock	—	—	—	—	—	(40,381)	(40,381)
Cash dividends declared:
Common stock, $.16 per share	—	—	—	—	(13,296)	—	(13,296)

Balance, January 29, 2005	1,146	40	739,620	(13,333)	2,305,993	(708,769)	2,324,697
Net income	—	—	—		121,485	—	121,485
Minimum pension liability adjustment, net of tax of $698	—	—	—	(1,241)	—	—	(1,241)

Total comprehensive income							120,244
Issuance of 655,858 shares under stock option plan	7	—	9,448	—	—	—	9,455
Purchase of 4,567,100 shares of treasury stock	—	—	—	—	—	(100,868)	(100,868)
Cash dividends declared:
Common stock, $.16 per share	—	—	—	—	(12,987)	—	(12,987)

Balance, January 28, 2006	$1,153	$40	$749,068	$(14,574)	$2,414,491	$(809,637)	$2,340,541

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Operating Activities:
Net income	$121,485	$117,666	$9,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	304,376	305,536	297,201
Deferred income taxes	(32,862)	(122,036)	13,623
Asset impairment and store closing charges	61,734	19,417	43,727
Gain from hurricane insurance proceeds	(29,715)	—	—
Proceeds from hurricane insurance	83,398	—	—
Gain on sale of credit card business	—	(83,867)	—
Gain on sale of joint venture	—	—	(15,624)
Gain on sale of property and equipment	(3,354)	(2,933)	(8,699)
Provision for loan losses	—	12,835	35,244
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,872)	166,899	110,936
Increase in merchandise inventories	(123,345)	(100,656)	(38,069)
Decrease (increase) in other current assets	17,138	(13,607)	16,121
Increase in other assets	(6,201)	(39,816)	(37,048)
(Decrease) increase in trade accounts payable and accrued expenses, other liabilities and income taxes	(20,640)	294,623	5,350

Net cash provided by operating activities	369,142	554,061	432,106

Investing Activities:
Purchase of property and equipment	(456,078)	(285,331)	(227,421)
Proceeds from sale of property and equipment	103,637	11,330	31,766
Proceeds from sale of subsidiary	14,000	—	—
Proceeds from joint venture	14,125	—	—
Proceeds from hurricane insurance	26,708	—	—
Net cash from sale of credit card business	—	688,213	—
Proceeds from sale of joint venture	—	—	34,579

Net cash (used in) provided by investing activities	(297,608)	414,212	(161,076)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(163,919)	(212,163)	(272,702)
Payment of line of credit fees and expenses	(1,623)	—	—
(Decrease) increase in short-term borrowings and capital lease obligations	—	(50,000)	51,369
Cash dividends paid	(12,987)	(13,296)	(13,395)
Proceeds from issuance of common stock	9,455	16,521	1,130
Purchase of treasury stock	(100,868)	(40,381)	(18,915)
Retirement of Guaranteed Beneficial Interest in the Company’s Debentures	—	(331,579)	—

Net cash used in financing activities	(269,942)	(630,898)	(252,513)

(Decrease) increase in Cash and Cash Equivalents	(198,408)	337,375	18,517
Cash and Cash Equivalents, Beginning of Year	498,248	160,873	142,356

Cash and Cash Equivalents, End of Year	$299,840	$498,248	$160,873

Non-cash transactions:
Tax benefit from exercise of stock options	$3,683	$9,142	$256
Capital lease transactions	19,518	10,781	—
Accrued capital expenditures	2,452	—	—
Net received from sale of subsidiary	3,000	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (the “Company”) operates retail department stores located primarily in the Southeastern, Southwestern and Midwestern areas of the United States. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Fiscal years 2005, 2004 and 2003 included 52 weeks.

Consolidation—The accompanying consolidated financial statements include the accounts of Dillard’s, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventories, sales return, self-insured accruals, future cash flows for impairment analysis, pension discount rate and lives of long-lived assets. Actual results could differ from those estimates.

Guarantees—The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The Company has recognized a liability related to indebtedness incurred by certain joint ventures.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents.

Accounts Receivable—In November 2004, the Company sold substantially all of its accounts receivable to GE Consumer Finance (“GE”) and no longer maintains an allowance for doubtful accounts. Accounts receivable primarily consist of the monthly settlement with GE for Dillards share of revenue from the long-term marketing and servicing alliance.

Merchandise Inventories—The retail last-in, first-out (“LIFO”) inventory method is used to value merchandise inventories. At January 28, 2006 and January 29, 2005, the LIFO cost of merchandise was approximately equal to the first-in, first-out (“FIFO”) cost of merchandise.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $6.1 million, $4.5 million and $2.6 million in fiscal 2005, 2004 and 2003, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 10 years

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

In connection with the construction of certain owned stores, the Company may receive a construction allowance from the developer that is intended to defray a portion of the construction costs to be incurred by the Company. The Company nets these developer contributions against the cost of construction thereby reducing its capital expenditures from the gross to net cost of construction.

Included in property and equipment as of January 28, 2006 are assets held for sale in the amount of $6.5 million. During fiscal 2005, 2004 and 2003, the Company realized gains on the sale of property and equipment of $3.4 million, $2.9 million and $8.7 million, respectively.

Depreciation expense on property and equipment was $302 million, $302 million and $291 million for fiscal 2005, 2004 and 2003, respectively.

Long-Lived Assets Excluding Goodwill—The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value which is based on real estate values or expected discounted future cash flows. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in 2005, 2004 and 2003, as disclosed in Note 14.

Goodwill—The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company tested goodwill for impairment as of the adoption date using the two-step process prescribed in SFAS No. 142. The Company identified its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units was estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. Prior to the adoption of SFAS No. 142, goodwill, which represents the cost in excess of fair value of net assets acquired, was amortized on the straight-line basis over 40 years. Management believes at this time that the carrying value continues to be appropriate, recognizing the impairment charges recorded in fiscal 2005, 2004 and 2003, as disclosed in Notes 3 and 14.

Other Assets—Other assets include investments in joint ventures accounted for by the equity method. These joint ventures, which consist of malls and a general contracting company that constructs Dillard’s stores and other commercial buildings, had carrying values of $102 million and $116 million at January 28, 2006 and January 29, 2005, respectively. The malls are located in Yuma, Arizona; Toledo, Ohio; Denver, Colorado and one currently under construction in Bonita Springs, Florida. Earnings from joint ventures were $10.0 million, $8.7 million and $8.1 million for fiscal 2005, 2004 and 2003, respectively. The Company received $14.1 million as a return of capital from a joint venture during 2005. The Company also recorded a $15.6 million pretax gain for the year ended January 31, 2004 from the sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas for $80.7 million including the assumption of the $40.0 million mortgage note. The gain on the sale was recorded in Service Charges, Interest and Other Income.

Vendor Allowances—The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other vendor allowances are recognized as a reduction of cost purchases. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.

Insurance Accruals—The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Operating Leases—The Company leases retail stores and office space under operating leases. Most leases contain construction allowance reimbursements by landlords, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

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

Revenue Recognition—The Company recognizes revenue at the “point of sale.” Prior to the sale of its credit card business to GE, finance charge revenue earned on customer accounts, serviced by the Company under its proprietary credit card program, was recognized in the period in which it was earned. Beginning November 1, 2004, the Company’s share of income earned under the long-term marketing and servicing alliance is included as a component of Service Charges, Interest and Other Income. Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded. The Company establishes a liability upon the purchase of a gift card. Revenue associated with gift cards is recognized and the liability is relieved upon redemption of the gift card. Any remaining unused portion of the liability is amortized over 36 months and recorded as a reduction of cost-of-sales based on historical breakage experience.

Advertising—Advertising and promotional costs, which include newspaper, television, radio and other media advertising, are expensed as incurred and were $229 million, $246 million and $229 million for fiscal years 2005, 2004 and 2003, respectively.

Income Taxes—In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

Shipping and Handling—In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records shipping and handling reimbursements in Service Charges, Interest and Other Income. The Company records shipping and handling costs in Advertising, Selling, Administrative and General Expenses.

Comprehensive Income (Loss)—Accumulated other comprehensive loss consists only of the minimum pension liability, which is calculated annually in the fourth quarter.

Stock-Based Compensation—The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. No compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation,” as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s income before accounting change would have been:

(in thousands of dollars, except per share data)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Income before cumulative effect of accounting change
As reported	$121,485	$117,666	$9,344
Add: Total stock bonus expense (net of tax)	1,716	—	1,532

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(28,350)	(1,825)	(2,732)

Deduct: Total stock bonus expense (net of tax)	(1,716)	—	(1,532)

Pro forma	$93,135	$115,841	$6,612

Basic earnings per share:
As reported	$1.49	$1.41	$0.11
Pro forma	1.14	1.39	0.08

Diluted earnings per share:
As reported	$1.49	$1.41	$0.11
Pro forma	1.14	1.38	0.08

SFAS No. 123, “Accounting for Stock-Based Compensation,” permits compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company uses the intrinsic value method of accounting for stock options. No compensation cost has been recognized in the consolidated statements of operations for the Company’s stock option plans.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Risk-free interest rate	4.30%	—	—
Expected option life (years)	5.0	—	—
Expected volatility	42.3%	—	—
Expected dividend yield	0.62%	—	—

The weighted-average fair value of options granted during the year was $10.53. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Segment Reporting—The Company operates in a single operating segment—the operation of retail department stores. Revenues from customers are derived from merchandise sales and service charges and interest on the Company’s proprietary credit card prior to November 1, 2004.

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

Under the adoption of SFAS No. 123-R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of January 28, 2006. Based on the stock options outstanding as of January 28, 2006, the stock-based employee compensation expense, net of related tax effects, will be approximately $0.6 million in fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

3. Goodwill

The changes in the carrying amount of goodwill for the years ended January 28, 2006 and January 29, 2005 are as follows (in thousands):

Goodwill balance at January 31, 2004	$36,731
Goodwill written off in fiscal 2004	(1,236)

Goodwill balance at January 29, 2005	35,495
Goodwill written off in fiscal 2005	(984)

Goodwill balance at January 28, 2006	$34,511

4. Revolving Credit Agreement

At January 28, 2006, the Company maintained a $1.2 billion revolving credit facility with JPMorgan Chase Bank (“JPMorgan”). Borrowings under the credit agreement accrue interest at JPMorgan’s Base Rate or LIBOR plus 1.25% (currently 5.82%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $994 million at January 28, 2006). There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2010. At January 28, 2006, letters of credit totaling $67.3 million were issued under this facility leaving unutilized availability under the facility of $926 million. The Company pays an annual commitment fee of 0.25% of the committed amount less outstanding borrowings and letters of credit to the banks. The Company had weighted average borrowings of $8.2 million during fiscal 2005. The Company had no outstanding borrowings at January 28, 2006 or January 29, 2005 other than the utilization for unfunded letters of credit.

5. Long-term Debt

Long-term debt consists of the following:

(in thousands of dollars)	January 28, 2006	January 29, 2005
Unsecured notes at rates ranging from 6.30% to 9.50%, due 2006 through 2028	$1,251,992	$1,357,391
Mortgage notes, payable monthly or quarterly (some with balloon payments) through 2013 and bearing interest at rates of 9.25%	5,433	57,062

	1,257,425	1,414,453
Current portion	(198,479)	(91,629)

	$1,058,946	$1,322,824

Building, land, and land improvements with a carrying value of $6.1 million at January 28, 2006 were pledged as collateral on the mortgage notes. Maturities of long-term debt over the next five years are $198 million, $101 million, $198 million, $25 million and $1 million. Outstanding letters of credit aggregated $67.3 million at January 28, 2006.

Interest and debt expense consists of the following:

	Fiscal	Fiscal	Fiscal
(in thousands of dollars)	2005	2004	2003
Long-term debt:
Interest	$100,128	$121,648	$144,276
Call premium	—	—	15,568
Loss on early retirement of long-term debt	478	—	—
Amortization of debt expense	2,826	4,027	6,985

	103,432	125,675	166,829
Interest on capital lease obligations	2,138	2,372	2,202
Interest on receivable financing	—	11,009	12,034

	$105,570	$139,056	$181,065

Interest paid during fiscal 2005, 2004 and 2003 was approximately $113.7 million, $145.4 million and $186.9 million, respectively.

6. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 28, 2006	January 29, 2005
Trade accounts payable	$630,694	$597,046
Accrued expenses:
Taxes, other than income	71,110	70,290
Salaries, wages, and employee benefits	52,728	55,099
Liability to customers	59,995	51,974
Interest	30,046	31,877
Rent	8,943	9,563
Other	4,566	4,393

	$858,082	$820,242

7. Income Taxes

The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Current:
Federal	$47,629	$156,137	$(5,293)
State	(467)	32,784	(1,680)

	47,162	188,921	(6,973)

Deferred:
Federal	(39,290)	(92,359)	12,046
State	6,428	(29,677)	1,577

	(32,862)	(122,036)	13,623

	$14,300	$66,885	$6,650

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Income tax at the statutory federal rate	$47,525	$64,593	$5,598
State income taxes, net of federal benefit	1,870	1,834	122
Nondeductible goodwill write off	344	433	869
Changes in tax rate	5,469	—	—
Benefit of capital loss carrybacks	(45,415)	—	—
Other	4,507	25	61

	$14,300	$66,885	$6,650

The $45.4 million tax benefit relates to the sale of a subsidiary of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s estimated federal and state income tax rate was 10.5% in fiscal 2005, and 36.0% in fiscal 2004 and 2003. Significant components of the Company’s deferred tax assets and liabilities as of January 28, 2006 and January 29, 2005 are as follows:

(in thousands of dollars)	January 28, 2006	January 29, 2005
Property and equipment bases and depreciation
Differences	$445,821	$504,253
State income taxes	87,054	64,903
Joint venture basis differences	24,496	23,997
Differences between book and tax bases of inventory	43,899	46,001
Other	36,384	12,604

Total deferred tax liabilities	637,654	651,758

Accruals not currently deductible	(67,102)	(63,410)
Capital loss carryforwards	(258,677)
Net operating loss carryforwards	(105,747)	(82,058)
State income taxes	(17,587)	(12,625)

Total deferred tax assets	(449,113)	(158,093)
Capital loss valuation allowance	258,677
Net operating loss valuation allowance	66,035	53,148

Net deferred tax assets	(124,401)	(104,945)

Net deferred tax liabilities	$513,253	$546,813

At January 28, 2006, the Company had a deferred tax asset of approximately $259 million related to a capital loss carryforward arising in the current year that could be utilized to reduce the tax liabilities of future years. This carryforward will expire in 2011. The deferred asset attributable to the capital loss carryforward has been reduced by a valuation allowance of $259 million due to the uncertainty of future capital gains necessary to utilize the capital loss carryforward.

At January 28, 2006, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $106 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between 2006 and 2026. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of $66 million for the losses of various members of the affiliated group in states that require separate company filings.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 28, 2006	January 29, 2005
Net deferred tax liabilities-noncurrent	$479,123	$509,589
Net deferred tax liabilities-current	34,130	37,224

Net deferred tax liabilities	$513,253	$546,813

The Company’s income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits the Company’s federal income tax return annually. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimates of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, for which reserves have been recorded, it may be several years before the final resolution is achieved.

Income taxes paid during fiscal 2005, 2004 and 2003 were approximately $98.7 million, $36.2 million and $0 million, respectively.

8. Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures

Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures are comprised of $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the “Capital Securities”) representing beneficial ownership interest in the assets of Dillard’s Capital Trust I, a consolidated entity of the Company.

Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The subordinated debentures are the sole assets of the Trust, and the Capital Securities are subject to mandatory redemption upon repayment of the subordinated debentures. The Company’s obligations under the debentures and related agreements, taken together, provides a full and unconditional guarantee of payments due on the Capital Securities.

9. Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to 20% of eligible pay. Eligible employees with one year of service may elect to make a contribution of up to 5% of eligible pay which will be matched 100% only if invested in the Company’s common stock. The Company contributions are used to purchase Class A Common Stock of the Company for the account of the employee. The terms of the plan provide a six-year graduated-vesting schedule for the Company contribution portion of the plan. The Company incurred expense of $13 million, $11 million and $12 million for fiscal 2005, 2004 and 2003, respectively, for the plan.

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company expects to make a contribution to the pension plan of approximately $5.0 million in fiscal 2006. The Company uses January 31 as the measurement date for determining pension plan obligations.

The accumulated benefit obligations (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 28, 2006	January 29, 2005
Change in projected benefit obligation:
PBO at beginning of year	$88,262	$77,983
Service cost	1,993	1,770
Interest cost	4,756	4,578
Actuarial loss	7,364	7,300
Benefits paid	(3,491)	(3,369)

PBO at end of year	$98,884	$88,262

ABO at end of year	$92,450	$85,682

	January 28, 2006	January 29, 2005
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	3,491	3,369
Benefits paid	(3,491)	(3,369)

Fair value of plan assets at end of year	$—	$—

Funded status (PBO less plan assets)	$98,884	$88,262
Unamortized prior service costs	(4,481)	(5,108)
Unrecognized net actuarial loss	(29,206)	(23,413)
Intangible asset	4,481	5,108
Unrecognized net loss	22,772	20,833

Accrued benefit cost	$92,450	$85,682

ABO in excess of plan assets	$92,450	$85,682

Amounts recognized in the balance sheets:
Accrued benefit liability	$65,197	$59,741
Intangible asset	4,481	5,108
Accumulated other comprehensive loss	22,772	20,833

Net amount recognized	$92,450	$85,682

Accrued benefit liability is included in other liabilities. Intangible asset is included in other assets. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders’ equity.

The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate determined on this basis had increased to 5.6% as of January 28, 2006 from 5.5% as of January 29, 2005. Weighted average assumptions are as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Discount rate-net periodic pension cost	5.50%	6.00%	6.75%
Discount rate-benefit obligations	5.60%	5.50%	6.00%
Rate of compensation increases	4.00%	2.50%	2.50%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Components of net periodic benefit costs:
Service cost	$1,993	$1,770	$993
Interest cost	4,756	4,578	4,235
Net actuarial gain (loss)	1,570	1,146	130
Amortization of prior service cost	627	627	627

Net periodic benefit costs	$8,946	$8,121	$5,985

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2006	$5,041
2007	5,097
2008	5,025
2009	5,465
20010	5,352
2011-2015	33,966

Total payments for next ten fiscal years	$59,946

10. Stockholders’ Equity

Capital stock is comprised of the following:

	Par	Shares
Type	Value	Authorized
Preferred (5% cumulative)	$100	5,000
Additional preferred	$.01	10,000,000
Class A, common	$.01	289,000,000
Class B, common	$.01	11,000,000

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

Share Repurchase Program

During 2005, the Company completed the remaining authorized repurchase of Class A Common Stock under its $200 million program, which was approved by the board of directors in May of 2000. In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to an additional $200 million of its Class A Common Stock. During fiscal 2005 and fiscal 2004, the Company repurchased approximately $100.9 million and $40.4 million of Class A Common Stock, representing 4.6 million and 2.0 million shares at an average price of $22.09 and $20.19 per share, respectively. Approximately $115.2 million in share repurchase authorization remained under this open-ended plan at January 28, 2006.

11. Earnings per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
(in thousands of dollars, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$121,485	$121,485	$117,666	$117,666	$9,344	$9,344

Average shares of common stock outstanding	81,504	81,504	83,205	83,205	83,643	83,643
Stock options	—	157	—	534	—	257

Total average equivalent shares	81,504	81,661	83,205	83,739	83,643	83,900

Per Share of Common Stock:

Net income	$1.49	$1.49	$1.41	$1.41	$0.11	$0.11

Total stock options outstanding were 5,099,591, 3,845,009 and 7,870,739 at January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Of these, options to purchase 4,548,816, 1,438,271 and 7,343,073 shares of Class A Common Stock at prices ranging from $24.01 to $29.99, $29.99 to $40.22, $18.13 to $40.22 per share were outstanding in fiscal 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive.

12. Stock Options

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of fiscal 2005, 7,896,306 shares were available for grant under the plans and 12,995,897 shares of Class A Common Stock were reserved for issuance under the stock option plans. Stock option transactions are summarized as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,845,009	$24.91	7,870,739	$22.45	9,669,755	$24.72
Granted	4,020,000	25.74	—	—	—	—
Exercised	(1,990,768)	20.48	(2,657,215)	16.00	(122,375)	10.44
Forfeited	(774,650)	38.27	(1,368,515)	28.09	(1,676,641)	35.27

Outstanding, end of year	5,099,591	$25.26	3,845,009	$24.91	7,870,739	$22.45

Options exercisable at year-end	4,165,116	$25.54	2,486,134	$27.24	5,823,459	$23.56
Weighted-average fair value of options granted during the year	$10.53		$—		$—

The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$10.44 – $18.13	55,116	1.28	$12.36	55,116	$12.36
$24.01 – $25.74	5,039,475	8.27	25.40	4,105,000	25.71
$29.99	5,000	3.30	29.99	5,000	29.99

	5,099,591	8.19	$25.26	4,165,116	$25.54

13. Leases and Commitments

Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Operating leases:
Buildings:
Minimum rentals	$24,154	$33,266	$38,087
Contingent rentals	6,775	6,941	8,732
Equipment	16,609	14,567	17,282

	$47,538	$54,774	$64,101

Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of January 28, 2006 for all noncancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2006	$49,250	$8,545
2007	38,371	6,039
2008	30,725	4,684
2009	23,389	3,628
2010	19,555	3,569
After 2010	81,722	29,341

Total minimum lease payments	$243,012	55,806

Less amount representing interest		(18,071)

Present value of net minimum lease payments (of which $5,929 is currently payable)		$37,735

Renewal options from three to 25 years exist on the majority of leased properties. At January 28, 2006, the Company is committed to incur costs of approximately $145 million to acquire, complete and furnish certain stores and equipment.

During 2005, the Company sold and leased back certain corporate aircraft resulting in proceeds of $59.4 million. These leases, which are accounted for under SFAS 13, “Accounting for Leases”, are classified as either operating or capital, as appropriate. The leases have seven-year terms. The Company recorded a capital lease obligation of $17.2 million related to certain aircraft noted above. The remaining leases were recorded as operating leases and included in rent expense.

During 2005, the Company completed the disposition of all of the outstanding capital stock of an indirect wholly-owned subsidiary of the Company. The proceeds from the sale consist of $14 million in cash and a $3 million promissory note. In connection with the transaction, various subsidiaries of the Company entered into an operating lease agreement with the purchaser whereby they agreed to lease each of the properties for a term of 20 years. The minimum future payments under the lease are $176,664 per month.

The Company is a 50% guarantor on a $54.3 million loan commitment for a joint venture as of January 28, 2006. At January 28, 2006, the joint venture had $45.3 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $55.4 million at January 28, 2006.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of January 28, 2006. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall currently under construction in Bonita Springs, Florida provides collateral for the loan. The loan had an outstanding balance of $64.8 million as of January 28, 2006.

During the year ended January 28, 2006, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time. Ten stores suffered damage to either merchandise or property related to the hurricanes. Three stores remain closed as a result of Hurricane Katrina. These stores are located in the New Orleans area (two stores) and Biloxi, Mississippi. The Company’s Port Arthur, Texas store remains closed as a result of Hurricane Rita. The Company expects these four stores in the Gulf area to remain closed for at least the first half of fiscal year 2006. Property and merchandise losses in the affected stores are covered by insurance. Insurance proceeds of $110 million were received during the year, and the Company recorded a $29.7 million gain in Cost of Sales related to insurance settlements received covering losses related to the hurricanes. The Company expects additional insurance recoveries in fiscal 2006 as construction is completed on damaged stores and a final settlement is reached with the insurance carrier.

The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive approximately $6.5 million ($4.2 million after tax) as its share of the proceeds from the settlement. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company decided to exclude the expected settlement proceeds of $6.5 million from recognition in the consolidated financial statements for the year ended January 28, 2006. At the time the settlement is known beyond a reasonable doubt, the Company will record such gain contingency.

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

14. Asset Impairment and Store Closing Charges

During fiscal 2005, the Company recorded a pre tax charge of $61.7 million for asset impairment and store closing costs. Included in asset impairment and store closing charges is a pretax loss on the disposition of all the outstanding capital stock of an indirect wholly-owned subsidiary in the amount of $40.1 million. The charge also consists of a write down of goodwill on one store of $1.0 million, an accrual for future rent, property tax, legal expense and utility payments on four stores of $3.7 million and a write down of property and equipment on nine stores in the amount of $16.9 million. The Company does not expect to incur significant additional exit costs upon the closing of these properties during fiscal 2006. During fiscal 2004, the Company recorded a pretax charge of $19.4 million for asset impairment and store closing costs. The charge includes a write down to fair value for certain under-performing properties. The charge consists of a write down for a joint venture in the amount of $7.6 million, a write down of goodwill on one store to be closed in fiscal 2005 of $1.2 million, an accrual for future rent, property tax and utility payments on three stores (two closed in fiscal 2004 and one closed in fiscal 2005) of $3.1 million and a write down of property and equipment in the amount of $7.5 million. During fiscal 2003, the Company recorded a pre-tax charge of $43.7 million for asset impairment and store closing costs. The charge includes a write down to fair value for certain under-performing properties. The charge consists of a write down to a joint venture in the amount of $5.5 million, a write down of goodwill on two stores closed in fiscal 2004 of $2.5 million and a write down of property and equipment in the amount of $35.7 million.

A breakdown of the asset impairment and store closing charges is as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
(in thousands of dollars)	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount
Stores closed during previous fiscal year	—	$—	3	$2,928	3	$3,809
Stores to close during current fiscal year	5	8,729	4	4,052	4	17,115
Store impaired based on cash flows	9	12,899	1	703	1	1,293
Wholly-owned subsidiary	7	40,106	—	—	—	—
Non-operating facilities	—	—	2	4,170	7	16,030
Joint Venture	—	—	1	7,564	1	5,480

Total	21	$61,734	11	$19,417	16	$43,727

Following is a summary of the activity in the reserve established for asset impairment and store closing charges:

(in thousands of dollars)	Balance, beginning of year	Charges	Cash Payments	Balance, end of year
Fiscal 2005
Rent, property taxes and utilities	$2,905	$3,703	$2,327	$4,281
Fiscal 2004
Rent, property taxes and utilities	—	3,080	175	2,905

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at January 28, 2006 and January 29, 2005 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at January 28, 2006 and January 29, 2005 was $1.23 billion and $1.47 billion, respectively. The carrying value of the Company’s long-term debt at January 28, 2006 and January 29, 2005 was $1.26 billion and $1.41 billion, respectively. The fair value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at January 28, 2006 and January 29, 2005 was $196 million and $199 million, respectively. The carrying value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at January 28, 2006 and January 29, 2005 was $200 million and $200 million, respectively.

16. Quarterly Results of Operations (unaudited)

	Fiscal 2005, Three Months Ended
(in thousands of dollars, except per share data)	April 30	July 30	October 29	January 28
Net sales	$1,802,999	$1,691,878	$1,727,106	$2,338,208
Gross profit	632,727	547,853	579,997	785,593
Net income (loss)	38,040	(12,339)	(2,679)	98,463
Diluted earnings per share:
Net income (loss)	0.46	(0.15)	(0.03)	1.24

	Fiscal 2004, Three Months Ended
(in thousands of dollars, except per share data)	May 1	July 31	October 30	January 29
Net sales	$1,854,395	$1,671,380	$1,698,897	$2,303,900
Gross profit	666,895	525,534	557,999	760,379
Net income (loss)	53,762	(26,029)	(18,688)	108,621
Diluted earnings per share:
Net income (loss)	0.64	(0.31)	(0.23)	1.30

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

Quarterly information for fiscal 2005 and fiscal 2004 includes the following items:

First Quarter

2005

•	a $0.4 million pretax charge ($0.3 million after tax or $0.00 per diluted share) for asset impairment and store closing charges related to certain stores.

2004

•	a $4.7 million pretax charge ($3.0 million after tax or $0.04 per diluted share) for asset impairment and store closing charges related to certain stores.

Second Quarter

2005

•	a $6.0 million pretax charge ($3.8 million after tax or $0.05 per diluted share) for asset impairment and store closing charges related to certain stores.

Fourth Quarter

2005

•	a $55.3 million pretax charge ($35.6 million after tax or $0.45 per diluted share) for asset impairment and store closing charges related to certain stores.

•	a pretax gain of $28.2 million ($18.0 million after tax or $0.23 per diluted share) related to insurance proceeds received from Hurricanes Katrina and Rita (see Note 13 of the Notes to Consolidated Financial Statements).

•	a $45.4 million net tax benefit ($0.57 per diluted share) from the sale of one of the Company’s subsidiaries (see Note 14 of the Notes to Consolidated Financial Statements).

2004

•	a pretax gain of $83.9 million ($53.7 million after tax or $0.64 per diluted share) related to the sale of the Company’s credit card business to GE Consumer Finance (see Note 2 of the Notes to Consolidated Financial Statements).

•	a $14.7 million pretax charge ($8.6 million after tax or $0.10 per diluted share) for asset impairment and store closing charges related to certain stores.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DILLARD’S, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E	Column F
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period (2)
Allowance for losses on accounts receivable:
Year Ended January 28, 2006	$—	$—	$—	$—	$—
Year Ended January 29, 2005	40,967	14,704	—	55,671	—
Year Ended January 31, 2004	49,755	83,030	—	91,818	40,967

(1)	Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).
(2)	On November 1, 2004, the Company sold substantially all the assets of its private label credit card business. As a result, the Company no longer maintains an allowance for doubtful accounts.

Exhibit Index

Number	Description
*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).

*3(b)	By-Laws as currently in effect (Exhibit 3.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).

*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).

*4(c)	Indenture between Registrant and Chemical bank, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).

*4(d)	Indenture between Registrant and Chemical bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Rights Agreement between Dillard’s, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).

**10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10(c)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10 to Form 10-Q for the quarter ended May 2, 2003 in 1-6140).

**10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10(e)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10(f)	Second Amendment to Amended and Restated Credit Agreement among Dillard’s, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10(g)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(h)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*18	Letter re: Change in Accounting Principles (Exhibit 18 to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated by reference as indicated.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-1