Form 10-Q
period 2006-04-29
DILLARDS INC
filed 2006-06-08
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of April 29, 2006	75,236,853
CLASS B COMMON STOCK as of April 29, 2006	4,010,929

Index

DILLARD'S, INC.

Index

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	April 29, 2006	January 28, 2006	April 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$301,677	$299,840	$455,548
Accounts receivable, net	11,491	12,523	9,016
Merchandise inventories	2,053,047	1,802,695	2,073,754
Other current assets	35,880	35,421	40,631

Total current assets	2,402,095	2,150,479	2,578,949

Property and Equipment, net	3,151,940	3,158,903	3,202,663
Goodwill	34,511	34,511	35,495
Other Assets	175,119	173,026	184,600

Total Assets	$5,763,665	$5,516,919	$6,001,707

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$1,064,757	$858,082	$1,156,599
Current portion of long-term debt	198,465	198,479	91,359
Current portion of capital lease obligations	5,665	5,929	4,977
Federal and state income taxes	71,406	84,902	93,873

Total current liabilities	1,340,293	1,147,392	1,346,808

Long-term Debt	1,058,819	1,058,946	1,307,285
Capital Lease Obligations	30,600	31,806	18,978
Other Liabilities	262,754	259,111	270,370
Deferred Income Taxes	473,211	479,123	497,980
Guaranteed Preferred Beneficial Interests in the
Company’s Subordinated Debentures	200,000	200,000	200,000

Stockholders’ Equity:
Common stock	1,193	1,193	1,187
Additional paid-in capital	751,703	749,068	740,497
Accumulated other comprehensive loss	(14,574)	(14,574)	(13,333)
Retained earnings	2,472,635	2,414,491	2,340,704
Less treasury stock, at cost	(812,969)	(809,637)	(708,769)

Total stockholders' equity	2,397,988	2,340,541	2,360,286

Total Liabilities and Stockholders' Equity	$5,763,665	$5,516,919	$6,001,707

See notes to consolidated financial statements.

Index

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Net Sales	$1,837,462	$1,802,999	$7,594,654	$7,477,176
Service Charges, Interest and Other Income	41,560	35,734	153,628	265,949

	1,879,022	1,838,733	7,748,282	7,743,125
Costs and Expenses:
Cost of sales	1,179,437	1,170,272	5,023,186	5,000,537
Advertising, selling, administrative and general expenses	494,610	497,299	2,038,792	2,086,306
Depreciation and amortization	73,390	74,567	300,687	302,246
Rentals	11,591	10,536	48,593	51,592
Interest and debt expense	23,610	26,200	102,980	127,304
Asset impairment and store closing charges	--	419	61,315	15,156

Total Costs and Expenses	1,782,638	1,779,293	7,575,553	7,583,141

Income Before Income Taxes	96,384	59,440	172,729	159,984
Income Taxes	35,065	21,400	27,965	58,040
Net Income	61,319	38,040	144,764	101,944
Retained Earnings at Beginning of Period	2,414,491	2,305,993	2,340,704	2,252,045

Cash Dividends Declared	(3,175)	(3,329)	(12,833)	(13,285)

Retained Earnings at End of Period	$2,472,635	$2,340,704	$2,472,635	$2,340,704

Earnings Per Share:
Basic	$0.77	$0.46	$1.80	$1.23

Diluted	$0.77	$0.46	$1.80	$1.22

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.16	$0.16

See notes to consolidated financial statements.

Index

DILLARD'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	April 29, 2006	April 30, 2005

Operating Activities:
Net income	$61,319	$38,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	74,169	75,346
Share-based compensation	532	--
Excess tax benefits from share-based compensation	(35)	--
Gain on the sale of property and equipment	(1,499)	(295)
Asset impairment and store closing charges	--	419
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,032	635
Increase in merchandise inventories and other current assets	(255,396)	(328,793)
Increase in other assets	(2,872)	(3,540)
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	201,360	291,390

Net cash provided by operating activities	78,610	73,202

Investing Activities:
Purchases of property and equipment	(76,888)	(101,474)
Proceeds from hurricane insurance	4,585	--
Proceeds from sale of property and equipment	1,545	5,295

Net cash used in investing activities	(70,758)	(96,179)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(1,611)	(16,962)
Proceeds from issuance of common stock	2,068	568
Excess tax benefits from share-based compensation	35	--
Cash dividends paid	(3,175)	(3,329)
Purchase of treasury stock	(3,332)	--

Net cash used in financing activities	(6,015)	(19,723)

Increase (decrease) in Cash and Cash Equivalents	1,837	(42,700)
Cash and Cash Equivalents, Beginning of Period	299,840	498,248

Cash and Cash Equivalents, End of Period	$301,677	$455,548

Non-cash transactions:
Accrued capital expenditures	$10,415	$--

See notes to consolidated financial statements.

Index

DILLARD'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and twelve months ended April 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

Note 2.	Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. Prior to January 29, 2006, the Company accounted for those plans pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion No. 25”) using the intrinsic value method, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. No compensation expense has been recorded in the consolidated financial statements for the three and twelve month periods ended April 30, 2005 as all options were granted at not less than fair market value on the date of grant. Effective January 29, 2006, the Company adopted Statement No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”), using the modified-prospective transition method. Under this transition method, all forms of share-based payments to employees, including employee stock options, granted prior to but not yet vested as of January 29, 2006 are treated as compensation and recognized in the income statement based on their estimated fair values under the original provisions of SFAS No. 123, and all share-based payments granted on or subsequent to January 29, 2006 are treated as compensation and recognized in the income statement based on their estimated fair values in accordance with the provisions of SFAS No. 123-R. Results for prior periods have not been restated.

Upon adoption of SFAS No. 123-R, the Company elected to continue to value its share-based payment transactions using a Black-Scholes option pricing model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123-R, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the first quarter of 2006 has been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for stock option awards granted on or after January 29, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by the Company for purposes of its pro forma disclosures under SFAS No. 123.

As a result of adopting SFAS No. 123-R, the Company’s income before income taxes and net income for the three and twelve months ended April 29, 2006, are $532,000 and $340,000 lower, respectively, than if it had continued to account for share-based payments under Opinion No. 25. Basic and diluted earnings per share for the three and twelve months ended April 29, 2006 would have increased $0.01 and $0.00, respectively, if the Company had not adopted SFAS No. 123-R, compared to reported basic and diluted earnings per share of $0.77 and $1.80, respectively. At April 29, 2006, there was $564,000 of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2.0 years. In accordance with SFAS No. 123-R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

Index

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123-R to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

(in thousands, except per share data)	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net Income:
As reported	$61,319	$38,040	$144,764	$101,944
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	333	-	333	-
Add: Total stock bonus expense (net of tax)	-	-	1,716	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(333)	(274)	(28,292)	(1,221)
Deduct: Total stock bonus expense (net of tax)	-	-	(1,716)	-
Pro forma	$61,319	$37,766	$116,805	$100,723
Basic Earnings Per Share:
As reported	$0.77	$0.46	$1.80	$1.23
Pro forma	0.77	0.45	1.45	1.21
Diluted Earnings Per Share:
As reported	$0.77	$0.46	$1.80	$1.22
Pro forma	0.77	0.45	1.45	1.20

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Risk-free interest rate	-	-	4.30%	-
Expected option life (years)	-	-	5.0	-
Expected volatility	-	-	42.3%	-
Expected dividend yield	-	-	0.62%	-

There were no stock options granted during the three months ended April 29, 2006 and the three and twelve months ended April 25, 2005, respectively. The weighted-average fair value of options granted during the twelve months ended April 29, 2006 was $10.53. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions for the three months ended April 29, 2006 are summarized as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	5,099,591	$25.26
Granted	-	-
Exercised	(10,000)	15.74
Forfeited	(50,050)	23.14
Outstanding, end of period	5,039,541	$25.30
Options exercisable at period end	4,110,766	$25.55

Index

The following table summarizes information about stock options outstanding at April 29, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$10.44	35,116	1.63	$10.44	35,116	$10.44
$24.01 - $25.74	4,999,425	7.61	25.54	4,070,650	25.72
$29.99	5,000	3.05	29.99	5,000	29.99
	5,039,541	8.04	$25.30	4,110,766	$25.55

The intrinsic value of outstanding stock options at April 29, 2006 was $3.9 million. At April 29, 2006, the intrinsic value of exercisable options was $1.9 million.

Note 3.	Disposition of Credit Card Receivables

On November 1, 2004, the Company completed the sale of substantially all of the assets of its private label credit card business to GE Consumer Finance (“GE”). The purchase price of approximately $1.1 billion included the assumption of $400 million of securitization liabilities and the purchase of owned accounts receivable and other assets. Net cash proceeds received by the Company were $688 million. The Company recorded a pretax gain of $83.9 million as a result of the sale. The gain is recorded in Service Charges, Interest and Other Income on the Consolidated Statement of Income and Retained Earnings for the twelve month period ended April 30, 2005.

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

During the quarter ended April 30, 2005, the Company recorded pretax expense of $0.4 million for asset impairment and store closing charges. This charge relates to a future lease obligation on a store closed during the quarter. There were no impairment charges recorded during the three months ended April 29, 2006.

Following is a summary of the activity in the reserve established for asset impairment and store closing charges for the three months ended April 29, 2006:

(in thousands)	Balance, beginning of quarter	Charges	Cash Payments	Balance, end of quarter

Rent, property taxes and utilities	$4,281	$--	$659	$3,622

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.	Note Repurchase

During the three months ended April 30, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027. A pre-tax loss of $0.5 million recorded within interest expense resulted from the repurchase of the unsecured notes during the three months ended April 30, 2005.

Index

Note 6.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Basic:
Net income	$61,319	$38,040	$144,764	$101,944

Weighted average shares of common stock outstanding	79,327	83,224	80,530	83,136

Basic earnings per share	$0.77	$0.46	$1.80	$1.23

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Diluted:
Net income	$61,319	$38,040	$144,764	$101,944

Weighted average shares of common stock outstanding	79,327	83,224	80,530	83,136
Stock options	55	301	95	517
Total weighted average equivalent shares	79,382	83,525	80,625	83,653

Diluted earnings per share	$0.77	$0.46	$1.80	$1.22

Total stock options outstanding were 7,582,456 and 3,778,134 at April 29, 2006 and April 30, 2005, respectively. Of these, options to purchase 6,521,207 and 2,339,500 shares of Class A common stock at prices ranging from $25.74 to $29.99 and $28.19 to $40.22 per share were outstanding at April 29, 2006 and April 30, 2005, respectively, but were not included in the computation of diluted earnings per share because they would be antidilutive.

Note 7.	Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Net income	$61,319	$38,040	$144,764	$101,944
Other comprehensive loss:
Minimum pension liability adjustment, net of taxes	-	-	(1,241)	(2,052)
Total comprehensive income	$61,319	$38,040	$143,523	$99,892

Note 8.	Commitments and Contingencies

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

Index

The Company is defending the litigation vigorously and has named the Plan’s actuarial firm as a cross defendant. While it is not feasible to predict or determine the ultimate outcome of the pending litigation, management believes, after consultation with counsel, that its outcome, after consideration of the provisions recorded in the Company’s consolidated financial statements, would not have a material adverse effect upon its consolidated cash flow or financial position. However, it is possible that an adverse outcome could have an adverse effect on the Company’s consolidated net income in a particular quarterly or annual period.

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a 50% guarantor on a $54.3 million loan commitment for a joint venture as of April 29, 2006. At April 29, 2006, the joint venture had $46.6 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $55.0 million at April 29, 2006.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of April 29, 2006. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall currently under construction in Bonita Springs, Florida provides collateral for the loan. The loan had an outstanding balance of $98.5 million as of April 29, 2006.

At April 29, 2006, letters of credit totaling $71.4 million were issued under the Company’s $1.2 billion line of credit facility.

The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive approximately $6.5 million ($4.1 million after tax) as its share of the proceeds from the settlement. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company has excluded the expected settlement proceeds of $6.5 million from recognition in the consolidated financial statements. At the time the settlement is known beyond a reasonable doubt, the Company will record such gain contingency.

Note 9.	Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions of $0.9 million during the quarter ended April 29, 2006. The Company expects to make a contribution to the pension plan of approximately $4.1 million for the remainder of fiscal 2006.

Index

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Components of net periodic benefit costs:
Service cost	$545	$498	$2,040	$1,826
Interest cost	1,349	1,189	4,916	4,623
Net actuarial gain	504	393	1,683	1,252
Amortization of prior service cost	157	157	626	626
Net periodic benefit costs	$2,555	$2,237	$9,265	$8,327

Note 10.	Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 11.	Revolving Credit Agreement

At April 29, 2006, the Company maintained a $1.2 billion revolving credit facility with JPMorgan Chase Bank ("JPMorgan"), as agent for the banks. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.25% (currently 6.29%) subject to certain availability thresholds as defined in the credit agreement. At April 29, 2006, letters of credit totaling $71.4 million were issued under the $1.2 billion revolving credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.12 billion at April 29, 2006) leaving unutilized availability under the facility of $1.05 billion.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2010. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 12.	Share Repurchase Program

During the three months ended April 29, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under its $200 million program, which was authorized by the board of directors in May of 2005. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at April 29, 2006.

No shares were repurchased during the quarter ended April 30, 2005.

Index

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “our” or “we”) operates 331 retail department stores in 29 states. Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow. Items of note for the quarter ended April 29, 2006 include the following:

•	A comparable store sales increase of 2%.

•	Gross profit improvement of 70 basis points compared to the three months ended April 30, 2005.

•	Net income of $61 million compared to net income of $38 million for the three months ended April 30, 2005.

•	Cash and cash equivalents of $302 million as of April 29, 2006.

2006 Guidance

A summary of guidance on key financial measures for 2006, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below. See “forward-looking information” below.

(In millions of dollars)	2006 Estimated	2005 Actual

Depreciation and amortization	$300	$302
Rental expense	57	48
Interest and debt expense	99	106
Capital expenditures	340	456

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

Index

Service Charges, Interest and Other Income.  Service Charges, Interest and Other Income includes income generated through the long-term marketing and servicing alliance between the Company and GE subsequent to November 1, 2004 and the resulting gain on the sale of its credit card business to GE included in the twelve months ended April 30, 2005. Service Charges, Interest and Other Income also includes interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales prior to November 1, 2004 included in the twelve months ended April 30, 2005. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

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

Index

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. The Company recorded an allowance for sales returns of $9.5 million and $8.4 million for the quarters ended April 29, 2006 and April 30, 2005, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the quarters ended April 29, 2006 and April 30, 2005.

Merchandise vendor allowances.  The Company receives concessions from its merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other merchandise vendor allowances are recognized as a reduction of cost purchases when received. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. The amounts recognized as a reduction in cost of sales have not varied significantly for the quarters ended April 29, 2006 and April 30, 2005.

Insurance accruals.  The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the quarters ended April 29, 2006 and April 30, 2005.

Finite-lived assets. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. The Company assesses the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	Significant changes in the manner of the use of assets or the strategy for the overall business;
•	Significant negative industry or economic trends; or
•	Store closings.

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

Estimates of fair value are primarily determined using projected discounted cash flows and are based on the Company’s best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

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

Index

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

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

	Three Months Ended		Twelve Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	64.9	66.1	66.9
Gross profit	35.8	35.1	33.9	33.1
Advertising selling, administrative and general expenses	26.9	27.6	26.8	27.9
Depreciation and amortization	4.0	4.1	4.0	4.1
Rentals	0.6	0.6	0.6	0.7
Interest and debt expense	1.3	1.5	1.4	1.7
Asset impairment and store closing charges	-	-	0.8	0.2
Total operating expenses	32.8	33.8	33.6	34.6
Service charges, interest and other income	2.2	2.0	2.0	3.6
Income before income taxes	5.2	3.3	2.3	2.1
Income taxes	1.9	1.2	0.4	0.7
Net income	3.3%	2.1%	1.9%	1.4%

Index

Net Sales

The percent change by category in the Company’s sales for the three months ended April 29, 2006 compared to the three months ended April 30, 2005 is as follows:

% Change
06-05
Cosmetics	0.5%
Ready-to-Wear	-2.0%
Lingerie and Accessories	8.0%
Juniors’ Clothing	-1.2%
Children’s Clothing	-5.2%
Men’s Clothing	5.1%
Shoes	5.3%
Decorative Home Merchandise	5.8%
Furniture	13.0%

The percent change by region in the Company’s total sales for the three months ended April 29, 2006 compared to the three months ended April 30, 2005 is as follows:

% Change
06-05
Eastern	2.5%
Central	0.7%
Western	5.4%

Net sales increased 2% on a total basis and a comparable store basis for the three months ended April 29, 2006 compared to the three months ended April 30, 2005. Sales were strongest in lingerie and accessories, men’s clothing, shoes, decorative home and furniture during the first quarter of 2006, with those areas performing above the Company average trend of a 2% increase for the period. Sales in the other areas were below the average trend for total Company sales performance. Sales were weakest in the children’s category, trending significantly below the average Company performance for the period.

During the three months ended April 29, 2006, sales were strongest in the Company’s Eastern and Western regions and exceeded the average company sales performance for the quarter. Sales in the Central region were below trend.

Net sales increased 2% for the twelve months ended April 29, 2006 compared to the same period in 2005. These increases were primarily due to increases in comparable store sales.

Cost of Sales

Cost of sales as a percentage of sales decreased to 64.2% during the first quarter of 2006 compared with 64.9% for the first quarter of 2005. The increase of 70 basis points in gross profit during 2006 was due to lower levels of markdown activity which decreased cost of sales by 1.1% of sales. Partially offsetting these lower markdowns were lower levels of markups which were responsible for an increase in cost of sales of 0.4% of sales. The decrease in markdown activity resulted from strong quarterly sales resulting in a less promotional selling environment during the first quarter of 2006. All product categories had increased gross margins during the first quarter of 2006 except lingerie and accessories, which decreased slightly from 2005, and decorative home, which experienced a substantial decline in gross margins. Gross margin improvement was particularly strong in juniors and shoes increasing in excess of four percentage points of sales compared to the first quarter of 2005.

The Company attributes its improved gross margin performance to positive customer response to its merchandise mix. Dillard’s remains committed to providing a differentiated shopping experience to position its merchandise mix toward a more upscale and contemporary tone to continue to attract new customers and maintain its relationships with existing loyal customers. The Company will continue to use existing technology and research to edit its assortments by store to meet the specific preferences, tastes and size requirements of the local area.

Index

Comparable store inventory at April 29, 2006 declined 2% compared to April 30, 2005.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses ("SG&A expenses") for the three months ended April 29, 2006 decreased $2.7 million compared with April 30, 2005. SG&A expenses, as a percentage of net sales, were 26.9% and 27.6% for the three months ended April 29, 2006 and April 30, 2005, respectively. The percentage decrease in 2006 was driven by expense leverage on the Company’s sales increase and lower advertising costs of $7.9 million partially offset by increases in utilities ($2.6 million), supplies ($1.8 million) and services purchased ($1.7 million).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was 4.0% and 4.1% for the three months ended April 29, 2006 and April 30, 2005, respectively. The percentage decrease for the three months ended April 29, 2006 is due to expense leverage and lower equipment depreciation during the first quarter of 2006.

Rentals

Rentals, as a percentage of net sales, were 0.6% for the three months ended April 29, 2006 and April 30, 2005, respectively. Rentals increased $1.1 million to $11.6 million for the three months ended April 29, 2006 compared to $10.5 million for the three months ended April 30, 2005. The increase in rentals is due to an increase in leased aircraft and data processing equipment.

Interest and Debt Expense

Interest and debt expense for the three months ended April 29, 2006 decreased to $23.6 million or 1.3% of net sales compared to $26.2 million or 1.5% of net sales for the three months ended April 30, 2005. Average debt outstanding declined approximately $149 million during the first quarter of fiscal 2006 compared to the same period in fiscal 2005. The debt reduction was due to normal maturities and repurchases of various outstanding notes.

Asset Impairment and Store Closing Charges

During the three months ended April 30, 2005, the Company recorded pre-tax expense of $419,000 for asset impairment and store closing costs. This charge relates to a future lease obligation on a store closed during the quarter. There were no impairment charges recorded during the three months ended April 29, 2006.

Service Charges, Interest and Other Income

(in millions of dollars)
Three Months Ended
	2006	2005	Dollar Change	Percent Change
Joint venture income	$0.8	$3.3	$(2.5)	(75.8)%
Gain on sale of property and equipment	1.5	0.3	1.2	400.0
Income from GE marketing and servicing alliance	31.8	24.8	7.0	28.2
Other	7.5	7.3	0.2	2.7
Total	$41.6	$35.7	$5.9	16.5%

Service charges, interest and other income for the three months ended April 29, 2006 increased to $41.6 million or 2.2% of net sales compared to $35.7 million or 2.0% of net sales for the three months ended April 30, 2005. Income from the marketing and servicing alliance with GE increased $7.0 million to $31.8 million for the three months ended April 29, 2006.

Index

Income Taxes

The federal and state income tax rates were 36.4% and 36.0% for the three months ended April 29, 2006 and April 30, 2005, respectively. During the three months ended April 29, 2006, income taxes include a $1 million reduction in reserves for tax contingencies. This change results from resolution of various state income tax issues. Excluding this change, the estimated effective rate for 2006 including the first quarter is 37.4%.

Financial Condition

Financial Position Summary

(in thousands of dollars)	April 29, 2006	January 28, 2006	$ Change	% Change
Cash and cash equivalents	$301,677	$299,840	1,837	0.6
Current portion of long-term debt	198,465	198,479	(14)	(0.1)
Long-term debt	1,058,819	1,058,946	(127)	(0.1)
Guaranteed Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,397,988	2,340,541	57,447	2.5

Current ratio	1.79%	1.87%
Debt to capitalization	37.8%	38.4%

(in thousands of dollars)	April 29, 2006	April 30, 2005	$ Change	% Change
Cash and cash equivalents	$301,677	$455,548	(153,871)	(33.8)
Current portion of long-term debt	198,465	91,359	107,106	117.2
Long-term debt	1,058,819	1,307,285	(248,466)	(19.0)
Guaranteed Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,397,988	2,360,286	37,702	1.6

Current ratio	1.79%	1.91%
Debt to capitalization	37.8%	40.4%

Net cash flows from operations of $78.6 million for the three months ended April 29, 2006 were adequate to fund the Company’s operations for the period. Cash flows from operations increased slightly from 2005 levels due primarily to a $90.0 million decrease related to changes in accounts payable in the current year compared with the prior year offset by a $73.4 million increase related to changes in inventory in the current year compared to the prior year and an increase in net income of $23.3 million for 2006.

Capital expenditures were $76.9 million for the three months ended April 29, 2006. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the quarter, the Company opened three new stores: Southhaven Towne Center, Southhaven, Mississippi; Summitt Sierra, Reno, Nevada; and Turtle Creek in Jonesboro, Arkansas. These three stores totaled approximately 510,000 square feet. The Company closed two stores totaling 265,000 square feet. Capital expenditures for 2006 are expected to be approximately $340 million. The Company plans to open five additional new stores in fiscal 2006 totaling 405,000 square feet, net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2006.

For the three months ended April 29, 2006, the Company recorded a gain on the sale of property and equipment of $1.5 million and received proceeds of $1.5 million.

Cash used in financing activities for the three months ended April 29, 2006 totaled $6.0 million compared to cash used of $19.7 million for the three months ended April 30, 2005. During the three months ended April 29, 2006 and April 30, 2005, the Company made principal payments on long-term debt and capital leases of $1.6 and $17.0 million, respectively. During the three months ended April 29, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under its existing share repurchase authorizations.

Index

The Company had cash on hand of $302 million as of April 29, 2006. During fiscal 2006, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility. The Company expects peak funding requirements of approximately $200 million during fiscal 2006. At April 29, 2006, letters of credit totaling $71.4 million were issued under the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.12 billion at April 29, 2006) leaving unutilized availability under the facility of $1.05 billion. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Visa/MasterCard Antitrust Litigation Settlement

The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive approximately $6.5 million ($4.1 million after tax) as its share of the proceeds from the settlement. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company decided to exclude the expected settlement proceeds of $6.5 million from recognition in the consolidated financial statements. At the time the settlement is known beyond a reasonable doubt, the Company will record such gain contingency.

Hurricane Update

Three stores remain closed as a result of Hurricane Katrina. These stores are located in the New Orleans area (two stores) and Biloxi, Mississippi. The Company’s Port Arthur, Texas store remains closed as a result of Hurricane Rita. The Company expects these four stores in the Gulf area to remain closed for at least the first half of fiscal year 2006. Property and merchandise losses in the affected stores are covered by insurance. Insurance proceeds related to the hurricanes of $4.6 million were received during the quarter ended April 29, 2006. The Company has received $20 million in additional insurance proceeds subsequent to April 29, 2006. The Company expects additional insurance recoveries during the remainder of fiscal 2006 as construction is completed on damaged stores and a final settlement is reached with the insurance carriers.

The Company has approximately 90 stores along the Gulf and Atlantic coasts that will not be covered by third party insurance but will rather be self-insured for property and merchandise losses related to “named storms” in fiscal 2006. Therefore, repair and replacement costs will be borne by the Company for damage to any of these stores from “named storms” in fiscal 2006. The Company has created early response teams to assess and coordinate clean up efforts should some stores be impacted by storms. The Company has also redesigned certain store features to lessen the impact of storms and has equipment available to assist in the efforts to ready the stores for normal operations.

Off-Balance-Sheet Arrangements

The Company is a guarantor on a $54.3 million loan commitment for a joint venture as of April 29, 2006. At April 29, 2006, the joint venture had $46.6 million outstanding on the loan. The loan is collateralized by a mall in Yuma, Arizona with a book value of $55.0 million at April 29, 2006.

The Company is a guarantor on a $185 million loan commitment with another joint venture as of April 29, 2006. The Company is a guarantor on up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall currently under construction in Bonita Springs, Florida provides collateral for the loan. The loan had an outstanding balance of $98.5 million as of April 29, 2006.

Index

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows

Forward-Looking Information

The foregoing contains certain “forward-looking statements” within the definition of federal securities laws. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Statements made regarding the Company’s merchandise strategies, funding of cyclical working capital needs, store opening schedule and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2006 are forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption “Risk Factors” above. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Index

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

As of April 29, 2006, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 29, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 5, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 29, 2006 through February 25, 2006	-	$-	-	$115,236,970
February 26, 2006 through April 1, 2006	-	-	-	115,236,970
April 2, 2006 through April 29, 2006	133,500	24.96	133,500	111,904,853
Total	133,500	$24.96	133,500	$111,904,853

Index

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

None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Three Months Ended		Fiscal Years Ended
April 29, 2006	April 30, 2005	January 28, 2006	January 29, 2005	January 31, 2004	February 3, 2003	February 2, 2002
4.32	2.82	2.02	2.11	1.07	1.94	1.52

Item 6. Exhibits

Number	Description

12	Statement re: Computation of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: June 5, 2006	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)