Form 10-Q
period 2006-07-29
DILLARDS INC
filed 2006-09-07
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006.

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of July 29, 2006	75,540,450
CLASS B COMMON STOCK as of July 29, 2006	4,010,929

Index

DILLARD’S, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 29, 2006	January 28, 2006	July 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$145,351	$299,840	$177,393
Accounts receivable, net	12,236	12,523	8,933
Merchandise inventories	1,870,045	1,802,695	1,926,431
Other current assets	41,725	35,421	43,638

Total current assets	2,069,357	2,150,479	2,156,395

Property and Equipment, net	3,182,951	3,158,903	3,214,524
Goodwill	34,511	34,511	35,495
Other Assets	169,530	173,026	172,368

Total Assets	$5,456,349	$5,516,919	$5,578,782

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$913,116	$858,082	$894,834
Current portion of capital lease obligations	5,252	5,929	5,109
Current portion of long-term debt	100,606	198,479	148,982
Federal and state income taxes	26,529	84,902	91,768

Total current liabilities	1,045,503	1,147,392	1,140,693

Long-term Debt	1,058,636	1,058,946	1,159,242
Capital Lease Obligations	29,561	31,806	17,880
Other Liabilities	248,098	259,111	252,771
Deferred Income Taxes	456,212	479,123	482,869
Guaranteed Preferred Beneficial Interests in the
Company's Subordinated Debentures	200,000	200,000	200,000

Stockholders' Equity:
Common stock	1,196	1,193	1,188
Additional paid-in capital	759,505	749,068	743,635
Accumulated other comprehensive loss	(14,574)	(14,574)	(13,333)
Retained earnings	2,485,180	2,414,491	2,325,061
Less treasury stock, at cost	(812,968)	(809,637)	(731,224)

Total stockholders’ equity	2,418,339	2,340,541	2,325,327

Total Liabilities and Stockholders’ Equity	$5,456,349	$5,516,919	$5,578,782

See notes to consolidated financial statements.

Index

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Sales	$1,687,757	$1,691,878	$3,525,219	$3,494,877
Service Charges, Interest and Other Income	60,811	36,596	102,371	72,330

	1,748,568	1,728,474	3,627,590	3,567,207
Costs and Expenses:
Cost of sales	1,122,273	1,144,025	2,301,710	2,314,297
Advertising, selling, administrative and general expenses	510,636	484,727	1,005,246	982,026
Depreciation and amortization	73,995	75,853	147,385	150,420
Rentals	11,600	10,069	23,191	20,605
Interest and debt expense	24,587	27,242	48,197	53,442
Asset impairment and store closing charges	-	5,962	-	6,381

Total Costs and Expenses	1,743,091	1,747,878	3,525,729	3,527,171

Income (Loss) Before Income Taxes (Benefit)	5,477	(19,404)	101,861	40,036
Income Taxes (Benefit)	(10,250)	(7,065)	24,815	14,335

Net Income (Loss)	15,727	(12,339)	77,046	25,701

Retained Earnings at Beginning of Period	2,472,635	2,340,704	2,414,491	2,305,993
Cash Dividends Declared	(3,182)	(3,304)	(6,357)	(6,633)

Retained Earnings at End of Period	$2,485,180	$2,325,061	$2,485,180	$2,325,061

Earnings (Loss) Per Share:
Basic	$0.20	$(0.15)	$0.97	$0.31

Diluted	$0.20	$(0.15)	$0.97	$0.31

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.08	$0.08

See notes to consolidated financial statements.

Index

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 29, 2006	July 30, 2005

Operating Activities:
Net income	$77,046	$25,701
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	148,436	151,780
Share-based compensation	766	-
Excess tax benefits from share-based compensation	(680)	-
Gain on sale of property and equipment	(1,527)	(3,354)
Gain on sale of joint venture	(13,810)	-
Asset impairment and store closing charges	-	6,381
Changes in operating assets and liabilities:
Decrease in accounts receivable	286	718
Increase in merchandise inventories and other current assets	(73,653)	(184,477)
(Increase) decrease in other assets	(29,053)	8,111
Decrease in trade accounts payable and accrued expenses, other liabilities and income taxes	(37,085)	(4,211)

Net cash provided by operating activities	70,726	649

Investing Activities:
Purchases of property and equipment	(170,965)	(197,817)
Proceeds from sale of joint venture	19,990	-
Proceeds from hurricane insurance	25,317	-
Proceeds from sale of property and equipment	1,562	11,098

Net cash used in investing activities	(124,096)	(186,719)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(101,105)	(108,348)
Proceeds from issuance of common stock	8,995	2,652
Excess tax benefits from share-based compensation	680	-
Cash dividends paid	(6,357)	(6,633)
Purchase of treasury stock	(3,332)	(22,456)

Net cash used in financing activities	(101,119)	(134,785)

Decrease in Cash and Cash Equivalents	(154,489)	(320,855)
Cash and Cash Equivalents, Beginning of Period	299,840	498,248

Cash and Cash Equivalents, End of Period	$145,351	$177,393

Non-cash transactions:
Tax benefit from exercise of stock options	$-	$1,366
Capital lease transactions	-	229
Accrued capital expenditures	23,852	20,976

See notes to consolidated financial statements.

Index

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

Note 2. Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. Prior to January 29, 2006, the Company accounted for those plans pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion No. 25”) using the intrinsic value method, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. No compensation expense has been recorded in the consolidated financial statements for the three and six months ended July 30, 2005 as all options were granted at not less than fair market value on the date of grant. Effective January 29, 2006, the Company adopted Statement No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”), using the modified-prospective transition method. Under this transition method, all forms of share-based payments to employees, including employee stock options, granted prior to but not yet vested as of January 29, 2006 are treated as compensation and recognized in the income statement based on their estimated fair values under the original provisions of SFAS No. 123, and all share-based payments granted on or subsequent to January 29, 2006 are treated as compensation and recognized in the income statement based on their estimated fair values in accordance with the provisions of SFAS No. 123-R. Results for prior periods have not been restated.

Upon adoption of SFAS No. 123-R, the Company elected to continue to value its share-based payment transactions using a Black-Scholes option pricing model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123-R, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the first and second quarters of 2006 have been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for stock option awards granted on or after January 29, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by the Company for purposes of its pro forma disclosures under SFAS No. 123.

As a result of adopting SFAS No. 123-R, the Company recognized additional compensation expense for the three and six months ended July 29, 2006 of $234,000 and $766,000, respectively. At July 29, 2006, there was $329,000 of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2.0 years. Beginning in the first quarter of 2006 in accordance with SFAS No. 123-R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

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

Index

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Income (Loss):
As reported	$15,727	$(12,339)	$77,046	$25,701
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	147	-	480	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(147)	(361)	(480)	(756)
Pro forma	$15,727	$(12,700)	$77,046	$24,945
Basic Earnings (Loss) Per Share:
As reported	$0.20	$(0.15)	$0.97	$0.31
Pro forma	0.20	(0.15)	0.97	0.30
Diluted Earnings (Loss) Per Share:
As reported	$0.20	$(0.15)	$0.97	$0.31
Pro forma	0.20	(0.15)	0.97	0.30

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Risk-free interest rate	-	-	-	5.00%
Expected option life (years)	-	-	-	2.0
Expected volatility	-	-	-	37.6%
Expected dividend yield	-	-	-	0.66%

There were no stock options granted during the six months ended July 29, 2006. The weighted average fair value of options granted during the six months ended July 30, 2005 was $5.81. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions for the six months ended July 29, 2006 and July 30, 2005 are summarized as follows:

	Six Months Ended
	July 29, 2006		July 30, 2005
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period, as adjusted A	8,319,953	25.87	5,785,706	25.69
Granted	-	-	3,073	24.08
Exercised	(310,326)	22.51	(260,175)	25.06
Forfeited	(731,868)	27.48	(722,050)	39.44
Outstanding, end of period	7,277,759	$25.85	4,806,554	$24.45
Options exercisable at period end	6,932,084	$25.95	3,835,604	$24.56

A
The Company determined that reload option grants (3,220,362 shares and 1,940,697 shares at January 28, 2006 and January 29, 2005, respectively) had been inadvertently excluded from prior period disclosures. The stock option activity disclosure for prior periods has been adjusted to reflect the reload option activity. Reload option activity had been properly included in the diluted earnings per share calculation and thus the omission of the reload activity in the stock option activity disclosure did not have an effect on net income, basic earnings per share or diluted earnings per share for the three and six months ended June 30, 2005.

Index

The intrinsic value of stock options exercised during the six months ended July 29, 2006 was $1.9 million. The intrinsic value of outstanding stock options at July 29, 2006 was $30.1 million. At July 29, 2006, the intrinsic value of exercisable options was $28.1 million.

The following table summarizes information about stock options outstanding at July 29, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.44	116	1.38	$10.44	116	$10.44
$24.01 - $26.57	7,007,324	6.30	25.69	6,661,649	25.77
$27.19 - $30.47	270,319	2.21	30.23	270,319	30.23
	7,277,759	6.14	$25.85	6,932,084	$25.95

Note 3. Asset Impairment and Store Closing Charges

During the three months ended July 30, 2005, the Company recorded pretax expense of $6.0 million for asset impairment. This charge related to the write-down to fair value for two stores that were scheduled to close during the third quarter of 2005.

During the six months ended July 30, 2005, the Company recorded pretax expense of $6.4 million for asset impairment and store closing costs. The expense included a $6.0 million write-down to fair value for the stores noted above and a $0.4 million future lease obligation on a store closed during the first quarter of 2005.
There were no impairment charges recorded during the three and six months ended July 29, 2006.

The following is a summary of the activity in the reserve established for asset impairment and store closing charges for the six months ended July 29, 2006:

(in thousands)	Balance January 28,2006	Charges	Cash Payments	Balance July 29, 2006
Rent, property taxes and utilities	$4,281	$-	$589	$3,692

The store closing reserves are included in trade accounts payable and accrued expenses and other liabilities.

Note 4. Note Repurchase

During the six months ended July 30, 2005, the Company repurchased $15.4 million of its outstanding unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027. A pretax loss of $0.5 million recorded within interest expense resulted from the repurchase of the unsecured notes during the six months ended July 30, 2005. No debt was repurchased during the quarter ended July 30, 2005 or the three and six months ended July 29, 2006.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

Index

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Basic:
Net income (loss)	$15,727	$(12,339)	$77,046	$25,701

Weighted average shares of common stock outstanding	79,418	82,688	79,372	82,956

Basic Earnings (Loss) Per Share	$0.20	$(0.15)	$0.97	$0.31

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Diluted:
Net income (loss)	$15,727	$(12,339)	$77,046	$25,701

Weighted average shares of common stock outstanding	79,418	82,688	79,372	82,956
Stock options	738	-	397	237
Total weighted average equivalent shares	80,156	82,688	79,769	83,193

Diluted Earnings (Loss) Per Share	$0.20	$(0.15)	$0.97	$0.31

Options to purchase 254,422 shares of Class A common stock at prices ranging from $29.69 to $30.47 per share during the three months ended July 29, 2006 were not included in the computation of diluted earnings per share because they would be antidilutive. No stock options were included in the three months ended July 30, 2005 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists only of the minimum pension liability, which is calculated annually in the fourth quarter. Comprehensive income (loss) is the same as reported net income (loss) for the three and six months ended July 29, 2006 and July 30, 2005.

Note 7. Commitments and Contingencies

On July 29, 2002, a Class Action Complaint (followed on December 13, 2004 by a Second Amended Class Action Complaint) was filed in the United States District Court for the Southern District of Ohio against the Company, the Mercantile Stores Pension Plan (the “Plan”) and the Mercantile Stores Pension Committee (the “Committee”) on behalf of a putative class of former Plan participants. The complaint alleged that certain actions by the Plan and the Committee violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of amendments made to the Plan that allegedly were either improper and/or ineffective and as a result of certain payments made to certain beneficiaries of the Plan that allegedly were improperly calculated and/or discriminatory on account of age. The Second Amended Complaint did not specify any liquidated amount of damages sought and sought recalculation of certain benefits paid to putative class members.

During the 13 weeks ended July 29, 2006, the Company signed a memorandum of understanding for $35.0 million to settle the case and, accordingly, accrued an additional $21.7 million ($13.6 million after-tax or $0.17 per diluted share) regarding the case in trade accounts payable and accrued expenses. The settlement is still pending court approval. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the $35.0 million tentative settlement and additional damages. The liability accrued for does not include any potential reimbursement amount from the actuarial firm.

Index

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

The Company is a co-guarantor of a $185 million loan commitment with a joint venture as of July 29, 2006 with the Company being a guarantor of up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall currently under construction in Bonita Springs, Florida provides collateral for the loan. The loan had an outstanding balance of $145.4 million as of July 29, 2006.

At July 29, 2006, letters of credit totaling $74.3 million were issued under the Company’s $1.2 billion line of credit facility.

Note 8. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and is allocated to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions of $0.9 million and $1.8 million during the three and six months ended July 29, 2006, respectively. The Company expects to make a contribution to the pension plan of approximately $3.2 million for the remainder of fiscal 2006.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Components of net periodic benefit costs:
Service cost	$545	$498	$1,091	$997
Interest cost	1,349	1,189	2,698	2,378
Net actuarial gain	504	393	1,008	785
Amortization of prior service cost	157	157	313	313
Net periodic benefit costs	$2,555	$2,237	$5,110	$4,473

Note 9. Recently Issued Accounting Standards

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

Index

Note 10. Revolving Credit Agreement

During the three months ended July 29, 2006, the Company extended the expiration date on its revolving credit agreement (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) by one year. At July 29, 2006, the Company maintained a $1.2 billion revolving credit facility with JPMorgan as agent for the banks. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.0% (currently 6.36%) subject to certain availability thresholds as defined in the credit agreement. At July 29, 2006, letters of credit totaling $74.3 million were issued under the $1.2 billion revolving credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.059 billion at July 29, 2006) leaving unutilized availability under the facility of $985 million. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2011. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11. Share Repurchase Program

During the six months ended July 29, 2006, the Company repurchased 133,500 shares of Class A common stock for $3.3 million under its $200 million program, which was authorized by the board of directors in May of 2005. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at July 29, 2006.

During the six months ended July 30, 2005, the Company repurchased 665,000 shares for $16.1 million which completed the remaining authorized repurchase of Class A Common Stock under its $200 million program approved by the board of directors in May of 2000. Repurchases totaling 932,000 shares during the three and six months ended July 30, 2005 under the 2000 and 2005 plans totaled $22.5 million.

Note 12. Other Revenue

During the three months ended July 29, 2006, the Company sold its interest in an unconsolidated joint venture, Yuma Palms, for $20.0 million. The Company recorded a pretax gain of $13.5 million related to the sale in service charges, interest and other income.

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

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price. We seek to deliver a high level of profitability and cash flow. Noteworthy items for the three months ended July 29, 2006 include the following:

•	Net income was $15.7 million compared to a net loss of $12.3 million for the three months ended July 30, 2005.

•	Gross profit improved 110 basis points of sales compared to the three months ended July 30, 2005.

•	A pretax gain of $13.5 million ($8.5 million after-tax or $0.11 per basic and diluted share) was recognized relating to the sale of our interest in a mall joint venture.

•	Settlement proceeds of $6.5 million ($4.0 million after-tax or $0.05 per diluted share) were received from the Visa Check/MasterMoney Antitrust litigation.

Index

•	A pretax charge of $21.7 million ($13.6 million after-tax or $0.17 per diluted share) was recognized for a memorandum of understanding reached in a current litigation case.

•
An income tax benefit of approximately $5.8 million ($0.07 per diluted share) was recognized for the change in a capital loss valuation allowance due to capital gain income during the quarter, and $6.5 million ($0.08 per diluted share) was recognized due to the release of tax reserves.

•	Debt of $97.9 million was repaid.

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

•	Success of brand - The success of our exclusive brand merchandise is dependent upon customer fashion preferences.
•	Store growth - Our growth is dependent on a number of factors which could prevent the opening of new stores, such as identifying suitable markets and locations.
•	Sourcing - Store merchandise is dependent upon adequate and stable availability of materials and production facilities from which we source our merchandise.

2006 Guidance

A summary of guidance on key financial measures for 2006, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below. See “forward-looking information” below.

(In millions of dollars)	2006 Estimated	2005 Actual

Depreciation and amortization	$300	$302
Rental expense	57	48
Interest and debt expense	97	106
Capital expenditures	340	456

General

Net Sales. Net Sales includes sales of comparable stores, non-comparable stores and lease income on leased departments. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service Charges, Interest and Other Income. Service charges, interest and other income includes income generated through a long-term marketing and servicing alliance between GE and us that began November 1, 2004 with an initial term of 10 years with an option to renew. GE owns the accounts and balances generated by Dillard’s private label credit cards during the term of the alliance and provides all key customer service functions supported by ongoing credit marketing efforts. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

Index

Cost of sales. Cost of sales includes the cost of merchandise sold net of purchase discounts, bank card fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

Advertising, selling, administrative and general expenses. Advertising, selling, administrative and general expenses includes buying, occupancy, selling, distribution, warehousing, store and corporate expenses (including payroll and employee benefits), insurance, employment taxes, advertising, management information systems, legal, bad debt costs and other corporate level expenses. Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Depreciation and amortization. Depreciation and amortization includes depreciation and amortization on property and equipment.

Rentals. Rentals includes expenses for store leases and data processing and equipment rentals.

Interest and debt expense. Interest and debt expense includes interest relating to our unsecured notes, mortgage notes, credit card receivables financing, Guaranteed Beneficial Interests in the Company’s Subordinated Debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

Asset impairment and store closing charges. Asset impairment and store closing charges consists of write downs to fair value of under-performing properties and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these estimates and assumptions under different conditions.

Our management believes the following critical accounting policies significantly affect its judgments and estimates used in preparation of the consolidated financial statements.

Merchandise inventory. Approximately 98% of the inventories are valued at the lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued by the specific identified cost method.

Revenue recognition. We recognize revenue upon the sale of merchandise to our customers, net of anticipated returns. The provision for sales returns is based upon historical evidence of our return rate. We recorded an allowance for sales returns of $8.2 million as of July 29, 2006 and July 30, 2005. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the three and six months ended July 29, 2006 and July 30, 2005.

Index

Merchandise vendor allowances.  We receive concessions from our merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other merchandise vendor allowances are recognized as a reduction of cost purchases when received. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. The amounts recognized as a reduction in cost of sales have not varied significantly during the three and six months ended July 29, 2006 and July 30, 2005.

Insurance accruals. Our consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. We estimate the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the three and six months ended July 29, 2006 and July 30, 2005.

Finite-lived assets. Our judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	Significant changes in the manner of our use of assets or the strategy for the overall business;
•	Significant negative industry or economic trends; or
•	Store closings.

We perform an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. We currently have 15 stores that based on current cash flow projections are not impaired but do have recovery periods that extend a number of years. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Goodwill. We evaluate goodwill annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

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

Income taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

Our income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits our federal income tax return annually. We reserve for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon our best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, for which reserves have been recorded, it may be several years before the final resolution is achieved.

Index

Discount rate. The discount rate that we utilize for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 5.60% as of January 28, 2006 from 5.50% as of January 29, 2005. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $9 million.

Seasonality and Inflation

Our business, like many other retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last quarter of each fiscal year due to the holiday season. Because of the seasonality of our business, results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by such factors in the future.

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	67.6	65.3	66.2
Gross profit	33.5	32.4	34.7	33.8

Advertising, selling, administrative and general expenses	30.3	28.6	28.5	28.1
Depreciation and amortization	4.4	4.5	4.2	4.3
Rentals	0.7	0.6	0.7	0.6
Interest and debt expense	1.5	1.6	1.4	1.5
Asset impairment and store closing charges	0.0	0.4	0.0	0.2
Total operating expenses	36.9	35.7	34.8	34.7
Service charges, interest and other income	3.6	2.2	2.9	2.1
Income (loss) before income taxes	0.2	(1.1)	2.8	1.2
Income taxes (benefit)	(0.6)	(0.4)	0.7	0.5
Net income (loss)	0.8%	(0.7)%	2.1%	0.7%

Index

Net Sales

The percent change by category in our sales for the three and six months ended July 29, 2006 compared to the three and six months ended July 30, 2005 is as follows:

	% Change 06-05
	Three Months	Six Months
Cosmetics	1.9%	1.1%
Ready-to-Wear	-3.8%	-2.9%
Lingerie and Accessories	4.4%	6.2%
Juniors’ Clothing	-0.1%	-0.7%
Children’s Clothing	-9.7%	-7.2%
Men’s Clothing	1.4%	3.3%
Shoes	2.1%	3.8%
Decorative Home Merchandise	-2.4%	1.5%
Furniture	6.8%	9.7%

The percent change by region in our total sales for the three and six months ended July 29, 2006 compared to the three and six months ended July 30, 2005 is as follows:

	% Change 06-05
	Three Months	Six Months
Eastern	-0.6%	1.2%
Central	-1.6%	-0.5%
Western	4.0%	4.8%

Net sales were unchanged on a percentage basis in both total and comparable stores for the three months ended July 29, 2006 compared to the three months ended July 30, 2005. Sales were strongest in furniture where performance significantly exceeded our total trend for the period, particularly in areas recovering from the hurricanes of 2005. Sales were weakest in children’s clothing, which was significantly below trend for the period.

During the quarter ended July 29, 2006, net sales were strongest in the Western region, where performance exceeded our total trend for the period. Net sales were consistent with trend in the Eastern region and slightly below trend in the Central region.

Net sales increased 1% for the six-month period ended July 29, 2006 compared to the same period in 2005 in both total and comparable stores.

Storewide sales penetration of exclusive brand merchandise for the six-month period ended July 29, 2006 was 23.4% compared to 22.8% during the six-month period ended July 30, 2005.

Cost of Sales

Cost of sales, as a percentage of net sales, decreased to 66.5% for the three months ended July 29, 2006, from 67.6% for the three months ended July 30, 2005. This decrease of 110 basis points in cost of sales for the three months ended July 29, 2006 is attributable to lower levels of markdown activity partially offset by lower levels of markups as customers responded positively to improved merchandise selections early in the season compared to the same period in 2005. The lower level of markdowns decreased cost of sales by 2.25% of sales while lower levels of markups partially offset this by increasing cost of sales by 1.12% of sales. All product categories had increased gross margins during the second quarter of 2006 except men’s clothing and decorative home merchandise, which experienced a slight decline in gross margins, and shoes, which remained unchanged for the period. Gross margin improvement was particularly strong in juniors’ clothing, which increased over four percentage points of sales compared to the second quarter of 2005.

Index

Cost of sales, as a percentage of net sales, decreased to 65.3% for the six months ended July 29, 2006, from 66.2% for the six months ended July 30, 2005. Lower levels of markdown activity decreased cost of sales by 1.69% of sales while lower levels of markups partially offset this decrease in cost of sales by 0.76% of sales. Improved gross margins were noted in all product categories except men’s clothing, which experienced a slight decline for the period, and decorative home merchandise, which experienced a substantial decline in gross margin for the period.

Merchandise inventory decreased 3% at July 29, 2006 compared to inventory at July 30, 2005 in both total and comparable stores due to lower levels of purchases during the three and six months ended July 29, 2006 compared with the same period in 2005.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general (“SG&A”) expenses increased $25.9 million for the three months ended July 29, 2006 compared with the three months ended July 30, 2005. The increase was driven by a pretax charge of $21.7 million for a preliminary settlement agreement reached during the period in a current lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants. Increases in payroll ($5.9 million) and utilities ($4.3 million) partially offset by a decrease in advertising expense ($7.6 million) also attributed to the change. SG&A expenses as a percentage of net sales increased to 30.3% for the three months ended July 29, 2006 from 28.6% for the three months ended July 30, 2005.

The comparable relationship between SG&A expenses and net sales for the six months ended July 29, 2006 and July 30, 2005 was 28.5% and 28.1%, respectively. SG&A expenses increased $23.2 million for the six months ended July 29, 2006 compared with the comparable period in 2005. The primary reason for the increase was the $21.7 million preliminary settlement agreement charge relating to the Mercantile Stores Pension Plan. Increases in payroll ($10.9 million) and utilities ($6.9 million) partially offset by a decrease in advertising expense ($15.5 million) also contributed to the increase.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of net sales was 4.4% for the three-month period ended July 29, 2006 compared to 4.5% for the similar period in 2005. Depreciation and amortization expense as a percentage of net sales was 4.2% for the six months ended July 29, 2006 compared to 4.3% for the similar period in 2005. Depreciation expense decreased $1.9 million and $3.0 million for the three and six months ended July 29, 2006 compared to the similar periods in 2005, respectively.

Rentals

Rentals, as a percentage of net sales, was 0.7% for the three and six months ended July 29, 2006 compared to 0.6% for the same three and six months in 2005. Rentals increased $1.5 million and $2.6 million for the three and six-month periods ended July 29, 2006 compared to the same periods in 2005, respectively. The increase in rentals is due to higher data processing and equipment rentals.

Interest and Debt Expense

Interest and debt expense was $24.6 million for the three-month period ended July 29, 2006 compared with $27.2 million for the similar period in 2005. Interest and debt expense declined $2.6 million during the three-month period ended July 29, 2006 compared to the three-month period ended July 30, 2005 as a result of lower debt levels. Average debt outstanding declined approximately $145 million during the second quarter of fiscal 2006 compared to 2005. The debt reduction was due to normal maturities of various outstanding notes.

Interest and debt expense was $48.2 million for the six-month period ended July 29, 2006 compared with $53.4 million for the similar period in 2005. The decline in interest and debt expense in 2006 was due to normal maturities and repurchases of various outstanding notes.

Asset Impairment and Store Closing Charges

During the three months ended July 30, 2005, we recorded pretax expense of $6.0 million for asset impairment and store closing charges. This charge relates to a write-down to fair value for two stores that were scheduled to close during the third quarter of 2005.

Index

During the six months ended July 30, 2005, we recorded pretax expense of $6.4 million for asset impairment and store closing costs. The expense includes a $6.0 million write-down to fair value for the stores noted above and a $0.4 million future lease obligation on a store closed during the first quarter of 2005.

There were no impairment and store closing charges recorded during the three and six months ended July 29, 2006.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended July 29, 2006 increased to $60.8 million or 3.6% of net sales compared to $36.6 million or 2.2% of net sales for the three months ended July 30, 2005. Income from the marketing and servicing alliance with GE increased $6.2 million to $31.1 million for the three months ended July 29, 2006.

Also during the three months ended July 29, 2006, we sold our interest in the Yuma Palms joint venture for $20.0 million. We recorded a pretax gain of $13.5 million related to the sale in service charges, interest and other income.

We are a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. We received and recorded $6.5 million ($4.0 million after tax) as our share of the proceeds from the settlement during the three months ended July 29, 2006. This amount is recorded in service charges, interest and other income.

Service charges, interest and other income for the six months ended July 29, 2006 increased to $102.4 million or 2.9% of net sales compared to $72.3 million or 2.1% of net sales for the six months ended July 30, 2005. Income from the marketing and servicing alliance with GE increased $12.8 million to $62.2 million for the six months ended July 29, 2006. The same factors above also apply to this period, with a pretax gain recorded relating to the sale of a joint venture of $13.5 million along with Visa Check/MasterMoney Antitrust litigation proceeds of $6.5 million.

Income Taxes

The federal and state income tax rates were approximately (187.1%) and 36.4% for the three months ended July 29, 2006 and July 30, 2005, respectively. During the three months ended July 29, 2006, income taxes included recognition of tax benefits of approximately $5.8 million for the change in a capital loss valuation allowance due to capital gain income and $6.5 million due to the release of tax reserves. These changes resulted from resolution of various federal and state income tax issues.

The federal and state income tax rates for the six months ended July 29, 2006 and July 30, 2005 were approximately 24.4% and 35.8%, respectively. During the six months ended July 29, 2006, income taxes included recognition of tax benefits of approximately $5.8 million for the change in a capital loss valuation allowance due to capital gain income and $7.5 million due to the release of tax reserves. These changes resulted from resolution of various federal and state income tax issues.

Our income tax rate for the remainder of fiscal 2006 is dependent upon results of operations and may change if the results for fiscal 2006 are different from current expectations. We currently estimate that our effective tax rate for the remainder of fiscal 2006 will approximate 37.4%.

Index

Financial Condition

Financial Position Summary

(in thousands of dollars)	July 29, 2006	January 28, 2006	$ Change	% Change

Cash and cash equivalents	$145,351	$299,840	(154,489)	-51.5
Current portion of long-term debt	100,606	198,479	(97,873)	-49.3
Long-term debt	1,058,636	1,058,946	(310)	0.0
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,418,339	2,340,541	77,798	3.3

Current ratio	1.98	1.87
Debt to capitalization	36.0%	38.4%

(in thousands of dollars)	July 29, 2006	July 30, 2005	$ Change	% Change

Cash and cash equivalents	$145,351	$177,393	(32,042)	-18.1
Current portion of long-term debt	100,606	148,982	(48,376)	-32.5
Long-term debt	1,058,636	1,159,242	(100,606)	-8.7
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,418,339	2,325,327	93,012	4.0

Current ratio	1.98	1.89
Debt to capitalization	36.0%	39.3%

Net cash flows from operations for the six months ended July 29, 2006 plus the beginning cash on hand were adequate to fund our operations for the period. Cash flows from operations increased from 2005 levels due primarily to a $110.8 million increase related to changes in merchandise inventories and other current assets in the current year compared with the prior year and a $37.5 million increase in net income (net of the gain on the sale of a joint venture) compared with the prior year. These increases were partially offset by a $32.9 million decrease related to changes in trade accounts payable and accrued expenses, other liabilities and income taxes in the current year compared with the prior year as well as a $37.2 million decrease related to changes in other assets in the current year compared with prior year.

Capital expenditures were $171.0 million for the six months ended July 29, 2006 compared to $197.8 million for the six months ended July 30, 2005. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the six months ended July 29, 2006, we opened three new stores: Southaven Towne Center in Southaven, Mississippi, The Summit Sierra in Reno, Nevada and The Mall at Turtle Creek in Jonesboro, Arkansas. These three stores totaled approximately 510,000 square feet. We closed four stores in the same period totaling 583,000 square feet. Jamestown Mall in St. Louis, Missouri and our Rolling Acres location in Akron, Ohio are both scheduled to close in the third quarter of 2006. In August of 2006, Aurora Mall, a replacement store in Aurora, Colorado, opened totaling 180,000 square feet. We plan to open four additional stores in fiscal 2006 totaling 433,000 square feet, net of replacement square footage.

Capital expenditures for fiscal 2006 are expected to be approximately $340 million compared to actual expenditures of $456 million for fiscal 2005. This decrease is due to the planned construction of fewer stores and purchase of less equipment for fiscal 2006 than in fiscal 2005. Historically, we have financed such capital expenditures with cash flow from operations. We believe that we will continue to finance capital expenditures in this manner during fiscal 2006.

For the six months ended July 29, 2006, we recorded a gain from the sale of a joint venture of 13.5 million with proceeds of $20.0 million. In the same period, we also recorded a gain on the sale of property and equipment of $1.5 million and received proceeds of $1.6 million. Relative to the damage caused by the 2005 hurricanes, we received insurance proceeds of $25.3 million in partial settlement with our insurance carriers during the six months ended July 29, 2006.

Index

Cash used in financing activities for the six months ended July 29, 2006 totaled $101.1 million compared to cash used of $134.8 million for the six months ended July 30, 2005. During the six months ended July 30, 2005, we repurchased $15.4 of our outstanding unsecured notes prior to their related maturity dates. No debt was repurchased during the six months ended July 29, 2006. During the six months ended July 29, 2006 and July 30, 2005, we made principal payments on long-term debt (including debt repurchases) and capital leases of $101.1 million and 108.3 million, respectively.

During the six months ended July 29, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under its $200 million program, which was authorized by the board of directors in May of 2005. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at July 29, 2006.

During the six months ended July 30, 2005, the Company repurchased 665,000 shares for $16.1 million, which completed the remaining authorized, repurchase of Class A Common Stock under its $200 million program approved by the board of directors in May of 2000. Repurchases totaling 932,000 shares during the three and six months ended July 30, 2005 under the 2000 and 2005 plans totaled $22.5 million.

We had cash on hand of $145 million as of July 29, 2006. During fiscal 2006, we expect to finance our capital expenditures and our working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. As part of our overall liquidity management strategy and for peak working capital requirements, we have a $1.2 billion credit facility. During the three months ended July 29, 2006, we extended the expiration date on our revolving credit by one year. At July 29, 2006, letters of credit totaling $74.3 million were issued under the $1.2 billion revolving credit agreement. The Company expects peak funding requirements of approximately $150 million during 2006. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain of our subsidiaries (approximately $1.059 billion at July 29, 2006) leaving unutilized availability under the facility of $985 million. Depending on conditions in the capital markets and other factors, we will from time to time consider possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under the caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Hurricane Update

Four stores remain closed as a result of Hurricane Katrina and Hurricane Rita. These stores are located in the New Orleans area (two stores), Biloxi, Mississippi and Port Arthur, Texas. We plan to open our Oakwood Mall location in Gretna, Louisiana in August and our Central Mall location in Port Arthur, Texas in mid-October. Details regarding the remaining store in the New Orleans area and the Biloxi, Mississippi store are still being determined.

Property and merchandise losses in the affected stores are covered by insurance. Insurance proceeds related to the hurricanes of $20.7 million were received during the three months ended July 29, 2006. We received insurance proceeds of $25.3 million for the six months ended July 29, 2006. We expect additional insurance recoveries during the remainder of fiscal 2006 as construction is completed on damaged stores and a final settlement is reached with the insurance carriers.

We have approximately 90 stores along the Gulf and Atlantic coasts that will not be covered by third party insurance but will rather be self-insured for property and merchandise losses related to “named storms” in fiscal 2006. Therefore, repair and replacement costs will be borne by us for damage to any of these stores from “named storms” in fiscal 2006. We have created early response teams to assess and coordinate cleanup efforts should some stores be impacted by storms. We have also redesigned certain store features to lessen the impact of storms and have equipment available to assist in the efforts to ready the stores for normal operations.

Off-Balance-Sheet Arrangements

We are a co-guarantor of a $185 million loan commitment with a joint venture as of July 29, 2006 of which we are a guarantor of up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall currently under construction in Bonita Springs, Florida provides collateral for the loan. The loan had an outstanding balance of $145.4 million as of July 29, 2006.

Index

We do not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt the new requirements in our fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have not yet determined the impact, if any, of adopting FIN 48 on our consolidated financial statements.

Forward-Looking Information

This report contains certain “forward-looking statements” within the definition of federal securities laws. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Statements made regarding the Company’s merchandise strategies, funding of cyclical working capital needs, store opening schedule and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2006 are forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed or implied in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Index

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

As of July 29, 2006, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 29, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company’s prior reports, on July 29, 2002, a Class Action Complaint (followed on December 13, 2004 by a Second Amended Class Action Complaint) was filed in the United States District Court for the Southern District of Ohio against the Company, the Mercantile Stores Pension Plan (the “Plan”) and the Mercantile Stores Pension Committee (the “Committee”) on behalf of a putative class of former Plan participants. The complaint alleged that certain actions by the Plan and the Committee violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of amendments made to the Plan that allegedly were either improper and/or ineffective and as a result of certain payments made to certain beneficiaries of the Plan that allegedly were improperly calculated and/or discriminatory on account of age. The Second Amended Complaint did not specify any liquidated amount of damages sought and sought recalculation of certain benefits paid to putative class members.

During the 13 weeks ended July 29, 2006, the Company signed a memorandum of understanding for $35.0 million to settle the case and, accordingly, accrued an additional $21.7 million ($13.6 million after-tax or $0.17 per diluted share) regarding the case. The settlement is still pending court approval. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the $35.0 million tentative settlement and additional damages.

From time to time, the Company is involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 7, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 30, 2006 through May 27, 2006	-	$-	-	$111,904,853
May 28, 2006 through July 1, 2006	-	-	-	111,904,853
July 2, 2006 through July 29, 2006	-	-	-	111,904,853
Total	-	$-	-	$111,904,853

Index

In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 20, 2006. The matters submitted to a vote of the stockholders were as follows:

	Votes For	Votes Against	Votes Abstained

Election of Directors

Class A Nominees
Robert C. Connor	59,502,307	9,389,991	0
Will D. Davis	59,492,989	9,399,309	0
John Paul Hammerschmidt	62,904,213	5,988,085	0
Peter Johnson	63,062,628	5,829,670	0

Class B Nominees
Drue Corbusier	3,998,568	0	0
Alex Dillard	3,998,568	0	0
William Dillard, II	3,998,568	0	0
Mike Dillard	3,998,568	0	0
James I. Freeman	3,998,568	0	0
Warren A. Stephens	3,998,568	0	0
William H. Sutton	3,998,568	0	0
J. C. Watts	3,998,568	0	0

Other Proposals
Ratification of Auditors	72,256,326	283,523	0

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Six Months Ended		Fiscal Years Ended

July 29, 2006	July 30, 2005	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002

2.71	1.58	2.02	2.11	1.07	1.94	1.52

Index

Item 6. Exhibits

Number	Description

10.1*
Third Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

10.2*
Fourth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).

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

DILLARD'S, INC.
(Registrant)

Date: September 7, 2006	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)