Form 10-Q
period 2006-10-28
DILLARDS INC
filed 2006-12-06
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of December 4, 2006	76,091,073
CLASS B COMMON STOCK as of December 4, 2006	4,010,929

Index

DILLARD’S, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DILLARD'S, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	October 28, 2006	January 28, 2006	October 29, 2005
Assets
Current Assets:
Cash and cash equivalents	$95,039	$299,840	$73,518
Accounts receivable, net	10,733	12,523	9,698
Merchandise inventories	2,392,557	1,802,695	2,411,654
Other current assets	40,339	35,421	66,819

Total current assets	2,538,668	2,150,479	2,561,689

Property and Equipment, Net	3,190,747	3,158,903	3,224,235
Goodwill	34,511	34,511	35,495
Other Assets	170,059	173,026	142,893

Total Assets	$5,933,985	$5,516,919	$5,964,312

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$1,373,358	$858,082	$1,423,694
Current portion of capital lease obligations	4,414	5,929	5,030
Current portion of long-term debt	200,620	198,479	98,698
Federal and state income taxes	19,333	84,902	80,965

Total current liabilities	1,597,725	1,147,392	1,608,387

Long-term Debt	956,775	1,058,946	1,159,096
Capital Lease Obligations	29,006	31,806	16,743
Other Liabilities	251,050	259,111	251,237
Deferred Income Taxes	467,389	479,123	486,789
Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures	200,000	200,000	200,000

Stockholders' Equity:
Common stock	1,198	1,193	1,189
Additional paid-in capital	762,782	749,068	744,768
Accumulated other comprehensive loss	(14,574)	(14,574)	(13,333)
Retained earnings	2,495,603	2,414,491	2,319,073
Less treasury stock, at cost	(812,969)	(809,637)	(809,637)

Total stockholders’ equity	2,432,040	2,340,541	2,242,060

Total Liabilities and Stockholders’ Equity	$5,933,985	$5,516,919	$5,964,312

See notes to consolidated financial statements.

Index

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Sales	$1,721,521	$1,727,106	$5,246,740	$5,221,983
Service Charges, Interest and Other Income	41,092	34,119	143,463	106,449

	1,762,613	1,761,225	5,390,203	5,328,432
Costs and Expenses:
Cost of sales	1,118,313	1,147,109	3,420,023	3,461,406
Advertising, selling, administrative and general expenses	513,182	506,966	1,518,428	1,488,992
Depreciation and amortization	73,557	75,814	220,942	226,234
Rentals	12,842	9,779	36,033	30,384
Interest and debt expense	23,435	25,746	71,632	79,188
Asset impairment and store closing charges	-	-	-	6,381

Total Costs and Expenses	1,741,329	1,765,414	5,267,058	5,292,585

Income (Loss) Before Income Taxes	21,284	(4,189)	123,145	35,847
Income Taxes (Benefit)	7,675	(1,510)	32,490	12,825

Net Income (Loss)	13,609	(2,679)	90,655	23,022
Retained Earnings at Beginning of Period	2,485,180	2,325,061	2,414,491	2,305,993
Cash Dividends Declared	(3,186)	(3,309)	(9,543)	(9,942)

Retained Earnings at End of Period	$2,495,603	$2,319,073	$2,495,603	$2,319,073

Earnings (Loss) Per Share:
Basic	$0.17	$(0.03)	$1.14	$0.28

Diluted	$0.17	$(0.03)	$1.13	$0.28

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.12	$0.12

See notes to consolidated financial statements.

Index

DILLARD’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	October 28, 2006	October 29, 2005

Operating Activities:
Net income	$90,655	$23,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	222,468	229,017
Share-based compensation	942	-
Excess tax benefits from share-based compensation	(1,233)	-
Asset impairment and store closing charges	-	6,381
Gain on sale of property and equipment	(2,590)	(3,354)
Gain on sale of joint venture	(13,810)	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,790	(47)
Increase in merchandise inventories and other current assets	(594,780)	(688,306)
(Increase) decrease in other assets	(4,739)	36,163
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	411,475	520,879

Net cash provided by operating activities	110,178	123,755

Investing Activities:
Purchases of property and equipment	(258,905)	(327,720)
Proceeds from sale of joint venture	19,990	-
Proceeds from hurricane insurance	25,317	-
Proceeds from sale of property and equipment	3,062	46,577

Net cash used in investing activities	(210,536)	(281,143)

Financing Activities:
Principal payments of long-term debt and capital lease obligations	(104,345)	(159,994)
Proceeds from issuance of common stock	11,544	3,462
Excess tax benefits from share-based compensation	1,233	-
Cash dividends paid	(9,543)	(9,942)
Purchase of treasury stock	(3,332)	(100,868)

Net cash used in financing activities	(104,443)	(267,342)

Decrease in Cash and Cash Equivalents	(204,801)	(424,730)
Cash and Cash Equivalents, Beginning of Period	299,840	498,248

Cash and Cash Equivalents, End of Period	$95,039	$73,518

Non-cash transactions:
Tax benefit from exercise of stock options	$-	$1,689
Capital lease transactions	-	229
Accrued capital expenditures	17,704	15,061

See notes to consolidated financial statements.

Index

DILLARD’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

Note 2.	Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. Prior to January 29, 2006, the Company accounted for those plans pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“Opinion No. 25”) using the intrinsic value method, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. No compensation expense has been recorded in the consolidated financial statements for the three and nine months ended October 29, 2005 as all options were granted at not less than fair market value on the date of grant. Effective January 29, 2006, the Company adopted Statement No. 123-R, Share-Based Payment (“SFAS No. 123-R”), using the modified-prospective transition method. Under this transition method, all forms of share-based payments to employees, including employee stock options, granted prior to but not yet vested as of January 29, 2006 are treated as compensation and recognized in the income statement based on their estimated fair values under the original provisions of SFAS No. 123, and all share-based payments granted on or subsequent to January 29, 2006 are treated as compensation and recognized in the income statement based on their estimated fair values in accordance with the provisions of SFAS No. 123-R. Results for prior periods have not been restated.

Upon adoption of SFAS No. 123-R, the Company elected to continue to value its share-based payment transactions using a Black-Scholes option pricing model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123-R, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the first, second and third quarters of 2006 have been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for stock option awards granted on or after January 29, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by the Company for purposes of its pro forma disclosures under SFAS No. 123.

As a result of adopting SFAS No. 123-R, the Company recognized additional compensation expense for the three and nine months ended October 28, 2006 of $176,000 and $942,000, respectively. At October 28, 2006, there was $154,000 of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 1.8 years. Beginning in the first quarter of 2006 in accordance with SFAS No. 123-R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

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

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Income (Loss):
As reported	$13,609	$(2,679)	$90,655	$23,022
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	110	-	590	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(110)	(340)	(590)	(1,097)
Pro forma	$13,609	$(3,019)	$90,655	$21,925
Basic Earnings (Loss) Per Share:
As reported	$0.17	$(0.03)	$1.14	$0.28
Pro forma	0.17	(0.04)	1.14	0.27
Diluted Earnings (Loss) Per Share:
As reported	$0.17	$(0.03)	$1.13	$0.28
Pro forma	0.17	(0.04)	1.13	0.27

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Risk-free interest rate	-	-	-	5.00%
Expected option life (years)	-	-	-	2.0
Expected volatility	-	-	-	37.6%
Expected dividend yield	-	-	-	0.66%

There were no stock options granted during the nine months ended October 28, 2006. The weighted average fair value of options granted during the nine months ended October 29, 2005 was $5.81. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions for the three months ended October 28, 2006 are summarized as follows:

	Three Months Ended October 28, 2006
Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, beginning of period	7,277,759	$25.85	-
Granted	-	-	-
Exercised	(192,079)	25.11	-
Forfeited	(92,863)	24.01	-
Outstanding, end of period	6,992,817	$25.82	6.09 years
Options exercisable at period end	6,649,492	$25.91	5.09 years

The intrinsic value of stock options exercised during the nine months ended October 28, 2006 was $3.5 million. The intrinsic value of outstanding stock options at October 28, 2006 was $32.5 million. At October 28, 2006, the intrinsic value of exercisable options was $30.3 million.

Index

The following table summarizes information about non-vested stock options:

	Three Months Ended October 28, 2006
	Shares	Grant Date Fair Value
Non-vested, beginning of period	345,675	25.50
Granted	-	-
Vested	-	-
Cancelled	(2,350)	24.01
Non-vested, end of period	343,325	25.53

The following table summarizes information about stock options outstanding at October 28, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.44 - $25.30	771,765	0.95	$24.14	428,440	$24.24
$25.74 - $25.74	4,000,000	9.24	25.74	4,000,000	25.74
$25.95 - $30.47	2,221,052	2.19	26.53	2,221,052	26.53
	6,992,817	6.09	$25.82	6,649,492	$25.91

Note 3.	Asset Impairment and Store Closing Charges

During the nine months ended October 29, 2005, the Company recorded pre-tax expense of $6.4 million for asset impairment and store closing costs. The expense includes a $6.0 million write-down to fair value for two stores that were closed during the third quarter of 2005 and a $0.4 million future lease obligation on a store closed during the first quarter of 2005.

There were no asset impairment and store closing charges recorded during the three months ended October 29, 2005 or the three and nine months ended October 28, 2006.

The following is a summary of the activity in the reserve established for asset impairment and store closing charges for the nine months ended October 28, 2006:

(in thousands)	Balance, January 28, 2006	Charges	Cash Payments	Balance October 28, 2006
Rent, property taxes and utilities	$4,909	$-	$976	$3,933

The store closing reserves are included in trade accounts payable and accrued expenses and other liabilities.

Note 4.	Note Repurchase

During the three and nine months ended October 28, 2006, the Company repurchased $1.7 million of its outstanding, unsecured notes prior to their maturity dates. The notes bore interest at 6.3% and had a maturity date of February 2008.

During the three and nine months ended October 29, 2005, the Company paid off $50.0 million in mortgage notes due August 2011. These notes bore interest at 7.25% and were collateralized by certain corporate buildings, land and land improvements.

Also during the nine months ended October 29, 2005, the Company repurchased $15.4 million of its outstanding, unsecured notes prior to their maturity dates. Interest rates on the repurchased securities ranged from 7.8% to 7.9% while the maturity dates ranged from 2023 to 2027. A pre-tax loss of $0.5 million recorded within interest expense resulted from the repurchase of the unsecured notes during the nine months ended October 29, 2005. The Company did not repurchase any of its unsecured notes during the three months ended October 29, 2005.

Index

Note 5.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Basic:
Net income (loss)	$13,609	$(2,679)	$90,655	$23,022
Weighted average shares of common stock outstanding	79,633	80,991	79,504	82,301
Basic Earnings (Loss) Per Share	$0.17	$(0.03)	$1.14	$0.28

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Diluted:
Net income (loss)	$13,609	$(2,679)	$90,655	$23,022
Weighted average shares of common stock outstanding	79,633	80,991	79,504	82,301
Stock options	1,279	-	690	191
Total weighted average equivalent shares	80,912	80,991	80,194	82,492
Diluted Earnings (Loss) Per Share	$0.17	$(0.03)	$1.13	$0.28

No stock options were included in the three months ended October 29, 2005 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 6.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) consists only of the minimum pension liability, which is calculated annually in the fourth quarter. Comprehensive income (loss) is the same as reported net income (loss) for the three and nine months ended October 28, 2006 and October 29, 2005.

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

During the nine months ended October 28, 2006, the Company signed a memorandum of understanding for $35.0 million to settle the case and, accordingly, accrued an additional $21.7 million ($13.6 million after-tax or $0.17 per diluted share) regarding the case in trade accounts payable and accrued expenses. The settlement is still pending court approval. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the $35.0 million tentative settlement and additional damages. The accrued liability does not include any potential reimbursement amount from the actuarial firm.

Index

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

At October 28, 2006, the Company was a co-guarantor of a $204 million loan commitment with a joint venture of which the Company was a guarantor of up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall recently completed in Bonita Springs, Florida provided collateral for the loan. The loan had an outstanding balance of $189.4 million as of October 28, 2006. In November 2006, the joint venture obtained permanent financing for the mall, and the Company’s guaranty was released.

At October 28, 2006, letters of credit totaling $75.4 million were issued under the Company’s $1.2 billion line of credit facility.

Note 8.	Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made participant distributions of $0.9 million and $2.6 million during the three and nine months ended October 28, 2006. The Company expects to make participant distributions of approximately $2.4 million for the remainder of fiscal 2006.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Components of net periodic benefit costs:
Service cost	$545	$498	$1,636	$1,495
Interest cost	1,349	1,189	4,047	3,567
Net actuarial gain	504	393	1,512	1,178
Amortization of prior service cost	157	157	470	470
Net periodic benefit costs	$2,555	$2,237	$7,665	$6,710

Note 9.	Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

Index

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability, respectively, in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. SFAS No. 158 also requires an employer to measure its defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end (with limited exceptions). SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements.

Note 10.	Revolving Credit Agreement

At October 28, 2006, the Company maintained a $1.2 billion revolving credit facility with JPMorgan Chase Bank ("JPMorgan") as agent for various banks. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (currently 6.32%) subject to certain availability thresholds as defined in the credit agreement. At October 28, 2006, letters of credit totaling $75.4 million were issued under the $1.2 billion revolving credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.38 billion at October 28, 2006) leaving unutilized availability under the facility of $1.12 billion.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The credit agreement expires on December 12, 2011. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11.	Share Repurchase Program

During the nine months ended October 28, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under its $200 million program, which was authorized by the board of directors in May of 2005 (“2005 plan”). Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at October 28, 2006. No repurchases were made under the 2005 plan during the three months ended October 28, 2006.

During the three months ended October 29, 2005, the Company repurchased approximately 3.6 million shares of Class A Common Stock for $78.4 million under its 2005 plan. During the nine months ended October 29, 2005, the Company repurchased approximately 3.9 million shares of Class A Common Stock for $84.8 million under the 2005 plan.

During the nine months ended October 29, 2005, the Company repurchased approximately 665,000 shares for $16.1 million which completed the remaining authorized repurchase of Class A Common Stock under its $200 million program approved by the board of directors in May of 2000.

Index

Note 12.	Other Revenue

During the nine months ended October 28, 2006, the Company sold its interest in an unconsolidated joint venture, Yuma Palms, for $20.0 million. The Company recorded a pretax gain of $13.5 million related to the sale in service charges, interest and other income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Dillard’s, Inc. (the “Company”, “we”, “us”, or “our”) operates 329 retail department stores in 29 states. Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price. We seek to deliver a high level of profitability and cash flow. Noteworthy items for the quarter ended October 28, 2006 compared to the quarter ended October 29, 2005 include the following:

—	Net income of $13.6 million compared to a net loss of $2.7 million

—	Gross margin improvement of 140 basis points of sales

—	Comparable store inventory decline of 3%

—	Launch of “Dillard’s - The Style of Your Life” - a comprehensive national branding campaign

Trends and uncertainties

We have identified the following key uncertainties whose fluctuations may have a material effect on our operating results.

—
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

—	Success of brand - The success of our exclusive brand merchandise is dependent upon customer fashion preferences.
—	Store growth - Our growth is dependent on a number of factors which could prevent the opening of new stores, such as identifying suitable markets and locations.
—	Sourcing - Store merchandise is dependent upon adequate and stable availability of materials and production facilities from which we source our merchandise.

Index

2006 Guidance

A summary of guidance on key financial measures for 2006, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.

(In millions of dollars)	2006 Estimated	2005 Actual

Depreciation and amortization	$300	$302
Rental expense	58	48
Interest and debt expense	98	106
Capital expenditures	340	456

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

Service Charges, Interest and Other Income. Service charges, interest and other income includes income generated through a long-term marketing and servicing alliance between GE Consumer Finance (“GE”) and us that began November 1, 2004 with an initial term of 10 years with an option to renew. GE owns the accounts and balances generated by Dillard’s private label credit cards during the term of the alliance and provides all key customer service functions supported by ongoing credit marketing efforts. Other income relates to joint ventures accounted for by the equity method, rental income, shipping and handling fees and gains (losses) on the sale of property and equipment and joint ventures.

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

Interest and debt expense. Interest and debt expense includes interest relating to our unsecured notes, mortgage notes, Guaranteed Beneficial Interests in the Company’s Subordinated Debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

Asset impairment and store closing charges. Asset impairment and store closing charges consists of write downs to fair value of under-performing properties and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Index

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

Revenue recognition. We recognize revenue upon the sale of merchandise to our customers, net of anticipated returns. The provision for sales returns is based upon historical evidence of our return rate. We recorded an allowance for sales returns of $7.7 million and $7.5 million as of October 28, 2006 and October 29, 2005, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the three and nine months ended October 28, 2006 and October 29, 2005.

Merchandise vendor allowances.  We receive concessions from our merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and markdown reimbursement programs. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other merchandise vendor allowances are recognized as a reduction of cost purchases when received. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. The amounts recognized as a reduction in cost of sales have not varied significantly during the three and nine months ended October 28, 2006 and October 29, 2005.

Insurance accruals. Our consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. We estimate the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the three and nine months ended October 28, 2006 and October 29, 2005.

Finite-lived assets. Our judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

Index

—	Significant changes in the manner of our use of assets or the strategy for the overall business;
—	Significant negative industry or economic trends; or
—	Store closings.

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

Index

Results of Operations

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	66.4	65.2	66.3
Gross profit	35.0	33.6	34.8	33.7
Advertising, selling, administrative and general expenses	29.8	29.4	28.9	28.5
Depreciation and amortization	4.3	4.4	4.2	4.3
Rentals	0.7	0.6	0.7	0.6
Interest and debt expense	1.4	1.5	1.4	1.5
Asset impairment and store closing charges	-	-	-	0.1
Total operating expenses	36.2	35.9	35.2	35.0
Service charges, interest and other income	2.4	2.0	2.7	2.0
Income (loss) before income taxes	1.2	(0.3)	2.3	0.7
Income taxes (benefit)	0.4	(0.1)	0.6	0.3
Net income (loss)	0.8%	(0.2)%	1.7%	0.4%

Net Sales

The percent change by category in our sales for the three and nine months ended October 28, 2006 compared to the three and nine months ended October 29, 2005 is as follows:

	% Change
	Three Months	Nine Months
Cosmetics	-0.4%	0.6%
Ladies’ Apparel	-2.2%	-2.7%
Lingerie and Accessories	4.7%	5.7%
Juniors’ Clothing	-6.3%	-2.6%
Children’s Clothing	-9.3%	-7.9%
Men’s Clothing	4.1%	3.6%
Shoes	2.8%	3.4%
Decorative Home Merchandise	-6.8%	-1.2%
Furniture	-2.8%	5.4%

The percent change by region in our total sales for the three and nine months ended October 28, 2006 compared to the three and nine months ended October 29, 2005 is as follows:

	% Change
	Three Months	Nine Months
Eastern	0.1%	0.9%
Central	-0.4%	-0.5%
Western	-0.9%	2.8%

Index

Total net sales were unchanged on a percentage basis for the three months ended October 28, 2006 compared to the three months ended October 29, 2005. Comparable store net sales declined 2% for the three months ended October 28, 2006 compared to the three months ended October 29, 2005. Sales were strongest in lingerie and accessories, where performance exceeded our total trend for the period. Sales were weakest in children’s apparel and decorative home merchandise, which were significantly below trend for the period.

During the three months ended October 28, 2006, sales were strongest in the Eastern and Central regions where performance was consistent with our total trend for the quarter. The Western region’s sales were slightly below trend for the same three month period.

Net sales were unchanged on a percentage basis for the nine months ended October 28, 2006 compared to the same period in 2005 in both total and comparable stores.

Dillard’s remains committed to providing a differentiated shopping experience by positioning its merchandise mix toward a more upscale and contemporary tone to continue to attract customers who are seeking exciting statements in fashion.

Cost of Sales

Cost of sales, as a percentage of net sales, decreased to 65.0% for the three months ended October 28, 2006, from 66.4% for the three months ended October 29, 2005. This decrease of 140 basis points in cost of sales is attributable to lower levels of markdowns and decreased purchases resulting in lower inventory levels as we executed a disciplined approach to merchandising and inventory control during the quarter. Improved gross margins were noted in all categories during the quarter except cosmetics and decorative home merchandise.

Cost of sales, as a percentage of net sales, for the nine months ended October 28, 2006 and October 29, 2005 was 65.2% and 66.3%, respectively. The decrease of 110 basis points in cost of sales is attributable to lower levels of markdown activity which decreased cost of sales by 1.7% while lower levels of markups partially offset this decrease in cost of sales by 0.6%. Improved gross margins were noted in all product categories for the period except cosmetics and men’s clothing which were unchanged and decorative home merchandise which declined significantly from the same period in 2005.

Merchandise inventory decreased 1% at October 28, 2006 compared to October 29, 2005 on a total store basis. Merchandise inventory in comparable stores decreased 3% at October 28, 2006 compared to October 29, 2005.

Advertising, Selling, Administrative and General Expenses

Advertising, Selling, Administrative and General (“SG&A”) expenses, as a percentage of net sales, increased to 29.8% for the three months ended October 28, 2006 compared to 29.4% for the three months ended October 29, 2005. SG&A expenses increased $6.2 million for the three months ended October 28, 2006 compared with the three months ended October 29, 2005. The increase in SG&A expenses was driven by increases in payroll ($4.7 million), utilities ($2.3 million), supplies ($1.9 million), services purchased ($1.9 million) and insurance ($1.1 million) partially offset by savings in advertising costs ($3.4 million) and store pre-opening expenses ($1.4 million). Other SG&A expense areas netted to a $0.9 million decrease.

The comparable relationship between SG&A expenses and net sales for the nine months ended October 28, 2006 and October 29, 2005, respectively, was 28.9% and 28.5%. SG&A expenses increased $29.4 million for the nine months ended October 28, 2006 compared with the comparable period in 2005. The increase in SG&A expense was driven by a pretax charge of $21.7 million for a preliminary settlement agreement reached during the second quarter in a lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants. Increases in payroll ($15.5 million) and utilities ($9.2 million) partially offset by savings in advertising costs ($18.9 million) also contributed to the increase. Other SG&A expense areas netted to a $1.9 million increase.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of net sales was 4.3% and 4.4% for the three months ended October 28, 2006 and October 29, 2005, respectively. Depreciation and amortization expense as a percentage of net sales was 4.2% for the nine months ended October 28, 2006 compared to 4.3% for the similar period in 2005. Depreciation expenses decreased $2.3 million and $5.3 million for the three and nine months ended October 28, 2006 compared to the same periods in 2005.

Index

Rentals

Rentals, as a percentage of net sales was 0.7% for the three months and nine months ended October 28, 2006 compared to 0.6% for the same three and nine months in 2005. Rentals increased $3.1 million and $5.6 million for the three and nine months ended October 28, 2006 compared to the same periods in 2005. The increase in rentals is due to higher data processing and equipment rentals.

Interest and Debt Expense

Interest and debt expense was $23.4 million for the three months ended October 28, 2006 compared with $25.7 million for the similar period in 2005. This reduction of $2.3 million was primarily the result of lower debt levels during the quarter compared with 2005 debt levels. Average debt outstanding declined approximately $125 million during the third quarter of fiscal 2006 compared to 2005. The debt reduction was due to normal maturities and repurchases of various outstanding notes.

Interest and debt expense was $71.6 million for the nine months ended October 28, 2006 compared with $79.2 million for the similar period in 2005. The decline in interest and debt expense in 2006 was due to reduced debt levels related to normal maturities and repurchases of various outstanding notes.

Asset Impairment and Store Closing Charges

During the nine months ended October 29, 2005, we recorded pretax expense of $6.4 million for asset impairment and store closing charges. The expense includes a $6.0 million write-down to fair value for two stores that were closed during the third quarter of 2005 and a $0.4 million future lease obligation on a store closed during the first quarter of 2005.

There were no asset impairment and store closing charges recorded during the three months ended October 29, 2005 or the three and nine months ended October 28, 2006.

Service Charges, Interest and Other Income

Service charges, interest and other income for the three months ended October 28, 2006 increased to $41.1 million or 2.4% of net sales compared to $34.1 million or 2.0% of net sales for the three months ended October 29, 2005. Income from the marketing and servicing alliance with GE increased $3.7 million to $30.5 million for the three months ended October 28, 2006.

Service charges, interest and other income for the nine months ended October 28, 2006 increased to $143.5 million or 2.7% of net sales compared to $106.4 million or 2.0% of net sales for the nine months ended October 29, 2005. Income from the marketing and servicing alliance increased $17.2 million to $94.1 million for the nine months ended October 28, 2006 from $76.9 million for the nine months ended October 29, 2005. During the nine months ended October 28, 2006, we also sold our interest in the Yuma Palms joint venture for $20.0 million. We recorded a pretax gain of $13.5 million related to the sale in service charges, interest and other income.

Also included in other income were gains on the sale of property and equipment of $2.6 million and $3.4 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.

Income Taxes

The federal and state income tax rates were approximately 36.1% and 36.0% for the three months ended October 28, 2006 and October 29, 2005, respectively. During the three months ended October 28, 2006, income taxes included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income.

The federal and state income tax rates for the nine months ended October 28, 2006 and October 29, 2005 were approximately 26.4% and 35.8%, respectively. During the nine months ended October 28, 2006, income taxes included recognition of tax benefits of approximately $6.1 million for the change in a capital loss valuation allowance due to capital gain income and $7.5 million due to the release of tax reserves. These changes resulted from resolution of various federal and state income tax issues.

Index

Our income tax rate for the remainder of fiscal 2006 is dependent upon results of operations and may change if the results for fiscal 2006 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2006 will approximate 37.4%.

Financial Condition

Financial Position Summary

(in thousands of dollars)	October 28, 2006	January 28, 2006	$ Change	% Change
Cash and cash equivalents	$95,039	$299,840	(204,801)	-68.3
Current portion of long-term debt	200,620	198,479	2,141	1.1
Long-term debt	956,775	1,058,946	(102,171)	-9.6
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,432,040	2,340,541	91,499	3.9

Current ratio	1.59	1.87
Debt to capitalization	35.8%	38.4%

(in thousands of dollars)	October 28, 2006	October 29, 2005	$ Change	% Change
Cash and cash equivalents	$95,039	$73,518	21,521	29.3
Current portion of long-term debt	200,620	98,698	101,922	103.3
Long-term debt	956,775	1,159,096	(202,321)	-17.5
Guaranteed Preferred Beneficial Interests	200,000	200,000	-	-
Stockholders’ equity	2,432,040	2,242,060	189,980	8.5

Current ratio	1.59	1.59
Debt to capitalization	35.8%	39.4%

Net cash flows from operations for the nine months ended October 28, 2006 plus the beginning cash on hand were adequate to fund our operations for the period. Cash flows from operations decreased from 2005 levels due to a $109.4 million decrease related to changes in trade accounts payable and accrued expenses, other liabilities and income taxes in the current year compared with the prior year and a $40.9 million decrease related to changes in other assets in the current year compared with the prior year. These decreases were partially offset by a $93.5 million increase related to changes in merchandise inventories and other current assets in the current year compared with the prior year.

Capital expenditures were $258.9 million for the nine months ended October 28, 2006 compared to $327.7 million for the nine months ended October 29, 2005. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the nine months ended October 28, 2006, we opened four new stores: Southaven Towne Center in Southaven, Mississippi; The Summit Sierra in Reno, Nevada; The Mall at Turtle Creek in Jonesboro, Arkansas and Pinnacle Hills Promenade in Rogers, Arkansas. These four stores totaled approximately 665,000 square feet. We also opened two replacement stores: Town Center at Aurora in Aurora, Colorado and Red Cliffs Mall in St. George, Utah. The replacement stores totaled approximately 270,000 square feet replacing 248,000 square feet. During the nine months ended October 28, 2006, we also closed five stores totaling approximately 672,000 square feet. In November 2006, we opened our new location at Coconut Point in Bonita Springs, Florida (180,000 square feet) and our new store at Southwest Plaza in Littleton, Colorado (180,000 square feet replacing 132,000 square feet).

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

Index

During the nine months ended October 28, 2006, we recorded a gain from the sale of a joint venture of $13.5 million with proceeds of $20.0 million. In the same period, we also recorded a gain on the sale of property and equipment of $2.6 million and received proceeds of $3.1 million compared to a gain on the sale of property and equipment of $3.4 million and proceeds of $46.6 million recorded for the nine months ended October 29, 2005. Relative to the damage caused by the 2005 hurricanes, we received insurance proceeds of $25.3 million in partial settlement with our insurance carriers during the nine months ended October 28, 2006.

Cash used in financing activities for the nine months ended October 28, 2006 totaled $104.4 million compared to cash used of $267.3 million for the nine months ended October 29, 2005. During the nine months ended October 28, 2006 and October 29, 2005, we repurchased $1.7 million and $15.4 million, respectively, of our outstanding, unsecured notes prior to their related maturity dates, and we paid off $50.0 million of mortgage notes during the nine months ended October 29, 2005 prior to their maturities. During the nine months ended October 28, 2006 and October 29, 2005, we reduced our total level of outstanding debt and capital lease obligations, including the debt repurchases and repayments of $1.7 million and $65.4 million, by $104.3 million and $160.0 million, respectively.

During the nine months ended October 28, 2006, we repurchased approximately 133,500 shares of Class A common stock for $3.3 million under our $200 million program, which was authorized by our board of directors in May of 2005 (“2005 plan”). During the nine months ended October 29, 2005, we repurchased approximately 3.9 million shares of Class A Common Stock for $84.8 million under the 2005 plan. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at October 28, 2006.

During the nine months ended October 29, 2005, we repurchased approximately 665,000 shares for $16.1 million which completed the remaining authorized repurchase of Class A Common Stock under the $200 million program approved by our board of directors in May of 2000.

We had cash on hand of $95.0 million as of October 28, 2006. During fiscal 2006, we expect to finance our capital expenditures and our working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. As part of our overall liquidity management strategy and for peak working capital requirements, we have a $1.2 billion credit facility. We expect peak funding requirements of approximately $185 million during the fourth quarter of 2006. At October 28, 2006, letters of credit totaling $75.4 million were issued under the $1.2 billion revolving credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain of our subsidiaries (approximately $1.38 billion at October 28, 2006) leaving unutilized availability under the facility of $1.12 billion. Depending on conditions in the capital markets and other factors, we will from time to time consider possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under the caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Hurricane Update

Two stores remain closed as a result of Hurricane Katrina and Hurricane Rita. These stores are located in the New Orleans area and Biloxi, Mississippi. Details regarding the re-opening of these stores are still being determined.

Property and merchandise losses in the affected stores are covered by insurance. Insurance proceeds related to the hurricanes of $25.3 million were received during the nine months ended October 28, 2006. We expect additional insurance recoveries during the remainder of fiscal 2006 as construction is completed on damaged stores and a final settlement is reached with the insurance carriers.

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

Index

Off-Balance-Sheet Arrangements

At October 28, 2006, we were a co-guarantor of a $204 million loan commitment with a joint of which we were a guarantor of up to 50% of the loan balance with the joint venture partner guaranteeing the remaining 50% of the loan balance. A mall recently completed in Bonita Springs, Florida provided collateral for the loan. The loan had an outstanding balance of $189.4 million as of October 28, 2006. In November 2006, the joint venture obtained permanent financing for the mall, and our guaranty was released.

We do not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability, respectively, in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. SFAS 158 also requires an employer to measure its defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end (with limited exceptions). SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact of SAB 108 on our consolidated financial statements.

Index

Forward-Looking Information

This report contains certain “forward-looking statements” within the definition of federal securities laws. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Statements made regarding the Company’s merchandise strategies, funding of cyclical working capital needs, expected participant distributions of defined benefit plans, disposition of legal proceedings, expected insurance recoveries, and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2006 are forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed or implied in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; expected participant distributions of defined benefit plans; disposition of legal proceedings; expected insurance recoveries; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

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

As of October 28, 2006, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 28, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine months ended October 28, 2006, the Company signed a memorandum of understanding for $35.0 million to settle the case and, accordingly, accrued an additional $21.7 million ($13.6 million after-tax or $0.17 per diluted share) regarding the case. The settlement is still pending court approval. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the $35.0 million tentative settlement and additional damages.

From time to time, the Company is involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 6, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 30, 2006 through August 26, 2006	-	$-	-	$111,904,853
August 27, 2006 through September 30, 2006	-	-	-	111,904,853
October 1, 2006 through October 28, 2006	-	-	-	111,904,853
Total	-	$-	-	$111,904,853

In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date.

Index

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Nine Months Ended		Fiscal Year Ended
October 28, 2006	October 29, 2005	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
2.37	1.33	2.02	2.11	1.07	1.94	1.52

Item 6.  Exhibits.

Number	Description

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: December 6, 2006	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)