Form 10-K
period 2007-02-03
DILLARDS INC
filed 2007-04-04
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 29, 2006: $2,158,951,574.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 3, 2007:

CLASS A COMMON STOCK, $0.01 par value	76,131,546
CLASS B COMMON STOCK, $0.01 par value	4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2007 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

Dillard’s, Inc. (the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest apparel and home furnishing retailers. Our Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 3, 2007, we operated 328 Dillard’s stores offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The following table summarizes the percentage of net sales by each major product line:

	Percentage of Net Sales
	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cosmetics	15%	15%	14%
Ladies’ Apparel and Accessories	36	36	37
Juniors’ and Children’s Apparel	10	10	11
Men’s Apparel and Accessories	18	18	18
Shoes	13	12	11
Home and Other	8	9	9

Total	100%	100%	100%

Our store base is diversified, with the character and culture of the community served determining the size of facility and, to a large extent, the merchandise mix presented. Most stores are located in suburban shopping malls. Our customers may also purchase merchandise on-line at our website, www.dillards.com, which features on-line gift registries and a variety of other services. We operate retail department stores located primarily in the southwest, southeast and midwest regions of the United States. The stores are located in 29 states, with 51 stores located in the western region, 125 stores in the eastern region and 152 stores in the central region.

We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, internet, and mail-order retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service and credit availability. We believe that our stores are in a strong competitive position with regard to each of these factors. In an effort to strengthen this position, we will continue to make notable changes to our merchandise mix, positioning our stores toward a more upscale and contemporary tone to attract new customers who are seeking exciting statements in fashion. At the same time, we will work to maintain valued relationships with our existing loyal customer base by continuing to provide updated fashion choices, dependable quality, reliable service and measurable value. Our expanded selections of more upscale and contemporary choices include, but are not limited to, Dillard’s improved lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, Roundtree & Yorke and Daniel Cremieux. Other retailers may compete for customers on some or all of these factors, or on other factors, and may be perceived by some potential customers as being better aligned with their particular preferences. The Company’s earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

We purchase merchandise from many suppliers, no one of which accounted for more than 5% of our net purchases during 2006. We have no long-term purchase commitments or arrangements with any of our suppliers, and we do not believe we are dependent on any one supplier. We consider our relationships with our suppliers to be strong and mutually beneficial.

Our merchandising, sales promotion, and store operating support functions are conducted in multiple locations. Our back office sales support functions for the Company, such as accounting, product development, store planning and information technology, are centralized.

We have developed a knowledge of each of our trade areas and customer bases for our stores. This knowledge is gained through our regional merchandising structure in conjunction with store visits by senior management and merchandising personnel complemented by the use of on-line merchandise information. We will continue to use existing technology and research to edit assortments by store to meet the specific preference, taste and size requirements of each local operating area.

Certain departments in our stores are licensed to independent companies in order to provide high quality service and merchandise where specialization, focus and expertise are critical. The licensed departments vary by store to complement our own merchandising departments. The principal licensed departments are fine jewelry and an upscale women’s apparel vendor in certain stores. The terms of the license agreements typically range between three and five years with one year renewals and require the licensee to pay for fixtures and provide its own employees. We regularly evaluate the performance of the licensed departments and require compliance with established customer service guidelines.

In November 2004, the Company sold substantially all of the assets of its private label credit card business to GE Consumer Finance (“GE”). These assets included the proprietary credit card accounts owned by our ownership interest in the assets of the Dillard’s Credit Card Master Trust, which previously owned and securitized the accounts receivable generated by the proprietary credit card accounts.

As a result of the transaction and pursuant to a long-term marketing and servicing alliance with an initial term of ten years, GE establishes and owns proprietary credit card accounts for customers of our operating subsidiaries, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the long-term marketing and servicing alliance, we receive on-going cash compensation from GE. With the sale, we became a more focused retailer and used the proceeds generated from the sale and ongoing compensation to strengthen our balance sheet and return value to our shareholders. Further pursuant to this agreement, we have no continuing involvement other than to honor the GE credit cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the GE credit cards and accept payments on the GE credit cards in our stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Fiscal year 2006 included 53 weeks, and fiscal years 2005 and 2004 included 52 weeks.

For additional information with respect to our business, reference is made to information contained under the headings “Net sales,” “Net income,” “Total assets” and “Number of employees-average,” under item 6 hereof.

The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on the Dillard’s, Inc. website:

www.dillards.com

We have adopted a Code of Business Conduct and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Company Code of Conduct, our Corporate Governance Guidelines, and our committee charters for the Audit Committee and the Compensation Committee.

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

The retail merchandise business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer confidence, consumer credit availability, weather, traffic patterns, the type, number and location of competing stores, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, apparel costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect store operations and administrative expenses. Our ability to finance new store development, improvements and additions to existing stores, and the acquisition of stores from competitors is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the availability of borrowed funds.

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all.

The success of any store depends substantially upon its location. There can be no assurance that current locations will continue to be desirable as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, thus resulting in potentially reduced sales in those locations. If we cannot obtain desirable locations at reasonable prices our cost structure will increase and our revenues will be adversely affected.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.

We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

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

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. These events could result in property losses, reduce demand for our products or make it difficult or impossible to receive products from suppliers.

Variations in the amount of vendor advertising allowances received could adversely impact our operating results.

We receive vendor advertising allowances that are a strategic part of our advertising program. If vendor advertising allowances were substantially reduced or eliminated, we would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase/decrease our expenditures and/or revenue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

All of our stores are owned or leased from third parties. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes the number of retail stores owned or operated by us and the percentage of total store area represented by each listed category at February 3, 2007:

	Number of stores	% of total store square footage
Owned stores	241	74.8%
Leased stores	54	14.4%
Owned building on leased land	20	6.5%
Partly owned and partly leased	13	4.3%

	328	100.0%

At February 3, 2007, we have eight regional distribution facilities located throughout the United States of which we own six and lease two from third parties. Our principal executive offices are approximately 300,000 square feet located in Little Rock, Arkansas. Additional information is contained in Notes 1, 3, 13, 14 and 15 of “Notes to Consolidated Financial Statements,” in Item 8 hereof, and reference is made to information contained under the heading “Number of stores,” under Item 6 hereof.

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

During the year ended February 3, 2007, the Company signed a memorandum of understanding for $35.0 million to settle the case and, accordingly, accrued an additional $21.7 million ($13.6 million after tax or $0.17 per diluted share) regarding the case in trade accounts payable and accrued expenses. The settlement is still pending court approval. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the $35.0 million tentative settlement and additional damages. The accrued liability does not include any potential reimbursement amount from the actuarial firm.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of April 4, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended February 3, 2007.

Executive Officers of the Company

The following table lists the names and ages of all Executive Officers of the Registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the registrant for more than five years.

Name	Age	Position & Office	Family Relationship
William Dillard, II	62	Director; Chief Executive Officer	None
Alex Dillard	57	Director; President	Brother of William Dillard, II
Mike Dillard	55	Director; Executive Vice President	Brother of William Dillard, II
G. Kent Burnett	62	Vice President	None
Drue Corbusier	60	Director; Executive Vice President	Sister of William Dillard, II
James I. Freeman	57	Director; Senior Vice President; Chief Financial Officer	None
Steven K. Nelson	49	Vice President	None
Robin Sanderford	60	Vice President	None
Paul J. Schroeder	59	Vice President; General Counsel	None
Burt Squires	57	Vice President	None
Julie A. Taylor	55	Vice President	None
David Terry	58	Vice President	None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Class B Common Stock.

The high and low sales prices of the Company’s Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2006 and 2005 are presented in the table below:

					Dividends
	2006		2005		per Share
	High	Low	High	Low	2006	2005
First	$26.79	$24.23	$28.14	$23.27	$0.04	$0.04
Second	32.04	25.42	25.65	22.86	0.04	0.04
Third	33.63	29.94	23.24	19.40	0.04	0.04
Fourth	36.09	28.74	26.63	20.33	0.04	0.04

While the Company expects to continue its cash dividend policy during fiscal 2007, all subsequent dividends will be reviewed quarterly and declared by the board of directors.

As of March 3, 2007, there were 4,418 record holders of the Company’s Class A Common Stock and 8 record holders of the Company’s Class B Common Stock.

In May 2005, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date, and remaining availability pursuant to the Company’s share repurchase program is $111.9 million as of February 3, 2007. There were no issuer purchases of equity securities during the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

	2006*	2005	2004	2003	2002
	(Dollars in thousands of dollars, except per share data)
Net sales	$7,636,056	$7,551,697	$7,522,060	$7,594,460	$7,906,646
Percent change	1%	0%	-1%	-4%	-3%
Cost of sales	5,032,351	5,014,021	5,017,765	5,170,173	5,254,134
Percent of sales	65.9%	66.4%	66.7%	68.1%	66.5%
Interest and debt expense, net	87,642	105,570	139,056	181,065	189,779
Income before income taxes, equity in earnings of joint ventures and cumulative effect of accounting change	253,842	125,791	175,832	7,904	184,782
Income taxes	20,580	14,300	66,885	6,650	72,335
Equity in earnings of joint ventures	12,384	9,994	8,719	8,090	19,479
Income before cumulative effect of accounting change	245,646	121,485	117,666	9,344	131,926
Cumulative effect of accounting change (1)	—	—	—	—	(530,331)
Net income (loss)	245,646	121,485	117,666	9,344	(398,405)
Per Diluted Common Share
Income before cumulative effect of accounting change	3.05	1.49	1.41	0.11	1.55
Cumulative effect of accounting change	—	—	—	—	(6.22)
Net income (loss)	3.05	1.49	1.41	0.11	(4.67)
Dividends	0.16	0.16	0.16	0.16	0.16
Book value	32.28	29.52	27.94	26.79	26.71
Average number of diluted shares outstanding	80,475,210	81,660,619	83,739,431	83,899,974	85,316,200
Accounts receivable (2)	10,508	12,523	9,651	1,232,456	1,387,835
Merchandise inventories	1,772,150	1,802,695	1,733,033	1,632,377	1,594,308
Property and equipment	3,157,906	3,158,903	3,180,756	3,197,469	3,370,502
Total assets	5,408,015	5,516,919	5,691,581	6,411,097	6,675,932
Long-term debt (2)	956,611	1,058,946	1,322,824	1,855,065	2,193,006
Capital lease obligations	28,328	31,806	20,182	17,711	18,600
Deferred income taxes	452,886	479,123	509,589	617,236	645,020
Guaranteed Preferred Beneficial Interests In the Company’s Subordinated Debentures	200,000	200,000	200,000	200,000	531,579
Stockholders’ equity	2,586,953	2,340,541	2,324,697	2,237,097	2,264,196
Number of employees – average	51,385	52,056	53,035	53,598	55,208
Gross square footage (in thousands)	56,500	56,400	56,300	56,000	56,700
Number of stores
Opened	8	9	8	5	4
Closed (3)	10	8	7	10	9
Total – end of year	328	330	329	328	333

*	53 Weeks

(1)	During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

(2)	During fiscal 2004, the Company sold its private label credit card business to GE Consumer Finance for $1.1 billion, which included the assumption of $400 million of long-term securitization liabilities.

(3)	One store in Biloxi, Mississippi, not in operation during fiscal 2006 due to the hurricanes of 2005 and included in the 2006 closed store total, is scheduled to re-open in early fiscal 2008. One store in the New Orleans area which was also damaged by the hurricanes of 2005 will not re-open due to the closing of the mall in which it operated.

The items below are included in the Selected Financial Data.

2006

The items below amount to a net $8.8 million pretax gain ($81.8 million after tax gain or $1.02 per diluted share).

•

a $13.5 million pretax gain ($8.5 million after tax or $0.11 per diluted share) on the sale of the Company’s interest in a mall joint venture (see Note 13 of the Notes to Consolidated Financial Statements).

•

a $6.5 million pretax gain ($4.0 million after tax or $0.05 per diluted share) related to proceeds received from the Visa Check/Mastermoney Antitrust litigation (see Note 13 of the Notes to Consolidated Financial Statements).

•

a $21.7 million pretax charge ($13.6 million after tax or $0.17 per diluted share) for a memorandum of understanding reached in a litigation case (see Note 13 of the Notes to Consolidated Financial Statements).

•

a $10.5 million pretax interest credit ($6.6 million after tax or $0.08 per diluted share) and a net income tax benefit of $64.0 million ($0.80 per diluted share) which includes $18.3 million for the change in a capital loss valuation allowance. Both the pretax interest credit and the income tax benefit are related to statute expirations and audit settlements with federal and state authorities for multiple tax years.

•

a $5.8 million income tax benefit ($0.07 per diluted share) for the change in a capital loss valuation allowance due to capital gain income and $6.5 million tax benefit ($0.08 per diluted share) due to the release of tax reserves.

2005

The items below amount to a net $32.0 million pretax charge ($24.7 million after tax gain or $0.30 per diluted share).

•

a $61.7 million pretax charge ($39.6 million after tax or $0.49 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 15 of the Notes to Consolidated Financial Statements).

•	a $29.7 million pretax gain ($18.9 million after tax or $0.23 per diluted share) related to hurricane recovery proceeds (see Note 14 of the Notes to Consolidated Financial Statements).

•	a $45.4 million tax benefit ($0.56 per diluted share) related to the sale of one of the Company’s subsidiaries (see Notes 7 and 13 of the Notes to Consolidated Financial Statements).

2004

The items below amount to a net $64.5 million pretax gain ($42.1 million after tax or $0.50 per diluted share).

•

a pretax gain of $83.9 million ($53.7 million after tax or $0.64 per diluted share) pertaining to the Company’s sale of its private label credit card business to GE Consumer Finance (see Note 2 of the Notes to Consolidated Financial Statements).

•

a $19.4 million pretax charge ($11.6 million after tax or $0.14 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 15 of the Notes to Consolidated Financial Statements).

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

EXECUTIVE OVERVIEW

Dillard’s, Inc. operates 328 retail department stores in 29 states. Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We offer national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price. We seek to deliver a high level of profitability and cash flow by:

•	maximizing the effectiveness of our pricing and brand awareness;

•	minimizing costs through leveraging our centralized overhead expense structure without sacrificing service to our customers;

•	sourcing goods from both domestic and foreign enterprises;

•	reinvesting operating cash flows into store growth, and distribution initiatives, and improving product quality in our exclusive brands;

•	returning profits to shareholders through dividends, share repurchases and increased share price; and

•	continuing to offer access to credit services and financial products to our customers through our long-term marketing and servicing alliance with GE Consumer Finance (“GE”).

The consumer retail sector is extremely competitive. Many different retail establishments compete for our customers’ business. These include other department stores, specialty retailers, discounters, internet and mail order retailers.

In accordance with the National Retail Federation fiscal reporting calendar, the 2006 reporting periods presented and discussed below ended February 3, 2007 and contained 53 weeks. The corresponding periods ended January 28, 2006 contained 52 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended January 27, 2007 to the prior year corresponding period ended January 28, 2006.

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

2007 Estimates

A summary of estimates on key financial measures for fiscal 2007, on a generally accepted accounting principles (“GAAP”) basis, is shown below. There have been no changes in the estimates for 2007 since the Company released its fourth quarter earnings on February 27, 2007.

	2007 Estimated	2006 Actual
	(In millions of dollars)
Depreciation	$305	$301
Rental expense	67	55
Interest and debt expense , net	83	88
Capital expenditures	360	321

General

Net Sales. Net sales include sales of comparable stores and non-comparable stores. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service Charges and Other Income. Service Charges and Other Income include income generated through the long-term marketing and servicing alliance between the Company and GE subsequent to November 1, 2004 and the resulting gain on the sale of its credit card business to GE during fiscal 2004. Service Charges and Other Income also includes interest and service charges, net of service charge write-offs, related to the Company’s proprietary credit card sales prior to November 1, 2004. Other income relates to rental income, shipping and handling fees and net lease income on leased departments.

Cost of Sales. Cost of sales include the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

Advertising, selling, administrative and general expenses. Advertising, selling, administrative and general expenses include buying, occupancy, selling, distribution, warehousing, store and corporate expenses (including payroll and employee benefits), insurance, employment taxes, advertising, management information systems, legal and other corporate level expenses. Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Depreciation and amortization. Depreciation and amortization expenses include depreciation and amortization on property and equipment.

Rentals. Rentals include expenses for store leases and data processing and equipment rentals.

Interest and debt expense, net. Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage notes, the Guaranteed Beneficial Interests in the Company’s subordinated debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

Asset impairment and store closing charges. Asset impairment and store closing charges consist of write-downs to fair value of under-performing properties and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Equity in earnings of joint ventures. Equity in earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures.

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

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $7.2 million and $7.7 million as of February 3, 2007 and January 28, 2006, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the years ended February 3, 2007, and January 28, 2006 and January 29, 2005.

Prior to the sale of its credit card business to GE, finance charge revenue earned on customer accounts serviced by the Company under its proprietary credit card program was recognized in the period in which it was earned. Beginning November 1, 2004, the Company’s share of income earned under the long-term marketing and servicing alliance is included as a component of Service Charges and Other Income. The Company received income of approximately $125 million, $105 million and $14 million from GE in 2006, 2005 and 2004, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the GE credit cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the GE credit cards and accepts payments on the GE credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

Merchandise vendor allowances. The Company receives concessions from its merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and margin maintenance programs.

Cooperative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. If vendor advertising allowances were substantially reduced or eliminated, the

Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures. Similarly, we are not able to assess the impact of vendor advertising allowances on creating additional revenues, as such allowances do not directly generate revenue for our stores.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 3, 2007 and January 28, 2006, insurance accruals of $54.5 million and $51.6 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the years ended February 3, 2007 and January 28, 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.5 million for the fiscal year ended February 3, 2007.

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

The Company performs an analysis annually as of the last day of the fourth quarter of the anticipated undiscounted future net cash flows of the related finite-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates.

Goodwill. The Company evaluates goodwill annually as of the last day of the fourth quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Estimates of fair value are primarily determined using projected discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows and a terminal growth rate.

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

The Company’s federal income tax return for each fiscal year is audited by the Internal Revenue Service. Periodically, the Company’s income tax returns are audited by various state and local jurisdictions. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, for which reserves have been recorded, it may be several years before the final resolution is achieved.

Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 5.90% as of February 3, 2007 from 5.60% as of January 28, 2006. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $105 million is appropriately stated as of February 3, 2007; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $6.3 million. We adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of February 3, 2007 (see Notes 1 and 9 in the Notes to Consolidated Financial Statements for a further discussion regarding the impact of adoption).

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 3, 2007		January 28, 2006		January 29, 2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in millions of dollars)
Net Sales	$7,636.1	100.0%	$7,551.7	100.0%	$7,522.1	100.0%
Service Charges and Other Income	174.0	2.3	142.9	1.9	282.6	3.8

	7,810.1	102.3	7,694.6	101.9	7,804.7	103.8

Cost of Sales	5,032.4	65.9	5,014.0	66.4	5,017.8	66.7
Advertising, Selling, Administrative and General Expenses	2,096.0	27.5	2,041.5	27.0	2,098.8	27.9
Depreciation and Amortization	301.2	3.9	301.9	4.0	301.9	4.0
Rentals	55.5	0.7	47.5	0.6	54.8	0.7
Interest and Debt Expense, Net	87.6	1.2	105.6	1.4	139.1	1.8
Gain on Sales of Assets	(16.4)	(0.2)	(3.4)	—	(2.9)	—
Asset Impairment and Store Closing Charges	—	—	61.7	0.8	19.4	0.3

Income Before Income Taxes and Equity in Earnings of Joint Ventures	253.8	3.3	125.8	1.7	175.8	2.4
Income Taxes	20.6	0.3	14.3	0.2	66.9	0.9
Equity in Earnings of Joint Ventures	12.4	0.2	10.0	0.1	8.7	0.1

Net Income	$245.6	3.2%	$121.5	1.6%	$117.6	1.6%

Sales

The percent change by category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2006-2005	Fiscal 2006-2005*	Fiscal 2005-2004
Cosmetics	1.3%	0.0%	1.6%
Ladies’ Apparel and Accessories	1.2	(0.5)	(0.5)
Juniors’ and Children’s Apparel	(5.9)	(7.3)	(2.5)
Men’s Apparel and Accessories	3.3	1.0	1.0
Shoes	4.2	2.6	7.5
Home and Other	(0.3)	(1.8)	(5.0)

*	Percent change based on 52 weeks ended January 27, 2007 and 52 weeks ended January 28, 2006.

The percent change by region in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2006-2005	Fiscal 2006-2005*	Fiscal 2005-2004
Eastern	0.4%	(1.2)%	2.7%
Central	0.8	(0.9)	(1.7)
Western	3.9	2.2	3.4

*	Percent change based on 52 weeks ended January 27, 2007 and 52 weeks ended January 28, 2006.

Sales increased 1% for the 53 weeks ended February 3, 2007 compared to the 52 weeks ended January 28, 2006, and comparable store sales were unchanged on a percentage basis for the same periods. Sales declined 1% for the 52 weeks ended January 27, 2007 compared to the 52 weeks ended January 28, 2006 in both total and comparable stores. During the 52 weeks ended January 27, 2007, sales were strongest in shoes with sales increases also noted in the men’s apparel and accessories category. In the same 52-week period, sales were flat in cosmetics while sales declined in the remaining merchandising categories with a significant decrease noted in juniors’ and children’s apparel. During the 52 weeks ended January 27, 2007, sales were strongest and increased in the Western region while sales declined in the Central and Eastern regions.

Sales were unchanged on a percentage basis for the 52 weeks ended January 28, 2006 compared to the 52 weeks ended January 29, 2005 on both a total and comparable store basis. Sales were strongest in shoes with sales increases also noted in cosmetics and men’s apparel and accessories. Sales declined in the remaining merchandising categories with a significant decrease noted in the home and other category. Sales were strongest and increased in the Western and Eastern regions in fiscal 2005 while sales declined in the Central region.

During the year ended January 28, 2006, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time. We are not able to determine with any degree of certainty the impact that these hurricanes had on our results of operations. Property and merchandise losses in the affected stores were covered by insurance. Our insurance coverage did not include business interruption but did include a provision for reimbursement of the loss of inventory in excess of the carrying value of the inventory. Our insurance coverage also covered losses sustained on damaged stores, and we are entitled to receive money for reimbursement of costs incurred to restore the damaged stores to their preexisting condition. Not all of the insurance money has been received for costs incurred on damaged stores affected by the hurricanes, but we will receive these amounts once all repairs are completed and a final settlement is reached with the insurance carrier. One store in Biloxi, Mississippi, not in operation during fiscal 2006 due to the hurricanes of 2005 and included in the 2006 closed store total, is scheduled to re-open in early fiscal 2008. One store in the New Orleans area which was also damaged by the hurricanes of 2005 will not re-open due to the closing of the mall in which it operated.

Penetration of exclusive brand merchandise for the fiscal years 2006, 2005 and 2004 was 23.8%, 24.0% and 23.1%, respectively.

Cost of Sales

Cost of sales as a percentage of sales decreased to 65.9% during fiscal 2006 compared with 66.4% for fiscal 2005, resulting in gross margin improvement of 50 basis points of sales. Included in gross margin for fiscal 2005 is a $29.7 million hurricane recovery gain related to insurance settlements received covering losses incurred in the 2005 hurricane season. Excluding the effect of the hurricane gain, which had an impact of 40 basis points of sales, gross margin improved 90 basis points of sales as a result of lower levels of markdowns partially offset by lower markups during the year ended February 3, 2007 compared to the year ended January 28, 2006. Gross margins were higher in cosmetics, ladies’ apparel and accessories, juniors’ and children’s apparel and shoes compared to the prior year with lower gross margins noted in men’s apparel and accessories and home and other categories.

Total inventory at February 3, 2007 compared to January 28, 2006 decreased 2% while inventory in comparable stores decreased 4% for the same period.

Cost of sales as a percentage of sales decreased to 66.4% during 2005 compared with 66.7% for 2004. The increase of 30 basis points in gross margin during fiscal 2005 was due to the $29.7 million hurricane recovery gain mentioned above. Excluding the effect of the insurance gain, gross margin declined six basis points of sales as a result of slightly higher levels of markdowns compared to the year ended January 29, 2005. Gross margins improved in shoes and juniors’ and children’s apparel compared with the prior year with lower gross margins noted in cosmetics, ladies’ apparel and accessories, men’s apparel and accessories, and home and other categories.

Expenses

2006 Compared to 2005

Advertising, selling, administrative and general (“SG&A”) expenses increased to 27.5% of sales for fiscal 2006 compared to 27.0% for fiscal 2005. During fiscal 2006, SG&A expenses increased $54.5 million primarily because of increases in payroll expense of $45.4 million, utilities expense of $12.0 million, and a $21.7 million charge for a preliminary settlement agreement reached in a lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants. These increases were partially offset by savings in advertising expenses of $23.3 million. The increase in payroll expense was due to an increase in incentive compensation to store managers, merchants and management due to improved company performance during fiscal 2006 as well as the addition of the 53rd week in fiscal 2006. The increase in utility expense was a result of higher utility rates compared to the prior year in addition to the 53rd week in fiscal 2006. The savings in advertising expense was mainly due to the repositioning of our advertising efforts toward the most appropriate media sources to reach our targeted customers.

Depreciation and amortization expense decreased slightly to 3.9% of sales for fiscal 2006 compared to 4.0% of sales in fiscal 2005.

Rental expense as a percentage of net sales was 0.7% for the year ended February 3, 2007 compared to 0.6% for the same period in fiscal 2005. The increase of $8.0 million in rental expense during fiscal 2006 was a result of higher equipment rent compared to the prior year partially offset by a decline in the number of leased stores.

Interest and debt expense, net, decreased to 1.2% of sales for fiscal 2006 compared to 1.4% of sales for fiscal 2005 as a result of lower debt levels and due to an interest credit of $10.5 million related to statute expirations and audit settlements with federal and state tax authorities for multiple tax years. Interest and debt expense declined $18.0 million during fiscal 2006. Average debt outstanding declined approximately $179 million in fiscal 2006. The Company had maturities and repurchases of $200.2 million on various notes and mortgages during 2006.

During 2006, the Company sold its interest in a joint venture, Yuma Palms, for $20.0 million, and recognized a gain of $13.5 million which is included in gain on sales of assets.

No asset impairment and store closing charges were recorded during fiscal 2006 compared to $61.7 million or 0.8% of sales recorded during fiscal 2005. The fiscal 2005 charge included a write-down to fair value for certain under-performing properties. Included in asset impairment and store closing charges is a pretax loss on the disposition of all the outstanding capital stock of an indirect wholly-owned subsidiary in the amount of $40.1 million. The Company realized an income tax benefit of $45.4 million for the year ended January 28, 2006 related to the sale of the subsidiary’s stock. The charge also consists of a write-down of goodwill on one store of $1.0 million, an accrual for future rent, property tax and utility payments on four stores of $3.7 million and a write-down of property and equipment on nine stores in the amount of $16.9 million. A breakdown of the asset impairment and store closing charges for fiscal 2005 is as follows:

	Number of Locations	Impairment Amount
	(in thousands of dollars)
Stores closed during fiscal 2005	5	$8,729
Stores impaired based on cash flows	9	12,899
Wholly-owned subsidiary	7	40,106

Total	21	$61,734

2005 Compared to 2004

SG&A expenses decreased to 27.0% of sales for fiscal 2005 compared to 27.9% for fiscal 2004. On a dollar basis, SG&A expenses declined $57.3 million during fiscal 2005. For fiscal 2005, savings in bad debts of $22.3 million (as a result of the sale of the Company’s credit card business in November 2004), payroll of $15.0 million, advertising of $17.6 million, communications of $10.0 million and insurance of $8.3 million were partially offset by increases in utilities of $6.4 million, supplies of $3.9 million, pension expense of $3.2 million and preopening expense of $3.6 million. The reduction in payroll, advertising and communications was partially due to the sale of the credit card business in November 2004 and cost reduction throughout the year. The decrease in insurance is due to additional reserves set aside in the prior year for workers’ compensation self-insurance to reflect an expected increase in future medical costs. Pension expense increased primarily as a result of higher expenses for the 401(k) plan and the officers nonqualified defined benefit plan. The higher pre-opening expenses resulted from the opening of eight new stores and one replacement store totaling 1.5 million square feet, net of replacement square footage, during 2005 compared with five new stores and three replacement stores totaling 820,000 square feet, net of replacement square footage, during the same period in 2004.

Depreciation and amortization as a percentage of sales was 4.0% for both fiscal 2005 and fiscal 2004.

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

Interest and debt expense, net, as a percentage of sales decreased to 1.4% for fiscal 2005 compared to 1.8% for fiscal 2004 primarily as a result of lower debt levels. Interest expense declined $33.5 million in fiscal 2005. Average debt outstanding declined approximately $573 million in fiscal 2005. The debt reduction was partially due to the assumption by GE of $400 million in accounts receivable securitization debt in conjunction with the sale of the Company’s private label credit card business to GE in November 2004. In addition, the Company had maturities and repurchases of $163.9 million on various notes and mortgages during 2005.

Asset impairment and store closing charges were $61.7 million or 0.8% of sales during fiscal 2005 compared to $19.4 million or 0.3% of sales recorded during fiscal 2004. See the discussion under the caption “2006 Compared to 2005” above for a discussion of the increase of these charges.

Service Charges and Other Income

	2006	2005	2004	Dollar Change		Percent Change
				2006-2005	2005-2004	2006-2005	2005-2004
	(in millions of dollars)
Leased department income	$10.4	$8.5	$6.5	$1.9	$2.0	22.4%	30.8%
Gain on sale of credit card business	—	—	83.9	—	(83.9)	—	—
Service charge income	—	—	141.2	—	(141.2)	—	—
Income from GE marketing and servicing alliance	124.6	104.8	14.2	19.8	90.6	18.9	638.0
Visa Check/Mastermoney Antitrust settlement proceeds	6.5	—	—	6.5	—	—	—
Other	32.5	29.6	36.8	2.9	(7.2)	9.8	(19.6)

Total	$174.0	$142.9	$282.6	$31.1	$(139.7)	21.8%	(49.4)%

Average accounts receivable (1)	$—	$—	$1,101.2	$—	$(1,101.2)	—%	—%

(1)	Average receivables for 2004 includes only the first nine months prior to the sale to GE on November 1, 2004.

2006 Compared to 2005

Service charges and other income is composed primarily of income from the Company’s marketing and servicing alliance with GE Finance (“GE”). This marketing and servicing alliance began on November 1, 2004 in conjunction with the sale of our credit card business to GE and included income of $124.6 million in fiscal 2006 compared to income of $104.8 million for fiscal 2005. This increase of $19.8 million was due primarily to an increase in finance charges due to higher receivable balances caused by a slowing in the rate of customers’ payments as a result of a change in payment terms by GE.

Other items included in other income in fiscal 2006 included $6.5 million of proceeds received from the Visa Check/Mastermoney Antitrust litigation settlement and income of $10.4 million from leased departments compared to $8.5 million of leased department income in fiscal 2005.

2005 Compared to 2004

Service charges and other income included income from the marketing and servicing alliance with GE of $104.8 million for fiscal 2005 and $14.2 million for the last three months of fiscal 2004. Included in other income in fiscal 2004 was a gain of $83.9 million relating to the sale of our credit card business to GE. No service charge income was recorded in fiscal 2005 due to the sale in 2004. Service charge income of $141.2 million was recorded in fiscal 2004 prior to the sale.

Income Taxes

The federal and state income tax rates for fiscal 2006, 2005 and 2004, inclusive of equity in earnings of joint ventures, were 7.7%, 10.5% and 36.2%, respectively. The Company currently expects the effective tax rate for fiscal 2007 to be approximately 37.2%.

The Company’s federal tax returns for fiscal years 1997 through 2002 were examined by the Internal Revenue Service (“IRS”). In 2006, the Company achieved a settlement of the issues raised in the examinations thereby allowing the applicable statute of limitations for these periods to close prior to February 3, 2007. The settlement of these examinations necessitated changes in reserves and changes in capital loss valuation allowance. During the year ended February 3, 2007, income taxes include a $57.2 million reduction of reserves for various federal and state tax contingencies, a $3.5 million increase in deferred liabilities due to an increase in the state effective tax rate, and a $24.4 million tax benefit related to the decrease in a capital loss valuation allowance due to capital gain income. During 2006, the IRS began an examination of the Company’s federal income tax returns for fiscal years 2003 through 2005. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

	2006	2005	Dollar Change	Percent Change
	(in thousands of dollars)
Cash and cash equivalents	$193,994	$299,840	$(105,846)	(35.3)%
Current portion of long-term debt	100,635	198,479	(97,844)	(49.3)
Long-term debt	956,611	1,058,946	(102,335)	(9.7)
Guaranteed Beneficial Interests	200,000	200,000	—	—
Stockholders’ equity	2,586,953	2,340,541	246,412	10.5

Current ratio	2.10%	1.87%
Debt to capitalization	32.7%	38.4%

The Company’s current non-operating priorities for its use of cash are:

•	Strategic investments to enhance the value of existing properties;

•	Construction of new stores;

•

Investment in high-return capital projects, particularly in investments in technology to improve merchandising and distribution, reduce costs, to improve efficiencies or to help the Company better serve its customers;

•	Debt reduction;

•	Stock repurchase plan; and

•	Dividend payments to shareholders.

Cash flows for the three fiscal years ended were as follows:

				Percent Change
	2006	2005	2004	2006-2005	2005-2004
	(in thousands of dollars)
Operating Activities	$360,582	$369,142	$554,061	(2.3)%	(33.4)%
Investing Activities	(266,345)	(297,608)	414,212	10.5	*
Financing Activities	(200,083)	(269,942)	(630,898)	(25.9)	(57.2)

Total Cash (Used) Provided	$(105,846)	$(198,408)	$337,375

*	percent change calculation is not meaningful

Operating Activities

The primary source of the Company’s liquidity is cash flows from operations. Due to the seasonality of the Company’s business, it has historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail sales are the key operating cash component providing 97.8% and 98.1% of total revenues over the past two years.

In November 2004, the Company sold substantially all of the assets of its private label credit card business to GE for $1.1 billion, thus increasing the Company’s liquidity. In connection with the sale, the Company and GE have entered into a long-term marketing and servicing alliance that provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The cash flows that the Company receives under this alliance have been greater than the net cash flows provided by the Company’s credit business prior to its sale to GE due to quicker cash receipts. The Company received income of approximately $125 million and $105 million from GE in fiscal 2006 and 2005. While the Company does not expect future cash flows under this alliance to vary significantly from historical levels, future amounts are difficult to predict. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

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

Net cash flows from operations were $360.6 million for fiscal 2006 and were adequate to fund the Company’s operations for the year. During 2006, our operating cash flows were positively impacted by net income, as adjusted for non-cash items, of $495.4 million compared to net income, as adjusted by non-cash items, of $421.7 million in fiscal 2005. Cash flows from changes in operating assets and liabilities remained relatively the same as decreases in inventories were offset by decreases in trade accounts payable as the Company focused on inventory control during fiscal 2006.

The Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123-R”) for its year ended February 3, 2007. As a result of this adoption, excess tax benefits from stock-based compensation of $5.3 million were reported as a financing activity for fiscal 2006. Excess tax benefits from stock-based compensation of $3.7 million in fiscal 2005 and $9.1 million in fiscal 2004 were reported as an operating activity.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and joint ventures. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

Capital expenditures were $320.6 million for 2006. These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software. During 2006, we opened five new stores: Southaven Towne Center in Southaven, Mississippi; The Summit Sierra in Reno, Nevada; The Mall at Turtle Creek in Jonesboro, Arkansas; Pinnacle Hills Promenade in Rogers, Arkansas and Coconut Point in Bonita Springs, Florida. These five stores totaled approximately 845,000 square feet. We also opened three replacement stores: Town Center at Aurora in Aurora, Colorado; Red Cliffs Mall in St. George, Utah and Southwest Plaza in Littleton, Colorado. The replacement stores totaled approximately 450,000 square feet replacing 380,000 square feet. During 2006, we also closed six stores totaling approximately 820,000 square feet. One store is to be reconstructed as a result of Hurricane Katrina; this store is located in Biloxi, Mississippi and is expected to re-open in early fiscal 2008.

Capital expenditures for 2007 are expected to be approximately $360 million. These expenditures include the openings of nine locations totaling approximately 1.2 million square feet, net of replaced square footage, and the expansion of six locations totaling approximately 445,000 square feet. Historically, we have financed such capital expenditures with cash flow from operations. We expect that we will continue to finance capital expenditures in this manner during fiscal 2007.

We received insurance proceeds of $27.8 million and $26.7 million during fiscal 2006 and fiscal 2005, respectively, for the construction of property and fixtures for stores damaged during the 2005 hurricane season. We expect to recover any future amounts once all repairs are completed and a final settlement is reached with the insurance carrier.

We have approximately 90 stores along the Gulf and Atlantic coasts that will not be covered by third party insurance but will rather be self-insured for property and merchandise losses related to “named storms” in fiscal 2007. Therefore, repair and replacement costs will be borne by us for damage to any of these stores from “named storms” in fiscal 2007. We have created early response teams to assess and coordinate cleanup efforts should some stores be impacted by storms. We have also redesigned certain store features to lessen the impact of storms and have equipment available to assist in the efforts to ready the stores for normal operations.

During fiscal 2006, 2005 and 2004, we received proceeds from the sale of property and equipment of $6.5 million, $103.6 million and $11.3 million, respectively, and recorded related gains on the sale of property and equipment in operating activities of $2.6 million, $3.4 million and $2.9 million, respectively. During 2005, we received cash proceeds of $14.0 million and a $3.0 million promissory note from the sale of a subsidiary and also received $14.1 million as a return of capital from a joint venture.

During 2004, investing cash flows were positively impacted by the net proceeds of $688 million received from the sale of the credit card business to GE (see Note 2 of the Notes to Consolidated Financial Statements).

Financing Activities

Historically, cash inflows from financing activities generally included borrowings under our accounts receivable conduit facilities, the issuance of new mortgage notes or long-term debt and funds from stock option exercises. As a result of the sale of our credit card business in 2004, our need for liquidity has been reduced and our accounts receivable conduit facilities were terminated. Our primary source of available borrowings is our $1.2 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the Company’s accounts receivable conduit facilities (prior to the sale and termination), the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

We reduced our net level of outstanding debt and capital leases during 2006 by $205.9 million compared to a reduction of $163.9 million in 2005. The decreases in total debt for both years were due to maturities and repurchases of various outstanding notes and mortgages.

Revolving Credit Agreement. At February 3, 2007, we maintained a $1.2 billion revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks. During 2006, we amended our revolving credit agreement (“credit agreement”) with JPMorgan by extending the expiration date by one year to December 12, 2011. Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (currently 6.32%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at February 3, 2007). At February 3, 2007, letters of credit totaling $76.8 million were issued under this facility leaving unutilized availability under the facility of $947 million. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. We pay an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. We had weighted average borrowings of $10.6 million during fiscal 2006 and had no outstanding borrowings at February 3, 2007 or January 28, 2006 other than the utilization for unfunded letters of credit.

Long-term Debt. At February 3, 2007, the Company had $1.1 billion of unsecured notes and a mortgage note outstanding. The unsecured notes bear interest at rates ranging from 6.30% to 9.50% with due dates from 2007 through 2028, and the mortgage note bears interest at 9.25% with a due date of 2013. During 2006, the Company repurchased $1.7 million of its outstanding, unsecured notes prior to their related maturity dates compared with $15.4 million repurchased during fiscal 2005. The interest rate on the 2006 repurchased securities was 6.3% with a maturity date of 2008. Maturities of long-term debt over the next five years are $101 million, $196 million, $25 million, $1 million and $57 million.

Stock Repurchase. During 2006, the Company repurchased 133,500 shares for $3.3 million at an average price of $24.94 per share under the 2005 stock repurchase plan (“2005 plan”) which was approved by the board of directors in May 2005 and authorized the repurchase of up to $200 million of its Class A Common Stock. During 2005, the Company repurchased 3.9 million shares for $84.8 million under the 2005 plan. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at February 3, 2007.

During 2005, the Company repurchased approximately 665,000 shares for $16.1 million, which completed the remaining authorized repurchase of Class A Common Stock under the Company’s $200 million program approved by the board of directors in May of 2000.

Guaranteed Beneficial Interests in the Company’s Subordinated Debentures. The Company has $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 representing the beneficial ownership interest in the assets of Dillard’s Capital Trust I, a consolidated entity of the Company.

Fiscal 2007

During fiscal 2007, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash flows generated from operations. As part of its overall funding strategy and for peak working capital requirements, the Company expects to obtain funds through its $1.2 billion revolving credit agreement. The peak borrowings incurred under the facilities were $185 million during 2006. The Company expects peak funding requirements of approximately $200 million during fiscal 2007. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business.

The Company was a 50% co-guarantor of a loan commitment with a joint venture. The loan was collateralized by a mall in Yuma, Arizona. The Company sold its interest in the joint venture during the year ended February 3, 2007. As a result of the sale, the Company’s guarantee was released.

The Company was a 50% co-guarantor of a loan commitment with another joint venture. The construction loan was collateralized by a mall under construction in Bonita Springs, Florida. The mall’s construction was completed during 2006, and the joint venture obtained permanent financing for the mall. As a result of the re-financing, the Company’s guarantee was released during fiscal 2006.

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands of dollars)
Contractual obligations
Long-term debt	$1,057,246	$100,635	$221,099	$57,504	$678,008
Interest on long-term debt	826,691	73,012	119,608	106,556	527,515
Guaranteed beneficial interests in the Company’s subordinated debentures	200,000	—	—	—	200,000
Interest on Guaranteed beneficial interests in the Company’s subordinated debentures	472,315	14,959	29,877	29,918	397,561
Capital lease obligations, including interest	47,263	6,039	8,312	7,078	25,834
Defined benefit plan payments	105,025	5,495	11,397	11,885	76,248
Purchase Obligations (1)	1,576,912	1,576,912	—	—	—
Operating leases (2)	194,461	44,701	71,604	37,773	40,383

Total contractual cash obligations	$4,479,913	$1,821,753	$461,897	$250,714	$1,945,549

(1)	The Company’s purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase order for merchandise inventory represent $1.4 billion of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 12% of minimum lease obligations in fiscal 2006.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands of dollars)
Other commercial commitments
$1.2 billion line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	67,025	64,025	3,000	—	—
Import letters of credit	9,772	9,772	—	—	—

Total commercial commitments	$76,797	$73,797	$3,000	$—	$—

(1)	Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at February 3, 2007) which has not been reduced by outstanding letters of credit of $76.8 million.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) Words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption

“Risk Factors” above. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

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

Expected Maturity Date (fiscal year)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands of dollars)
Long-term debt	$100,635	$196,446	$24,653	$837	$56,667	$678,008	$1,057,246	$1,056,359
Average fixed interest rate	6.7%	6.5%	9.5%	9.3%	9.1%	7.3%	7.2%
Guaranteed Beneficial Interests in the Company’s Subordinated Debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$198,480
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $1.2 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0%. The Company had average borrowings of $10.6 million during fiscal 2006. Based on the average amount outstanding during fiscal 2006, a 100 basis point change in interest rates would result in an approximate $106,000 annual change to interest expense.

The Company had average short-term investments of $147 million during fiscal 2006. Based on the average amount outstanding during fiscal 2006, a 100 basis point change in interest rates would result in an approximate $1.5 million annual change to investment income.

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

As of February 3, 2007, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 3, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding executive officers of the Registrant is incorporated herein by reference to Part I of this report under the heading “Executive Officers of the Company.” Reference additionally is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Company Code of Conduct that applies to all Company employees including the Company’s Directors, CEO and senior financial officers. The current version of such Code of Conduct is available free of charge on Dillard’s, Inc. website, www.dillards.com, and is available in print to any shareholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company’s principal executive offices set forth above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning under the heading “Compensation of Directors and Executive Officers” and concluding under the heading “Compensation of Directors” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	5,915,269	$25.88	5,836,126

Total	5,915,269	$25.88	5,836,126

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

DILLARD’S, INC.
Registrant

/S/ JAMES I. FREEMAN
Date: April 4, 2007	James I. Freeman, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Name	Title

/s/ Robert C. Connor Robert C. Connor	Director

/S/ DRUE CORBUSIER Drue Corbusier	Executive Vice President and Director

/S/ WILL D. DAVIS Will D. Davis	Director

/S/ WILLIAM DILLARD, II William Dillard, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ALEX DILLARD Alex Dillard	President and Director

/S/ MIKE DILLARD Mike Dillard	Executive Vice President and Director

/S/ JAMES I. FREEMAN James I. Freeman	Senior Vice President and Chief Financial Officer and Director

/S/ JOHN PAUL HAMMERSCHMIDT John Paul Hammerschmidt	Director

/S/ PETER R. JOHNSON Peter R. Johnson	Director

/S/ WARREN A. STEPHENS Warren A. Stephens	Director

/S/ WILLIAM H. SUTTON William H. Sutton	Director

/S/ J.C. WATTS, JR. J.C. Watts, Jr.	Director

Date: April 4, 2007

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended February 3, 2007

Page
Report of Independent Registered Public Accounting Firm	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets – February 3, 2007 and January 28, 2006.	F-6
Consolidated Statements of Operations - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.	F-7
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.	F-8
Consolidated Statements of Cash Flows - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.	F-9
Notes to Consolidated Financial Statements - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.	F-10
Schedule II - Valuation and Qualifying Accounts	F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule of Dillard’s, Inc. and subsidiaries, listed in item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dillard’s, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements on January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 1 to the Notes to Consolidated Financial Statements on February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York

April 4, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements, financial analysis and all other information in this Annual Report on Form 10-K were prepared by management, who is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, it believes that, as of February 3, 2007, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dillard’s, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007 of the Company and our report dated April 4, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 29, 2006, and the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York

April 4, 2007

CONSOLIDATED BALANCE SHEETS

	February 3, 2007	January 28, 2006
	Dollars in Thousands
Assets
Current Assets:
Cash and cash equivalents	$193,994	$299,840
Accounts receivable	10,508	12,523
Merchandise inventories	1,772,150	1,802,695
Other current assets	71,194	35,421

Total current assets	2,047,846	2,150,479

Property and Equipment:
Land and land improvements	89,451	90,879
Buildings and leasehold improvements	2,944,022	2,792,417
Furniture, fixtures and equipment	2,160,190	2,155,194
Buildings under construction	56,856	92,336
Buildings and equipment under capital leases	48,910	81,496
Less accumulated depreciation and amortization	(2,141,523)	(2,053,419)

	3,157,906	3,158,903

Goodwill	34,511	34,511

Other Assets	167,752	173,026

Total Assets	$5,408,015	$5,516,919

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable and accrued expenses	$797,806	$858,082
Current portion of long-term debt	100,635	198,479
Current portion of capital lease obligations	3,679	5,929
Federal and state income taxes including current deferred taxes	74,995	84,902

Total current liabilities	977,115	1,147,392

Long-term Debt	956,611	1,058,946

Capital Lease Obligations	28,328	31,806

Other Liabilities	206,122	259,111

Deferred Income Taxes	452,886	479,123

Operating Leases and Commitments
Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	200,000	200,000

Stockholders’ Equity:
Common stock, Class A – 116,217,645 and 115,237,382 shares issued; 76,130,196 and 75,283,433 shares outstanding	1,162	1,153
Common stock, Class B (convertible) – 4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	772,560	749,068
Accumulated other comprehensive loss	(21,229)	(14,574)
Retained earnings	2,647,388	2,414,491
Less treasury stock, at cost, Class A – 40,087,449 and 39,953,949 shares	(812,968)	(809,637)

Total stockholders’ equity	2,586,953	2,340,541

Total Liabilities and Stockholders’ Equity	$5,408,015	$5,516,919

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	Dollars in Thousands, Except Per Share Data

Net Sales	$7,636,056	$7,551,697	$7,522,060
Service Charges and Other Income	174,011	142,948	282,559

	7,810,067	7,694,645	7,804,619

Cost of Sales	5,032,351	5,014,021	5,017,765
Advertising, Selling, Administrative and General Expenses	2,096,018	2,041,481	2,098,791
Depreciation and Amortization	301,147	301,864	301,917
Rentals	55,480	47,538	54,774
Interest and Debt Expense, Net	87,642	105,570	139,056
Gain on Sales of Assets	(16,413)	(3,354)	(2,933)
Asset Impairment and Store Closing Charges	—	61,734	19,417

Income Before Income Taxes and Equity in Earnings of Joint Ventures	253,842	125,791	175,832
Income Taxes	20,580	14,300	66,885
Equity in Earnings of Joint Ventures	12,384	9,994	8,719

Net Income	$245,646	$121,485	$117,666

Earnings Per Common Share:
Basic	$3.09	$1.49	$1.41
Diluted	3.05	1.49	1.41

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehen- sive Loss	Retained Earnings	Treasury Stock	Total
	Class A	Class B
	Dollars in Thousands, Except Per Share Data
Balance, January 31, 2004	$1,129	$40	$713,974	$(11,281)	$2,201,623	$(668,388)	$2,237,097
Net income	—	—	—		117,666	—	117,666
Minimum pension liability adjustment, net of tax of $1,154	—	—	—	(2,052)	—	—	(2,052)

Total comprehensive income							115,614
Issuance of 1,714,606 shares under stock option, employee savings and stock bonus plans	17	—	25,646	—	—	—	25,663
Purchase of 2,000,000 shares of treasury stock	—	—	—	—	—	(40,381)	(40,381)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(13,296)	—	(13,296)

Balance, January 29, 2005	1,146	40	739,620	(13,333)	2,305,993	(708,769)	2,324,697
Net income	—	—	—		121,485	—	121,485
Minimum pension liability adjustment, net of tax of $698	—	—	—	(1,241)	—	—	(1,241)

Total comprehensive income							120,244
Issuance of 655,858 shares under stock option plan	7	—	9,448	—	—	—	9,455
Purchase of 4,567,100 shares of treasury stock	—	—	—	—	—	(100,868)	(100,868)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,987)	—	(12,987)

Balance, January 28, 2006	$1,153	$40	$749,068	$(14,574)	$2,414,491	$(809,637)	$2,340,541
Net income	—	—	—		245,646	—	245,646
Minimum pension liability adjustment, net of tax of $153	—	—	—	266	—	—	266

Total comprehensive income							245,912
Adoption of FAS 158, net of tax of $3,995				(6,921)			(6,921)
Issuance of 980,263 shares under stock option and stock bonus plans	9	—	23,492	—	—	—	23,501
Purchase of 133,500 shares of treasury stock	—	—	—	—	—	(3,331)	(3,331)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,749)	—	(12,749)

Balance, February 3, 2007	$1,162	$40	$772,560	$(21,229)	$2,647,388	$(812,968)	$2,586,953

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	Dollars in Thousands
Operating Activities:
Net Income	$245,646	$121,485	$117,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	303,256	304,376	305,536
Share-based compensation	1,002	—	—
Excess tax benefits from share-based compensation	(5,251)	—	—
Deferred income taxes	(32,807)	(32,862)	(122,036)
Gain on sale of joint venture	(13,810)	—	—
Gain on sale of property and equipment	(2,603)	(3,354)	(2,933)
Asset impairment and store closing charges	—	61,734	19,417
Gain from hurricane insurance proceeds	—	(29,715)	—
Proceeds from hurricane insurance	—	83,398	—
Gain on sale of credit card business	—	—	(83,867)
Provision for loan losses	—	—	12,835
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,015	(2,872)	166,899
Decrease (increase) in merchandise inventories	30,545	(123,345)	(100,656)
(Increase) decrease in other current assets	(60,283)	17,138	(13,607)
Increase in other assets	(2,421)	(6,201)	(39,816)
(Decrease) increase in trade accounts payable and accrued expenses, other liabilities and income taxes	(104,707)	(20,640)	294,623

Net cash provided by operating activities	360,582	369,142	554,061

Investing Activities:
Purchase of property and equipment	(320,640)	(456,078)	(285,331)
Proceeds from sale of property and equipment	6,479	103,637	11,330
Proceeds from hurricane insurance	27,826	26,708	—
Proceeds from sale of joint venture	19,990	—	—
Proceeds from sale of subsidiary	—	14,000	—
Proceeds from joint venture	—	14,125	—
Net cash from sale of credit card business	—	—	688,213

Net cash (used in) provided by investing activities	(266,345)	(297,608)	414,212

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(205,907)	(163,919)	(212,163)
Issuance cost of line of credit	(595)	(1,623)	—
Cash dividends paid	(12,749)	(12,987)	(13,296)
Proceeds from issuance of common stock	17,248	9,455	16,521
Excess tax benefits from share-based compensation	5,251	—	—
Purchase of treasury stock	(3,331)	(100,868)	(40,381)
Decrease in short-term borrowings and capital lease obligations	—	—	(50,000)
Retirement of Guaranteed Beneficial Interest in the Company’s Debentures	—	—	(331,579)

Net cash used in financing activities	(200,083)	(269,942)	(630,898)

(Decrease) Increase in Cash and Cash Equivalents	(105,846)	(198,408)	337,375
Cash and Cash Equivalents, Beginning of Year	299,840	498,248	160,873

Cash and Cash Equivalents, End of Year	$193,994	$299,840	$498,248

Non-cash transactions:
Tax benefit from exercise of stock options	$—	$3,683	$9,142
Capital lease transactions	—	19,518	10,781
Accrued capital expenditures	10,052	23,351	—
Note received from sale of subsidiary	—	3,000	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (the “Company”) operates retail department stores located primarily in the Southeastern, Southwestern and Midwestern areas of the United States. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Fiscal year 2006 included 53 weeks and fiscal years 2005 and 2004 included 52 weeks.

Consolidation—The accompanying consolidated financial statements include the accounts of Dillard’s, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventories, sales return, self-insured accruals, future cash flows for impairment analysis, pension discount rate and taxes. Actual results could differ from those estimates.

Guarantees—The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The Company recognized a liability related to indebtedness incurred by certain joint ventures as of January 28, 2006. No guarantees existed as of February 3, 2007.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents.

Accounts Receivable—In November 2004, the Company sold substantially all of its accounts receivable to GE Consumer Finance (“GE”) and no longer maintains an allowance for doubtful accounts. Accounts receivable primarily consist of the monthly settlement with GE for Dillard’s share of revenue from the long-term marketing and servicing alliance.

Merchandise Inventories—The retail last-in, first-out (“LIFO”) inventory method is used to value merchandise inventories. At February 3, 2007 and January 28, 2006, the LIFO cost of merchandise was approximately equal to the first-in, first-out (“FIFO”) cost of merchandise.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $4.4 million, $6.1 million and $4.5 million in fiscal 2006, 2005 and 2004, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements	20 - 40 years
Furniture, fixtures and equipment	3 -10 years

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

Included in property and equipment as of February 3, 2007 are assets held for sale in the amount of $8.5 million. During fiscal 2006, 2005 and 2004, the Company realized gains on the sale of property and equipment of $2.6 million, $3.4 million and $2.9 million, respectively.

Depreciation expense on property and equipment was $301 million, $302 million and $302 million for fiscal 2006, 2005 and 2004, respectively.

Long-Lived Assets Excluding Goodwill—The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed annually as of the last day of the fourth quarter at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value which is based on real estate values or expected discounted future cash flows. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in 2005 and 2004, as disclosed in Note 15.

Goodwill—The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment annually or more frequently if certain indicators arise. The Company tests for goodwill impairment annually as of the last day of the fourth quarter using the two-step process prescribed in SFAS No. 142. The Company identifies its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units are estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. Management believes at this time that the carrying value continues to be appropriate, recognizing the impairment charges recorded in fiscal 2005 and 2004, as disclosed in Notes 3 and 15.

Other Assets—Other assets include investments in joint ventures accounted for by the equity method. These joint ventures, which consist of malls and a general contracting company that constructs Dillard’s stores and other commercial buildings, had carrying values of $98 million and $102 million at February 3, 2007 and January 28, 2006, respectively. The malls are located in Toledo, Ohio; Denver, Colorado and Bonita Springs, Florida. The Company received $14.1 million as a return of capital from a joint venture during 2005. The Company recorded a $13.5 million pretax gain during the year ended February 3, 2007 for the sale of its interest in the Yuma Palms joint venture for $20.0 million.

Vendor Allowances—The Company receives concessions from its vendors through a variety of programs and arrangements, including cooperative advertising and margin maintenance programs. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. These agreements range in periods from a few days to up to a year. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of the merchandise.

For cooperative advertising programs, the Company generally offsets the allowances against the related advertising expense when incurred. Many of these programs require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost. Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor. If the allowance exceeds the advertising costs incurred on a vendor-specific basis, then the excess allowance from the vendor is recorded as a reduction of merchandise cost for that vendor.

Margin maintenance allowances are credited directly to cost of purchased merchandise in the period earned according to the agreement with the vendor.

The accounting policies described above are in compliance with Emerging Issues Task Force 02-16, Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor.

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

Revenue Recognition—The Company recognizes revenue at the “point of sale.” Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded.

Prior to the sale of its credit card business to GE, finance charge revenue earned on customer accounts serviced by the Company under its proprietary credit card program was recognized in the period in which it was earned. Beginning November 1, 2004, the Company’s share of income earned under the long-term marketing and servicing alliance is included as a component of Service Charges and Other Income. The Company received income of approximately $125 million, $105 million and $14 million from GE in 2006, 2005 and 2004, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the GE credit cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the GE credit cards and accepts payments on the GE credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise and for estimated breakage. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. The Company determined gift card breakage income based upon historical redemption patterns. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months). As of February 3, 2007 and January 28, 2006, gift card liabilities of $74.9 million and $75.3 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, television, radio and other media advertising, are expensed as incurred and were $205 million, $229 million and $246 million, net of cooperative advertising reimbursements of $67.1 million, $57.8 million and $58.3 million for fiscal years 2006, 2005 and 2004, respectively.

Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

Shipping and Handling—In accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling reimbursements in Service Charges and Other Income. The Company records shipping and handling costs in cost of sales.

Stock-Based Compensation—On January 29, 2006, the first day of our 2006 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. Previous to the adoption of SFAS 123(R), the Company accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements.

Retirement Benefit Plans—The Company’s retirement benefit plan costs are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of February 3, 2007. SFAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. See Note 9 for additional information regarding the adoption of SFAS 158.

Equity in earnings of joint ventures. Equity in earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures.

Segment Reporting—The Company reports in a single operating segment — the operation of retail department stores. Revenues from customers are derived from merchandise sales and also from service charges and interest on the Company’s proprietary credit card prior to November 1, 2004. The Company does not rely on any major customers as a source of revenue. The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during 2006.

The following table summarizes the percentage of net sales by each major product line:

	Percentage of Net Sales
	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cosmetics	15%	15%	14%
Ladies’ Apparel and Accessories	36	36	37
Juniors’ and Children’s Apparel	10	10	11
Men’s Apparel and Accessories	18	18	18
Shoes	13	12	11
Home and Other	8	9	9

Total	100%	100%	100%

Reclassifications—The following reclasses were made to prior years’ consolidated statements of operations to conform to the fiscal 2006 presentations: (1) leased department income of $10.4 million, $8.5 million and $6.5 million for the fiscal years 2006, 2005 and 2004, respectively, was reclassed from Net Sales to Service Charges and Other Income, (2) gain on sales of assets was reclassed from Service Charges and Other Income to its own line item and (3) equity in earnings of joint ventures was reclassed from Service Charges and Other Income to its own line item below Income Taxes.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

2. Disposition of Credit Card Receivables

On November 1, 2004, the Company completed the sale of substantially all of the assets of its private label credit card business to GE Consumer Finance (“GE”). The purchase price of approximately $1.1 billion includes the assumption of $400 million of securitization liabilities, the purchase of owned accounts receivable and other assets. Net cash proceeds received by the Company were $688 million. The Company recorded a pretax gain of $83.9 million as a result of the sale. The gain is recorded in Service Charges and Other Income on the Consolidated Statement of Operations.

As part of the transaction, the Company and GE have entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. GE will own the accounts and balances generated during the term of the alliance and will provide all key customer service functions supported by ongoing credit marketing efforts.

3. Goodwill

The changes in the carrying amount of goodwill for the years ended February 3, 2007 and January 28, 2006 are as follows (in thousands):

Goodwill balance at January 29, 2005	$35,495
Goodwill written off in fiscal 2005	(984)

Goodwill balance at January 28, 2006	34,511
Goodwill written off in fiscal 2006	—

Goodwill balance at February 3, 2007	$34,511

4. Revolving Credit Agreement

At February 3, 2007, the Company maintained a $1.2 billion revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks. During 2006, the Company amended its revolving credit agreement (“credit agreement”) by extending the expiration date by one year to December 12, 2011. Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (currently 6.32%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at February 3, 2007). At February 3, 2007, letters of credit totaling $76.8 million were issued under this facility leaving unutilized availability under the facility of $947 million. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted average borrowings of $10.6 million during fiscal 2006 and had no outstanding borrowings at February 3, 2007 or January 28, 2006 other than the utilization for unfunded letters of credit.

5. Long-term Debt

Long-term debt consists of the following:

	February 3, 2007	January 28, 2006
	(in thousands of dollars)
Unsecured notes
At rates ranging from 6.30% to 9.50%, due 2007 through 2028	$1,052,392	$1,251,992
Mortgage note, payable monthly through 2013 and bearing interest at a rate of 9.25%	4,854	5,433

	1,057,246	1,257,425
Current portion	(100,635)	(198,479)

	$956,611	$1,058,946

Building, land, and land improvements with a carrying value of $5.8 million at February 3, 2007 were pledged as collateral on the mortgage notes. Maturities of long-term debt over the next five years are $101 million, $196 million, $25 million, $1 million and $57 million. Outstanding letters of credit aggregated $76.8 million at February 3, 2007.

Net Interest and debt expense consists of the following:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands of dollars)
Long-term debt:
Interest	$103,365	$107,445	$121,943
Loss on early retirement of long-term debt	—	478	—
Amortization of debt expense	2,274	2,826	4,027

	105,639	110,749	125,970
Interest on capital lease obligations	1,817	2,138	2,372
Interest on receivable financing	—	—	11,009
Investment interest income	(9,314)	(7,317)	(295)
Interest on income tax settlement	(10,500)	—	—

	$87,642	$105,570	$139,056

Interest paid during fiscal 2006, 2005 and 2004 was approximately $123.3 million, $113.7 million and $145.4 million, respectively.

6. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

	February 3, 2007	January 28, 2006
	(in thousands of dollars)
Trade accounts payable	$581,908	$630,694
Accrued expenses:
Taxes, other than income	72,723	71,110
Salaries, wages, and employee benefits	58,386	52,728
Liability to customers	59,581	59,995
Interest	11,388	30,046
Rent	8,828	8,943
Other	4,992	4,566

	$797,806	$858,082

7. Income Taxes

The provision for federal and state income taxes is summarized as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands of dollars)
Current:
Federal	$47,509	$47,629	$156,137
State	5,878	(467)	32,784

	53,387	47,162	188,921

Deferred:
Federal	(35,338)	(39,290)	(92,359)
State	2,531	6,428	(29,677)

	(32,807)	(32,862)	(122,036)

	$20,580	$14,300	$66,885

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate is presented below:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands of dollars)
Income tax at the statutory federal rate (inclusive of equity in earnings of joint ventures)	$93,179	$47,525	$64,593
State income taxes, net of federal benefit (inclusive of equity in earnings of joint ventures)	5,591	1,870	1,834
Changes in reserves	(57,236)	—	—
Nondeductible goodwill write off	—	344	433
Changes in tax rate	3,451	5,469	—
Benefit of capital loss carrybacks	—	(45,415)	—
Changes in valuation allowance	(24,408)	—	—
Other	3	4,507	25

	$20,580	$14,300	$66,885

The Company’s federal tax returns for fiscal years 1997 through 2002 were examined by the Internal Revenue Service (“IRS”). In 2006, the Company achieved a settlement of the issues raised in the examinations thereby allowing the applicable statute of limitations for these periods to close prior to February 3, 2007. The settlement of these examinations necessitated changes in reserves and changes in capital loss valuation allowance. During 2006, the IRS began an examination of the Company’s federal income tax returns for fiscal years 2003 through 2005. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.

For fiscal 2005, the Company recognized a $45.4 million tax benefit relating to the sale of a subsidiary of the Company.

The $24.4 million tax benefit relates to the decrease in a capital loss valuation allowance due to capital gain income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s estimated federal and state income tax rate, inclusive of equity in earnings of joint ventures, was 7.7% in fiscal 2006, 10.5% in fiscal 2005 and 36.2% in fiscal 2004. Significant components of the Company’s deferred tax assets and liabilities as of February 3, 2007 and January 28, 2006 are as follows:

	February 3, 2007	January 28, 2006
	(in thousands of dollars)
Property and equipment bases and depreciation differences	$520,547	$539,768
Joint venture basis differences	26,277	28,370
Differences between book and tax bases of inventory	52,246	50,837
Other	10,495	18,679

Total deferred tax liabilities	609,565	637,654

Accruals not currently deductible	(103,048)	(84,689)
Capital loss carryforwards	(228,741)	(258,677)
Net operating loss carryforwards	(155,792)	(105,747)
Other	(417)	—

Total deferred tax assets	(487,998)	(449,113)
Capital loss valuation allowance	228,741	258,677
Net operating loss valuation allowance	126,297	66,035

Net deferred tax assets	(132,960)	(124,401)

Net deferred tax liabilities	$476,605	$513,253

At February 3, 2007, the Company had a deferred tax asset of approximately $228 million related to a capital loss carryforward arising in the previous year that could be utilized to reduce the tax liabilities of future years. This carryforward will expire in 2011. The deferred asset attributable to the capital loss carryforward has been reduced by a valuation allowance of $228 million due to the uncertainty of future capital gains necessary to utilize the capital loss carryforward.

At February 3, 2007, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $156 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between 2007 and 2027. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $126 million for the losses of various members of the affiliated group in states that require separate company filings.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	February 3, 2007	January 28, 2006
	(in thousands of dollars)
Net deferred tax liabilities-noncurrent	$452,886	$479,123
Net deferred tax liabilities-current	23,719	34,130

Net deferred tax liabilities	$476,605	$513,253

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

Income taxes paid during fiscal 2006, 2005 and 2004 were approximately $110.1 million, $98.7 million and $36.2 million, respectively.

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

9. Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to 20% of eligible pay. Eligible employees with one year of service may elect to make a contribution of up to 5% of eligible pay which will be matched 100% in the Company’s common stock. The Company contributions are used to purchase Class A Common Stock of the Company for the account of the employee. The terms of the plan provide a six-year graduated-vesting schedule for the Company contribution portion of the plan. The Company incurred expense of $13 million, $13 million and $11 million for fiscal 2006, 2005 and 2004, respectively, for the plan.

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company expects to make a contribution to the pension plan of approximately $5.5 million in fiscal 2007. The Company expects pension expense to be approximately $10.8 million in fiscal 2007 with a liability of $110.3 million.

The Company’s retirement benefit plan costs are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions. The Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) as of February 3, 2007. SFAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within accumulated other comprehensive loss, net of income taxes.

The following is a summary of the effects of adopting SFAS 158 on the Company’s balance sheet at February 3, 2007:

	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
	(in thousands)
Other Assets	$172,233	$(4,481)	$167,752
Total Assets	5,412,496	(4,481)	5,408,015
Other Liabilities	199,687	6,435	206,122
Deferred Income Taxes	456,881	(3,995)	452,886
Accumulated other comprehensive loss	(14,308)	(6,921)	(21,229)
Total stockholders’ equity	2,593,874	(6,921)	2,586,953
Total Liabilities and Stockholders’ Equity	5,412,496	(4,481)	5,408,015

The accumulated benefit obligations (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	February 3, 2007	January 28, 2006
	(in thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$98,884	$88,262
Service cost	2,181	1,993
Interest cost	5,396	4,756
Actuarial loss	2,224	7,364
Benefits paid	(3,660)	(3,491)

Benefit obligation at end of year	$105,025	$98,884

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	3,660	3,491
Benefits paid	(3,660)	(3,491)

Fair value of plan assets at end of year	$—	$—

Funded status (benefit obligation less plan assets)	$105,025	$98,884
Unamortized prior service costs	—	(4,481)
Unrecognized net actuarial loss	—	(29,206)
Intangible asset	—	4,481
Unrecognized net loss	—	22,772

Accrued benefit cost	$105,025	$92,450

Benefit obligation in excess of plan assets	$105,025	$92,450

Amounts recognized in the balance sheets:
Accrued benefit liability	$105,025	$65,197
Intangible asset	—	4,481
Accumulated other comprehensive loss	—	22,772

Net amount recognized	$105,025	$92,450

Accumulated benefit obligation at end of year	$97,211	$92,450

Accrued benefit liability is included in other liabilities. Intangible asset is included in other assets. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders’ equity.

The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $2 million and $600 thousand, respectively.

Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2006 consisted of net actuarial losses and prior service cost of $29.4 million and $3.9 million, respectively. The pretax amounts recognized in accumulated other comprehensive loss for fiscal 2005 and 2004 consisted of net actuarial losses of $22.8 million and $20.8 million, respectively.

The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate determined on this basis had increased to 5.9% as of February 3, 2007 from 5.6% as of January 28, 2006. Weighted average assumptions are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Discount rate-net periodic pension cost	5.60%	5.50%	6.00%
Discount rate-benefit obligations	5.90%	5.60%	5.50%
Rate of compensation increases	4.00%	4.00%	2.50%

The components of net periodic benefit costs are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands of dollars)
Components of net periodic benefit costs:
Service cost	$2,181	$1,993	$1,770
Interest cost	5,396	4,756	4,578
Net actuarial gain (loss)	2,016	1,570	1,146
Amortization of prior service cost	627	627	627

Net periodic benefit costs	$10,220	$8,946	$8,121

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2007	$5,495
2008	5,435
2009	5,962
2010	5,849
2011	6,036
2012-2016	43,094

Total payments for next ten fiscal years	$71,871

10. Stockholders’ Equity

Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

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

Share Repurchase Program

During 2006, the Company repurchased 133,500 shares for $3.3 million at an average price of $24.94 per share under the 2005 stock repurchase plan (“2005 plan”) which was approved by the board of directors in May 2005 and authorized the repurchase of up to $200 million of its Class A Common Stock. During 2005, the Company repurchased 3.9 million shares for $84.8 million under the 2005 plan. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at February 3, 2007.

During 2005, the Company repurchased approximately 665,000 shares for $16.1 million, which completed the remaining authorized repurchase of Class A Common Stock under the Company’s $200 million program approved by the board of directors in May of 2000 (“2000 plan”). During 2004, The Company repurchased approximately $40.4 million of Class A Common stock, representing 2.0 million shares under the 2000 plan.

11. Earnings per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(in thousands of dollars, except per share data)
Net earnings available for per-share calculation	$245,646	$245,646	$121,485	$121,485	$117,666	$117,666

Average shares of common stock outstanding	79,603	79,603	81,504	81,504	83,205	83,205
Stock options	—	872	—	157	—	534

Total average equivalent shares	79,603	80,475	81,504	81,661	83,205	83,739

Per Share of Common Stock:
Net income	$3.09	$3.05	$1.49	$1.49	$1.41	$1.41

Total stock options outstanding were 5,915,269, 8,319,953 and 5,785,706 at February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Of these, options to purchase 4,548,816 and 1,438,271 shares of

Class A Common Stock at prices ranging from $24.01 to $29.99 and $29.99 to $40.22 per share were outstanding in fiscal 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive. No options outstanding were excluded in the computation of diluted earnings per share for fiscal 2006 as none were antidilutive.

12. Stock Options

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of fiscal 2006, 5,836,126 shares were available for grant under the plans and 11,751,395 shares of Class A Common Stock were reserved for issuance under the stock option plans.

Upon adoption of SFAS No. 123-R, the Company elected to continue to value its share-based payment transactions using a Black-Scholes option pricing model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123-R, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in fiscal 2006 has been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for stock option awards granted on or after January 29, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by the Company for purposes of its pro forma disclosures under SFAS No. 123.

As a result of adopting SFAS No. 123-R, the Company recognized additional compensation expense for the year ended February 3, 2007 of $1,002,000 ($637,272 after tax or $0.01 per diluted share). At February 3, 2007, there was $93,000 of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 1.5 years. Beginning in the first quarter of 2006 in accordance with SFAS No. 123-R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Fiscal 2006	Fiscal 2005		Fiscal 2004
	(in thousands of dollars, except per share data)
Net Income:
As reported	$245,646	$121,485		$117,666
Add: Total stock bonus expense (net of tax)	2,233	1,716		—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	628	—		—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(628)	(32,421	)(A)	(6,436	)(A)
Deduct: Total stock bonus expense (net of tax)	(2,233)	(1,716)		—

Pro forma	$245,646	$89,064		$111,230

Basic earnings per share:
As reported	$3.09	$1.49		$1.41
Pro forma	3.05	1.09		1.34
Diluted earnings per share:
As reported	$3.05	$1.49		$1.41
Pro forma	3.05	1.09		1.33

(A)	The Company determined that reload option grants (3,220,362 shares and 1,940,697 shares at January 28, 2006 and January 29, 2005, respectively) had been inadvertently excluded from prior period disclosures. The stock option activity disclosure for prior periods has been adjusted to reflect the reload option activity. Reload option activity had been properly included in the diluted earnings per share calculation and thus the omission of the reload activity in the stock option activity disclosure did not have an effect on net income, basic earnings per share or diluted earnings per share for the years ended January 28, 2006 and January 29, 2005. The impact of this omission on the years ending January 28, 2006 and January 29, 2005 was an increase to pro forma stock-based compensation of $4,071,000 and $4,611,000, respectively. Pro forma net income for the same periods was thus reduced by these amounts. This omission also reduced pro forma basic and diluted earnings per share by $0.05 for the years ended January 28, 2006 and January 29, 2005.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Risk-free interest rate	—	4.30%	5.00%
Expected option life (years)	—	5.0	2.0
Expected volatility	—	42.3%	40.5%
Expected dividend yield	—	0.62%	0.62%

There were no stock options granted during 2006. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year, as adjusted(A)	8,319,953	$25.87	5,785,706	$25.69	8,952,906	$23.04
Granted	—	—	5,519,279	25.82	1,189,229	26.32
Exercised	(1,568,528)	24.84	(2,155,137)	20.79	(2,903,835)	16.47
Forfeited	(836,156)	27.42	(829,895)	37.45	(1,452,594)	28.77

Outstanding, end of year	5,915,269	$25.88	8,319,953	$25.87	5,785,706	$25.69

Options exercisable at year-end	5,875,269	$25.89	7,385,478	$26.05	4,414,831	$27.22

Weighted-average fair value of options granted during the year	$—		$8.86		$6.37

The following table summarizes information about stock options outstanding at February 3, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.01 - $24.73	294,942	1.20	$24.18	254,942	$24.21
$25.74 - $25.74	3,980,000	8.97	25.74	3,980,000	25.74
$25.95 - $30.47	1,640,327	2.46	26.52	1,640,327	26.52

	5,915,269	6.78	$25.88	5,875,269	$25.89

The intrinsic value of stock options exercised during the years ended February 3, 2007, January 28, 2006 and January 29, 2005 were approximately $14.4 million, $10.2 million and $25.4 million, respectively. The intrinsic value of outstanding stock options at February 3, 2007 was $53.8 million. At February 3, 2007, the intrinsic value of exercisable options was $53.4 million.

The Company had non-vested option outstanding of 40,000 shares, 934,475 shares and 1,370,875 shares as of February 3, 2007, January 28, 2006 and January 29, 2005, respectively. The non-vested options outstanding as of February 3, 2007 and January 28, 2006 had a weighted-average grant date fair value of $10.05 and $9.28 per share, respectively. All options exercised are issued out of authorized shares.

13. Leases and Commitments

Rental expense consists of the following:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands of dollars)
Operating leases:
Buildings:
Minimum rentals	$29,640	$30,611	$33,266
Contingent rentals	6,558	6,775	6,941
Equipment	19,282	10,152	14,567

	$55,480	$47,538	$54,774

Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of February 3, 2007 for all noncancelable leases for buildings and equipment are as follows:

	Operating Leases	Capital Leases
Fiscal Year	(in thousands of dollars)
2007	44,701	6,039
2008	39,348	4,684
2009	32,255	3,628
2010	21,231	3,569
2011	16,543	3,509
After 2011	40,383	25,834

Total minimum lease payments	$194,461	47,263

Less amount representing interest		(15,256)

Present value of net minimum lease payments (of which $3,679 is currently payable)		$32,007

Renewal options from three to 25 years exist on the majority of leased properties. At February 3, 2007, the Company is committed to incur costs of approximately $153 million to acquire, complete and furnish certain stores and equipment.

During 2005, the Company sold and leased back certain corporate aircraft resulting in proceeds of $59.4 million. These leases, which are accounted for under SFAS No. 13, Accounting for Leases, are classified as either operating or capital, as appropriate, and are included in the tables above. The leases have seven-year terms. The Company recorded a capital lease obligation of $17.2 million related to certain aircraft noted above. The remaining leases were recorded as operating leases and included in rent expense.

During 2005, the Company completed the disposition of all of the outstanding capital stock of an indirect wholly-owned subsidiary of the Company. The proceeds from the sale consist of $14 million in cash and a $3 million promissory note. In connection with the transaction, various subsidiaries of the Company entered into an operating lease agreement with the purchaser whereby they agreed to lease each of the properties for a term of 20 years. The minimum future payments under the lease are $58 thousand per month and are included in the table above.

The Company was a 50% co-guarantor of a loan commitment with an unconsolidated joint venture, Yuma Palms. The loan was collateralized by a mall in Yuma, Arizona. The Company sold its interest in the joint venture during the year ended February 3, 2007 for $20.0 million and recognized a gain of $13.5 million. As a result of the sale, the Company’s guarantee was released.

The Company was a 50% co-guarantor of a loan commitment with another joint venture. The construction loan was collateralized by a mall under construction in Bonita Springs, Florida. The mall’s construction was completed during 2006, and the joint venture obtained permanent financing for the mall. As a result of the re-financing, the Company’s guarantee was released during fiscal 2006.

We are a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The settlement provided $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. We received and recorded $6.5 million ($4.0 million after tax) as our share of the proceeds from the settlement during year ended February 3, 2007. This amount was recorded in service charges and other income.

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

During the year ended February 3, 2007, the Company signed a memorandum of understanding for $35.0 million to settle the case and, accordingly, accrued an additional $21.7 million ($13.6 million after tax or $0.17 per diluted share) regarding the case in trade accounts payable and accrued expenses. The settlement is still pending court approval. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the $35.0 million tentative settlement and additional damages. The accrued liability does not include any potential reimbursement amount from the actuarial firm.

Various other legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

14. Insurance Proceeds

During the year ended January 28, 2006, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time. Ten stores suffered damage to either merchandise or property related to the hurricanes. Two stores remain closed as of February 3, 2007 as a result of Hurricane Katrina. These stores are located in the New Orleans area and Biloxi, Mississippi. Property and merchandise losses in the affected stores are covered by insurance. Insurance proceeds of $27.8 million and $110 million were received during fiscal years 2006 and 2005, respectively, and the Company recorded a $29.7 million gain in fiscal 2005 in Cost of Sales related to insurance settlements received covering losses related to the hurricanes. The Company expects additional insurance recoveries in fiscal 2007 as construction is completed on damaged stores and a final settlement is reached with the insurance carrier.

15. Asset Impairment and Store Closing Charges

During fiscal 2005, the Company recorded a pretax charge of $61.7 million for asset impairment and store closing costs. Included in asset impairment and store closing charges is a pretax loss on the disposition of all the outstanding capital stock of an indirect wholly-owned subsidiary in the amount of $40.1 million. The charge also consists of a write-down of goodwill on one store of $1.0 million, an accrual for future rent, property tax, legal expense and utility payments on four stores of $3.7 million and a write-down of property and equipment on nine stores in the amount of $16.9 million. During fiscal 2004, the Company recorded a pretax charge of $19.4 million for asset impairment and store closing costs. The charge includes a write-down to fair value for certain under-performing properties. The charge consists of a write-down for a joint venture in the amount of $7.6 million, a write-down of goodwill on one store to be closed in fiscal 2005 of $1.2 million, an accrual for future rent, property tax and utility payments on three stores (two closed in fiscal 2004 and one closed in fiscal 2005) of $3.1 million and a write-down of property and equipment in the amount of $7.5 million. There were no asset impairment and store closing charges for fiscal 2006.

A breakdown of the asset impairment and store closing charges is as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount
	(in thousands of dollars)
Stores closed during previous fiscal year	—	$—	—	$—	3	$2,928
Stores to close during current fiscal year	—	—	5	8,729	4	4,052
Store impaired based on cash flows	—	—	9	12,899	1	703
Wholly-owned subsidiary	—	—	7	40,106	—	—
Non-operating facilities	—	—	—	—	2	4,170
Joint Venture	—	—	—	—	1	7,564

Total	—	$—	21	$61,734	11	$19,417

Following is a summary of the activity in the reserve established for asset impairment and store closing charges:

	Balance, beginning of year	Charges	Cash Payments	Balance, end of year
	(in thousands of dollars)
Fiscal 2006
Rent, property taxes and utilities	$4,281	$—	$875	$3,406
Fiscal 2005
Rent, property taxes and utilities	2,905	3,703	2,327	4,281
Fiscal 2004
Rent, property taxes and utilities	—	3,080	175	2,905

16. Fair Value Disclosures

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at February 3, 2007 and January 28, 2006 due to the short-term maturities of these instruments. The fair values of the Company’s long-term debt at February 3, 2007 and January 28, 2006 were $1.06 billion and $1.23 billion, respectively. The carrying value of the Company’s long-term debt at February 3, 2007 and January 28, 2006 was $1.06 billion and $1.26 billion, respectively. The fair value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at February 3, 2007 and January 28, 2006 was $198 million and $196 million, respectively. The carrying value of the Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures at February 3, 2007 and January 28, 2006 was $200 million and $200 million, respectively.

17. Quarterly Results of Operations (unaudited)

	Fiscal 2006, Three Months Ended
	April 29	July 29	October 28	February 3
	(in thousands of dollars, except per share data)
Net sales	$1,835,309	$1,685,477	$1,719,321	$2,395,949
Gross profit	655,872	563,204	601,008	783,621
Net income	61,319	15,727	13,609	154,991
Diluted earnings per share:
Net income	$0.77	$0.20	$0.17	$1.90

	Fiscal 2005, Three Months Ended
	April 30	July 30	October 29	January 28
	(in thousands of dollars, except per share data)
Net sales	$1,801,156	$1,690,113	$1,725,440	$2,334,988
Gross profit	630,884	546,088	578,331	782,373
Net income (loss)	38,040	(12,339)	(2,679)	98,463
Diluted earnings per share:
Net income (loss)	$0.46	$(0.15)	$(0.03)	$1.24

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

Quarterly information for fiscal 2006 and fiscal 2005 includes the following items:

First Quarter

2005

•	a $0.4 million pretax charge ($0.3 million after tax or $0.00 per diluted share) for asset impairment and store closing charges related to certain stores.

Second Quarter

2006

•	a $13.5 million pretax gain ($8.5 million after tax or $0.11 per diluted share) on the sale of the Company’s interest in a mall joint venture.

•	a $6.5 million pretax gain ($4.0 million after tax or $0.05 per diluted share) related to proceeds received from the Visa Check/Mastermoney Antitrust litigation.

•	a $21.7 million pretax charge ($13.6 million after tax or $0.17 per diluted share) for a memorandum of understanding reached in a litigation case.

•

a $5.8 million income tax benefit ($0.07 per diluted share) for the change in a capital loss valuation allowance due to capital gain income and $6.5 million income tax benefit ($0.08 per diluted share) due to the release of tax reserves.

2005

•	a $6.0 million pretax charge ($3.8 million after tax or $0.05 per diluted share) for asset impairment and store closing charges related to certain stores.

Fourth Quarter

2006

•

a $10.5 million pretax interest credit ($6.6 million after tax or $0.08 per diluted share) and a net income tax benefit of $64.0 million ($0.80 per diluted share) which includes $18.3 million for the change in a capital loss valuation allowance. Both the pretax interest credit and the income tax benefit are related to statute expirations and audit settlements with federal and state authorities for multiple tax years.

2005

•	a $55.3 million pretax charge ($35.6 million after tax or $0.45 per diluted share) for asset impairment and store closing charges related to certain stores.

•	a pretax gain of $28.2 million ($18.0 million after tax or $0.23 per diluted share) related to insurance proceeds received from Hurricanes Katrina and Rita.

•	a $45.4 million net tax benefit ($0.57 per diluted share) from the sale of one of the Company’s subsidiaries.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DILLARD’S, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E	Column F
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period (2)
Allowance for losses on accounts receivable:
Year Ended February 3, 2007	$—	$—	$—	$—	$—
Year Ended January 28, 2006	—	—	—	—	—
Year Ended January 29, 2005	40,967	14,704	—	55,671	—

(1)	Accounts written off and charged to allowance for losses on accounts receivable (net of recoveries).

(2)	On November 1, 2004, the Company sold substantially all the assets of its private label credit card business. As a result, the Company no longer maintains an allowance for doubtful accounts.

EXHIBIT INDEX

Number	Description

*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).

*3(b)	By-Laws as currently in effect (Exhibit 3.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).

*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).

*4(c)	Indenture between Registrant and Chemical bank, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).

*4(d)	Indenture between Registrant and Chemical bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Rights Agreement between Dillard’s, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).

**10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10(c)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10 to Form 10-Q for the quarter ended May 2, 2003 in 1-6140).

**10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10(e)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10(f)	Second Amendment to Amended and Restated Credit Agreement among Dillard’s, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10(g)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(h)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(i)	Third Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10(j)	Fourth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

E-1

Number	Description

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated by reference as indicated.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-2