Form 10-Q
period 2007-05-05
DILLARDS INC
filed 2007-06-12
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of June 2, 2007	76,323,046
CLASS B COMMON STOCK as of June 2, 2007	4,010,929

Index

DILLARD'S, INC.

Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 5,	February 3,	April 29,
	2007	2007	2006
Assets
Current assets:
Cash and cash equivalents	$137,915	$193,994	$301,677
Accounts receivable	9,932	10,508	11,491
Merchandise inventories	2,032,711	1,772,150	2,053,047
Other current assets	42,143	71,194	35,880

Total current assets	2,222,701	2,047,846	2,402,095

Property and equipment, net	3,208,810	3,157,906	3,151,940
Goodwill	34,511	34,511	34,511
Other assets	170,959	167,752	175,119

Total Assets	$5,636,981	$5,408,015	$5,763,665

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,013,659	$797,806	$1,064,757
Current portion of long-term debt	196,399	100,635	198,465
Current portion of capital lease obligations	3,027	3,679	5,665
Federal and state income taxes	55,696	74,995	71,406

Total current liabilities	1,268,781	977,115	1,340,293

Long-term debt	860,693	956,611	1,058,819
Capital lease obligations	27,633	28,328	30,600
Other liabilities	208,596	206,122	262,754
Deferred income taxes	439,951	452,886	473,211
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000	200,000

Stockholders’ equity:
Common stock	1,204	1,202	1,193
Additional paid-in capital	777,628	772,560	751,702
Accumulated other comprehensive loss	(20,836)	(21,229)	(14,574)
Retained earnings	2,686,299	2,647,388	2,472,635
Less treasury stock, at cost	(812,968)	(812,968)	(812,968)

Total stockholders' equity	2,631,327	2,586,953	2,397,988

Total Liabilities and Stockholders' Equity	$5,636,981	$5,408,015	$5,763,665

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 5,	April 29,
	2007	2006

Net sales	$1,762,954	$1,835,309
Service charges and other income	36,500	41,439

	1,799,454	1,876,748

Cost of sales	1,126,091	1,179,437
Advertising, selling, administrative and general expenses	499,375	494,610
Depreciation and amortization	74,932	73,390
Rentals	13,198	11,591
Interest and debt expense, net	20,736	23,610
Gain on sales of assets	--	(1,499)

Income before income taxes and equity in earnings of joint ventures	65,122	95,609
Income Taxes	25,390	35,065
Equity in earnings of joint ventures	3,192	775

Net Income	42,924	61,319

Retained Earnings at Beginning of Period	2,647,388	2,414,491
Cash Dividends Declared	(3,210)	(3,175)
Cumulative effect of accounting change related to adoption of FIN 48	(803)	--

Retained Earnings at End of Period	$2,686,299	$2,472,635

Earnings Per Share:
Basic	$0.54	$0.77

Diluted	$0.53	$0.77

Cash Dividends Declared Per Common Share	$0.04	$0.04

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 5,	April 29,
	2007	2006

Operating Activities:
Net income	$42,924	$61,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	75,410	74,169
Share-based compensation	31	532
Excess tax benefits from share-based compensation	(433)	(35)
Gain on sale of property and equipment	--	(1,499)
Loss on disposal of property and equipment	16	--
Asset impairment and store closing charges	688	--
Gain from hurricane insurance proceeds	(4,072)	--
Proceeds from hurricane insurance	5,881	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	576	1,032
Increase in merchandise inventories and other current assets	(253,210)	(255,396)
Increase in other assets	(3,235)	(2,872)
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	172,472	201,360

Net cash provided by operating activities	37,048	78,610

Investing Activities:
Purchases of property and equipment	(109,106)	(76,888)
Proceeds from hurricane insurance	16,101	4,585
Proceeds from sale of property and equipment	--	1,545

Net cash used in investing activities	(93,005)	(70,758)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(1,501)	(1,611)
Proceeds from issuance of common stock	4,606	2,068
Payment of line of credit fees and expenses	(450)	--
Excess tax benefits from share-based compensation	433	35
Cash dividends paid	(3,210)	(3,175)
Purchase of treasury stock	--	(3,332)

Net cash used in financing activities	(122)	(6,015)

(Decrease) Increase in Cash and Cash Equivalents	(56,079)	1,837
Cash and Cash Equivalents, Beginning of Period	193,994	299,840

Cash and Cash Equivalents, End of Period	$137,915	$301,677

Non-cash transactions:
Accrued capital expenditures	$2,635	$12,936
Cumulative adjustment to retained earnings for adoption of FIN 48	803	--

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 5, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 due to the seasonal nature of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission on April 4, 2007.

Reclassifications - The following reclasses were made to the prior period’s condensed consolidated statement of income to conform to the 2007 presentation: (1) leased department income of $2.1 million for the quarter ended April 29, 2006 was reclassed from net sales to service charges and other income, (2) gain on sales of assets was reclassed from service charges and other income to its own line item and (3) equity in earnings of joint ventures was reclassed from service charges and other income to its own line item below income taxes.

Note 2.	Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. There were no stock options granted during the three months ended May 5, 2007 and the three months ended April 29, 2006, respectively.

Stock option transactions for the three months ended May 5, 2007 are summarized as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	5,915,269	$25.88
Granted	-	-
Exercised	(144,575)	24.01
Forfeited	(700)	24.01
Outstanding, end of period	5,769,994	$25.93
Options exercisable at period end	5,729,994	$25.94

The following table summarizes information about stock options outstanding at May 5, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.01 - $24.73	149,667	1.86	$24.35	109,667	$24.47
$25.74 - $25.74	3,980,000	8.72	25.74	3,980,000	25.74
$25.95 - $30.47	1,640,327	2.21	26.52	1,640,327	26.52
	5,769,994	6.69	$25.93	5,729,994	$25.94

Index

The intrinsic value of outstanding stock options at May 5, 2007 was $41.9 million. At May 5, 2007, the intrinsic value of exercisable options was $41.6 million. The intrinsic value of stock options exercised during the three months ended May 5, 2007 was $1.3 million.

Note 3.	Reserve for Store Closing Charges

Following is a summary of the activity in the reserve established for store closing charges for the three months ended May 5, 2007:

(in thousands)	Balance, Beginning of Quarter	Charges	Cash Payments	Balance, End of Quarter

Rent, property taxes and utilities	$3,406	$--	$258	$3,148

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 4.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 5,	April 29,
	2007	2006
Basic:
Net income	$42,924	$61,319

Weighted average shares of common stock outstanding	80,197	79,327

Basic earnings per share	$0.54	$0.77

	Three Months Ended
	May 5,	April 29,
	2007	2006
Diluted:
Net income	$42,924	$61,319

Weighted average shares of common stock outstanding	80,197	79,327
Stock options	1,360	55
Total weighted average equivalent shares	81,557	79,382

Diluted earnings per share	$0.53	$0.77

Total stock options outstanding were 5,769,994 and 7,491,943 at May 5, 2007 and April 29, 2006, respectively. Of these, options to purchase 6,550,876 shares of Class A common stock at prices ranging from $25.74 to $29.99 per share were outstanding at April 29, 2006 but were not included in the computation of diluted earnings per share because they would be antidilutive. No options outstanding were excluded in the computation of diluted earnings per share for the quarter ended May 5, 2007 as none were antidilutive.

Note 5.	Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income (in thousands):

Index

	Three Months Ended
	May 5,	April 29,
	2007	2006

Net income	$42,924	$61,319
Other comprehensive loss:
Minimum pension liability adjustment, net of taxes	-	-
Amortization of minimum pension liability adjustment, net of taxes	393	-
Total comprehensive income	$43,317	$61,319

Note 6.	Commitments and Contingencies

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

During the year ended February 3, 2007, the Company signed a memorandum of understanding and accrued $35.0 million to settle the case. The settlement became final in early April 2007. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the settlement and additional damages.

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

At May 5, 2007, letters of credit totaling $72.3 million were issued under the Company’s $1.2 billion line of credit facility.

Note 7.	Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions of $0.9 million during the quarter ended May 5, 2007. The Company expects to make a contribution to the pension plan of approximately $3.1 million for the remainder of fiscal 2007.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Components of net periodic benefit costs:
Service cost	$517	$545
Interest cost	1,500	1,349
Net actuarial gain	518	504
Amortization of prior service cost	157	157
Net periodic benefit costs	$2,692	$2,555

Index

Note 8.	Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We expect that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

Note 9.	Revolving Credit Agreement

At May 5, 2007, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks. During the quarter ended May 5, 2007, the Company extended the credit agreement’s expiration date by one year. The credit agreement now expires December 12, 2012. Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (currently 6.32%) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.2 billion at May 5, 2007). At May 5, 2007, letters of credit totaling $72.3 million were issued under this credit agreement leaving unutilized availability under the facility of $1.1 billion. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had no outstanding borrowings as of May 5, 2007 other than the utilization for unfunded letters of credit.

Note 10.	Share Repurchase Program

During the three months ended May 5, 2007, no shares were repurchased under the Company’s 2005 stock repurchase program (“2005 plan”) which was approved by the Board of Directors in May 2005 and authorized the repurchase of up to $200 million of the Company’s Class A Common Stock.

During the three months ended April 29, 2006, the Company repurchased approximately 133,500 shares of Class A Common Stock for $3.3 million under the 2005 plan. Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at May 5, 2007.

Note 11.	Income Taxes

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period. The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense. The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million of which $17.8 million would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalty as of the date of adoption was $13.7 million.

The Company is currently being examined by the Internal Revenue Service for the fiscal tax years 2003 through 2005. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. With the exception of amounts that are under examination by income tax authorities, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

Index

The federal and state income tax rates were approximately 37.2% and 36.4% for the three months ended May 5, 2007 and April 29, 2006, including the impact of changes in FIN 48 liabilities and tax contingency estimates, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us” or “our”) operates 328 retail department stores in 29 states. Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We seek to enhance our income by maximizing the sale of this merchandise to our customers. We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow.

2007 Guidance

A summary of guidance on key financial measures for 2007, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below. See “forward-looking information” below.

(in millions of dollars)	2007	2006
	Estimated	Actual*

Depreciation and amortization	$305	$301
Rental expense	57	55
Interest and debt expense, net	85	88
Capital expenditures	360	321
*53 weeks

General

Net sales.  Net sales include sales of comparable and non-comparable stores. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance between the Company and GE Consumer Finance (“GE”). Other income relates to rental income, shipping and handling fees and net lease income on leased departments.

Cost of sales.  Cost of sales includes the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.

Advertising, selling, administrative and general expenses.  Advertising, selling, administrative and general expenses include buying, occupancy, selling, distribution, warehousing, store and corporate expenses (including payroll and employee benefits), insurance, employment taxes, advertising, management information systems, legal, and other corporate level expenses. Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Index

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. As disclosed in this note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the condensed consolidated financial statements.

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

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $8.0 million and $9.5 million for the quarters ended May 5, 2007 and April 29, 2006, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for the quarters ended May 5, 2007 and April 29, 2006.

The Company’s share of income earned under the long-term marketing and servicing alliance with GE is included as a component of service charges and other income. The Company received income of approximately $27.8 million and $31.8 million from GE during the quarters ended May 5, 2007 and April 29, 2006, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the GE credit cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the GE credit cards and accepts payments on the GE credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

Index

Merchandise vendor allowances.  The Company receives concessions from its merchandise vendors through a variety of programs and arrangements, including cooperative advertising, payroll reimbursements and margin maintenance programs.

Cooperative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures. Similarly, we are not able to assess the impact of vendor advertising allowances on creating additional revenue as such allowances do not directly generate revenue for our stores.

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred. All other merchandise vendor allowances are recognized as a reduction of cost purchases when received. Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses. The amounts recognized as a reduction in cost of sales have not varied significantly for the quarters ended May 5, 2007 and April 29, 2006.

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of May 5, 2007 and April 29, 2006, insurance accruals of $55.4 million and $51.1 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the quarters ended May 5, 2007 and April 29, 2006.

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

Index

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period. The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense. The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million of which $17.8 million would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalty as of the date of adoption was $13.7 million.

The Company is currently being examined by the Internal Revenue Service for the fiscal tax years 2003 through 2005. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. With the exception of amounts that are under examination by income tax authorities, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

Discount rate.  The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 5.90% as of February 3, 2007 from 5.60% as of January 28, 2006. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $105 million was appropriately stated as of February 3, 2007; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $6.3 million.

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

Index

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended
	May 5,	April 29,
	2007	2006

Net sales	100.0%	100.0%
Service charges and other income	2.1	2.3

	102.1	102.3

Cost of sales	63.9	64.3
Advertising, selling, administrative and general expenses	28.3	27.0
Depreciation and amortization	4.3	4.0
Rentals	0.7	0.6
Interest and debt expense, net	1.2	1.3
Gain on sales of assets	-	(0.1)

Income before income taxes and equity in earnings of joint ventures	3.7	5.2
Income taxes	1.5	1.9
Equity in earnings of joint ventures	0.2	-

Net income	2.4%	3.3%

Net Sales

The percent change by category in the Company’s sales for the three months ended May 5, 2007 compared to the three months ended April 29, 2006 is as follows:

% Change
07-06
Cosmetics	-2.0%
Ladies’ apparel and accessories	-3.0%
Juniors’ and children’s apparel	-9.0%
Men’s apparel and accessories	-6.7%
Shoes	0.8%
Home and other	-8.5%

The percent change by region in the Company’s total sales for the three months ended May 5, 2007 compared to the three months ended April 29, 2006 is as follows:

% Change
07-06
Eastern	-3.2%
Central	-5.1%
Western	-2.5%

Net sales decreased 4% on a total basis and 5% on a comparable store basis for the three months ended May 5, 2007 compared to the three months ended April 29, 2006. Net sales of shoes significantly outperformed the average company performance trend for the period while sales of junior’s and children’s apparel declined significantly more than trend during the period.

Index

During the three months ended May 5, 2007, sales were strongest in the Company’s Western region, where performance exceeded the Company’s total trend for the period. Net sales were slightly above trend in the Eastern region and slightly below trend in the Central region.

Service Charges and Other Income

(in millions of dollars)
	Three Months Ended
	May 5, 2007	April 29, 2006	Dollar Change	Percent Change
Leased department income	$2.6	$2.1	$0.5	23.8%
Income from GE marketing and servicing alliance	27.8	31.8	(4.0)	(12.6)
Other	6.1	7.5	(1.4)	(18.7)
Total	$36.5	$41.4	$(4.9)	(11.8)%

Service charges and other income for the quarter ended May 5, 2007 decreased to $36.5 million or 2.1% of net sales compared to $41.4 million or 2.3% of net sales for the three months ended April 29, 2006. This change was primarily a result of a $4.0 million decrease in the income from the marketing and servicing alliance with GE compared to the prior year.

Cost of Sales

Cost of sales decreased to 63.9% of net sales during the first quarter of 2007 compared with 64.3% for the first quarter of 2006 resulting in gross margin improvement of 40 basis points of sales. The improvement was primarily driven by a $4.1 million hurricane recovery gain related to recovery of merchandise losses incurred during the fall 2005 hurricane season and decreased markdowns in comparison to the first quarter of 2006. Gross margins improved during the first quarter of 2007 compared to the same period in the prior year in men’s apparel and accessories, ladies’ apparel and accessories and juniors’ and children’s apparel. Gross margins declined slightly in cosmetics while shoes and home and other categories experienced more significant declines.

Inventory declined 1% as of May 5, 2007 compared to April 29, 2006 on both total and comparable store bases.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses ("SG&A expenses") for the quarter ended May 5, 2007 increased $4.8 million to 28.3% of net sales from 27.0% of net sales during the quarter ended April 29, 2006. The change in SG&A was driven by increases of services purchased ($4.7 million) and payroll ($3.2 million) partially offset by a decrease in advertising expenses ($3.6 million).

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.5 million to 4.3% of net sales during the three months ended May 5, 2007 compared to 4.0% of net sales during the similar period of fiscal 2006. The increased depreciation and amortization expense is primarily due to Dillard’s continued improvements to its stores as well as the addition of new stores.

Rentals

Rentals were 0.7% and 0.6% of sales for the three months ended May 5, 2007 and April 29, 2006, respectively. Rentals increased $1.6 million to $13.2 million for the three months ended May 5, 2007 compared to $11.6 million for the three months ended April 29, 2006. The increase in rentals is mainly due to an increase in leased equipment.

Index

Interest and Debt Expense, Net

Interest and debt expense for the three months ended May 5, 2007 decreased to $20.7 million or 1.2% of net sales compared to $23.6 million or 1.3% of net sales for the three months ended April 29, 2006. Average debt outstanding declined approximately $200 million during the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The debt reduction was due to normal maturities and repurchases of various outstanding notes occurring principally during the last nine months of fiscal 2006.

Income Taxes

The federal and state income tax rates were approximately 37.2% and 36.4% for the three months ended May 5, 2007 and April 29, 2006, including the impact of changes in FIN 48 liabilities and tax contingency estimates, respectively.

Our income tax rate for the remainder of fiscal 2007 is dependent upon results of operations and may change if the results for fiscal 2007 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2007 will approximate 36.7%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	May 5, 2007	February 3, 2007	$ Change	% Change
Cash and cash equivalents	$137,915	$193,994	(56,079)	(28.9)
Current portion of long-term debt	196,399	100,635	95,764	95.2
Long-term debt	860,693	956,611	(95,918)	(10.0)
Guaranteed beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,631,327	2,586,953	44,374	1.7

Current ratio	1.75%	2.10%
Debt to capitalization	32.3%	32.7%

(in thousands of dollars)	May 5, 2007	April 29, 2006	$ Change	% Change
Cash and cash equivalents	$137,915	$301,677	(163,762)	(54.3)
Current portion of long-term debt	196,399	198,465	(2,066)	(1.0)
Long-term debt	860,693	1,058,819	(198,126)	(18.7)
Guaranteed beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,631,327	2,397,988	233,339	9.7

Current ratio	1.75%	1.79%
Debt to capitalization	32.3%	37.8%

Net cash flows from operations of $37.0 million for the three months ended May 5, 2007 were adequate to fund the Company’s operations for the period. Cash flows from operations decreased by $41.6 million from 2006 levels largely due to a decrease in net income of $18.4 million and a decrease of $28.9 million related to trade accounts payable and accrued expenses, other liabilities and income taxes compared with the prior year. These decreases were partially offset by insurance proceeds received during the current year of $5.9 million related to reimbursement for inventory damages incurred during the 2005 hurricane season; a gain of $4.1 million was recognized in conjunction with the receipt of these proceeds.

The Company entered into a long-term marketing and servicing alliance with GE Consumer Finance (“GE”) following the sale of the Company’s assets of its private label credit card business in 2004. The alliance provides for certain payments to be made by GE to the Company, including revenue sharing and marketing reimbursements. The cash flows that the Company receives under this alliance have been greater than the net cash flows provided by the Company’s credit business prior to its sale to GE due to quicker cash receipts. The Company received income of approximately $27.8 million and $31.8 million from GE during the quarters ended May 5, 2007 and April 29, 2006, respectively. While the Company does not expect future cash flows under this alliance to vary significantly from historical levels, future amounts are difficult to predict. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

Index

Capital expenditures were $109.1 million and $76.9 million for the three months ended May 5, 2007 and April 29, 2006, respectively. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology. During the quarter ended May 5, 2007, the Company opened a new location at Eastland Mall in Evansville, Indiana and one replacement store at Stones River Mall in Murfreesboro, Tennessee; these two stores totaled approximately 215,000 square feet net of replaced square footage. Also during the quarter, the Company closed one 156,000 square foot location in Louisville, Kentucky and announced the closure of a 158,000 square foot location in Elyria, Ohio which is expected to close during the second quarter of 2007.

Capital expenditures for fiscal 2007 are expected to be approximately $360 million compared to actual expenditures of $321 million during fiscal 2006. The Company plans to open seven additional locations totaling 1.0 million square feet and expand four locations totaling 130,000 square feet net of replaced square footage. Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2007.

Insurance proceeds of $16.1 million were received during the quarter ended May 5, 2007 in settlement with our insurance carriers over property damages incurred during the 2005 hurricane season. These proceeds will be used for future capital expenditures to repair and reconstruct damaged stores.

Cash used in financing activities for the three months ended May 5, 2007 totaled $0.1 million compared to cash used of $6.0 million for the three months ended April 29, 2006. Cash flow increased chiefly because no treasury stock was repurchased during the first quarter of 2007 compared to a repurchase of approximately 133,500 shares of Class A common stock for $3.3 million under the Company’s existing share repurchase program. Proceeds of $4.6 million from the issuance of common stock were also received during the first quarter of 2007 primarily related to the exercise of stock options, an increase of $2.5 million from the same quarter of the prior year.

The Company had cash on hand of $138 million as of May 5, 2007. During fiscal 2007, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand and cash flows generated from operations. As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility. The Company expects peak funding requirements of approximately $275 million during fiscal 2007. At May 5, 2007, letters of credit totaling $72.3 million were issued under the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.2 billion at May 5, 2007) leaving unutilized availability under the facility of $1.1 billion. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes. The Company had no outstanding borrowings under the facility as of May 5, 2007 other than the utilization for unfunded letters of credit.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Hurricane Update

One store remains closed as a result of Hurricane Katrina. This store is located in Biloxi, Mississippi and is expected to re-open in early fiscal 2008.

Index

The Company has 95 stores along the Gulf and Atlantic coasts that are not covered by third party insurance but are self-insured for property and merchandise losses related to “named storms” in fiscal 2007. Therefore, repair and replacement costs will be borne by the Company for damage to any of these stores from “named storms” in fiscal 2007. The Company has created early response teams to assess and coordinate clean up efforts should some stores be impacted by storms. The Company has also redesigned certain store features to lessen the impact of storms and has equipment available to assist in the efforts to ready the stores for normal operations.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We expect that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain “forward-looking statements” within the definition of federal securities laws. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Statements made regarding funding of cyclical working capital needs, expected participant distributions of defined benefit plans, disposition of legal proceedings, expected insurance recoveries, and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2007 are forward-looking statements. The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed or implied in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. Representative examples of those factors (without limitation) include general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels; adequate and stable availability of materials and production facilities from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; possible future acquisitions of store properties from other department store operators and the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; expected participant distributions of defined benefit plans; disposition of legal proceedings; expected insurance recoveries; potential disruption from terrorist activity and the effect on ongoing consumer confidence; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

Index

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

As of May 5, 2007, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 5, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the year ended February 3, 2007, the Company signed a memorandum of understanding and accrued $35.0 million to settle the case. The settlement became final in early April 2007. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the settlement and additional damages.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 12, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 4, 2007 through March 3, 2007	-	$-	-	$111,904,853
March 4, 2007 through April 7, 2007	-	-	-	111,904,853
April 8, 2007 through May 5, 2007	-	-	-	111,904,853
Total	-	$-	-	$111,904,853

In May 2005, the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s Class A Common Stock. The plan has no expiration date.

Index

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Three Months Ended		Fiscal Years Ended
May 5,	April 29,	February 3,	January 28,	January 29,	January 31,	February 1,
2007	2006	2007*	2006	2005	2004	2003

3.42	4.30	3.34	2.01	2.12	1.05	1.88

* 53 weeks

Item 6. Exhibits

Number	Description

12	Statement re: Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: June 12, 2007	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)