Form 10-Q
period 2007-08-04
DILLARDS INC
filed 2007-09-05
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007.

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of September 1, 2007	76,048,246
CLASS B COMMON STOCK as of September 1, 2007	4,010,929

Index

DILLARD’S, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 4,	February 3,	July 29,
	2007	2007	2006

Assets
Current assets:
Cash and cash equivalents	$91,926	$193,994	$145,351
Accounts receivable, net	10,193	10,508	12,236
Merchandise inventories	1,803,953	1,772,150	1,870,045
Other current assets	41,912	71,194	41,725

Total current assets	1,947,984	2,047,846	2,069,357

Property and equipment, net	3,255,055	3,157,906	3,182,951
Goodwill	34,511	34,511	34,511
Other assets	175,884	167,752	169,530

Total Assets	$5,413,434	$5,408,015	$5,456,349

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable and accrued expenses	$774,216	$797,806	$913,116
Current portion of capital lease obligations	2,940	3,679	5,252
Current portion of long-term debt	96,415	100,635	100,606
Other short-term borrowings	171,200	-	-
Federal and state income taxes	23,453	74,995	26,529

Total current liabilities	1,068,224	977,115	1,045,503

Long-term debt	860,521	956,611	1,058,636
Capital lease obligations	26,908	28,328	29,561
Other liabilities	221,894	206,122	248,098
Deferred income taxes	430,896	452,886	456,212
Guaranteed preferred beneficial interests in the Company's subordinated debentures	200,000	200,000	200,000

Stockholders' equity:
Common stock	1,204	1,202	1,196
Additional paid-in capital	779,210	772,560	759,505
Accumulated other comprehensive loss	(20,374)	(21,229)	(14,574)
Retained earnings	2,657,919	2,647,388	2,485,180
Less treasury stock, at cost	(812,968)	(812,968)	(812,968)

Total stockholders’ equity	2,604,991	2,586,953	2,418,339

Total Liabilities and Stockholders’ Equity	$5,413,434	$5,408,015	$5,456,349

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$1,648,533	$1,685,477	$3,411,487	$3,520,786
Service charges and other income	40,550	47,889	77,050	89,328

	1,689,083	1,733,366	3,488,537	3,610,114

Cost of sales	1,128,679	1,122,273	2,254,770	2,301,710
Advertising, selling, administrative and general expenses	496,460	510,636	995,835	1,005,246
Depreciation and amortization	74,863	73,995	149,795	147,385
Rentals	13,557	11,600	26,755	23,191
Interest and debt expense, net	22,741	24,587	43,477	48,197
Gain on disposal of assets	(583)	(13,838)	(583)	(15,337)

(Loss) income before income taxes and equity in earnings of joint ventures	(46,634)	4,113	18,488	99,722
Income taxes (benefit)	(17,350)	(10,250)	8,040	24,815
Equity in earnings of joint ventures	4,118	1,364	7,310	2,139

Net (Loss) Income	(25,166)	15,727	17,758	77,046

Retained earnings at beginning of period	2,686,299	2,472,635	2,647,388	2,414,491
Cash dividends declared	(3,214)	(3,182)	(6,424)	(6,357)
Cumulative effect of accounting change related to adoption of FIN 48	-	-	(803)	-

Retained Earnings at End of Period	$2,657,919	$2,485,180	$2,657,919	$2,485,180

(Loss) Earnings Per Share:
Basic	$(0.31)	$0.20	$0.22	$0.97

Diluted	$(0.31)	$0.20	$0.22	$0.97

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 4,	July 29,
	2007	2006

Operating Activities:
Net income	$17,758	$77,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	150,782	148,436
Share-based compensation	47	766
Excess tax benefits from share-based compensation	(577)	(680)
Loss (gain) on disposal of property and equipment	2,469	(1,527)
Gain on sale of joint venture	-	(13,810)
Gain from hurricane insurance proceeds	(7,123)	-
Proceeds from hurricane insurance	5,881	-
Asset impairment and store closing charges	688	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	315	286
Increase in merchandise inventories and other current assets	(24,221)	(73,653)
Increase in other assets	(8,670)	(28,568)
Decrease in trade accounts payable and accrued expenses, other liabilities and income taxes	(101,246)	(37,085)

Net cash provided by operating activities	36,103	71,211

Investing Activities:
Purchases of property and equipment	(228,607)	(170,965)
Proceeds from hurricane insurance	16,101	25,317
Proceeds from sale of property and equipment	5,874	1,562
Proceeds from sale of joint venture	-	19,990

Net cash used in investing activities	(206,632)	(124,096)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(102,470)	(101,105)
Increase in short-term borrowings	171,200	-
Proceeds from issuance of common stock	6,028	8,995
Excess tax benefits from share-based compensation	577	680
Cash dividends paid	(6,424)	(6,357)
Purchase of treasury stock	-	(3,332)
Payment of line of credit fees and expenses	(450)	(485)

Net cash provided by (used in) financing activities	68,461	(101,604)

Decrease in Cash and Cash Equivalents	(102,068)	(154,489)
Cash and Cash Equivalents, Beginning of Period	193,994	299,840

Cash and Cash Equivalents, End of Period	$91,926	$145,351

Non-cash transactions:
Accrued capital expenditures	$12,570	$23,852
Cumulative adjustment to retained earnings for adoption of FIN 48	803	-

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 4, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 due to the seasonal nature of the business.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission on April 4, 2007.

Reclassifications– The following reclassifications were made to the prior periods’ condensed consolidated statements of operations to conform to the 2007 presentation:  (1) leased department income of $2.3 million and $4.4 million for the three and six months ended July 29, 2006, respectively, was reclassified from net sales to service charges and other income, (2) gain on sales of assets was reclassified from service charges and other income to its own line item and (3) equity in earnings of joint ventures was reclassified from service charges and other income to its own line item below income taxes.  In the condensed consolidated statement of cash flows, line of credit fee payments of $485,000 were reclassified in the prior period from an increase in other assets in operating activities to a separate line in financing activities.

Note 2.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A common stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and six months ended August 4, 2007 and July 29, 2006, respectively.

Stock option transactions for the three months ended August 4, 2007 are summarized as follows:

		Weighted-Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	5,769,994	$25.93
Granted	-	-
Exercised	(35,000)	25.74
Forfeited	(2,800)	24.01
Outstanding, end of period	5,732,194	$25.93
Options exercisable at period end	5,712,194	$25.94

The following table summarizes information about stock options outstanding at August 4, 2007:

	Options Outstanding		Options Exercisable
		Weighted-Average
Range of	Options	Remaining	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Contractual Life (Yrs.)	Exercise Price	Exercisable	Exercise Price
$24.01 - $24.73	146,867	1.64	$24.36	126,867	$24.41
$25.74 - $25.74	3,945,000	8.47	25.74	3,945,000	25.74
$25.95 - $30.47	1,640,327	1.96	26.52	1,640,327	26.52
	5,732,194	6.44	$25.93	5,712,194	$25.94

Index

The intrinsic value of outstanding stock options at August 4, 2007 was $52.0 million.  At August 4, 2007, the intrinsic value of exercisable options was $51.8 million.  The intrinsic value of stock options exercised during the three months ended August 4, 2007 was $0.3 million.

Note 3.  Reserve for Store Closing Charges

Following is a summary of the activity in the reserve established for store closing charges for the six months ended August 4, 2007:

(in thousands)	Balance February 3, 2007	Charges	Cash Payments	Balance August 4, 2007
Rent, property taxes and utilities	$3,406	$-	$553	$2,853

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 4.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Basic:
Net (loss) income	$(25,166)	$15,727	$17,758	$77,046

Weighted-average shares of common stock outstanding	80,342	79,418	80,270	79,372

Basic (loss) earnings per share	$(0.31)	$0.20	$0.22	$0.97

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Diluted:
Net (loss) income	$(25,166)	$15,727	$17,758	$77,046

Weighted-average shares of common stock outstanding	80,342	79,418	80,270	79,372
Effect of dilutive securities:
Stock options	-	738	1,394	397
Total weighted-average equivalent shares	80,342	80,156	81,664	79,769

Diluted (loss) earnings per share	$(0.31)	$0.20	$0.22	$0.97

Total stock options outstanding were 5,732,194 and 7,277,759 at August 4, 2007 and July 29, 2006, respectively.  Of these, options to purchase 254,422 shares of Class A common stock at prices ranging from $29.69 to $30.47 per share were outstanding at July 29, 2006 but were not included in the computation of diluted earnings per share because they would be antidilutive.  No stock options were included in the three months ended August 4, 2007 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Index

Note 5.  Comprehensive Income and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter.  The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net (loss) income	$(25,166)	$15,727	$17,758	$77,046
Other comprehensive loss:
Amortization of minimum pension liability adjustment, net of taxes	462	-	855	-
Total comprehensive (loss) income	$(24,704)	$15,727	$18,613	$77,046

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

During the year ended February 3, 2007, the Company signed a memorandum of understanding and accrued $35.0 million to settle the case.  The settlement became final in early April 2007.  As of August 4, 2007, the Company had paid $11.5 million of this settlement.  The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the settlement and additional damages.

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

At August 4, 2007, letters of credit totaling $79.0 million were issued under the Company’s $1.2 billion line of credit facility.

Note 7.  Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers.  The plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and is allocated to service periods.  The pension plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions of $0.9 million and $1.8 million during the three and six months ended August 4, 2007, respectively.  The Company expects to make a contribution to the pension plan of approximately $2.2 million for the remainder of fiscal 2007.

Index

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$517	$545	$1,034	$1,091
Interest cost	1,501	1,349	3,001	2,698
Net actuarial gain	517	504	1,035	1,008
Amortization of prior service cost	157	157	314	313
Net periodic benefit costs	$2,692	$2,555	$5,384	$5,110

Note 8.  Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We expect that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

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

Note 9.    Revolving Credit Agreement

At August 4, 2007, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks.  The credit agreement expires December 12, 2012.  Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (currently 6.32%) subject to certain availability thresholds as defined in the credit agreement.  Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at August 4, 2007).  At August 4, 2007, borrowings of $171.2 million were outstanding and letters of credit totaling $79.0 million were issued under this credit agreement leaving unutilized availability under the facility of $795 million.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 10.    Share Repurchase Program

During the six months ended August 4, 2007, no shares were repurchased under the Company’s 2005 stock repurchase program (“2005 plan”) which was approved by the Board of Directors in May 2005 and authorized the repurchase of up to $200 million of the Company’s Class A common stock.

During the six months ended July 29, 2006, the Company repurchased 133,500 shares of Class A common stock for $3.3 million under the 2005 plan.  Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at August 4, 2007.

Note 11.    Other Revenue

During the three months ended July 29, 2006, the Company sold its interest in an unconsolidated joint venture, Yuma Palms, for $20.0 million.  The Company recorded a pretax gain of $13.5 million related to the sale in gain on disposal of assets.

Index

Note 12.    Income Taxes

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006.  The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period.  The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million, of which $17.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalty as of the date of adoption was $13.7 million.  The total amount of unrecognized tax benefits as of August 4, 2007 was $27.9 million, of which $17.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of August 4, 2007 was $14.8 million.

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

The federal and state income tax rates were approximately 40.8% and (187.1%) for the three months ended August 4, 2007 and July 29, 2006, respectively.  During the three months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.6 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.  During the three months ended July 29, 2006, income taxes included recognition of tax benefits of approximately $5.8 million for the change in a capital loss valuation allowance due to capital gain income and $6.5 million due to the release of tax reserves resulting from resolution of various federal and state income tax issues.

The federal and state income tax rates were approximately 31.2% and 24.4% for the six months ended August 4, 2007 and July 29, 2006, respectively.  During the six months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.8 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.  During the six months ended July 29, 2006, income taxes included recognition of tax benefits of approximately $5.8 million for the change in a capital loss valuation allowance due to capital gain income and $7.5 million due to the release of tax reserves resulting from resolution of various federal and state income tax issues.

Index

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

Net income for the three and six months ended August 4, 2007 includes a pretax gain of $3.1 million ($1.9 million after-tax or $0.02 per diluted share) and $7.1 million ($4.5 million after-tax or $0.05 per diluted share), respectively, related to insurance proceeds received for inventory and property damages incurred during the 2005 hurricane season.  Net income for the three months ended August 4, 2007 includes a pretax loss of $2.5 million ($1.6 million after tax or $0.02 per diluted share) related to the loss on disposal of a building in Longmont, Colorado.

Net income for the three and six months ended July 29, 2006 includes the following:

•	A pretax gain of $13.5 million ($8.5 million after-tax or $0.11 per diluted share) was recognized relating to the sale of our interest in a mall joint venture.

•	Settlement proceeds of $6.5 million ($4.0 million after-tax or $0.05 per diluted share) were received from the Visa Check/MasterMoney Antitrust litigation.

•	A pretax charge of $21.7 million ($13.6 million after-tax or $0.17 per diluted share) was recognized for a memorandum of understanding reached in a litigation case.

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

•
Cash flow – Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces market driven challenges and new and existing competitors seek areas of growth to expand their businesses. If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns.  If we have to reduce our prices, the cost of goods sold on our condensed consolidated statement of operations will correspondingly rise, thus reducing our income.

•	Success of brand – The success of our exclusive brand merchandise is dependent upon customer fashion preferences.

•	Store growth – Our growth is dependent on a number of factors which could prevent the opening of new stores, such as identifying suitable markets and locations.

•	Sourcing – Store merchandise is dependent upon adequate and stable availability of materials and production facilities from which we source our merchandise.

Index

2007 Guidance

A summary of guidance on key financial measures for 2007, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.  See “forward-looking information” below.

	2007	2006
(in millions of dollars)	Estimated	Actual

Depreciation and amortization	$305	$301
Rental expense	58	55
Interest and debt expense, net	87	88
Capital expenditures	400	321

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

Equity in earnings of joint ventures.  Equity in earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures.  Equity in earnings of joint ventures for the quarter ended October 28, 2006 was $2.2 million.

Index

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

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $7.5 million and $8.2 million as of August 4, 2007 and July 29, 2006, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the three and six months ended August 4, 2007 and July 29, 2006.

The Company’s share of income earned under the long-term marketing and servicing alliance with GE is included as a component of service charges and other income.  The Company received income of approximately $58.5 million and $63.8 million from GE during the six months ended August 4, 2007 and July 29, 2006, respectively.  Further pursuant to this agreement, the Company has no continuing involvement other than to honor the GE credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the GE credit cards and accepts payments on the GE credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.  All other merchandise vendor allowances are recognized as a reduction of cost purchases when received.  Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.  The amounts recognized as a reduction in cost of sales have not varied significantly during the three and six months ended August 4, 2007 and July 29, 2006.

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of August 4, 2007 and July 29, 2006, insurance accruals of $56.3 million and $52.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the three and six months ended August 4, 2007 and July 29, 2006.

Index

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

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006.  The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period. The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million, of which $17.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalty as of the date of adoption was $13.7 million.  The total amount of unrecognized tax benefits as of August 4, 2007 was $27.9 million, of which $17.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of August 4, 2007 was $14.8 million.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.8	2.2	2.5

	102.5	102.8	102.2	102.5

Cost of sales	68.5	66.6	66.1	65.4
Advertising, selling, administrative and general expenses	30.1	30.3	29.2	28.5
Depreciation and amortization	4.5	4.4	4.4	4.2
Rentals	0.8	0.7	0.8	0.7
Interest and debt expense, net	1.4	1.4	1.2	1.4
Gain on disposal of assets	0.0	(0.8)	0.0	(0.5)

(Loss) income before income taxes and equity in earnings of joint ventures	(2.8)	0.2	0.5	2.8
Income taxes (benefit)	(1.0)	(0.6)	0.2	0.7
Equity in earnings of joint ventures	0.3	0.1	0.2	0.1

Net (loss) income	(1.5)%	0.9%	0.5%	2.2%

Index

Net Sales

The percent change by category in the Company’s sales for the three and six months ended August 4, 2007 compared to the three and six months ended July 29, 2006 is as follows:

	%Change
	07-06
	Three Months	Six Months
Cosmetics	-4.3%	-3.0%
Ladies’ apparel and accessories	-0.2%	-1.6%
Juniors’ and children’s apparel	-6.8%	-8.1%
Men’s apparel and accessories	-1.5%	-4.3%
Shoes	1.6%	1.2%
Home and other	-8.6%	-8.5%

The percent change by region in the Company’s total sales for the three and six months ended August 4, 2007 compared to the three and six months ended July 29, 2006 is as follows:

	% Change
	07-06
	Three Months	Six Months
Eastern	-4.2%	-3.9%
Central	-0.6%	-2.8%
Western	-1.9%	-2.2%

Net sales decreased 2% on a total basis and 3% on a comparable store basis for the three months ended August 4, 2007 compared to the three months ended July 29, 2006.  Net sales decreased 3% on a total basis and 4% on a comparable store basis for the six months ended August 4, 2007 compared to the six months ended July 29, 2006.  During both of the three and six-month periods, sales were strongest in shoes while all other product categories experienced declines, with significant declines noted in the home and other and juniors’ and children’s apparel categories.

During the three months ended August 4, 2007, net sales in the Central region were slightly better than the Company’s total performance trend for the period.  Sales were consistent with trend in the Western region and below trend in the Eastern region.  During the six months ended August 4, 2007, net sales in the Western region were slightly better than the Company’s total performance trend for the period while sales were slightly below trend in the Eastern region.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 4, 2007 was 23.8% compared to 23.4% during the six months ended July 29, 2006.

Service Charges and Other Income

(in millions of dollars)	Three Months Ended		Six Months Ended		Three Months	Six Months
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	$ Change 07-06	$ Change 07-06
Leased department income	$2.6	$2.3	$5.2	$4.4	$0.3	$0.8
Visa Check/Mastermoney Antitrust settlement proceeds	-	6.5	-	6.5	(6.5)	(6.5)
Income from GE marketing and servicing alliance	30.7	31.9	58.5	63.8	(1.2)	(5.3)
Other	7.3	7.2	13.4	14.6	0.1	(1.2)
Total	$40.6	$47.9	$77.1	$89.3	$(7.3)	$(12.2)

Index

Service charges and other income decreased to $40.6 million during the three months ended August 4, 2007 compared to $47.9 million for the three months ended July 29, 2006.  This decrease of $7.3 million was primarily due to proceeds of $6.5 million recorded during the period in the prior year from the Visa Check/Mastermoney Antitrust litigation settlement.

Service charges and other income decreased to $77.1 million during the six months ended August 4, 2007 compared to $89.3 million for the six months ended July 29, 2006.  This decrease of $12.2 million was due in part to the $6.5 million Visa Check/Mastermoney settlement mentioned above as well as a decrease of $5.3 million in the income from the marketing and servicing alliance with GE compared to the prior year.

Cost of Sales

Cost of sales increased to 68.5% of net sales for the three months ended August 4, 2007 from 66.6% for the three months ended July 29, 2006.   The gross margin decline of 190 basis points of sales was primarily driven by higher markdowns as the Company worked during the quarter to control inventory levels in light of sales declines.  By merchandise category, a slightly improved gross margin performance was noted in shoes while the home and other and the men’s apparel and accessories categories posted the weakest performances compared to the total decline.

Cost of sales increased to 66.1% of net sales for the six months ended August 4, 2007 from 65.4% for the six months ended July 29, 2006.  The gross margin decline of 70 basis points of sales was primarily driven by higher markdowns.  All merchandise categories experienced declines, with the weakest performances noted in the home and other and shoes categories.

Inventory levels decreased 4% on both total and comparable store bases as of August 4, 2007 compared to July 29, 2006.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general (“SG&A”) expenses for the three months ended August 4, 2007 decreased $14.2 million to 30.1% of net sales from 30.3% of net sales during the three months ended July 29, 2006.  The decrease was driven primarily by a pretax charge of $21.7 million recorded during the three months ended July 29, 2006 for a preliminary settlement agreement in a lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants.  Exclusive of the $21.7 million charge in the prior year, SG&A expenses increased $7.5 million primarily as a result of increases in payroll ($7.5 million).

SG&A expenses for the six months ended August 4, 2007 decreased $9.4 million to 29.2% of net sales from 28.5% of net sales during the six months ended July 29, 2006.  Exclusive of the prior year $21.7 million lawsuit settlement charge mentioned above, SG&A expenses increased $12.3 million primarily as a result of increases in payroll ($10.1 million) and services purchased ($5.5 million) partially offset by a decrease in advertising expense ($5.5 million).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of net sales was 4.5% for the three months ended August 4, 2007 compared to 4.4% for the similar period of 2006.  Depreciation and amortization expense as a percentage of net sales was 4.4% for the six months ended August 4, 2007 compared to 4.2% for the similar period of 2006.  Depreciation expense increased $0.9 million and $2.4 million for the three and six months ended August 4, 2007, respectively, compared to the similar periods of 2006.  This increase in depreciation and amortization expense is primarily due to Dillard’s continued improvements to its stores as well as the addition of new stores.

Rentals

Rentals were 0.8% of sales for the three and six months ended August 4, 2007 compared to 0.7% of sales for the three and six months ended July 29, 2006.  Rentals increased $2.0 million and $3.6 million for the three and six months ended August 4, 2007, respectively, compared to the same periods in 2006.  The increase in rentals is mainly due to an increase in leased equipment including upgrades of point-of-sale terminals at the stores.

Index

Interest and Debt Expense, Net

Interest and debt expense decreased $1.8 million to $22.7 million during the three months ended August 4, 2007 from $24.6 million during the three months ended July 29, 2006.  Interest and debt expense decreased $4.7 million to $43.5 million during the six months ended August 4, 2007 from $48.2 million during the six months ended July 29, 2006.  These declines in interest expense for the three and six months ended August 4, 2007 were a result of lower debt levels.  Average debt outstanding declined approximately $116 million during the three and six months ended August 4, 2007 compared to the similar periods of 2006.  The debt reduction was due to normal maturities of various outstanding notes.

Gain on Disposal of Assets

Gain on disposal of assets decreased $13.3 million and $14.8 million during the three and six months ended August 4, 2007, respectively, compared to the same periods of the prior year.  During the three months ended July 29, 2006, the Company sold its interest in the Yuma Palms joint venture for $20.0 million and recognized a pretax gain of $13.5 million related to the sale in gain on disposal of assets.

Income Taxes

The federal and state income tax rates were approximately 40.8% and (187.1%) for the three months ended August 4, 2007 and July 29, 2006, respectively.  During the three months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.6 million and recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.  During the three months ended July 29, 2006, income taxes included recognition of tax benefits of approximately $5.8 million for the change in a capital loss valuation allowance due to capital gain income and $6.5 million due to the release of tax reserves resulting from resolution of various federal and state income tax issues.

The federal and state income tax rates were approximately 31.2% and 24.4% for the six months ended August 4, 2007 and July 29, 2006, respectively.  During the six months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.8 million and recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.  During the six months ended July 29, 2006, income taxes included recognition of tax benefits of approximately $5.8 million for the change in a capital loss valuation allowance due to capital gain income and $7.5 million due to the release of tax reserves resulting from resolution of various federal and state income tax issues.

Our income tax rate for the remainder of fiscal 2007 is dependent upon results of operations and may change if the results for fiscal 2007 are different from current expectations.  We currently estimate that our effective rate for the remainder of fiscal 2007 will approximate 36.2%.

Index

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	August 4, 2007	February 3, 2007	$ Change	% Change
Cash and cash equivalents	$91,926	$193,994	(102,068)	-52.6
Other short-term borrowings	171,200	-	171,200	-
Current portion of long-term debt	96,415	100,635	(4,220)	-4.2
Long-term debt	860,521	956,611	(96,090)	-10.0
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,604,991	2,586,953	18,038	0.7

Current ratio	1.82	2.10
Debt to capitalization	33.8%	32.7%

(in thousands of dollars)	August 4, 2007	July 29, 2006	$ Change	% Change
Cash and cash equivalents	$91,926	$145,351	(53,425)	-36.8
Other short-term borrowings	171,200	-	171,200	-
Current portion of long-term debt	96,415	100,606	(4,191)	-4.2
Long-term debt	860,521	1,058,636	(198,115)	-18.7
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,604,991	2,418,339	186,652	7.7

Current ratio	1.82	1.98
Debt to capitalization	33.8%	36.0%

Cash flows from operations decreased from 2006 levels largely due to a decrease in net income of $40.3 million (as adjusted for non-cash items) and a decrease of $64.2 million related to trade accounts payable and accrued expenses, other liabilities and income taxes compared with the prior year.  These decreases were partially offset by an increase in cash flow of $19.9 million related to changes in other assets as well as an increase of $49.4 million related to changes in merchandise inventories and other current assets compared with the prior year as the Company tried to control inventory levels even among softer sales.

The Company entered into a long-term marketing and servicing alliance with GE Consumer Finance (“GE”) following the sale of the Company’s assets of its private label credit card business in 2004.  The alliance provides for certain payments to be made by GE to the Company, including revenue sharing and marketing reimbursements.  The cash flows that the Company receives under this alliance have been greater than the net cash flows provided by the Company’s credit business prior to its sale to GE due to quicker cash receipts.  The Company received income of approximately $30.7 million and $31.9 million from GE during the three months ended August 4, 2007 and July 29, 2006, respectively.  While the Company does not expect future cash flows under this alliance to vary significantly from historical levels, future amounts are difficult to predict.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

For the six months ended July 29, 2006, the Company recorded a gain from the sale of a joint venture of 13.5 million with proceeds of $20.0 million.

The Company received insurance proceeds of $22.0 million and $25.3 million during the six months ended August 4, 2007 and July 29, 2006, respectively, related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.  A gain of $7.1 million was recognized during the six months ended August 4, 2007 related to these proceeds.

Capital expenditures were $228.6 million for the six months ended August 4, 2007 compared to $171.0 million for the six months ended July 29, 2006. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology.  During the six months ended August 4, 2007, the Company opened new locations at Eastland Mall in Evansville, Indiana and Alamance Crossing in Burlington, North Carolina.  The Company also opened one replacement store at Stones River Mall in Murfreesboro, Tennessee.  These three stores totaled approximately 341,000 square feet net of replaced square footage.  The Company closed one 156,000 square foot location in Louisville, Kentucky during the six months ended August 4, 2007 and recently announced the closure of five more locations:  (1) a 158,000 square foot location in Elyria, Ohio, (2) a 170,000 square foot location in St. Louis, Missouri, (3) a 170,000 square foot location in Nashville, Tennessee, (4) a 180,000 square foot location in Toledo, Ohio and (5) a 160,000 square foot clearance center in Tulsa, Oklahoma.  These locations are expected to close by the end of the Company’s fiscal year.

Index

Capital expenditures for fiscal 2007 are expected to be approximately $400 million compared to actual expenditures of $321 million during fiscal 2006.  The Company plans to open six additional locations totaling 908,000 square feet and expand one location totaling 40,000 square feet.  Historically, the Company has financed such capital expenditures with cash flow from operations. The Company believes that it will continue to finance capital expenditures in this manner during fiscal 2007.

The Company received proceeds of $5.8 million relative to the sale of properties located in Longmont, Colorado and Richardson, Texas.  A net loss of $2.5 million was recognized in conjunction with these sales.

Cash provided by financing activities for the six months ended August 4, 2007 totaled $68.5 million compared to cash used of $101.6 million for the six months ended July 29, 2006.  During the six months ended August 4, 2007 and July 29, 2006, the Company made principal payments on long-term debt and capital leases of $102.5 million and $101.1 million, respectively, at their normal maturities.  No debt was repurchased during the six months ended August 4, 2007 and July 29, 2006.

During the six months ended July 29, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under its $200 million program, which was authorized by the board of directors in May of 2005.  No repurchases occurred during the six months ended August 4, 2007.  Approximately $111.9 million in share repurchase authorization remained under this open-ended plan at August 4, 2007.

The Company had cash on hand of $91.9 million as of August 4, 2007.  As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  The Company expects peak funding requirements of approximately $350 million during fiscal 2007.  At August 4, 2007, borrowings of $171.2 million were outstanding and letters of credit totaling $79.0 million were issued under the $1.2 billion revolving credit agreement.  Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at August 4, 2007) leaving unutilized availability under the facility of $795 million.  During fiscal 2007, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under the caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Hurricane Update

One store remains closed as a result of Hurricane Katrina.  This store is located in Biloxi, Mississippi and is expected to re-open in early fiscal 2008.

The Company has approximately 95 stores along the Gulf and Atlantic coasts that are not covered by third party insurance but are self-insured for property and merchandise losses related to “named storms” in fiscal 2007.  Therefore, repair and replacement costs will be borne by the Company for damage to any of these stores from “named storms” in fiscal 2007.  The Company has created early response teams to assess and coordinate clean up efforts should some stores be impacted by storms.  The Company has also redesigned certain store features to lessen the impact of storms and has equipment available to assist in the efforts to ready the stores for normal operations.

Index

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

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

FORWARD-LOOKING INFORMATION

This report contains certain “forward-looking statements” within the definition of federal securities laws.  Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Statements made regarding funding of cyclical working capital needs, expected participant distributions of defined benefit plans, disposition of legal proceedings, and estimates of depreciation and amortization, rental expense, interest and debt expense and capital expenditures for fiscal year 2007 are examples of forward-looking statements.  The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

As of August 4, 2007, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 4, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 5, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 6, 2007 through June 2, 2007	-	$-	-	$111,904,853
June 3, 2007 through July 7, 2007	-	-	-	111,904,853
July 8, 2007 through August 4, 2007	-	-	-	111,904,853
Total	-	$-	-	$111,904,853

In May 2005, the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s Class A common stock.  The plan has no expiration date.

Index

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 19, 2007.  The matters submitted to a vote of the stockholders were as follows:

			Votes
	Votes For	Votes Against	Abstained

Election of Directors

Class A Nominees
Robert C. Connor	55,486,435	6,697,678	0
Will D. Davis	55,486,113	6,698,000	0
John Paul Hammerschmidt	55,443,156	6,740,957	0
Peter Johnson	56,474,618	5,709,495	0

Class B Nominees
Drue Corbusier	4,001,468	0	0
Alex Dillard	4,001,468	0	0
William Dillard, II	4,001,468	0	0
Mike Dillard	4,001,468	0	0
James I. Freeman	4,001,468	0	0
Warren A. Stephens	4,001,468	0	0
William H. Sutton	4,001,468	0	0
J. C. Watts	4,001,468	0	0

Other Proposals
Ratification of Auditors	64,537,504	1,210,014	438,063
Sustainability Report	23,872,195	27,619,107	8,628,497

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Six Months Ended		Fiscal Years Ended
August 4,	July 29,	February 3,	January 28,	January 29,	January 31,	February 1,
2007	2006	2007*	2006	2005	2004	2003
1.28	2.68	3.34	2.01	2.12	1.05	1.88

*53 Weeks

Index

Item 6.  Exhibits

Number	Description

12	Statement re: Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: September 5, 2007	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)