Form 10-Q
period 2007-11-03
DILLARDS INC
filed 2007-12-05
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007.

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of December 1, 2007     71,155,347
CLASS B COMMON STOCK as of December 1, 2007       4,010,929

Index

DILLARD’S, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	November 3,	February 3,	October 28,
	2007	2007	2006
Assets
Current assets:
Cash and cash equivalents	$73,038	$193,994	$95,039
Accounts receivable	9,985	10,508	10,733
Merchandise inventories	2,363,176	1,772,150	2,392,557
Other current assets	59,915	71,194	40,339

Total current assets	2,506,114	2,047,846	2,538,668

Property and equipment, net	3,276,739	3,157,906	3,190,747
Goodwill	31,912	34,511	34,511
Other assets	169,790	167,752	170,059

Total Assets	$5,984,555	$5,408,015	$5,933,985

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,309,806	$797,806	$1,373,358
Current portion of capital lease obligations	2,845	3,679	4,414
Current portion of long-term debt	96,430	100,635	200,620
Other short-term borrowings	340,000	-	-
Federal and state income taxes	5,477	74,995	19,333

Total current liabilities	1,754,558	977,115	1,597,725

Long-term debt	860,345	956,611	956,775
Capital lease obligations	26,214	28,328	29,006
Other liabilities	223,198	206,122	251,050
Deferred income taxes	440,800	452,886	467,389
Guaranteed preferred beneficial interests in the Company's subordinated debentures	200,000	200,000	200,000

Stockholders' equity:
Common stock	1,205	1,202	1,198
Additional paid-in capital	779,225	772,560	762,782
Accumulated other comprehensive loss	(19,946)	(21,229)	(14,574)
Retained earnings	2,643,516	2,647,388	2,495,603
Less treasury stock, at cost	(924,560)	(812,968)	(812,969)

Total stockholders’ equity	2,479,440	2,586,953	2,432,040

Total Liabilities and Stockholders’ Equity	$5,984,555	$5,408,015	$5,933,985

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$1,633,443	$1,719,321	$5,044,930	$5,240,107
Service charges and other income	40,716	40,013	117,766	129,341

	1,674,159	1,759,334	5,162,696	5,369,448

Cost of sales	1,070,661	1,118,313	3,325,431	3,420,023
Advertising, selling, administrative and general expenses	521,001	513,182	1,516,148	1,518,428
Depreciation and amortization	75,043	73,557	224,838	220,942
Rentals	13,952	12,842	40,707	36,033
Interest and debt expense, net	23,121	23,435	66,598	71,632
Gain on disposal of assets	(11,724)	(1,063)	(12,307)	(16,400)
Asset impairment and store closing charges	3,666	-	4,354	-

(Loss) income before income taxes and equity in earnings of joint ventures	(21,561)	19,068	(3,073)	118,790
Income taxes (benefit)	(6,830)	7,675	1,210	32,490
Equity in earnings of joint ventures	3,390	2,216	10,700	4,355

Net (Loss) Income	(11,341)	13,609	6,417	90,655
Retained earnings at beginning of period	2,657,919	2,485,180	2,647,388	2,414,491
Cash dividends declared	(3,062)	(3,186)	(9,486)	(9,543)
Cumulative effect of accounting change related to adoption of FIN 48	-	-	(803)	-

Retained Earnings at End of Period	$2,643,516	$2,495,603	$2,643,516	$2,495,603

(Loss) Earnings Per Share:
Basic	$(0.15)	$0.17	$0.08	$1.14

Diluted	$(0.15)	$0.17	$0.08	$1.13

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	November 3,	October 28,
	2007	2006

Operating Activities:
Net income	$6,417	$90,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	226,294	222,468
Share-based compensation	62	942
Excess tax benefits from share-based compensation	(577)	(1,233)
Gain from hurricane insurance proceeds	(18,181)	-
Proceeds from hurricane insurance	5,881	-
Asset impairment and store closing charges	4,354	-
Loss (gain) on disposal of property and equipment	1,803	(2,590)
Gain on sale of joint venture	-	(13,810)
Changes in operating assets and liabilities:
Decrease in accounts receivable	523	1,790
Increase in merchandise inventories and other current assets	(601,447)	(594,780)
Increase in other assets	(2,978)	(4,146)
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	433,740	411,475

Net cash provided by operating activities	55,891	110,771

Investing Activities:
Purchases of property and equipment	(326,855)	(258,905)
Proceeds from sale of joint venture	-	19,990
Proceeds from hurricane insurance	16,101	25,317
Proceeds from sale of property and equipment	12,314	3,062

Net cash used in investing activities	(298,440)	(210,536)

Financing Activities:
Principal payments of long-term debt and capital lease obligations	(103,419)	(104,345)
Increase in short-term borrowings	340,000	-
Proceeds from issuance of common stock	6,028	11,544
Excess tax benefits from share-based compensation	577	1,233
Cash dividends paid	(9,486)	(9,543)
Purchase of treasury stock	(111,591)	(3,332)
Payment of line of credit fees and expenses	(516)	(593)

Net cash provided by (used in) financing activities	121,593	(105,036)

Decrease in Cash and Cash Equivalents	(120,956)	(204,801)
Cash and Cash Equivalents, Beginning of Period	193,994	299,840

Cash and Cash Equivalents, End of Period	$73,038	$95,039

Non-cash transactions:
Accrued capital expenditures	18,801	17,704
Cumulative adjustment to retained earnings for adoption of FIN 48	803	-

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended November 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 due to the seasonal nature of the business.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission on April 4, 2007.

Reclassifications– The following reclassifications were made to the prior periods’ condensed consolidated statements of operations to conform to the 2007 presentation:  (1) leased department income of $2.2 million and $6.6 million for the three and nine months ended October 28, 2006, respectively, was reclassified from net sales to service charges and other income, (2) gain on disposal of assets was reclassified from service charges and other income to its own line item and (3) equity in earnings of joint ventures was reclassified from service charges and other income to its own line item below income taxes.  In the condensed consolidated statement of cash flows, line of credit fee payments of $593,000 were reclassified in the prior period from an increase in other assets in operating activities to a separate line in financing activities.

Note 2.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A common stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and nine months ended November 3, 2007 and October 28, 2006, respectively.

Stock option transactions for the three months ended November 3, 2007 are summarized as follows:

Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	5,732,194	$25.93
Granted	-	-
Exercised	-	-
Forfeited	(20,000)	25.74
Outstanding, end of period	5,712,194	$25.93
Options exercisable at period end	5,692,194	$25.94

The following table summarizes information about stock options outstanding at November 3, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.01 - $24.73	146,867	1.39	$24.36	126,867	$24.41
$25.74 - $25.74	3,925,000	8.22	25.74	3,925,000	25.74
$25.95 - $30.47	1,640,327	1.71	26.52	1,640,327	26.52
	5,712,194	6.18	$25.93	5,692,194	$25.94

There was no intrinsic value of outstanding or exercisable stock options at November 3, 2007.

Index

Note 3.  Asset Impairment and Store Closing Charges

During the three and nine months ended November 3, 2007, the Company recorded pretax expense of $3.7 million and $4.4 million, respectively, for asset impairment and store closing costs. The expense includes a $1.1 million future lease obligation on a store closed during the third quarter of 2007 and a $2.6 million write-off of goodwill for a leased store planned to close during the fourth quarter of 2007 where the projected cash flows were unable to sustain the amount of goodwill.

There were no asset impairment and store closing charges recorded during the three and nine months ended October 28, 2006.

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended November 3, 2007:

(in thousands)	Balance, February 3, 2007	Charges	Cash Payments	Balance November 3, 2007
Rent, property taxes and utilities	$3,406	$1,068	$999	$3,475

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 4.  Note Repurchase

During the three and nine months ended October 28, 2006, the Company repurchased $1.7 million of its outstanding, unsecured notes prior to their maturity dates.  The notes bore interest at 6.3% and had a maturity date of February 2008.

There were no notes repurchased during the three and nine months ended November 3, 2007.

Note 5.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Basic:
Net (loss) income	$(11,341)	$13,609	$6,417	$90,655

Weighted-average shares of common stock outstanding	77,919	79,633	79,486	79,504

Basic (loss) earnings per share	$(0.15)	$0.17	$0.08	$1.14

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Diluted:
Net (loss) income	$(11,341)	$13,609	$6,417	$90,655

Weighted-average shares of common stock outstanding	77,919	79,633	79,486	79,504
Effect of dilutive securities: Stock options	-	1,279	930	690
Total weighted-average equivalent shares	77,919	80,912	80,416	80,194

Diluted (loss) earnings per share	$(0.15)	$0.17	$0.08	$1.13

Index

No stock options were included in the three months ended November 3, 2007 computation of diluted earnings per share because they would be antidilutive due to the net loss.

Note 6.  Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter.  The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net (loss) income	$(11,341)	$13,609	$6,417	$90,655
Other comprehensive loss:
Amortization of minimum pension liability adjustment, net of taxes	427	-	1,282	-
Total comprehensive (loss) income	$(10,914)	$13,609	$7,699	$90,655

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

During the year ended February 3, 2007, the Company signed a memorandum of understanding and accrued $35.0 million to settle the case.  The settlement became final in early April 2007.  As of November 3, 2007, the Company had paid this settlement in full.  The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the settlement and additional damages.

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

At November 3, 2007, letters of credit totaling $73.9 million were issued under the Company’s $1.2 billion line of credit facility.

Note 8. Benefit Plans

The Company has a nonqualified defined benefit plan for certain officers.  The plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and is allocated to service periods.  The pension plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions of $0.9 million and $2.7 million during the three and nine months ended November 3, 2007, respectively.  The Company expects to make a contribution to the pension plan of approximately $1.3 million for the remainder of fiscal 2007.

Index

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$517	$545	$1,551	$1,636
Interest cost	1,500	1,349	4,501	4,047
Net actuarial gain	518	504	1,553	1,512
Amortization of prior service cost	157	157	471	470
Net periodic benefit costs	$2,692	$2,555	$8,076	$7,665

Note 9.  Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute.  SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  We expect that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

Note 10.    Revolving Credit Agreement

At November 3, 2007, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks.  The credit agreement expires December 12, 2012.  Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (currently 5.68%) subject to certain availability thresholds as defined in the credit agreement.  Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.4 billion at November 3, 2007).  At November 3, 2007, borrowings of $328.4 million were outstanding and letters of credit totaling $73.9 million were issued under this credit agreement leaving unutilized availability under the facility of $798 million.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11.    Share Repurchase Program

During the nine months ended October 28, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under its $200 million program, which was authorized by the Board of Directors in May of 2005 (“2005 plan”).  During the three and nine months ended November 3, 2007, the Company repurchased approximately 5.2 million shares under the 2005 plan for $111.6 million which completed the authorization under this plan.

In November 2007, the Company’s Board of Directors authorized a new share repurchase plan under which the Company may repurchase up to $200 million of its Class A common stock.  The new open-ended authorization permits the Company to repurchase its Class A common stock in the open market or through privately negotiated transactions.

Index

Note 12.    Other Revenue

During the three months ended November 3, 2007, the Company recorded a pretax gain of $11.1 relating to reimbursement for property damages incurred during the 2005 hurricane season as the Company completed the cleanup of the damaged location during the year.  The gain was recorded in gain on disposal of assets.

During the nine months ended October 28, 2006, the Company sold its interest in an unconsolidated joint venture, Yuma Palms, for $20.0 million.  The Company recorded a pretax gain of $13.5 million related to the sale in gain on disposal of assets.

Note 13.    Income Taxes

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006.  The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period.  The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million, of which $17.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalty as of the date of adoption was $13.7 million.  The total amount of unrecognized tax benefits as of November 3, 2007 was $28.5 million, of which $18.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of November 3, 2007 was $15.3 million.

The Company is currently being examined by the Internal Revenue Service for the fiscal tax years 2003 through 2005.  The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.  The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. With the exception of amounts that are under examination or subject to administrative proceedings by income tax authorities, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The federal and state income tax rates were approximately 37.6% and 36.1% for the three months ended November 3, 2007 and October 28, 2006, respectively.  During the three months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $1.3 million and included recognition of tax benefits of approximately $1.6 million due to additional tax credits on the prior year tax return.  During the three months ended October 28, 2006, income taxes included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income.

The federal and state income tax rates were approximately 15.9% and 26.4% for the nine months ended November 3, 2007 and October 28, 2006, respectively.  During the nine months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $2.2 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $1.6 million due to additional tax credits on the prior year tax return.  During the nine months ended October 28, 2006, income taxes included recognition of tax benefits of approximately $6.1 million for the change in a capital loss valuation allowance due to capital gain income and $7.5 million due to the release of tax reserves resulting from resolution of various federal and state income tax issues.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us”, or “our”) operates 331 retail department stores in 29 states.  Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings.

Noteworthy items for the three months ended November 3, 2007 include:

•	The Company repurchased $111.6 million of its Class A common stock.

•
A pretax gain of $11.1 million was recognized relating to hurricane recovery regarding a store damaged by Hurricane Rita in 2005 as the Company completed the cleanup of the damaged location during the quarter.

•
Asset impairment and store closing charges of $3.7 million were recorded in recognition of a $2.6 million write-off of goodwill for a store planned to close during the fourth quarter of 2007 and a $1.1 million future lease obligation on a store closed during the third quarter of 2007.

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

	2007	2006
(in millions of dollars)	Estimated	Actual

Depreciation and amortization	$300	$301
Rental expense	60	55
Interest and debt expense, net	91	88
Capital expenditures	410	321

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

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and joint ventures.

Asset impairment and store closing charges.  Asset impairment and store closing charges consists of write-downs to fair value of under-performing properties and exit costs associated with the closure of certain stores.   Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

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

Index

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $7.4 million and $7.7 million as of November 3, 2007 and October 28, 2006, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the three and nine months ended November 3, 2007 and October 28, 2006.

The Company’s share of income earned under the long-term marketing and servicing alliance with GE is included as a component of service charges and other income.  The Company received income of approximately $89.2 million and $94.6 million from GE during the nine months ended November 3, 2007 and October 28, 2006, respectively.  Further pursuant to this agreement, the Company has no continuing involvement other than to honor the GE credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the GE credit cards and accepts payments on the GE credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.  All other merchandise vendor allowances are recognized as a reduction of cost purchases when received.  Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.  The amounts recognized as a reduction in cost of sales have not varied significantly during the three and nine months ended November 3, 2007 and October 28, 2006.

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of November 3, 2007 and October 28, 2006, insurance accruals of $57.0 million and $51.6 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the three and nine months ended November 3, 2007 and October 28, 2006.

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

Index

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

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006.  The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period.  The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million, of which $17.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalty as of the date of adoption was $13.7 million.  The total amount of unrecognized tax benefits as of November 3, 2007 was $28.5 million, of which $18.8 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of November 3, 2007 was $15.3 million.

The Company is currently being examined by the Internal Revenue Service for the fiscal tax years 2003 through 2005.  The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.  The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. With the exception of amounts that are under examination or subject to administrative proceedings by income tax authorities, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

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

Index

We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by this factor in the future.

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.3	2.3	2.5

	102.5	102.3	102.3	102.5

Cost of sales	65.5	65.0	65.9	65.3
Advertising, selling, administrative and general expenses	31.9	29.8	30.1	29.0
Depreciation and amortization	4.6	4.3	4.4	4.2
Rentals	0.9	0.8	0.8	0.7
Interest and debt expense, net	1.4	1.4	1.3	1.4
Gain on disposal of assets	(0.7)	(0.1)	(0.2)	(0.3)
Asset impairment and store closing charges	0.2	0.0	0.1	0.0

(Loss) income before income taxes and equity in earnings of joint ventures	(1.3)	1.1	(0.1)	2.2
Income taxes (benefit)	(0.4)	0.4	0.0	0.6
Equity in earnings of joint ventures	0.2	0.1	0.2	0.1

Net (loss) income	(0.7)%	0.8%	0.1%	1.7%

Net Sales

The percent change by category in the Company’s sales for the three and nine months ended November 3, 2007 compared to the three and nine months ended October 28, 2006 is as follows:

	% Change
	07-06
	Three Months	Nine Months
Cosmetics	-1.5%	-2.5%
Ladies’ apparel and accessories	-3.2%	-2.1%
Juniors’ and children’s apparel	-11.0%	-9.0%
Men’s apparel and accessories	-7.1%	-5.2%
Shoes	-3.3%	-0.4%
Home and other	-10.4%	-9.1%

Index

The percent change by region in the Company’s total sales for the three and nine months ended November 3, 2007 compared to the three and nine months ended October 28, 2006 is as follows:

	% Change
	07-06
	Three Months	Nine Months
Eastern	-6.3%	-4.7%
Central	-3.8%	-3.1%
Western	-5.6%	-3.3%

Net sales decreased 5% on a total basis and 6% on a comparable store basis for the three months ended November 3, 2007 compared to the three months ended October 28, 2006.  Net sales decreased 4% on a total basis and 5% on a comparable store basis for the nine months ended November 3, 2007 compared to the nine months ended October 28, 2006.  During these periods, all product categories experienced declines in net sales, with significant declines noted in the juniors’ and children’s apparel category and the home and other category.

During the three months ended November 3, 2007, net sales in the Central region were slightly better than the Company’s total performance trend compared to the three months ended October 28, 2006 while sales were slightly below trend in the Eastern and Western regions for the same period.

During the nine months ended November 3, 2007, net sales in the Central region were slightly better than the Company’s total performance trend compared to the nine months ended October 28, 2006 while sales were in line with trend in the Western region and slightly below trend in the Eastern region for the same period.

Service Charges and Other Income

(in millions of dollars)	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006	$ Change 07-06	$ Change 07-06
Leased department income	$3.2	$2.2	$8.4	$6.6	$1.0	$1.8
Visa Check/Mastermoney Antitrust settlement proceeds	-	-	-	6.5	-	(6.5)
Income from GE marketing and servicing alliance	30.7	30.9	89.2	94.6	(0.2)	(5.4)
Other	6.8	6.9	20.2	21.6	(0.1)	(1.4)
Total	$40.7	$40.0	$117.8	$129.3	$0.7	$(11.5)

Service charges and other income increased to $40.7 million during the three months ended November 3, 2007 compared to $40.0 million for the three months ended October 28, 2006.  This increase of $0.7 million was primarily due to an increase in leased department income over the prior year.

Service charges and other income decreased to $117.8 million during the nine months ended November 3, 2007 compared to $129.3 million for the nine months ended October 28, 2006.  This decrease of $11.5 million was due in part to the $6.5 million recorded during the period in the prior year from the Visa Check/Mastermoney Antitrust litigation settlement as well as a decrease of $5.4 million in the income from the marketing and servicing alliance with GE compared to the prior year.

Cost of Sales

Cost of sales increased to 65.5% of net sales for the three months ended November 3, 2007 from 65.0% for the three months ended October 28, 2006.  The gross margin decline of 50 basis points of sales was primarily driven by higher markdowns.  Juniors’ and children’s apparel, ladies’ apparel and accessories and the home and other categories posted the weakest performances compared to the total decline for the period while gross margin performance improved in shoes and men’s apparel and accessories categories during the period.

Index

Cost of sales increased to 65.9% of net sales for the nine months ended November 3, 2007 from 65.3% for the nine months ended October 28, 2006.  The gross margin decline of 60 basis points of sales was primarily driven by higher markdowns.  While all merchandise categories experienced declines in gross margin, the weakest performance was noted in the home and other category, which significantly exceeded the Company’s average decline for the period.

Inventory levels decreased 1% and 2% on total and comparable store bases, respectively, as of November 3, 2007 compared to October 28, 2006.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general (“SG&A”) expenses for the three months ended November 3, 2007 increased $7.8 million to 31.9% of net sales from 29.8% of net sales during the three months ended October 28, 2006.  The increase was driven primarily by increases in payroll ($4.3 million), services purchased ($3.6 million) and pre-opening expenses ($1.8 million) partially offset by declines in advertising expense ($1.8 million).

SG&A expenses for the nine months ended November 3, 2007 decreased $2.3 million compared to the nine months ended October 28, 2006 while SG&A expenses increased to 30.1% of net sales from 29.0% for the same period.  The Company recorded a pretax charge of $21.7 million during the nine months ended October 28, 2006 for a preliminary settlement agreement in a lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants.  Exclusive of this prior year settlement charge, SG&A expenses increased $19.4 million primarily as a result of increases in payroll ($14.4 million), services purchased ($9.0 million), pension expense ($1.5 million) and pre-opening expenses ($1.3 million) partially offset by a decrease in advertising expense ($8.0 million).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of net sales was 4.6% for the three months ended November 3, 2007 compared to 4.3% for the similar period of 2006.  Depreciation and amortization expense as a percentage of net sales was 4.4% for the nine months ended November 3, 2007 compared to 4.2% for the similar period of 2006.  Depreciation expense increased $1.5 million and $3.9 million for the three and nine months ended November 3, 2007, respectively, compared to the similar periods of 2006.  This increase in depreciation and amortization expense is primarily related to capital expenditures incurred to continue to improve Dillard’s stores as well as to add new stores.

Rentals

Rentals were 0.9% and 0.8% of sales for the three and nine months ended November 3, 2007, respectively, compared to 0.8% and 0.7% of sales for the three and nine months ended October 28, 2006, respectively.  Rentals increased $1.1 million and $4.7 million for the three and nine months ended November 3, 2007, respectively, compared to the same periods in 2006.  The increase in rentals is mainly due to an increase in leased equipment including upgrades of point-of-sale terminals at the stores.

Interest and Debt Expense, Net

Interest and debt expense decreased $0.3 million to $23.1 million during the three months ended November 3, 2007 from $23.4 million during the three months ended October 28, 2006.  Average long-term debt levels decreased during the period due to normal maturities of various notes outstanding.  Average short-term borrowings, however, increased for the period.

Interest and debt expense decreased $5.0 million to $66.6 million during the nine months ended November 3, 2007 from $71.6 million during the nine months ended October 28, 2006.  This decline in interest expense for the nine months ended November 3, 2007 was a result of lower debt levels.  Average debt outstanding declined approximately $30.4 million during the nine months ended November 3, 2007 compared to the similar periods of 2006.  The debt reduction was due to normal maturities of various outstanding notes.

Index

Gain on Disposal of Assets

Gain on disposal of assets increased $10.7 million during the three months ended November 3, 2007 compared to the same period of the prior year.  This increase was primarily a result of a gain of $11.1 million that was recorded during the three months ended November 3, 2007 relating to reimbursement for property damages incurred during the 2005 hurricane season as the Company completed the cleanup of the damaged location during the current year.

Gain on disposal of assets decreased $4.1 million for the nine months ended November 3, 2007 to $12.3 million compared to $16.4 million for the same period of the prior year.  During the nine months ended October 28, 2006, the Company sold its interest in the Yuma Palms joint venture for $20.0 million and recognized a pretax gain of $13.5 million related to the sale.  The decrease between the periods was further enhanced by the Company’s sale of properties in Longmont, Colorado and Richardson, Texas for $5.8 million, resulting in a net loss of $2.5 million on the sales.  These decreases were partially offset by the $11.1 million insurance recovery gain recorded during the nine months ended November 3, 2007.

Asset Impairment and Store Closing Charges

During the three and nine months ended November 3, 2007, the Company recorded pretax expense of $3.7 million (0.2% of net sales) and $4.4 million (0.1% of net sales), respectively, for asset impairment and store closing costs. The expense includes a $1.1 million future lease obligation on a store closed during the third quarter of 2007 and a $2.6 million write-off of goodwill for a leased store planned to close during the fourth quarter of 2007 where the projected cash flows were unable to sustain the amount of goodwill.

There were no asset impairment and store closing charges recorded during the three and nine months ended October 28, 2006.

Income Taxes

The federal and state income tax rates were approximately 37.6% and 36.1% for the three months ended November 3, 2007 and October 28, 2006, respectively.  During the three months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $1.3 million and included recognition of tax benefits of approximately $1.6 million due to additional tax credits on the prior year tax return.  During the three months ended October 28, 2006, income taxes included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income.

The federal and state income tax rates were approximately 15.9% and 26.4% for the nine months ended November 3, 2007 and October 28, 2006, respectively.  During the nine months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $2.2 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $1.6 million due to additional tax credits on the prior year tax return.  During the nine months ended October 28, 2006, income taxes included recognition of tax benefits of approximately $6.1 million for the change in a capital loss valuation allowance due to capital gain income and $7.5 million due to the release of tax reserves resulting from resolution of various federal and state income tax issues.

Our income tax rate for the remainder of fiscal 2007 is dependent upon results of operations and may change if the results for fiscal 2007 are different from current expectations.  We currently estimate that our effective rate for the remainder of fiscal 2007 will approximate 37.1%.

Index

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	November 3, 2007	February 3, 2007	$ Change	% Change
Cash and cash equivalents	$73,038	$193,994	(120,956)	-62.4%
Other short-term borrowings	340,000	-	340,000	-
Current portion of long-term debt	96,430	100,635	(4,205)	-4.2%
Long-term debt	860,345	956,611	(96,266)	-10.1%
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,479,440	2,586,953	(107,513)	-4.2%

Current ratio	1.43	2.10
Debt to capitalization	37.6%	32.7%

(in thousands of dollars)	November 3, 2007	October 28, 2006	$ Change	% Change
Cash and cash equivalents	$73,038	$95,039	(22,001)	-23.1%
Other short-term borrowings	340,000	-	340,000	-
Current portion of long-term debt	96,430	200,620	(104,190)	-51.9%
Long-term debt	860,345	956,775	(96,430)	-10.1%
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,479,440	2,432,040	47,400	1.9%

Current ratio	1.43	1.59
Debt to capitalization	37.6%	35.8%

Cash flows from operations decreased from 2006 levels largely due to a decrease in net income of $70.4 million (as adjusted for non-cash items) partially offset by an increase of $22.3 million related to trade accounts payable and accrued expenses, other liabilities and income taxes compared with the prior year.

The Company entered into a long-term marketing and servicing alliance with GE Consumer Finance (“GE”) following the sale of the Company’s assets of its private label credit card business in 2004.  The alliance provides for certain payments to be made by GE to the Company, including revenue sharing and marketing reimbursements.  The cash flows that the Company receives under this alliance have been greater than the net cash flows provided by the Company’s credit business prior to its sale to GE due to quicker cash receipts.  The Company received income of approximately $30.7 million and $30.9 million from GE during the three months ended November 3, 2007 and October 28, 2006, respectively.  While the Company does not expect future cash flows under this alliance to vary significantly from historical levels, future amounts are difficult to predict.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

For the nine months ended October 28, 2006, the Company recorded a gain from the sale of a joint venture of $13.5 million with proceeds of $20.0 million.

The Company received insurance proceeds of $22.0 million and $25.3 million during the nine months ended November 3, 2007 and October 28, 2006, respectively, related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.  A gain of $18.2 million was recognized during the nine months ended November 3, 2007 related to these proceeds.

During the nine months ended November 3, 2007, the Company received proceeds of $5.8 million relative to the sale of properties located in Longmont, Colorado and Richardson, Texas.  A net loss of $2.5 million was recognized in conjunction with these sales.

Index

Capital expenditures were $326.9 million for the nine months ended November 3, 2007 compared to $258.9 million for the nine months ended October 28, 2006. These expenditures consist primarily of the construction of new stores, remodeling of existing stores and investments in technology.  During the nine months ended November 3, 2007, the Company opened new locations at:  Eastland Mall in Evansville, Indiana; Alamance Crossing in Burlington, North Carolina; Stonebriar Centre in Frisco, Texas; Ashley Park in Newnan, Georgia; Hill Country Galleria in West Austin, Texas; Santan Village in Gilbert, Arizona and the Promenade at Casa Grande in Casa Grande, Arizona.  The Company also opened two replacement stores:  Stones River Mall in Murfreesboro, Tennessee and Fallen Timbers in Maumee, Ohio.  These nine locations totaled approximately 1,069,000 square feet net of replaced square footage.  The Company closed five locations during the nine-month period including: (1) a 156,000 square foot location in Louisville, Kentucky, (2) a 158,000 square foot location in Elyria, Ohio, (3) a 170,000 square foot location in St. Louis, Missouri, (4) a 160,000 square foot clearance center in Tulsa, Oklahoma and (5) a 160,000 square foot location in Dallas, Texas.  The Company plans to close four more locations in the fourth quarter of 2007.  These locations include:  (1) a 170,000 square foot location in Nashville, Tennessee, (2) a 115,000 square foot location in Augusta, Georgia, (3) a 170,000 square foot location in Tallahassee, Florida and (4) a 70,000 square foot location in Ashtabula, Ohio.  Capital expenditures for fiscal 2007 are expected to be approximately $410 million compared to actual expenditures of $321 million during fiscal 2006.

Cash provided by financing activities for the nine months ended November 3, 2007 totaled $121.6 million compared to cash used of $105.0 million for the nine months ended October 28, 2006.  During the nine months ended November 3, 2007, the Company made principal payments of long-term debt and capital leases of $103.4 at their normal maturities.  During the nine months ended October 28, 2006, the Company reduced its total level of outstanding debt and capital lease obligations by $104.3 million, including debt repurchases and repayments of $1.7 million.  No debt was repurchased during the nine months ended November 3, 2007.

During the nine months ended October 28, 2006, the Company repurchased approximately 133,500 shares of Class A common stock for $3.3 million under our $200 million program, which was authorized by our Board of Directors in May of 2005 (“2005 plan”).  During the nine months ended November 3, 2007, the Company repurchased approximately 5.2 million shares for $111.6 million, completing the authorization under the 2005 plan.  In November 2007, the Board of Directors authorized the Company to repurchase up to an additional $200 million of the Company’s Class A common stock.  This new plan has no expiration date.

The Company had cash on hand of $73.0 million as of November 3, 2007.  As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  The Company expects peak funding requirements of approximately $430 million during fiscal 2007.  At November 3, 2007, borrowings of $328.4 million were outstanding and letters of credit totaling $73.9 million were issued under the $1.2 billion revolving credit agreement.  Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.4 billion at November 3, 2007) leaving unutilized availability under the facility of $798 million.  During fiscal 2007, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

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

The Company has approximately 95 stores along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to “named storms” in fiscal 2007.  Therefore, repair and replacement costs will be borne by the Company for damage to any of these stores from “named storms” in fiscal 2007.  The Company has created early response teams to assess and coordinate clean up efforts should some stores be impacted by storms.  The Company has also redesigned certain store features to lessen the impact of storms and has equipment available to assist in the efforts to ready the stores for normal operations.

Index

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company expects that the adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute.  SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  The Company expects that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain “forward-looking statements” within the definition of federal securities laws.  Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document include certain “forward-looking statements,” including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities, financing requirements and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “plans” and “believes,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Statements made in this report regarding expected funding of cyclical working capital needs, expected contributions to the defined benefit plan, expected disposition of legal proceedings, expected impact of recently issued accounting standards, income tax rate projections, expectation of cash flows under the alliance with GE Consumer Finance and information included herein under the heading “2007 Guidance” are examples of forward-looking statements.  The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

As of November 3, 2007, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 3, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 5, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 5, 2007 through September 1, 2007	-	$-	-	$111,590,819
September 2, 2007 through October 6, 2007	-	$-	-	111,590,819
October 7, 2007 through November 3, 2007	5,202,699	$21.45	5,202,699	-
Total	5,202,699	$21.45	5,202,699	$-

In May 2005, the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s Class A common stock.  In November 2007, the Board of Directors authorized the Company to repurchase up to an additional $200 million of the Company’s Class A common stock.  This new plan has no expiration date.

Index

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Nine Months Ended		Fiscal Years Ended

November 3,	October 28,	February 3,	January 28,	January 29,	January 31,	February 1,
2007	2006	2007*	2006	2005	2004	2003

1.01	2.33	3.34	2.01	2.12	1.05	1.88

*53 Weeks

Item 6.  Exhibits

Number	Description

12	Statement re: Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: December 5, 2007	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)