Form 10-K
period 2008-02-02
DILLARDS INC
filed 2008-04-02
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12-b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of August 4, 2007: $1,868,526,448.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 2008:

CLASS A COMMON STOCK, $0.01 par value	71,155,347
CLASS B COMMON STOCK, $0.01 par value	4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2008 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

Dillard's, Inc. (the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest apparel and home furnishing retailers. Our Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 2, 2008, we operated 326 Dillard’s stores offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The following table summarizes the percentage of net sales by each major product line:

	Percentage of Net Sales
	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cosmetics	15%	15%	15%
Ladies’ Apparel and Accessories	37	36	36
Juniors’ and Children’s Apparel	9	10	10
Men’s Apparel and Accessories	18	18	18
Shoes	13	13	12
Home and Other	8	8	9

Total	100%	100%	100%

Our store base is diversified, with the character and culture of the community served determining the size of facility and, to a large extent, the merchandise mix presented. Most stores are located in suburban shopping malls. Our customers may also purchase merchandise on-line at our website, www.dillards.com, which features on-line gift registries and a variety of other services. We operate retail department stores located primarily in the southwest, southeast and midwest regions of the United States. The stores are located in 29 states, with 53 stores located in the western region, 123 stores in the eastern region and 150 stores in the central region.

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

We purchase merchandise from many suppliers, none of which accounted for more than 5% of our net purchases during 2007. We have no long-term purchase commitments or arrangements with any of our suppliers, and we do not believe we are dependent on any one supplier. We consider our relationships with our suppliers to be strong and mutually beneficial.

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

In November 2004, the Company sold substantially all of the assets of its Dillard’s proprietary credit card (“proprietary card”) business to GE Consumer Finance (“GE”). These assets included the proprietary card account balances owned by the Dillard’s Credit Card Master Trust, which previously owned and securitized the accounts receivable generated by the proprietary card accounts.

As a result of the transaction and pursuant to a long-term marketing and servicing alliance with an initial term of ten years, GE establishes and owns proprietary card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the long-term marketing and servicing alliance, we receive on-going cash compensation from GE based upon the portfolio earnings. With the sale, we became a more focused retailer and used the proceeds generated from the sale and ongoing compensation to strengthen our balance sheet and return value to our shareholders. Further pursuant to this agreement, we have no continuing involvement other than to honor the proprietary cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the proprietary cards and accept payments on the proprietary cards in our stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

We seek to expand the number and use of the proprietary cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are rewarded with certificates for discounts on later purchases. Proprietary card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts, and advance notice of sale events. GE has created various loyalty programs that reward customers for frequency and volume of proprietary card usage.

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal year 2006 included 53 weeks, and fiscal years 2007 and 2005 included 52 weeks.

For additional information with respect to our business, reference is made to information contained under the headings “Net sales,” “Net income,” “Total assets” and “Number of employees-average,” under item 6 hereof.

The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard’s, Inc. website:

www.dillards.com

We have adopted a Code of Business Conduct and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Code of Conduct, Corporate Governance Guidelines, Social Accountability Policy and committee charters for the Audit Committee of the Board of Directors and the Stock Option and Executive Compensation Committee.

Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.	RISK FACTORS.

The risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K for the year ended February 2, 2008, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed below do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 95 stores along the Gulf and Atlantic coasts that are not covered by third party insurance but are self-insured for property and merchandise losses related to “named storms”; therefore, repair and replacement costs will be borne by us for damage to any of these stores from “named storms”.

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

Our future success may depend on opportunities to buy or obtain rights to other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer growth opportunities. In particular, we intend to evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Our attempt to engage in these transactions may expose us to various inherent risks, including:

•	assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve projected economic and operating synergies;

•	difficulties successfully integrating, operating, maintaining and managing newly acquired operations or employees;

•	difficulties maintaining uniform standards, controls, procedures and policies;

•	unanticipated changes in business and economic conditions affecting an acquired business;

•	the possibility of impairment charges if an acquired business performs below expectations; and

•	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or to implement the strategic initiative.

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

If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation.

As do most retailers, we receive certain personal information about our customers. In addition, our online operations at www.dillards.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

All of our stores are owned or leased from third parties. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes the number of retail stores owned or operated by us and the percentage of total store area represented by each listed category at February 2, 2008:

	Number of stores	% of total store square footage
Owned stores	247	77.0%
Leased stores	48	13.1%
Owned building on leased land	19	6.4%
Partly owned and partly leased	12	3.5%

	326	100.0%

At February 2, 2008, we had eight regional distribution facilities located throughout the United States of which we own six and lease two from third parties. Our principal executive offices are approximately 300,000 square feet located in Little Rock, Arkansas. Additional information is contained in Notes 1, 3, 13, 14 and 15 of “Notes to Consolidated Financial Statements,” in Item 8 hereof, and reference is made to information contained under the headings “Number of stores” and “Gross square footage,” under Item 6 hereof.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of April 2, 2008, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended February 2, 2008.

Executive Officers of the Company

The following table lists the names and ages of all Executive Officers of the Registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the registrant for more than five years.

Name	Age	Position & Office	Family Relationship
William Dillard, II	63	Director; Chief Executive Officer	None
Alex Dillard	58	Director; President	Brother of William Dillard, II
Mike Dillard	56	Director; Executive Vice President	Brother of William Dillard, II
G. Kent Burnett	63	Vice President	None
Drue Corbusier	61	Director; Executive Vice President	Sister of William Dillard, II
James I. Freeman	58	Director; Senior Vice President; Chief Financial Officer	None
Steven K. Nelson	50	Vice President	None
Robin Sanderford	61	Vice President	None
Paul J. Schroeder	60	Vice President; General Counsel	None
Burt Squires	58	Vice President	None
Julie A. Taylor	56	Vice President	None
David Terry	59	Vice President	None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Class B Common Stock.

The high and low sales prices of the Company’s Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2007 and 2006 are presented in the table below:

	2007		2006		Dividends per Share
	High	Low	High	Low	2007	2006
First	$35.82	$31.70	$26.79	$24.23	$0.04	$0.04
Second	39.90	25.62	32.04	25.42	0.04	0.04
Third	26.40	19.68	33.63	29.94	0.04	0.04
Fourth	21.73	14.93	36.09	28.74	0.04	0.04

While the Company expects to continue its cash dividend policy during fiscal 2008, all subsequent dividends will be reviewed quarterly and declared by the board of directors.

As of March 1, 2008, there were 3,740 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company’s Class B Common Stock.

In November 2007, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date, and remaining availability pursuant to the Company’s share repurchase program is $200 million as of February 2, 2008. There were no issuer purchases of equity securities during the fourth quarter of 2007.

Company Performance

For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Department Stores Index. The cumulative total return on the Company’s Class A Common Stock assumes $100 invested in such stock on February 2, 2003 and assumes reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
Dillard’s, Inc.	$100.00	$114.40	$176.28	$176.44	$239.62	$141.53
S&P 500	100.00	134.68	141.88	158.42	181.81	178.47
S&P Supercomposite Department Stores	100.00	139.71	164.18	196.15	284.53	184.11

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

	2007	2006*	2005	2004	2003
	(Dollars in thousands of dollars, except per share data)
Net sales	$7,207,417	$7,636,056	$7,551,697	$7,522,060	$7,594,460
Percent change	-6%	1%	0%	-1%	-4%
Cost of sales	4,786,655	5,032,351	5,014,021	5,017,765	5,170,173
Percent of sales	66.4%	65.9%	66.4%	66.7%	68.1%
Interest and debt expense, net	91,556	87,642	105,570	139,056	181,065
Income before income taxes and equity in earnings of joint ventures	60,518	253,842	125,791	175,832	7,904
Income taxes	13,010	20,580	14,300	66,885	6,650
Equity in earnings of joint ventures	6,253	12,384	9,994	8,719	8,090
Net income	53,761	245,646	121,485	117,666	9,344
Per diluted common share
Net income	0.68	3.05	1.49	1.41	0.11
Dividends	0.16	0.16	0.16	0.16	0.16
Book value (3)	33.45	32.19	29.43	27.85	26.79
Average number of diluted sharesoutstanding	79,103,423	80,475,210	81,660,619	83,739,431	83,899,974
Accounts receivable (1)	10,880	10,508	12,523	9,651	1,232,456
Merchandise inventories	1,779,279	1,772,150	1,802,695	1,733,033	1,632,377
Property and equipment (3)	3,190,444	3,146,626	3,147,623	3,169,476	3,197,469
Total assets (3)	5,338,129	5,396,735	5,505,639	5,680,301	6,411,097
Long-term debt (1)	760,165	956,611	1,058,946	1,322,824	1,855,065
Capital lease obligations	25,739	28,328	31,806	20,182	17,711
Deferred income taxes (3)	436,541	448,770	475,007	505,473	617,236
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders’ equity (3)	2,514,111	2,579,789	2,333,377	2,317,533	2,237,097
Number of employees – average	49,938	51,385	52,056	53,035	53,598
Gross square footage (in thousands)	56,300	56,500	56,400	56,300	56,000
Number of stores
Opened	9	8	9	8	5
Closed (2)	11	10	8	7	10
Total – end of year	326	328	330	329	328

*	53 weeks

(1)	During fiscal 2004, the Company sold its private label credit card business to GE Consumer Finance for $1.1 billion, which included the assumption of $400 million of long-term securitization liabilities.

(2)	One store in Biloxi, Mississippi, not in operation during fiscal 2007 and fiscal 2006 due to the hurricanes of 2005 and included in the 2006 closed store totals, was re-opened in early fiscal 2008.

(3)	As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its Consolidated Balance Sheet and Statement of Stockholders’ Equity as of February 3, 2007 and Consolidated Statement of Stockholders’ Equity as of January 28, 2006.

The items below are included in the Selected Financial Data.

2007

The items below amount to a net $2.3 million pretax charge ($10.7 million after tax gain or $0.13 per diluted share).

•

a $20.5 million pretax charge ($12.8 million after tax or $0.16 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 15 of the Notes to Consolidated Financial Statements).

•

an $18.2 million pretax gain ($11.5 million after tax or $0.14 per diluted share) related to reimbursement for inventory and property damages incurred during the 2005 hurricane season (see Note 14 of the Notes to Consolidated Financial Statements).

•	a $12.0 million income tax benefit ($0.15 per diluted share) primarily due to state administrative settlement, federal credits and the change in a capital loss valuation allowance.

2006

The items below amount to a net $9.1 million pretax gain ($81.8 million after tax gain or $1.02 per diluted share).

•

a $13.8 million pretax gain ($8.5 million after tax or $0.11 per diluted share) on the sale of the Company’s interest in a mall joint venture (see Note 1 of the Notes to Consolidated Financial Statements).

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

•	a $29.7 million pretax gain ($18.9 million after tax or $0.23 per diluted share) related to hurricane recovery proceeds (see Note 14 of the Notes to Consolidated Financial Statements).

•	a $45.4 million tax benefit ($0.56 per diluted share) related to the sale of one of the Company’s subsidiaries (see Notes 7 and 13 of the Notes to Consolidated Financial Statements).

2004

The items below amount to a net $64.5 million pretax gain ($42.1 million after tax or $0.50 per diluted share).

•	a pretax gain of $83.9 million ($53.7 million after tax or $0.64 per diluted share) pertaining to the Company’s sale of its private label credit card business to GE Consumer Finance.

•	a $19.4 million pretax charge ($11.6 million after tax or $0.14 per diluted share) for asset impairment and store closing charges related to certain stores.

2003

The items below amount to a net $18.6 million pretax charge ($12.8 million after tax or $0.15 per diluted share).

•	a $43.7 million pretax charge ($28.9 million after tax or $0.34 per diluted share) for asset impairment and store closing charges related to certain stores.

•	a call premium resulting in additional interest expense of $15.6 million ($10.0 million after tax or $0.12 per diluted share) associated with a $125.9 million call of debt.

•	a pretax gain of $15.6 million ($10.0 million after tax or $0.12 per diluted share) pertaining to the Company’s sale of its interest in Sunrise Mall and its associated center in Brownsville, Texas.

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

EXECUTIVE OVERVIEW

Dillard’s, Inc. operates 326 retail department stores in 29 states. Our stores are located in suburban shopping malls and open-air lifestyle centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We offer national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price. We seek to deliver a high level of profitability and cash flow by:

•	maximizing the effectiveness of our pricing and brand awareness;

•	minimizing costs through leveraging our centralized overhead expense structure without sacrificing service to our customers;

•	sourcing goods from both domestic and foreign enterprises;

•	reinvesting operating cash flows into store growth, and distribution initiatives, and improving product quality in our exclusive brands;

•	returning profits to shareholders through dividends and share repurchases;

•	continuing to offer access to credit services and financial products to our customers through our long-term marketing and servicing alliance with GE Consumer Finance (“GE”); and

•	closing under-performing stores where appropriate.

The consumer retail sector is extremely competitive. Many different retail establishments compete for our customers’ business. These include other department stores, specialty retailers, discounters, internet and mail order retailers.

In accordance with the National Retail Federation fiscal reporting calendar, the 2007 and 2005 reporting periods presented and discussed below ended February 2, 2008 and January 28, 2006, respectively, and each contained 52 weeks. The corresponding 2006 reporting period ended February 3, 2007 contained 53 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended February 2, 2008 and January 28, 2006 to the corresponding period ended January 27, 2007.

Trends and uncertainties

We have identified the following key uncertainties whose fluctuations may have a material effect on our operating results.

•

Cash flow—Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces market driven challenges and new and existing competitors seek areas of growth to expand their businesses.

•

Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.

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

2008 Estimates

A summary of estimates on key financial measures for fiscal 2008 is shown below. There have been no changes in the estimates for 2008 since the Company released its fourth quarter earnings on March 19, 2008.

	2008 Estimated	2007 Actual
	(In millions of dollars)
Depreciation	$285	$299
Rental expense	62	60
Interest and debt expense, net	92	92
Capital expenditures	215	396

General

Net sales. Net sales includes sales of comparable stores and non-comparable stores. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service charges and other income. Service charges and other income include income generated through the long-term marketing and servicing alliance between the Company and GE. Other income relates to rental income, shipping and handling fees and net lease income on leased departments.

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

Merchandise inventory. Approximately 98% of the inventories are valued at lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued at lower of cost or market using the specific identified cost method. A 1% change in markdowns would have impacted net income by approximately $18 million for the year ended February 2, 2008.

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $6.8 million and $7.2 million as of February 2, 2008 and February 3, 2007, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Prior to the sale of its credit card business to GE, finance charge revenue earned on customer accounts serviced by the Company under its proprietary credit card (“proprietary card”) program was recognized in the period in which it was earned. Beginning November 1, 2004, the Company’s share of income earned under the long-term marketing and servicing alliance is included as a component of service charges and other income. The Company received income of approximately $119 million, $125 million and $105 million from GE in 2007, 2006 and 2005, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 2, 2008 and February 3, 2007, insurance accruals of $55.8 million and $54.5 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have reduced expenses during the years ended February 2, 2008 and February 3, 2007, partially due to new Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.5 million for the fiscal year ended February 2, 2008.

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

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period of $0.8 million. The Company classifies interest expense and penalties relating to income tax in the financial statements as income tax expense. The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million, of which $17.8 million would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalty as of the date of adoption was $13.7 million. The total amount of unrecognized tax benefits as of February 2, 2008 was $25.4 million, of which $16.9 million would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of February 2, 2008 was $8.8 million.

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

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangibles. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $1 million and $5 million.

Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 6.30% as of February 2, 2008 from 5.90% as of February 3, 2007. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $114 million is appropriately stated as of February 2, 2008; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $8.0 million. We adopted SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of February 3, 2007 (see Note 9 in the Notes to Consolidated Financial Statements). The Company expects to make a contribution to the pension plan of approximately $4.0 million in fiscal 2008. The Company expects pension expense to be approximately $12.2 million in fiscal 2008 with a liability of $122.0 million at January 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 2, 2008		February 3, 2007		January 28, 2006
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in millions of dollars)
Net sales	$7,207.4	100.0%	$7,636.1	100.0%	$7,551.7	100.0%
Service charges and other income	163.4	2.3	174.0	2.3	142.9	1.9

	7,370.8	102.3	7,810.1	102.3	7,694.6	101.9

Cost of sales	4,786.7	66.4	5,032.4	65.9	5,014.0	66.4
Advertising, selling, administrative and general expenses	2,065.3	28.7	2,096.0	27.5	2,041.5	27.0
Depreciation and amortization	298.9	4.2	301.2	3.9	301.9	4.0
Rentals	60.0	0.8	55.5	0.7	47.5	0.6
Interest and debt expense, net	91.5	1.3	87.6	1.2	105.6	1.4
Gain on disposal of assets	(12.6)	(0.2)	(16.4)	(0.2)	(3.4)	—
Asset impairment and store closing charges	20.5	0.3	—	—	61.7	0.8

Income before income taxes and equity in earnings of joint ventures	60.5	0.8	253.8	3.3	125.8	1.7
Income taxes	13.0	0.2	20.6	0.3	14.3	0.2
Equity in earnings of joint ventures	6.3	0.1	12.4	0.2	10.0	0.1

Net income	$53.8	0.7%	$245.6	3.2%	$121.5	1.6%

Sales

The percent change by category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2007-2006	Fiscal 2007-2006*	Fiscal 2006-2005	Fiscal 2006-2005**
Cosmetics	(5.0)%	(3.7)%	1.3%	0.0%
Ladies’ Apparel and Accessories	(3.8)	(2.2)	1.2	(0.5)
Juniors’ and Children’s Apparel	(10.6)	(9.2)	(5.9)	(7.3)
Men’s Apparel and Accessories	(7.8)	(5.6)	3.3	1.0
Shoes	(1.7)	(0.2)	4.2	2.6
Home and Other	(10.3)	(8.9)	(0.3)	(1.8)

*	Percent change based on 52 weeks ended February 2, 2008 and 52 weeks ended January 27, 2007.

**	Percent changed based on 52 weeks ended January 27, 2007 and 52 weeks ended January 28, 2006.

The percent change by region in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2007-2006	Fiscal 2007-2006*	Fiscal 2006-2005	Fiscal 2006-2005**
Eastern	(6.8)%	(5.3)%	0.4%	(1.2)%
Central	(4.9)	(3.2)	0.8	(0.9)
Western	(5.3)	(3.7)	3.9	2.2

*	Percent change based on 52 weeks ended February 2, 2008 and 52 weeks ended January 27, 2007.

**	Percent change based on 52 weeks ended January 27, 2007 and 52 weeks ended January 28, 2006.

Sales decreased 6% during the 52 weeks ended February 2, 2008 compared to the 53 weeks ended February 3, 2007 in both total and comparable stores. Sales declined 4% during the 52 weeks ended February 2, 2008 compared to the 52 weeks ended January 27, 2007, and comparable store sales decreased 5% for the same 52-week periods. During fiscal 2007, all categories experienced sales declines with the most significant declines noted in the juniors’ and children’s apparel and home and other categories while sales in the shoes category were nearly flat. All regions also experienced sales declines during fiscal 2007 while sales in the Central and Western regions outperformed the sales in the Eastern region.

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

During the year ended January 28, 2006, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company's stores for varying amounts of time. We are not able to determine with any degree of certainty the impact that these hurricanes had on our results of operations. Property and merchandise losses in the affected stores were covered by insurance. Our insurance coverage did not include business interruption but did include a provision for reimbursement of the loss of inventory in excess of the carrying cost value. Our insurance coverage also covered losses sustained on damaged stores at replacement value. One store in Biloxi, Mississippi, not in operation during fiscal 2006 and 2007, re-opened in March 2008.

Sales penetration of exclusive brand merchandise for the fiscal years 2007, 2006 and 2005 was 24.2%, 23.8% and 24.0% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005
	(in millions of dollars)
Leased department income	$13.0	$10.4	$8.5	$2.6	$1.9	25.0%	22.4%
Income from GE marketing and servicing alliance	118.8	124.6	104.8	(5.8)	19.8	(4.7)	18.9
Visa Check/Mastermoney Antitrust settlement proceeds	—	6.5	—	(6.5)	6.5	(100.0)	—
Other	31.6	32.5	29.6	(0.9)	2.9	(2.8)	9.8

Total	$163.4	$174.0	$142.9	$(10.6)	$31.1	(6.1)%	21.8%

2007 Compared to 2006

Service charges and other income is composed primarily of income from the Company’s marketing and servicing alliance with GE Consumer Finance (“GE”). This marketing and servicing alliance began on November 1, 2004 in conjunction with the sale of our credit card business to GE and included income of $118.8 million in fiscal 2007 compared to income of $124.6 million for fiscal 2006. This decrease of $5.8 million was due primarily to an increase in account write-offs.

Other items included in other income in fiscal 2007 included income of $13.0 million from leased departments compared to $10.4 million of leased department income in fiscal 2006 due to the increased sales performance of one of our leased departments.

2006 Compared to 2005

Service charges and other income included income from the marketing and servicing alliance with GE of $124.6 million in fiscal 2006 compared to income of $104.8 million for fiscal 2005. This increase of $19.8 million was due primarily to an increase in finance charges due to higher receivable balances caused by a slowing in the rate of customers’ payments as a result of a change in payment terms by GE.

Other items included in other income in fiscal 2006 included $6.5 million of proceeds received from the Visa Check/Mastermoney Antitrust litigation settlement and income of $10.4 million from leased departments compared to $8.5 million of leased department income in fiscal 2005.

Cost of Sales

2007 Compared to 2006

Cost of sales as a percentage of sales increased to 66.4% of sales during fiscal 2007 from 65.9% during fiscal 2006. Included in cost of sales during fiscal 2007 was a $4.1 million gain related to reimbursement for merchandise losses incurred during the 2005 hurricane season. Exclusive of this gain, cost of sales as a percentage of sales was 66.5% of sales during fiscal 2007. The gross margin decline of 60 basis points of sales was primarily driven by higher markdowns as the Company responded to lackluster sales performance in an effort to maintain appropriate inventory control. The higher markdown activity was partially offset by higher markups. Total inventory at February 2, 2008 compared to February 3, 2007 remained flat while inventory in comparable stores decreased 1% between the periods. All merchandise categories experienced declines in gross margin with the exception of men’s apparel and accessories which was up only slightly. The weakest performance was noted in the home and other category, which significantly exceeded the Company’s average decline for the year.

2006 Compared to 2005

Cost of sales as a percentage of sales decreased to 65.9% during fiscal 2006 compared with 66.4% for fiscal 2005, resulting in gross margin improvement of 50 basis points of sales. Included in gross margin for fiscal 2005 is a $29.7 million hurricane recovery gain related to insurance settlements received covering losses incurred in the 2005 hurricane season. Excluding the effect of the hurricane gain which had an impact of 40 basis points of sales, gross margin improved 90 basis points of sales as a result of lower levels of markdowns partially offset by lower markups during the year ended February 3, 2007 compared to the year ended January 28, 2006. Gross margins were higher in cosmetics, ladies’ apparel and accessories, juniors’ and children’s apparel and shoes compared to the prior year with lower gross margins noted in men’s apparel and accessories and home and other categories.

Expenses

2007 Compared to 2006

Advertising, selling, administrative and general (“SG&A”) increased to 28.7% of sales during fiscal 2007 from 27.5% in fiscal 2006 while total dollars decreased by $30.7 million. Aside from the lack of sales leverage, the dollars decreased between the two periods primarily as a result of a $21.7 million charge in the prior year for a preliminary settlement agreement reached in a lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants. This decrease was further enhanced by a decrease in payroll expense of $17.6 million (primarily due to the addition of the 53rd week of fiscal 2006) and advertising savings of $7.8 million (as we continue to reposition our advertising efforts toward the most appropriate media sources to reach our targeted customers) partially offset by an increase in services purchased of $11.0 million (as a result of increases in legal and transportation costs).

Depreciation and amortization expense decreased $2.3 million during fiscal 2007 to $298.9 million from $301.2 million in fiscal 2006. This decrease was primarily due to the addition of the 53rd week of fiscal 2006.

Rental expense increased to $60.0 million in fiscal 2007 or 0.8% of sales compared to $55.5 million or 0.7% of sales in fiscal 2006. This increase of $4.5 million was a result of higher equipment rent compared to the prior year partially offset by a decline in the number of leased stores.

Interest and debt expense, net, increased to $91.5 million in fiscal 2007 compared to $87.6 million in fiscal 2006. This increase of $3.9 million was primarily due to an interest credit in the prior year of $10.5 million related to statute expirations and audit settlements with federal and state tax authorities for multiple tax years. Exclusive of this interest credit, net interest and debt expense decreased $6.6 million in fiscal 2007 compared to fiscal 2006 mainly due to lower weighted average total debt in the current year of $1.1 billion compared to $1.2 billion in the prior year as well as an increase in capitalized interest of $2.0 million between the same periods. These decreases were partially offset by a decrease in investment income of $5 million in fiscal 2007 compared to fiscal 2006.

Gain on disposal of assets decreased $3.8 million for the year ended February 2, 2008 to $12.6 million compared to $16.4 million for the prior year. The decrease was primarily due a pretax gain of $13.5 million recognized in the prior year related to the sale of the Company’s interest in the Yuma Palms joint venture for $20.0 million. The decrease between the periods was further enhanced by the Company’s sale of properties in Longmont, Colorado and Richardson, Texas in fiscal 2007 for $5.8 million, resulting in a net loss of $2.5 million on the sales. These decreases were partially offset by a $14.1 million pretax gain recognized in the current year relating to hurricane recovery for two stores damaged by the hurricanes of 2005 as the Company completed the cleanup of the damaged locations during fiscal 2007.

Asset impairment and store closing charges were $20.5 million or 0.3% of sales during fiscal 2007. No asset impairment and store closing charges were recorded during fiscal 2006. The 2007 charges consist of a write-off of goodwill on one store of $2.6 million that was closed during the year, an accrual for future rent, property tax and utility payments on two stores of $1.0 million that were also closed during the year and a write-down of property and equipment on 14 stores of $16.9 million that were closed, scheduled to close or impaired based on the inability of the stores’ estimated future cash flows to sustain their carrying value. A breakdown of the asset impairment and store closing charges for fiscal 2007 follows:

	Number of Locations	Impairment Amount
	(in thousands of dollars)
Store closed in prior year	1	$687
Stores closed in fiscal 2007	4	3,647
Stores to close in fiscal 2008	5	5,083
Stores impaired based on cash flows	6	9,113
Non-operating facility	1	1,970

Total	17	$20,500

2006 Compared to 2005

Advertising, selling, administrative and general (“SG&A”) expenses increased to 27.5% of sales for fiscal 2006 compared to 27.0% for fiscal 2005. During fiscal 2006, SG&A expenses increased $54.5 million primarily because of increases in payroll expense of $45.4 million, utilities expense of $12.0 million, and a $21.7 million charge for the Mercantile Stores Pension Plan settlement agreement. These increases were partially offset by savings in advertising expenses of $23.3 million. The increase in payroll expense was due to an increase in incentive compensation to store managers, merchants and management due to improved company performance during fiscal 2006 as well as the addition of the 53rd week in fiscal 2006. The increase in utility expense was a result of higher utility rates compared to the prior year in addition to the 53rd week in fiscal 2006. The savings in advertising expense was mainly due to the repositioning of our advertising efforts toward the most appropriate media sources to reach our targeted customers.

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

During 2006, the Company sold its interest in a joint venture, Yuma Palms, for $20.0 million, and recognized a gain of $13.5 million which is included in gain on disposal of assets.

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

Income Taxes

The federal and state income tax rates for fiscal 2007, 2006 and 2005, inclusive of equity in earnings of joint ventures, were 19.5%, 7.7% and 10.5%, respectively.

During the year ended February 2, 2008, the Company recorded an income tax benefit relating to a net decrease in FIN 48 liabilities of approximately $5.9 million, a recognition of tax benefits of approximately $1.7 million for the change in a capital loss valuation allowance due to capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $3.3 million due to federal tax credits. During fiscal 2007, the IRS continued an examination of the Company’s federal income tax returns for fiscal years 2003 through 2005. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.

During the year ended February 3, 2007, income taxes included a $57.2 million reduction of reserves for various federal and state tax contingencies, a $3.5 million increase in deferred liabilities due to an increase in the state effective tax rate, and a $24.4 million tax benefit related to the decrease in a capital loss valuation allowance due to capital gain income.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

	2007	2006	Dollar Change	Percent Change
	(in thousands of dollars)
Cash and cash equivalents	$88,912	$193,994	$(105,082)	(54.2)%
Other short-term borrowings	195,000	—	195,000	—
Current portion of long-term debt	196,446	100,635	95,811	95.2
Long-term debt	760,165	956,611	(196,446)	(20.5)
Guaranteed Beneficial Interests	200,000	200,000	—	—
Stockholders’ equity	2,514,111	2,579,789	(65,678)	(2.5)

Current ratio	1.64	2.10
Debt to capitalization	35.0%	32.8%

The Company’s current non-operating priorities for its use of cash are:

•	Strategic investments to enhance the value of existing properties;

•	Construction of new stores;

•

Investment in high-return capital projects, particularly in investments in technology to improve merchandising and distribution, reduce costs, to improve efficiencies or to help the Company better serve its customers;

•	Debt reduction;

•	Stock repurchase plan; and

•	Dividend payments to shareholders.

Cash flows for the three fiscal years ended were as follows:

				Percent Change
	2007	2006	2005	2007-2006	2006-2005
	(in thousands of dollars)
Operating Activities	$254,449	$360,582	$369,142	(29.4)%	(2.3)%
Investing Activities	(331,987)	(266,345)	(297,608)	(24.7)	10.5
Financing Activities	(27,544)	(200,083)	(269,942)	86.2	25.9

Total Cash Used	$(105,082)	$(105,846)	$(198,408)

Operating Activities

The primary source of the Company’s liquidity is cash flows from operations. Due to the seasonality of the Company’s business, it has historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail sales are the key operating cash component providing 97.8% of total revenues over the past two years.

GE Consumer Finance (“GE”) owns and manages the Company’s private label credit card business under a long-term marketing and servicing alliance (“alliance”) that expires in fiscal 2014. The alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The cash flows that the Company receives under this alliance have been greater than the net cash flows provided by the Company’s credit business prior to its sale to GE in 2004 due to quicker cash receipts. The Company received income of approximately $119 million and $125 million from GE in fiscal 2007 and 2006. While the Company does not expect future cash flows under this alliance to vary significantly from historical levels, future amounts are difficult to predict. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

Operating cash inflows also include revenue and reimbursements from the long-term marketing and servicing alliance with GE and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees, and payments of interest and taxes.

Net cash flows from operations were $254.4 million for fiscal 2007 versus $360.6 million for fiscal 2006. Net income, as adjusted for non-cash items, was $140 million lower in fiscal 2007 than in fiscal 2006 primarily as a result of lower net income. Operating cash flows from changes in operating assets and liabilities were positively impacted by $28 million in fiscal 2007 versus fiscal 2006, mainly due to the changes in current assets that were impacted by the hurricane insurance receivable from the prior year for inventory and property damages incurred during the 2005 hurricane season and the receipt of related proceeds in the current year.

We received insurance proceeds of $5.9 million and $83.4 million during fiscal 2007 and 2005, respectively, related to the hurricane damaged inventory. Combined with the hurricane insurance proceeds recorded in investing activities, the Company recorded related gains in fiscal 2007 of $14.1 million and $4.1 million in gain on disposal of assets and cost of sales, respectively. The Company recorded a related gain of $29.7 million in 2005 in cost of sales.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and joint ventures. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

Capital expenditures were $396.3 million for 2007. These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software. Store openings and closures during fiscal 2007 were:

New Locations—Fiscal 2007	City	Square Feet
Eastland Mall	Evansville, Indiana	180,000
Stones River Mall*	Murfreesboro, Tennessee	145,000
Alamance Crossing	Burlington, North Carolina	126,000
Stonebriar Centre	Frisco, Texas	200,000
Ashley Park	Newnan, Georgia	162,000
Hill Country Galleria	West Austin, Texas	145,000
Fallen Timbers*	Toledo, Ohio	155,000
Santan Village	Gilbert, Arizona	155,000
Promenade at Casa Grande	Casa Grande, Arizona	98,000

Total new square footage		1,366,000

Closed Locations—Fiscal 2007	City	Square Feet
Stones River Mall*	Murfreesboro, Tennessee	110,000
Shively Center	Louisville, Kentucky	156,000
Midway Mall	Elyria, Ohio	158,000
Crestwood Plaza	St. Louis, Missouri	170,000
Bellevue Mall	Nashville, Tennessee	170,000
Southwyck Shopping Center*	Toledo, Ohio	180,000
Eastland Mall (clearance center)	Tulsa, Oklahoma	160,000
Southwest Center	Dallas, Texas	160,000
National Hills Shopping Center	Augusta, Georgia	88,000
Tallahassee Mall	Tallahassee, Florida	170,000
Ashtabula Mall	Ashtabula, Ohio	70,000

Total closed square footage		1,592,000

*	replacement store

One location in Biloxi, Mississippi that was closed during fiscal 2006 as a result of Hurricane Katrina was still under reconstruction during fiscal 2007. This store re-opened in March 2008 as planned.

Capital expenditures for 2008 are expected to be approximately $215 million. These expenditures include the openings of nine locations, in addition to the store that re-opened in Biloxi, Mississippi, totaling approximately 1.3 million square feet. Historically, we have financed such capital expenditures with cash flow from operations. We expect that we will continue to finance capital expenditures in this manner during fiscal 2008.

We received insurance proceeds of $16.1 million, $27.8 million and $26.7 million during fiscal 2007, 2006 and 2005, respectively, for the construction of property and fixtures for stores damaged during the 2005 hurricane season.

We have approximately 95 stores along the Gulf and Atlantic coasts that will not be covered by third party insurance but will rather be self-insured for property and merchandise losses related to “named storms” in fiscal 2008. Therefore, repair and replacement costs will be borne by us for damage to any of these stores from “named storms” in fiscal 2008. We have created early response teams to assess and coordinate cleanup efforts should some stores be impacted by storms. We have also redesigned certain store features to lessen the impact of storms and have equipment available to assist in the efforts to ready the stores for normal operations.

During fiscal 2007, 2006 and 2005, we received proceeds from the sale of property and equipment of $48.2 million, $6.5 million and $103.6 million, respectively, and recorded a related loss in operating activities of $1.5 million for fiscal 2007 and related gains of $2.6 million and $3.4 million for fiscal 2006 and 2005, respectively. During 2005, we received cash proceeds of $14.0 million and a $3.0 million promissory note from the sale of a subsidiary and also received $14.1 million as a return of capital from a joint venture.

Financing Activities

Our primary source of cash inflows from financing activities is our $1.2 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

Revolving Credit Agreement. At February 2, 2008, we maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (4.14% at February 2, 2008) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at February 2, 2008). At February 2, 2008, borrowings of $195 million were outstanding and letters of credit totaling $72.5 million were issued under this facility leaving unutilized availability under the facility of $768 million. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. We pay an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. Weighted average borrowings during fiscal 2007 were $108.3 million compared to $10.6 million during fiscal 2006.

Long-term Debt. At February 2, 2008, the Company had $957 million of unsecured notes and a mortgage note outstanding. The unsecured notes bear interest at rates ranging from 6.30% to 9.50% with due dates from 2008 through 2028, and the mortgage note bears interest at 9.25% with a due date of 2013. No notes were repurchased during 2007 compared to repurchases of $1.7 million of outstanding, unsecured notes during fiscal 2006. We reduced our net level of outstanding debt and capital leases during 2007 by $104.3 million compared to a reduction of $205.9 million in 2006. The decline in total debt for 2007 was due to regular maturities of an outstanding note and mortgage. The 2006 reduction was due to both maturities and repurchases of various outstanding notes and mortgages. Maturities of long-term debt over the next five years are $196 million, $25 million, $1 million, $57 million and $56 million.

Stock Repurchase. During 2006, the Company repurchased 133,500 shares for $3.3 million under the 2005 stock repurchase plan (“2005 plan”) which was approved by the board of directors in May 2005 and authorized the repurchase of up to $200 million of its Class A Common Stock. During 2007, the Company repurchased 5.2 million shares under the 2005 plan for $111.6 million which completed the authorization under this plan.

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

Fiscal 2008

During fiscal 2008, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility. The peak borrowings incurred under the credit facilities were $430 million during 2007 and are expected to be approximately $550 million during fiscal 2008. The Company attributes the increase to the maturity of a $100 million note outstanding occurring during the peak borrowing season. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands of dollars)
Contractual Obligations
Long-term debt	$956,611	$196,446	$25,490	$113,043	$621,632
Interest on long-term debt	752,247	62,209	110,554	100,627	478,857
Guaranteed beneficial interests in the Company’s subordinated debentures	200,000	—	—	—	200,000
Interest on guaranteed beneficial interests in the Company’s subordinated debentures	457,356	14,918	29,918	30,164	382,356
Other short-term borrowings	195,000	195,000	—	—	—
Capital lease obligations, including interest	41,243	4,684	7,197	17,296	12,066
Defined benefit plan payments	113,715	3,961	10,254	10,450	89,050
Purchase obligations (1)	1,524,916	1,524,916	—	—	—
Operating leases (2)	255,691	56,065	87,339	79,144	33,143

Total contractual cash obligations (3) (4)	$4,496,779	$2,058,199	$270,752	$350,724	$1,817,104

(1)	The Company’s purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase order for merchandise inventory represent $1.4 billion of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 10% of minimum lease obligations in fiscal 2007.

(3)	The total liability for Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) uncertain tax positions is approximately $34.2 million, including tax, penalty and interest (refer to Note 7 to the consolidated financial statements). We are not able to reasonably estimate the timing of future cash flows and have excluded these liabilities from the table above; however, at this time, we do not expect a significant payment relating to these obligations within the next year.

(4)	Other long-term liabilities consist of workers’ compensation and general liability insurance reserves. We are unable to reasonably estimate the timing of future cash flows for the remaining balance and have excluded this in the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands of dollars)
Other Commercial Commitments
$1.2 billion line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	66,025	63,025	3,000	—	—
Import letters of credit	6,512	6,512	—	—	—

Total commercial commitments	$72,537	$69,537	$3,000	$—	$—

(1)	Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at February 2, 2008) which has not been reduced by outstanding short-term borrowings of $195.0 million or outstanding letters of credit of $72.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. We expect that the adoption of SFAS 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued the SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. We expect that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 to extend the use of “simplified method” for estimating the expected terms of “plain vanilla” employee stock options for the awards valuation. The method was initially allowed under SAB 107 in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the awards grant date fair value. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant information is available.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date for FASB Statement No. 157. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) Words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption “Risk Factors” above. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in changes in prices and availability of oil and natural gas; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

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

Expected Maturity Date (fiscal year)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands of dollars)
Long-term debt	$196,446	$24,653	$837	$56,667	$56,376	$621,632	$956,611	$835,833
Average fixed interest rate	6.5%	9.5%	9.3%	9.1%	7.9%	7.3%	7.3%
Guaranteed Beneficial Interests in the Company’s Subordinated Debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$166,240
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $1.2 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0%. The Company had average borrowings of $108.3 million during fiscal 2007. Based on the average amount outstanding during fiscal 2007, a 100 basis point change in interest rates would result in an approximate $1.1 million annual change to interest expense.

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

As of February 2, 2008, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Except for the implementation of a control over the calculation and review of equity earnings of CDI Contractors LLC, a 50%-owned, equity method joint venture investment of the Company that constructs stores for the Company, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 2, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	5,376,375	$25.92	6,195,445

Total	5,376,375	$25.92	6,195,445

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

PART IV

ITEM 15.	EXHIBITS.

(a)(1) and (2) Financial Statements

An “Index of Financial Statements” has been filed as a part of this Report beginning on page F-1 hereof.

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

DILLARD’S, INC.
Registrant

/S/ JAMES I. FREEMAN
Date: April 2, 2008	James I. Freeman, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/S/ ROBERT C. CONNOR	/S/ DRUE CORBUSIER
Robert C. Connor Director	Drue Corbusier Executive Vice President and Director

/S/ WILL D. DAVIS	/S/ WILLIAM DILLARD, II
Will D. Davis Director	William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ALEX DILLARD	/S/ MIKE DILLARD
Alex Dillard President and Director	Mike Dillard Executive Vice President and Director

/S/ JAMES I. FREEMAN	/S/ JOHN PAUL HAMMERSCHMIDT
James I. Freeman Senior Vice President and Chief Financial Officer and Director	John Paul Hammerschmidt Director

/S/ PETER R. JOHNSON	/S/ WARREN A. STEPHENS
Peter R. Johnson Director	Warren A. Stephens Director

/S/ WILLIAM H. SUTTON	/S/ J.C. WATTS, JR.
William H. Sutton Director	J.C. Watts, Jr. Director

Date: April 2, 2008

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended February 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dillard’s, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, (1) the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007, (2) the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007, and (3) the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP New York, New York April 2, 2008

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, it believes that, as of February 2, 2008, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited Dillard’s, Inc. and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of February 2, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of February 2, 2008 and February 3, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended February 2, 2008 of the Company, and our report dated April 2, 2008 expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP New York, New York April 2, 2008

CONSOLIDATED BALANCE SHEETS

	February 2, 2008	February 3, 2007
		(As restated, see Note 2)
	Dollars in Thousands
Assets
Current assets:
Cash and cash equivalents	$88,912	$193,994
Accounts receivable	10,880	10,508
Merchandise inventories	1,779,279	1,772,150
Other current assets	66,117	71,194

Total current assets	1,945,188	2,047,846

Property and equipment:
Land and land improvements	83,346	89,451
Buildings and leasehold improvements	3,117,292	2,931,244
Furniture, fixtures and equipment	1,969,343	2,160,190
Buildings under construction	96,057	56,856
Buildings and equipment under capital leases	48,910	48,910
Less accumulated depreciation and amortization	(2,124,504)	(2,140,025)

	3,190,444	3,146,626

Goodwill	31,912	34,511
Other assets	170,585	167,752

Total assets	$5,338,129	$5,396,735

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$753,309	$797,806
Current portion of long-term debt	196,446	100,635
Current portion of capital lease obligations	2,613	3,679
Other short-term borrowings	195,000	—
Federal and state income taxes including current deferred taxes	36,802	74,995

Total current liabilities	1,184,170	977,115

Long-term debt	760,165	956,611

Capital lease obligations	25,739	28,328

Other liabilities	217,403	206,122

Deferred income taxes	436,541	448,770

Operating leases and commitments
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000

Stockholders’ equity:
Common stock, Class A – 116,445,495 and 116,217,645 shares issued; 71,155,347 and 76,130,196 shares outstanding	1,165	1,162
Common stock, Class B (convertible) – 4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	778,987	772,560
Accumulated other comprehensive loss	(22,211)	(21,229)
Retained earnings	2,680,690	2,640,224
Less treasury stock, at cost, Class A– 45,290,148 and 40,087,449 shares	(924,560)	(812,968)

Total stockholders’ equity	2,514,111	2,579,789

Total liabilities and stockholders’ equity	$5,338,129	$5,396,735

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	Dollars in Thousands, Except Per Share Data
Net sales	$7,207,417	$7,636,056	$7,551,697
Service charges and other income	163,389	174,011	142,948

	7,370,806	7,810,067	7,694,645

Cost of sales	4,786,655	5,032,351	5,014,021
Advertising, selling, administrative and general expenses	2,065,288	2,096,018	2,041,481
Depreciation and amortization	298,927	301,147	301,864
Rentals	59,987	55,480	47,538
Interest and debt expense, net	91,556	87,642	105,570
Gain on disposal of assets	(12,625)	(16,413)	(3,354)
Asset impairment and store closing charges	20,500	—	61,734

Income before income taxes and equity in earnings of joint ventures	60,518	253,842	125,791
Income taxes	13,010	20,580	14,300
Equity in earnings of joint ventures	6,253	12,384	9,994

Net income	$53,761	$245,646	$121,485

Earnings per common share:
Basic	$0.69	$3.09	$1.49
Diluted	0.68	3.05	1.49

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehen- sive Loss	Retained Earnings	Treasury Stock	Total
	Class A	Class B
	Dollars in Thousands, Except Per Share Data
Balance, January 29, 2005, as restated See Note 2	$1,146	$40	$739,620	$(13,333)	$2,298,829	$(708,769)	$2,317,533
Net income	—	—	—	—	121,485	—	121,485
Minimum pension liability adjustment, net of tax of $698	—	—	—	(1,241)	—	—	(1,241)

Total comprehensive income							120,244
Issuance of 655,858 shares under stock option plan	7	—	9,448	—	—	—	9,455
Purchase of 4,567,100 shares of treasury stock	—	—	—	—	—	(100,868)	(100,868)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,987)	—	(12,987)

Balance, January 28, 2006, as restated See Note 2	1,153	40	749,068	(14,574)	2,407,327	(809,637)	2,333,377
Net income	—	—	—		245,646	—	245,646
Minimum pension liability adjustment, net of tax of $153	—	—	—	266	—	—	266

Total comprehensive income							245,912
Adoption of FAS 158, net of tax of $3,995				(6,921)			(6,921)
Issuance of 980,263 shares under stock option and stock bonus plans	9	—	23,492	—	—	—	23,501
Purchase of 133,500 shares of treasury stock	—	—	—	—	—	(3,331)	(3,331)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,749)	—	(12,749)

Balance, February 3, 2007, as restated See Note 2	1,162	40	772,560	(21,229)	2,640,224	(812,968)	2,579,789
Net income	—	—	—		53,761	—	53,761
Change in unrecognized losses and prior service cost related to pension plans, net of tax of $567	—	—	—	(982)	—	—	(982)

Total comprehensive income							52,779
Issuance of 227,850 shares under stock option and stock bonus plans	3	—	6,427	—	—	—	6,430
Purchase of 5,202,699 shares of treasury stock	—	—	—	—	—	(111,592)	(111,592)
Cumulative effect of accounting change related to adoption of FIN 48	—	—	—	—	(803)	—	(803)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,492)	—	(12,492)

Balance, February 2, 2008	$1,165	$40	$778,987	$(22,211)	$2,680,690	$(924,560)	$2,514,111

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	Dollars in Thousands
Operating activities:
Net income	$53,761	$245,646	$121,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	300,859	303,256	304,376
Share-based compensation	77	1,002	—
Excess tax benefits from share-based compensation	(325)	(5,251)	—
Deferred income taxes	(2,399)	(32,807)	(32,862)
Gain on sale of joint venture	—	(13,810)	—
(Gain) loss on disposal of property and equipment	1,484	(2,603)	(3,354)
Asset impairment and store closing charges	20,500	—	61,734
Gain from hurricane insurance proceeds	(18,181)	—	(29,715)
Proceeds from hurricane insurance	5,881	—	83,398
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(372)	2,015	(2,872)
(Increase) decrease in merchandise inventories	(7,129)	30,545	(123,345)
(Increase) decrease in other current assets	(7,366)	(60,283)	17,138
Increase in other assets	(4,243)	(2,421)	(6,201)
Decrease in trade accounts payable and accrued expenses, other liabilities and income taxes	(88,098)	(104,707)	(20,640)

Net cash provided by operating activities	254,449	360,582	369,142

Investing activities:
Purchase of property and equipment	(396,337)	(320,640)	(456,078)
Proceeds from sale of property and equipment	48,249	6,479	103,637
Proceeds from hurricane insurance	16,101	27,826	26,708
Proceeds from sale of joint venture	—	19,990	—
Proceeds from sale of subsidiary	—	—	14,000
Return of capital from joint venture	—	—	14,125

Net cash used in investing activities	(331,987)	(266,345)	(297,608)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(104,291)	(205,907)	(163,919)
Payment on line of credit fees and expenses	(522)	(595)	(1,623)
Cash dividends paid	(12,492)	(12,749)	(12,987)
Proceeds from issuance of common stock	6,028	17,248	9,455
Excess tax benefits from share-based compensation	325	5,251	—
Purchase of treasury stock	(111,592)	(3,331)	(100,868)
Increase in short-term borrowings	195,000	—	—

Net cash used in financing activities	(27,544)	(200,083)	(269,942)

Decrease in cash and cash equivalents	(105,082)	(105,846)	(198,408)
Cash and cash equivalents, beginning of year	193,994	299,840	498,248

Cash and cash equivalents, end of year	$88,912	$193,994	$299,840

Non-cash transactions:
Tax benefit from exercise of stock options	$—	$—	$3,683
Capital lease transactions	—	—	19,518
(Prepaid) accrued capital expenditures	(516)	10,052	23,351
Note received from sale of subsidiary	—	—	3,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (the “Company”) operates retail department stores located primarily in the Southeastern, Southwestern and Midwestern areas of the United States. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal year 2006 included 53 weeks and fiscal years 2007 and 2005 included 52 weeks.

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

Seasonality—The Company’s business is highly seasonal, and historically the Company has realized a significant portion of its sales, net income and cash flow in the second half of the fiscal year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in the third quarter in anticipation of the holiday season.

Guarantees—The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The Company recognized a liability related to indebtedness incurred by certain joint ventures as of January 28, 2006. No guarantees existed as of February 2, 2008 or February 3, 2007.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents because they settle the balances within two to three days.

Accounts Receivable—Accounts receivable primarily consists of the monthly settlement with GE for Dillard’s share of revenue from the long-term marketing and servicing alliance.

Merchandise Inventories—The retail last-in, first-out (“LIFO”) inventory method is used to value merchandise inventories. At February 2, 2008 and February 3, 2007, the LIFO cost of merchandise was approximately equal to the first-in, first-out (“FIFO”) cost of merchandise.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $6.3 million, $4.4 million and $6.1 million in fiscal 2007, 2006 and 2005, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

Included in property and equipment as of February 2, 2008 are assets held for sale in the amount of $6.8 million. During fiscal 2007, the Company realized losses on the disposal of property and equipment of $1.5 million. During fiscal 2006 and 2005, the Company realized gains on the disposal of property and equipment of $2.6 million and $3.4 million, respectively.

Depreciation expense on property and equipment was $299 million, $301 million and $302 million for fiscal 2007, 2006 and 2005, respectively.

Long-Lived Assets Excluding Goodwill—The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value which is based on real estate values or expected discounted future cash flows. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2007 and 2005, as disclosed in Note 15.

Goodwill—The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment annually or more frequently if certain indicators arise. The Company tests for goodwill impairment annually as of the last day of the fourth quarter using the two-step process prescribed in SFAS No. 142. The Company identifies its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units are estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. Management believes at this time that the carrying value continues to be appropriate, recognizing the impairment charges recorded in fiscal 2007 and 2005 as disclosed in Notes 3 and 15.

Other Assets—Other assets include investments in joint ventures accounted for by the equity method. These joint ventures, which consist of malls and a general contracting company that constructs Dillard’s stores and other commercial buildings, had carrying values of $100 million and $98 million at February 2, 2008 and February 3, 2007, respectively. The malls are located in Toledo, Ohio; Denver, Colorado and Bonita Springs, Florida. The Company received $14.1 million as a return of capital from a joint venture during fiscal 2005. The Company recorded a $13.8 million pretax gain during the year ended February 3, 2007 for the sale of its interest in the Yuma Palms joint venture for $20.0 million.

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

Operating Leases—The Company leases retail stores, office space and equipment under operating leases. Most store leases contain construction allowance reimbursements by landlords, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

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

GE Consumer Finance (“GE”) owns and manages Dillard’s proprietary credit cards (“proprietary cards”) under a long-term marketing and servicing alliance (“alliance”) that expires in fiscal 2014. The Company’s share of income earned under the alliance with GE is included as a component of service charges and other income. The Company received income of approximately $119 million, $125 million and $105 million from GE in fiscal 2007, 2006 and 2005, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise and for estimated breakage. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. The Company determined gift card breakage income based upon historical redemption patterns. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months). As of February 2, 2008 and February 3, 2007, gift card liabilities of $76.9 million and $74.9 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, television, radio and other media advertising, are expensed as incurred and were $197 million, $205 million and $229 million, net of cooperative advertising reimbursements of $67.1 million, $67.1 million and $57.8 million for fiscal years 2007, 2006 and 2005, respectively.

Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Effective at the beginning of the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

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

Retirement Benefit Plans—The Company’s retirement benefit plan costs are accounted for using actuarial valuations required by SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of February 3, 2007. SFAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

Equity in Earnings of Joint Ventures—Equity in earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures.

Segment Reporting—The Company reports in a single operating segment—the operation of retail department stores. Revenues from customers are derived from merchandise. The Company does not rely on any major customers as a source of revenue. The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2007.

The following table summarizes the percentage of net sales by each major product line:

	Percentage of Net Sales
	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cosmetics	15%	15%	15%
Ladies’ Apparel and Accessories	37	36	36
Juniors’ and Children’s Apparel	9	10	10
Men’s Apparel and Accessories	18	18	18
Shoes	13	13	12
Home and Other	8	8	9

Total	100%	100%	100%

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. We expect that the adoption of SFAS 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued the SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. We expect that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 to extend the use of “simplified method” for estimating the expected terms of “plain vanilla” employee stock options for the awards valuation. The method was initially allowed under SAB 107 in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the awards grant date fair value. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant information is available.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date for FASB Statement No. 157. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

2. Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended February 3, 2007, the Company identified an error in accounting for its share of the equity in earnings of CDI Contractors LLC (“CDI”), a 50%-owned, equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company. In connection with a potential transfer of the other 50% shareholder’s interest, the Company performed a review of CDI’s internal financial records. During this review process, the Company discovered that CDI had recorded profit on the Company’s construction projects in excess of what CDI had previously reported and which, therefore, was not properly eliminated. The cumulative impact on beginning retained earnings and stockholders’ equity as of January 29, 2005 of this error was a decrease of $7.2 million.

The following table reflects the effects of the restatement on the Statement of Stockholders’ Equity as of January 28, 2006 (in thousands):

	January 28, 2006
	As Previously Reported	Restatement Adjustments	As Restated
Retained earnings	$2,414,491	$(7,164)	$2,407,327
Total stockholders’ equity	2,340,541	(7,164)	2,333,377

The following table reflects the effects of the restatement on the Consolidated Balance Sheet and Statement of Stockholders’ Equity as of February 3, 2007 (in thousands):

	February 3, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Property and equipment	$3,157,906	$(11,280)	$3,146,626
Total assets	5,408,015	(11,280)	5,396,735
Deferred income taxes	452,886	(4,116)	448,770
Retained earnings	2,647,388	(7,164)	2,640,224
Total stockholders’ equity	2,586,953	(7,164)	2,579,789
Total liabilities and stockholders’ equity	5,408,015	(11,280)	5,396,735

The Company’s net income for fiscal 2006 and 2005 was not materially impacted by this error; accordingly, a decrease of $2.9 million to correct the effect of the error on fiscal 2006 and 2005 was recorded in fiscal 2007.

3. Goodwill

The changes in the carrying amount of goodwill for the years ended February 2, 2008 and February 3, 2007 are as follows (in thousands):

Goodwill balance at January 28, 2006	$34,511
Goodwill written off in fiscal 2006	—

Goodwill balance at February 3, 2007	$34,511
Goodwill written off in fiscal 2007	(2,599)

Goodwill balance at February 2, 2008	$31,912

The goodwill write-off of $2.6 million during fiscal 2007 was for a store closed during the year where the projected cash flows were unable to sustain the amount of goodwill.

4. Revolving Credit Agreement

At February 2, 2008, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (4.14% at February 2, 2008) subject to certain availability thresholds as defined in the credit agreement. Availability for borrowings and letter of credit obligations under the credit agreement is limited to 85% of the inventory of certain Company subsidiaries (approximately $1.0 billion at February 2, 2008). At February 2, 2008, borrowings of $195 million were outstanding and letters of credit totaling $72.5 million were issued under this credit agreement leaving unutilized availability under the facility of $768 million. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $108.3 million and $10.6 million during fiscal 2007 and 2006, respectively.

5. Long-Term Debt

Long-term debt consists of the following:

	February 2, 2008	February 3, 2007
	(in thousands of dollars)
Unsecured notes
At rates ranging from 6.30% to 9.50%, due 2008 through 2028	$952,392	$1,052,392
Mortgage note, payable monthly through 2013 and bearing interest at a rate of 9.25%	4,219	4,854

	956,611	1,057,246
Current portion	(196,446)	(100,635)

	$760,165	$956,611

There are no financial covenants under the debt agreements. Building, land, and land improvements with a carrying value of $5.7 million at February 2, 2008 were pledged as collateral on the mortgage notes. Maturities of long-term debt over the next five years are $196 million, $25 million, $1 million, $57 million and $56 million. Outstanding letters of credit aggregated $72.5 million at February 2, 2008.

Net interest and debt expense consists of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Long-term debt:
Interest	$82,037	$99,644	$104,003
Loss on early retirement of long-term debt	—	—	478
Amortization of debt expense	1,932	2,274	2,826

	83,969	101,918	107,307
Interest on capital lease obligations	2,319	1,817	2,138
Revolving credit facility expenses	9,387	3,721	3,442
Investment interest income	(4,119)	(9,314)	(7,317)
Interest on income tax settlement	—	(10,500)	—

	$91,556	$87,642	$105,570

Interest paid during fiscal 2007, 2006 and 2005 was approximately $96.2 million, $123.3 million and $113.7 million, respectively.

6. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

	February 2, 2008	February 3, 2007
	(in thousands of dollars)
Trade accounts payable	$565,215	$581,908
Accrued expenses:
Taxes, other than income	58,477	72,723
Salaries, wages, and employee benefits	46,248	58,386
Liability to customers	61,599	59,581
Interest	11,097	11,388
Rent	6,027	8,828
Other	4,646	4,992

	$753,309	$797,806

7. Income Taxes

The provision for federal and state income taxes is summarized as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Current:
Federal	$24,977	$47,509	$47,629
State	(9,568)	5,878	(467)

	15,409	53,387	47,162

Deferred:
Federal	(4,914)	(35,338)	(39,290)
State	2,515	2,531	6,428

	(2,399)	(32,807)	(32,862)

	$13,010	$20,580	$14,300

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate is presented below:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Income tax at the statutory federal rate (inclusive of equity in earnings of joint ventures)	$23,370	$93,179	$47,525
State income taxes, net of federal benefit (inclusive of equity in earnings of joint ventures)	1,585	5,591	1,870
Net changes in FIN 48 liabilities /reserves	(5,867)	(57,236)	—
Tax benefit of federal credits	(3,340)	—	—
Nondeductible goodwill write off	933	—	344
Changes in cash surrender value of life insurance policies	(914)	—	—
Tax benefit of state restructuring	(1,331)	—	—
Changes in tax rate	—	3,451	5,469
Benefit of capital loss carrybacks	—	—	(45,415)
Changes in valuation allowance	(1,733)	(24,408)	—
Other	307	3	4,507

	$13,010	$20,580	$14,300

During the year ended February 2, 2008, the Company recorded an income tax benefit relating to a net decrease in FIN 48 liabilities of approximately $5.9 million, a recognition of tax benefits of approximately $1.7 million for the change in a capital loss valuation allowance due to capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $3.3 million due to federal tax credits. In fiscal 2007, the Company achieved a settlement with a state taxing jurisdiction which necessitated changes in the FIN 48 liabilities.

During the year ended February 3, 2007, the Company recorded an income tax benefit relating to a $57.2 million reduction of reserves for various federal and state tax contingencies, a $3.5 million increase in deferred liabilities due to an increase in the state effective tax rate and a $24.4 million tax benefit related to the decrease in a capital loss valuation allowance due to capital gain income. In fiscal 2006, the Company achieved a settlement with the Internal Revenue Service (“IRS”) concerning the issues raised in their examinations of the Company’s federal tax returns for fiscal years 1997 through 2002, thereby allowing the applicable statute of limitations for these periods to close prior to February 3, 2007. The settlement of these examinations necessitated changes in reserves and changes in capital loss valuation allowance due to capital gain income.

During the year ended January 28, 2006, income taxes included a $5.8 million reduction of reserves for various federal and state tax contingencies, a $10.4 million increase of reserves for various federal and state tax contingencies, a net $5.5 million increase in deferred liabilities due to an increase in the state effective rate offset by a decrease reflecting the impact of tax law changes in the State of Ohio, and a $45.4 million tax benefit related to the sale of a subsidiary of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s estimated federal and state income tax rate, inclusive of equity in earnings of joint ventures, was 19.5% in fiscal 2007, 7.7% in fiscal 2006 and 10.5% in fiscal 2005. Significant components of the Company’s deferred tax assets and liabilities as of February 2, 2008 and February 3, 2007 are as follows:

	February 2, 2008	February 3, 2007
	(in thousands of dollars)
Property and equipment bases and depreciation differences	$522,718	$516,431
Joint venture bases differences	28,745	26,277
Differences between book and tax bases of inventory	59,384	52,246
Other	6,978	10,495

Total deferred tax liabilities	617,825	605,449

Accruals not currently deductible	(94,462)	(103,048)
Capital loss carryforwards	(226,961)	(228,741)
Net operating loss carryforwards	(161,795)	(155,792)
State income taxes	(10,053)	—
Other	(11,566)	(417)

Total deferred tax assets	(504,837)	(487,998)
Capital loss valuation allowance	226,961	228,741
Net operating loss valuation allowance	129,574	126,297

Net deferred tax assets	(148,302)	(132,960)

Net deferred tax liabilities	$469,523	$472,489

At February 2, 2008, the Company had a deferred tax asset of approximately $227 million related to a capital loss carryforward that could be utilized to reduce the tax liabilities of future years. This carryforward will expire in 2011. The deferred asset attributable to the capital loss carryforward has been reduced by a valuation allowance of $227 million due to the uncertainty of future capital gains necessary to utilize the capital loss carryforward.

At February 2, 2008, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $162 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between 2008 and 2028. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $129.5 million for the losses of various members of the affiliated group in states that require separate company filings.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	February 2, 2008	February 3, 2007
	(in thousands of dollars)
Net deferred tax liabilities-noncurrent	$436,541	$448,770
Net deferred tax liabilities-current	32,982	23,719

Net deferred tax liabilities	$469,523	$472,489

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirement as of February 4, 2007 with the cumulative effects recorded as an adjustment to retained earnings as of the beginning of the period of $0.8 million. The Company classifies interest expense and penalties relating to income tax in the financial statements as income tax expense. The total amount of unrecognized tax benefits as of the date of adoption was $27.6 million, of which $17.8 million would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalty as of the date of adoption was $13.7 million. The total amount of unrecognized tax benefits as of February 2, 2008 was $25.4 million, of which $16.9 million would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of February 2, 2008 was $8.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)
Unrecognized tax benefits at February 4, 2007	$27,639
Gross increases—tax positions in prior period	8,659
Gross decreases—tax positions in prior period	(10,372)
Gross increases—current period tax positions	2,083
Settlements	(2,538)
Lapse of statute of limitations	(56)

Unrecognized tax benefits at February 2, 2008	$25,415

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

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangibles. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $1 million and $5 million.

Income taxes paid during fiscal 2007, 2006 and 2005 were approximately $69.8 million, $110.1 million and $98.7 million, respectively.

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

9. Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to the lesser of $15,500 ($20,500 if at least 50 years of age) or 75% of eligible pay. Eligible employees with one year of service, who elect to participate in the plan, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan. The Company incurred benefit plan expense of $14 million, $13 million and $13 million for fiscal 2007, 2006 and 2005, respectively.

The Company has a nonqualified defined benefit plan for its officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually.

The Company’s retirement benefit plan costs are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize the funded status of its defined pension benefit plan on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within accumulated other comprehensive loss, net of income taxes.

The accumulated benefit obligations (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	February 2, 2008	February 3, 2007
	(in thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$105,025	$98,884
Service cost	2,069	2,181
Interest cost	6,002	5,396
Actuarial loss	4,246	2,224
Benefits paid	(3,627)	(3,660)

Benefit obligation at end of year	$113,715	$105,025

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	3,627	3,660
Benefits paid	(3,627)	(3,660)

Fair value of plan assets at end of year	$—	$—

Funded status (benefit obligation less plan assets)	$(113,715)	$(105,025)
Unamortized prior service costs	—	—
Unrecognized net actuarial loss	—	—
Intangible asset	—	—
Unrecognized net loss	—	—

Accrued benefit cost	$(113,715)	$(105,025)

Benefit obligation in excess of plan assets	$(113,715)	$(105,025)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(113,715)	$(105,025)
Intangible asset	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	$(113,715)	$(105,025)

Accumulated benefit obligation at end of year	$(103,948)	$(97,211)

Accrued benefit liability is included in other liabilities. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders’ equity.

The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $2 million and $600 thousand, respectively.

Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2007 consisted of net actuarial losses and prior service cost of $31.6 million and $3.2 million, respectively. The pretax amounts recognized in accumulated other comprehensive loss for fiscal 2006 consisted of net actuarial losses and prior service cost of $29.4 million and $3.9 million, respectively. The pretax amounts recognized in accumulated other comprehensive loss for fiscal 2005 consisted of net actuarial losses of $22.8 million.

The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate determined on this basis had increased to 6.3% as of February 2, 2008 from 5.9% as of February 3, 2007. Weighted average assumptions are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Discount rate-net periodic pension cost	5.90%	5.60%	5.50%
Discount rate-benefit obligations	6.30%	5.90%	5.60%
Rate of compensation increases	4.00%	4.00%	4.00%

The components of net periodic benefit costs are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Components of net periodic benefit costs:
Service cost	$2,069	$2,181	$1,993
Interest cost	6,002	5,396	4,756
Net actuarial gain (loss)	2,070	2,016	1,570
Amortization of prior service cost	626	627	627

Net periodic benefit costs	$10,767	$10,220	$8,946

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2008	$3,961
2009	5,244
2010	5,010
2011	4,896
2012	5,554
2013-2017	33,435

Total payments for next ten fiscal years	$58,100

10. Stockholders’ Equity

Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

Holders of Class A are empowered as a class to elect one-third of the members of the Board of Directors, and the holders of Class B are empowered as a class to elect two-thirds of the members of the Board of Directors. Shares of Class B are convertible at the option of any holder thereof into shares of Class A at the rate of one share of Class B for one share of Class A.

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

Share Repurchase Programs

2007 Plan

In November 2007, the Company’s board of directors authorized a new share repurchase plan under which the Company may repurchase up to $200 million of its Class A common stock. The new open-ended authorization permits the Company to repurchase its Class A common stock in the open market or through privately negotiated transactions. No repurchases have been made under this plan as of February 2, 2008.

2005 Plan

During 2005, the Company repurchased 3.9 million shares for $85 million under the 2005 stock repurchase plan (“2005 plan”) which was approved by the board of directors in May 2005 and authorized the repurchase of up to $200 million of its Class A Common Stock. During 2006, the Company repurchased 133,500 shares for $3 million under the 2005 plan. During 2007, the Company repurchased 5.2 million shares under the 2005 plan for $112 million which completed the authorization under this plan.

2000 Plan

During 2005, the Company repurchased approximately 665,000 shares for $16 million, which completed the remaining authorized repurchase of Class A Common Stock under the Company’s $200 million program approved by the board of directors in May of 2000.

11. Earnings per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(in thousands of dollars, except per share data)
Net earnings available for per-share calculation	$53,761	$53,761	$245,646	$245,646	$121,485	$121,485

Average shares of common stock outstanding	78,406	78,406	79,603	79,603	81,504	81,504
Stock options	—	697	—	872	—	157

Total average equivalent shares	78,406	79,103	79,603	80,475	81,504	81,661

Per Share of Common Stock:
Net income	$0.69	$0.68	$3.09	$3.05	$1.49	$1.49

Total stock options outstanding were 5,376,375, 5,915,269 and 8,319,953 at February 2, 2008, February 3, 2007, and January 28, 2006, respectively. Of these, options to purchase 5,376,375 and 4,548,816 shares of Class A Common Stock at prices ranging from $24.01 to $30.47 and $24.01 to $29.99 per share were outstanding in fiscal 2007 and fiscal 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive. No options outstanding were excluded in the computation of diluted earnings per share for fiscal 2006 as none were antidilutive.

12. Stock Options

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of fiscal 2007, 6,195,445 shares were available for grant under the plans and 11,571,820 shares of Class A Common Stock were reserved for issuance under the stock option plans.

Upon adoption of SFAS No. 123(R) as of January 29, 2006, the Company elected to continue to value its share-based payment transactions using a Black-Scholes option pricing model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in fiscal 2007 and fiscal 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense for stock option awards granted on or after January 29, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by the Company for purposes of its pro forma disclosures under SFAS No. 123.

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

Fiscal 2005
(in thousands of dollars, except per share data)
Net income:
As reported	$121,485
Add: Total stock bonus expense, net of tax	1,716
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(32,421)
Deduct: Total stock bonus expense, net of tax	(1,716)

Pro forma	$89,064

Basic earnings per share:
As reported	$1.49
Pro forma	1.09
Diluted earnings per share:
As reported	$1.49
Pro forma	1.09

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Risk-free interest rate	—	—	4.30%
Expected option life (years)	—	—	5.0
Expected volatility	—	—	42.3%
Expected dividend yield	—	—	0.62%

There were no stock options granted during fiscal 2007 and 2006. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized as follows:

	Fiscal 2007
Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,915,269	$25.88
Granted	—	—
Exercised	(179,575)	24.35
Forfeited	(359,319)	26.12

Outstanding, end of year	5,376,375	$25.92

Options exercisable at year-end	5,356,375	$25.92

Weighted-average fair value of options granted during the year	$—

The following table summarizes information about stock options outstanding at February 2, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.01 - $24.73	98,781	1.76	$24.18	78,781	$24.23
$25.74 - $25.74	3,925,000	7.98	25.74	3,925,000	25.74
$25.95 - $30.47	1,352,594	1.80	26.55	1,352,594	26.55

	5,376,375	6.31	$25.92	5,356,375	$25.92

The intrinsic value of stock options exercised during the years ended February 2, 2008, February 3, 2007 and January 28, 2006 was approximately $1.8 million, $14.4 million and $10.2 million, respectively. At February 2, 2008, the intrinsic value of outstanding stock options and exercisable stock options was $0.

The Company had non-vested options outstanding of 20,000 shares as of February 2, 2008. The non-vested options outstanding as of February 2, 2008 had a weighted-average grant date fair value of $10.05 per share. All options exercised are issued out of authorized shares.

13. Leases and Commitments

Rental expense consists of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Operating leases:
Buildings:
Minimum rentals	$25,798	$29,640	$30,611
Contingent rentals	5,997	6,558	6,775
Equipment	28,192	19,282	10,152

	$59,987	$55,480	$47,538

Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of February 2, 2008 for all noncancelable leases for buildings and equipment are as follows:

Fiscal Year	Operating Leases	Capital Leases
	(in thousands of dollars)
2008	56,065	4,684
2009	50,014	3,628
2010	37,325	3,569
2011	45,026	3,509
2012	34,118	13,787
After 2012	33,143	12,066

Total minimum lease payments	$255,691	41,243

Less amount representing interest		(12,892)

Present value of net minimum lease payments (of which $2,613 is currently payable)		$28,351

Renewal options from three to 25 years exist on the majority of leased properties. At February 2, 2008, the Company is committed to incur costs of approximately $153 million to acquire, complete and furnish certain stores and equipment.

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

We were a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The settlement provided $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. We received and recorded $6.5 million ($4.0 million after tax) as our share of the proceeds from the settlement during year ended February 3, 2007. This amount was recorded in service charges and other income.

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

During fiscal 2006, the Company signed a memorandum of understanding and recorded additional expense of $21.7 million in SG&A to settle the case. The settlement became final in early April 2007. During the year ended February 2, 2008, the Company paid this settlement. The litigation continues between the Company and the Plan’s actuarial firm over the Company’s cross claim against the actuarial firm seeking reimbursement for the settlement and additional damages.

Various other legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

14. Insurance Proceeds

During the year ended January 28, 2006, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time. Ten stores suffered damage to either merchandise or property related to the hurricanes. One store in the New Orleans area was permanently closed. A store in Biloxi, Mississippi was closed throughout the remainder of fiscal 2005 and remained closed for clean-up and reconstruction until its re-opening in March 2008.

Property and merchandise losses in the affected stores were covered by insurance. Insurance proceeds of $22.0 million, $27.8 million and $110.1 million were received during fiscal 2007, 2006 and 2005, respectively. The Company recorded related gains in fiscal 2007 of $14.1 million and $4.1 million in gain on disposal of assets and cost of sales, respectively. The Company recorded a related gain of $29.7 million in 2005 in cost of sales.

15. Asset Impairment and Store Closing Charges

During fiscal 2007, the Company recorded a pretax charge of $20.5 million for asset impairment and store closing costs. The charge consists of a write-off of goodwill on one store of $2.6 million, an accrual for future rent, property tax and utility payments on two stores of $1.0 million and a write-down of property and equipment on 14 stores for $16.9 million.

There were no asset impairment and store closing charges for fiscal 2006.

During fiscal 2005, the Company recorded a pretax charge of $61.7 million for asset impairment and store closing costs. Included in asset impairment and store closing charges is a pretax loss on the disposition of all the outstanding capital stock of an indirect wholly-owned subsidiary in the amount of $40.1 million. The charge also consists of a write-down of goodwill on one store of $1.0 million, an accrual for future rent, property tax and utility payments on four stores of $3.7 million and a write-down of property and equipment on nine stores in the amount of $16.9 million

A breakdown of the asset impairment and store closing charges follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount
	(in thousands of dollars)
Stores closed in previous fiscal year	1	$687	—	$—	—	$—
Stores closed in current fiscal year	4	3,647	—	—	5	8,729
Stores to close in next fiscal year	5	5,083	—	—	—	—
Stores impaired based on cash flows	6	9,113	—	—	9	12,899
Wholly-owned subsidiary	—	—	—	—	7	40,106
Non-operating facility	1	1,970	—	—	—	—

Total	17	$20,500	—	$—	21	$61,734

Following is a summary of the activity in the reserve established for asset impairment and store closing charges:

	Balance, beginning of year	Charges	Cash Payments	Balance, end of year
	(in thousands of dollars)
Fiscal 2007
Rent, property taxes and utilities	$3,406	$1,100	$1,726	$2,780
Fiscal 2006
Rent, property taxes and utilities	4,281	—	875	3,406
Fiscal 2005
Rent, property taxes and utilities	2,905	3,703	2,327	4,281

The reserve is recorded in trade accounts payable and accrued expenses and other liabilities

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at February 2, 2008 and February 3, 2007 due to the short-term maturities of these instruments. The fair values of the Company’s long-term debt at February 2, 2008 and February 3, 2007 were $835 million and $1.06 billion, respectively. The carrying value of the Company’s long-term debt at February 2, 2008 and

February 3, 2007 was $957 million and $1.06 billion, respectively. The fair value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at February 2, 2008 and February 3, 2007 was $166 million and $198 million, respectively. The carrying value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at February 2, 2008 and February 3, 2007 was $200 million.

17. Quarterly Results of Operations (unaudited)

	Fiscal 2007, Three Months Ended
	May 5	August 4	November 3	February 2
	(in thousands of dollars, except per share data)
Net sales	$1,762,954	$1,648,533	$1,633,443	$2,162,487
Gross profit	636,863	519,854	562,782	701,263
Net income (loss)	42,924	(25,166)	(11,341)	47,344
Diluted earnings per share:
Net income (loss)	$0.53	$(0.31)	$(0.15)	$0.63

	Fiscal 2006, Three Months Ended
	April 29	July 29	October 28	February 3
	(in thousands of dollars, except per share data)
Net sales	$1,835,309	$1,685,477	$1,719,321	$2,395,949
Gross profit	655,872	563,204	601,008	783,621
Net income	61,319	15,727	13,609	154,991
Diluted earnings per share:
Net income	$0.77	$0.20	$0.17	$1.90

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

Quarterly information for fiscal 2007 and fiscal 2006 includes the following items:

First Quarter

2007

•	a $4.1 million pretax gain ($2.6 million after tax or $0.03 per diluted share) related to reimbursement for inventory damages incurred during the 2005 hurricane season.

Second Quarter

2007

•	a $3.1 million pretax gain ($1.9 million after tax or $0.02 per diluted share) related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.

2006

•	a $13.5 million pretax gain ($8.5 million after tax or $0.11 per diluted share) on the sale of the Company’s interest in a mall joint venture.

•	a $6.5 million pretax gain ($4.0 million after tax or $0.05 per diluted share) related to proceeds received from the Visa Check/Mastermoney Antitrust litigation.

•	a $21.7 million pretax charge ($13.6 million after tax or $0.17 per diluted share) for a memorandum of understanding reached in a litigation case.

•

a $5.8 million income tax benefit ($0.07 per diluted share) for the change in a capital loss valuation allowance due to capital gain income and $6.5 million income tax benefit ($0.08 per diluted share) due to the release of tax reserves.

Third Quarter

2007

•

a $3.7 million pretax charge ($2.3 million after tax or $0.03 per diluted share) for asset impairment and store closing charges related to a future lease obligation on a store closed during the third quarter of 2007 and the write-off of goodwill for a store planned to close during the fourth quarter of 2007.

•

an $11.1 million pretax gain ($7.0 million after tax or $0.09 per diluted share) related to reimbursement for property damages incurred during the 2005 hurricane season as the Company completed the cleanup of the damaged location during the year.

Fourth Quarter

2007

•	a $16.1 million pretax charge ($10.1 million after tax or $0.13 per diluted share) for asset impairment and store closing charges related to certain stores.

•	a $10.3 million income tax benefit ($0.14 per diluted share) primarily due to state administrative settlement, federal credits and the change in a capital loss valuation allowance.

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

EXHIBIT INDEX

Number	Description

*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).

*3(b)	By-Laws as currently in effect (Exhibit 4.2 to Form S-8 filed November 27, 2007 in 333-147636).

*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).

*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).

*4(c)	Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).

*4(d)	Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Rights Agreement between Dillard’s, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).

**10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10(c)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).

**10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10(e)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10(f)	Second Amendment to Amended and Restated Credit Agreement among Dillard’s, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10(g)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(h)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(i)	Third Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10(j)	Fourth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10(k)	Fifth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated May 4, 2007 in File No. 1-6140).

E-1

Number	Description

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated by reference as indicated.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-2