Form 10-Q
period 2008-05-03
DILLARDS INC
filed 2008-06-10
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number:  1-6140

DILLARD'S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
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
☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.)      ☐Yes  ☑No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS A COMMON STOCK as of May 31, 2008     71,270,160
CLASS B COMMON STOCK as of May 31, 2008       4,010,929

Index

DILLARD'S, INC.

Index

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 3,	February 2,	May 5,
	2008	2008	2007
Assets			(As restated. See Note 1)
Current assets:
Cash and cash equivalents	$84,043	$88,912	$137,915
Accounts receivable	9,034	10,880	9,932
Merchandise inventories	2,018,406	1,779,279	2,032,711
Other current assets	64,658	66,117	42,143

Total current assets	2,176,141	1,945,188	2,222,701

Property and equipment, net	3,182,271	3,190,444	3,197,530
Goodwill	31,912	31,912	34,511
Other assets	166,459	170,585	170,959

Total assets	$5,556,783	$5,338,129	$5,625,701

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$957,545	$753,309	$1,013,659
Current portion of long-term debt	100,712	196,446	196,399
Current portion of capital lease obligations	2,295	2,613	3,027
Other short-term borrowings	300,000	195,000	-
Federal and state income taxes	39,471	36,802	55,696

Total current liabilities	1,400,023	1,184,170	1,268,781

Long-term debt	759,981	760,165	860,693
Capital lease obligations	25,339	25,739	27,633
Other liabilities	219,817	217,403	208,596
Deferred income taxes	435,633	436,541	435,835
Guaranteed preferred beneficial interests in the
Company’s subordinated debentures	200,000	200,000	200,000

Stockholders’ equity:
Common stock	1,206	1,205	1,204
Additional paid-in capital	780,757	778,987	777,628
Accumulated other comprehensive loss	(21,786)	(22,211)	(20,836)
Retained earnings	2,680,373	2,680,690	2,679,135
Less treasury stock, at cost	(924,560)	(924,560)	(812,968)

Total stockholders' equity	2,515,990	2,514,111	2,624,163

Total liabilities and stockholders' equity	$5,556,783	$5,338,129	$5,625,701

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 3,	May 5,
	2008	2007

Net sales	$1,675,554	$1,762,954
Service charges and other income	38,044	36,500

	1,713,598	1,799,454

Cost of sales	1,118,302	1,126,091
Advertising, selling, administrative and general expenses	480,921	498,687
Depreciation and amortization	72,075	74,932
Rentals	15,677	13,198
Interest and debt expense, net	22,113	20,736
Gain on disposal of assets	(99)	––
Asset impairment and store closing charges	925	688

Income before income taxes and equity in earnings of joint ventures	3,684	65,122
Income taxes	1,610	25,390
Equity in earnings of joint ventures	619	3,192

Net income	2,693	42,924

Retained earnings at beginning of period	2,680,690	2,640,224
Cash dividends declared	(3,010)	(3,210)
Cumulative effect of accounting change related to adoption of FIN 48	-	(803)

Retained earnings at end of period (as restated)	$2,680,373	$2,679,135

Earnings per share:
Basic	$0.04	$0.54

Diluted	$0.04	$0.53

Cash dividends declared per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 3,	May 5,
	2008	2007

Operating activities:
Net income	$2,693	$42,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	72,536	75,410
Share-based compensation	15	31
Excess tax benefits from share-based compensation	––	(433)
(Gain) loss on disposal of property and equipment	(99)	16
Asset impairment and store closing charges	925	688
Gain from hurricane insurance proceeds	––	(4,072)
Proceeds from hurricane insurance	––	5,881
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,846	576
Increase in merchandise inventories and other current assets	(246,925)	(253,210)
Decrease (increase) in other assets	3,665	(3,235)
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	201,877	172,472

Net cash provided by operating activities	36,533	37,048

Investing activities:
Purchases of property and equipment	(46,759)	(109,106)
Proceeds from hurricane insurance	––	16,101
Proceeds from sale of property and equipment	2	––

Net cash used in investing activities	(46,757)	(93,005)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(96,635)	(1,501)
Proceeds from issuance of common stock	––	4,606
Payment of line of credit fees and expenses	––	(450)
Excess tax benefits from share-based compensation	––	433
Cash dividends paid	(3,010)	(3,210)
Increase in short-term borrowings	105,000	––

Net cash provided by (used in) financing activities	5,355	(122)

Decrease in cash and cash equivalents	(4,869)	(56,079)
Cash and cash equivalents, beginning of period	88,912	193,994

Cash and cash equivalents, end of period	$84,043	$137,915

Non-cash transactions:
Accrued capital expenditures	$17,020	$2,635
Stock bonus awards	1,756	1,418

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 due to the seasonal nature of the business.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission on April 2, 2008.

Reclassifications – Asset impairment and store closing charges of $0.7 million were reclassed from advertising, selling, administrative and general expenses to their own line item in the Company’s prior period condensed consolidated statement of income to conform to the 2008 presentation.

Restatement – As previously reported in Note 2 of the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission on April 2, 2008, property and equipment, deferred income taxes and retained earnings were restated on the Company’s Condensed Consolidated Balance Sheet as of February 3, 2007.  The Company identified an error in accounting for its share of the equity in earnings of CDI Contractors LLC (“CDI”), a 50%-owned, equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company.  The Company discovered that CDI had recorded profit on the Company’s construction projects in excess of what CDI had previously reported and which, therefore, was not properly eliminated.

The following table reflects the effects of the restatement on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Retained Earnings as of May 5, 2007 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Property and equipment, net	$3,208,810	$(11,280)	$3,197,530
Total assets	5,636,981	(11,280)	5,625,701
Deferred income taxes	439,951	(4,116)	435,835
Retained earnings	2,686,299	(7,164)	2,679,135
Total stockholders’ equity	2,631,327	(7,164)	2,624,163
Total liabilities and stockholders’ equity	5,636,981	(11,280)	5,625,701

Note 2.	Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three months ended May 3, 2008 and May 5, 2007.

Index

Stock option transactions for the three months ended May 3, 2008 are summarized as follows:

		Weighted-Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	5,376,375	$25.92
Granted	-	-
Exercised	-	-
Forfeited	(40,000)	25.74
Outstanding, end of period	5,336,375	$25.92
Options exercisable at period end	5,316,375	$25.92

At May 3, 2008, the intrinsic value of outstanding stock options and exercisable stock options was $0.

Note 3.	Asset Impairment and Store Closing Charges

During the quarter ended May 3, 2008, the Company recorded a pretax charge of $0.9 million for asset impairment and store closing costs.  The charge consists of a write-off of equipment and an accrual for future rent on a distribution center that was closed during the quarter.

During the quarter ended May 5, 2007, the Company recorded a pretax charge of $0.7 million for asset impairment and store closing costs.  The charge consists of a write-down of property and equipment for a store that had been closed.

Following is a summary of the activity in the reserve established for store closing charges for the quarter ended May 3, 2008:

(in thousands)	Balance, Beginning of Quarter	Charges	Cash Payments	Balance, End of Quarter

Rentals, property taxes and utilities	$4,355	$1,159	$959	$4,555

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 4.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 3,	May 5,
	2008	2007
Basic:
Net income	$2,693	$42,924

Weighted average shares of common stock outstanding	75,200	80,197

Basic earnings per share	$0.04	$0.54

Index

	Three Months Ended
	May 3,	May 5,
	2008	2007
Diluted:
Net income	$2,693	$42,924

Weighted average shares of common stock outstanding	75,200	80,197
Stock options	-	1,360
Total weighted average equivalent shares	75,200	81,557

Diluted earnings per share	$0.04	$0.53

Total stock options outstanding were 5,336,375 and 5,769,994 at May 3, 2008 and May 5, 2007, respectively.  Of these, options to purchase 5,336,375 shares of Class A common stock at prices ranging from $24.01 to $30.47 per share were outstanding at May 3, 2008 but were not included in the computation of diluted earnings per share because they would be antidilutive.  No options outstanding were excluded in the computation of diluted earnings per share for the quarter ended May 5, 2007 as none were antidilutive.

Note 5.	Comprehensive Income

Comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter.  The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended
	May 3,	May 5,
	2008	2007

Net income	$2,693	$42,924
Other comprehensive loss:
Amortization of minimum pension liability adjustment, net of taxes	425	393
Total comprehensive income	$3,118	$43,317

Note 6.	Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

At May 3, 2008, letters of credit totaling $67.5 million were issued under the Company’s $1.2 billion line of credit facility.

Note 7.	Benefit Plans

The Company has a nonqualified defined benefit plan for its officers.  The plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The pension plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions of $0.9 million during the quarter ended May 3, 2008.  The Company expects to make contributions to the pension plan of approximately $3.1 million for the remainder of fiscal 2008.

Index

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Components of net periodic benefit costs:
Service cost	$626	$517
Interest cost	1,764	1,500
Net actuarial loss	513	518
Amortization of prior service cost	157	157
Net periodic benefit costs	$3,060	$2,692

Note 8.	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We expect that the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  We expect that the adoption of SFAS 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective February 3, 2008, and we have elected not to measure any financial instruments or certain other items at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this portion of the statement did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date for FASB Statement No. 157.  This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We have chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

Index

Note 9.	Revolving Credit Agreement

At May 3, 2008, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.  Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (currently 3.70%) subject to certain availability thresholds as defined in the credit agreement.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.2 billion at May 3, 2008.  Borrowings of $300 million were outstanding and letters of credit totaling $67.5 million were issued under this credit agreement leaving unutilized availability under the facility of $818 million at May 3, 2008.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 10.	Share Repurchase Program

The Company was authorized by its board of directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan.  No shares were repurchased during the quarter ended May 3, 2008 under this plan leaving $200 million in share repurchase authorization remaining at May 3, 2008.  No shares were repurchased during the quarter ended May 5, 2007 under previous plans.

Note 11.	Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of May 3, 2008 was $25.4 million, of which $17.0 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of May 3, 2008 was $9.1 million.

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

The federal and state income tax rates were approximately 37.4% and 37.2% for the three months ended May 3, 2008 and May 5, 2007, respectively.  During the three months ended May 3, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.2 million and included the net recognition of tax benefits of approximately $0.2 million due to tax credits.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us” or “our”) operated 324 Dillard’s locations and seven clearance centers spanning 29 states as of May 3, 2008.  Our stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel and home furnishings.  We offer an appealing and attractive assortment of merchandise to our customers at a fair price.  We seek to enhance our income by maximizing the sale of this merchandise to our customers.  We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price.  We seek to deliver a high level of profitability and cash flow.

Our performance in the opening quarter of 2008 was disappointing.  Weak economic conditions made it extremely difficult to achieve more profitable sales levels, and our gross margin performance was impacted negatively as we worked to control inventory levels.

In an effort to strengthen our position, we have announced plans to close under-performing stores, reduce capital expenditures, reduce expenses and continue to change our merchandise mix to enhance our appeal to aspirational, upscale and contemporary shoppers.

Accordingly, we cut advertising, selling, administrative and general expenses by $17.8 million during the quarter and have announced ten more store closures for 2008 to date.  Management believes expense saving measures implemented in this first quarter could result in savings of approximately $50 million for the 2008 fiscal year.  We will continue to evaluate our store base for additional closures and will seek additional expense saving measures throughout the year.

Trends and uncertainties

We have identified the following key uncertainties whose fluctuations may have a material effect on our operating results.

•
Cash flow – Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces market driven challenges and new and existing competitors seek areas of growth to expand their businesses.

•
Pricing – If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns.  If we have to reduce our prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.

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

Index

2008 Guidance

A summary of guidance on key financial measures for 2008, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), is shown below.  See “forward-looking information” below.

(in millions of dollars)	2008	2007
	Estimated	Actual

Depreciation and amortization	$290	$299
Rental expense	62	60
Interest and debt expense, net	92	92
Capital expenditures	204	396

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

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance between the Company and GE Consumer Finance (“GE”).  Other income relates to rental income, shipping and handling fees and lease income on leased departments.

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

Rentals.  Rentals include expenses for store leases and data processing and other equipment rentals.

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

Index

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the condensed consolidated financial statements.

Merchandise inventory.  Approximately 98% of the inventories are valued at lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories.  RIM is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.  Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued at lower of cost or market using the specific identified cost method.  A 1% change in markdowns would have impacted net income by approximately $3 million for the quarter ended May 3, 2008.

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $8.6 million and $8.0 million for the quarters ended May 3, 2008 and May 5, 2007, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the quarters ended May 3, 2008 and May 5, 2007.

The Company’s share of income earned under the long-term marketing and servicing alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income.  The Company received income of approximately $26.4 million and $27.8 million from GE during the quarters ended May 3, 2008 and May 5, 2007, respectively.  Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.  All other merchandise vendor allowances are recognized as a reduction of cost purchases when received.  Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.  The amounts recognized as a reduction in cost of sales have not varied significantly for the quarters ended May 3, 2008 and May 5, 2007.

Index

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of May 3, 2008 and May 5, 2007, insurance accruals of $55.4 million and $55.4 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the quarters ended May 3, 2008 and May 5, 2007.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of May 3, 2008 was $25.4 million, of which $17.0 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of May 3, 2008 was $9.1 million.

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

Index

Discount rate.  The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods.   The discount rate had increased to 6.3% as of February 2, 2008 from 5.9% as of February 3, 2007.  We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $114 million was appropriately stated as of February 2, 2008; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.  A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $8.0 million.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.
	Three Months Ended
	May 3,	May 5,
	2008	2007

Net sales	100.0%	100.0%
Service charges and other income	2.2	2.1

	102.2	102.1

Cost of sales	66.7	63.9
Advertising, selling, administrative and general expenses	28.7	28.3
Depreciation and amortization	4.3	4.3
Rentals	0.9	0.7
Interest and debt expense, net	1.3	1.2
Gain on disposal of assets	-	-
Asset impairment and store closing charges	0.1	-

Income before income taxes and equity in earnings of joint ventures	0.2	3.7
Income taxes	-	1.5
Equity in earnings of joint ventures	-	0.2

Net income	0.2%	2.4%

Index

Net Sales

The percent change by category in the Company’s sales for the three months ended May 3, 2008 compared to the three months ended May 5, 2007 is as follows:

% Change
08-07
Cosmetics	-2.9%
Ladies’ apparel and accessories	-2.8%
Juniors’ and children’s apparel	-7.9%
Men’s apparel and accessories	-4.7%
Shoes	-5.5%
Home and furniture	-12.4%

The percent change by region in the Company’s total sales for the three months ended May 3, 2008 compared to the three months ended May 5, 2007 is as follows:

% Change
08-07
Eastern	-6.0%
Central	-3.7%
Western	-4.4%

Net sales decreased 5% in total stores and decreased 6% in comparable stores during the quarter ended May 3, 2008 compared to the quarter ended May 5, 2007.  All sales categories experienced declines with a significant decline noted in the home and furniture category.

During the quarter ended May 3, 2008, sales were above the average Company trend in the Central region and slightly below trend in the Western region.  Net sales were below trend in the Eastern region.

Service Charges and Other Income

(in millions of dollars)
	Three Months Ended
	May 3, 2008	May 5, 2007	Dollar Change	Percent Change
Leased department income	$3.3	$2.6	$0.7	26.9%
Income from GE marketing and servicing alliance	26.4	27.8	(1.4)	(5.0)
Other	8.3	6.1	2.2	36.1
Total	$38.0	$36.5	$1.5	4.1%

Service charges and other income for the quarter ended May 3, 2008 increased to $38.0 million or 2.2% of net sales compared to $36.5 million or 2.1% of net sales for the quarter ended May 5, 2007.  The largest single item influencing this increase was an increase in leased department income.

Cost of Sales

Cost of sales as a percentage of net sales increased to 66.7% during the quarter ended May 3, 2008 compared to 63.9% for the quarter ended May 5, 2007 resulting in gross margin decline of 280 basis points of sales.  Excluding a $4.1 million hurricane recovery gain recorded during the first quarter of fiscal 2007 that related to the losses incurred during the hurricanes of 2005, gross margin declined 260 basis points of sales.  The decline was primarily due to the Company’s response to weak sales as it worked to control inventory levels with significantly higher markdown activity compared to the prior year first quarter.  Inventory declined 1% in total stores and 3% in comparable stores as of May 3, 2008 compared to May 5, 2007.

Index

Gross margin was up slightly in cosmetics during the first quarter of 2008 compared to the same period in the prior year.  All other merchandise categories experienced declines in gross margin, with a slight decline in shoes and significant declines in ladies’ apparel and accessories and juniors’ and children’s apparel.

Advertising, Selling, Administrative and General Expenses

Advertising, selling, administrative and general expenses ("SG&A") declined $17.8 million during the quarter ended May 3, 2008 compared to the quarter ended May 5, 2007 while SG&A as a percent of sales increased to 28.7% of net sales in the current quarter from 28.3% of net sales in the prior quarter due to a lack of sales leverage.  The total dollar decrease in SG&A primarily resulted from savings in payroll ($8.2 million), services purchased ($4.2 million), insurance ($4.1 million), advertising ($3.1 million) and supplies ($2.4 million) that were partially offset by increases in pre-opening expenses ($1.9 million) and utilities ($1.4 million).

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $72.0 million during the quarter ended May 3, 2008 compared to $74.9 million for the quarter ended May 5, 2007.  This decrease of $2.9 million was primarily due to the Company’s shift from purchasing new equipment to leasing new equipment which began in the second quarter of 2007.

Rentals

Rental expense increased $2.5 million during the quarter ended May 3, 2008 to $15.7 million compared to $13.2 million for the quarter ended May 5, 2007.  The increase in rentals is mainly due to the increase of leased equipment.

Interest and Debt Expense, Net

Net interest and debt expense increased to $22.1 million during the quarter ended May 3, 2008 from $20.7 million for the quarter ended May 3, 2007.  This increase of $1.4 million was primarily a result of lower short-term investment income.  Total weighted average debt outstanding declined approximately $20.1 million during the quarter ended May 3, 2008 compared to the same period in fiscal 2007.

Asset Impairment and Store Closing Charges

Asset impairment and store closing charges increased to $0.9 million during the quarter ended May 3, 2008 from $0.7 million during the quarter ended May 5, 2007.

During the quarter ended May 3, 2008, the Company recorded a pretax charge of $0.9 million for asset impairment and store closing costs.  The charge consists of a write-off of equipment and an accrual for future rent on a distribution center that was closed during the quarter.

During the quarter ended May 5, 2007, the Company recorded a pretax charge of $0.7 million for asset impairment and store closing costs.  The charge consists of a write-down of property and equipment for a store that had been closed.

Income Taxes

The federal and state income tax rates were approximately 37.4% and 37.2% for the three months ended May 3, 2008 and May 5, 2007, respectively.  During the three months ended May 3, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.2 million and included the net recognition of tax benefits of approximately $0.2 million due to tax credits.

Index

Our income tax rate for the remainder of fiscal 2008 is dependent upon results of operations and may change if the results for fiscal 2008 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2008 will approximate 37%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	May 3, 2008	February 2, 2008	$ Change	% Change
Cash and cash equivalents	$84,043	$88,912	(4,869)	(5.5)
Other short-term borrowings	300,000	195,000	105,000	53.8
Current portion of long-term debt	100,712	196,446	(95,734)	(48.7)
Long-term debt	759,981	760,165	(184)	-
Guaranteed beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,515,990	2,514,111	1,879	0.1

Current ratio	1.55	1.64
Debt to capitalization	35.1%	35.0%

(in thousands of dollars)	May 3, 2008	May 5, 2007	$ Change	% Change
Cash and cash equivalents	$84,043	$137,915	(53,872)	(39.1)
Other short-term borrowings	300,000	-	300,000	-
Current portion of long-term debt	100,712	196,399	(95,687)	(48.7)
Long-term debt	759,981	860,693	(100,712)	(11.7)
Guaranteed beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,515,990	2,624,163	(108,173)	(4.1)

Current ratio	1.55	1.75
Debt to capitalization	35.1%	32.4%

Net cash flows from operations decreased to $36.5 million during the quarter ended May 3, 2008 compared to $37.0 million for the quarter ended May 5, 2007.  This decrease of $0.5 million was a result of lower net income, as adjusted for non-cash items, of $38.5 million.  Hurricane insurance proceeds of $5.9 million received during the prior year relating to recovery from damages incurred during the hurricanes of 2005 also contributed to the decrease.  These decreases were partially offset by an increase of $43.9 million related to changes in working capital items.

GE owns and manages the Company’s private label credit card business under a long-term marketing and servicing alliance (“alliance”) that expires in fiscal 2014.  The alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $26.4 million and $27.8 million from GE during the quarters ended May 3, 2008 and May 5, 2007, respectively.  While the Company does not expect future cash flows under this alliance to vary significantly from historical levels, future amounts are difficult to predict.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

Capital expenditures were $46.8 million and $109.1 million for the quarters ended May 3, 2008 and May 5, 2007, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology.  The Company opened the following six locations during the quarter ended May 3, 2008:

Index

New Locations	City	Square Feet
Market Street at Heath Brook	Ocala, Florida	126,000
Shops at Lake Havasu	Lake Havasu, Arizona	98,000
Shoppes at River Crossing	Macon, Georgia	162,000
Pier Park	Panama City, Florida	126,000
Uptown Village at Cedar Hill	Cedar Hill, Texas	145,000
Edgewater Mall*	Biloxi, Mississippi	180,000
Total new square footage		837,000

*This store was previously closed as a result of Hurricane Katrina.

Capital expenditures for fiscal 2008 are expected to be approximately $204 million compared to actual expenditures of $396 million during fiscal 2007.  The reduction in capital expenditures is a part of the Company’s plan to control costs in 2008 given the weak economic environment.

The Company plans to open four additional locations totaling 450,000 square feet, net of replaced square footage, and expand two locations totaling 115,000 square feet.  The Company closed a clearance center in Jonesboro, Arkansas totaling 75,000 square feet during the quarter ended May 3, 2008.  The Company has announced the plans to close the following ten under-performing stores during fiscal 2008:

Locations to Close	City	Square Feet
Turfland Mall	Lexington, Kentucky	214,000
Chesterfield Town Center	Richmond, Virginia	110,000
Greeley Mall	Greeley, Colorado	124,000
McFarland Mall	Tuscaloosa, Alabama	180,000
Pine Ridge Mall	Pocatello, Idaho	120,000
Towne Mall	Franklin, Ohio	113,000
Knoxville Center	Knoxville, Tennessee	200,000
Hickory Hollow Mall	Antioch, Tennessee	115,000
Rivercenter	San Antonio, Texas	120,000
Eastland Mall (clearance center)	Charlotte, North Carolina	162,000
Total square footage to close		1,458,000

The Company will consider the closure of additional facilities in fiscal 2008 where conditions warrant.

Insurance proceeds of $16.1 million were received during the quarter ended May 5, 2007 in settlement with our insurance carriers over property damages incurred during the 2005 hurricane season.  These proceeds were used for capital expenditures to repair and reconstruct damaged stores during the remainder of fiscal 2007.

The Company had cash on hand of $84 million as of May 3, 2008.  As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.2 billion at May 3, 2008.  Borrowings of $300 million were outstanding and letters of credit totaling $67.5 million were issued under this credit agreement leaving unutilized availability under the facility of $818 million at May 3, 2008.

Cash provided by financing activities for the quarter ended May 3, 2008 totaled $5.4 million compared to cash used of $0.1 million for the quarter ended May 5, 2007.  This increase of cash flow was primarily a result of an increase in short-term borrowings of $105.0 million during the current quarter under the Company’s credit facility.  These increases were partially offset by principal payments of the Company’s long-term debt of $96.6 million at their normal maturities.    No treasury stock was repurchased during the quarters ended May 3, 2008 or May 5, 2007.

During fiscal 2008, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak funding requirements of approximately $600 million during fiscal 2008.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible other financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

Index

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company expects that the adoption of SFAS 161 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  The Company expects that the adoption of SFAS 141(R) will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects that the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective February 3, 2008, and the Company has elected not to measure any financial instruments or certain other items at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this portion of the statement did not have a material impact on the Company’s consolidated financial statements.

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

Index

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) Words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts.  Statements made in this report regarding the Company’s plans to close under-performing stores, reduce capital expenditures, reduce expenses, make changes to its merchandise mix, and the Company’s estimates of depreciation and amortization, rental expense, interest and debt expense, capital expenditures, peak borrowing requirements and expense savings for fiscal 2008 are some examples of forward looking statements.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.  Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.  The Company’s filings with the Securities and Exchange Commission, including its report on From 10-K for the fiscal year ended February 2, 2008, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Index

As of May 3, 2008, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 3, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 10, 2008, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 3, 2008 through March 1, 2008	-	$-	-	$200,000,000
March 2, 2008 through April 5, 2008	-	-	-	200,000,000
April 6, 2008 through May 3, 2008	-	-	-	200,000,000
Total	-	$-	-	$200,000,000

In November 2007, the Company’s board of directors authorized the Company to repurchase up to $200 million of the Company’s Class A Common Stock.  The plan has no expiration date.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Index

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Three Months Ended		Fiscal Years Ended

May 3,	May 5,	February 2,	February 3,	January 28,	January 29,	January 31,
2008	2007	2008	2007*	2006	2005	2004

1.14	3.42	1.54	3.34	2.01	2.12	1.05

* 53 weeks

Item 6.  Exhibits

Number	Description

12	Statement re: Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: June 10, 2008	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)