Form 10-Q
period 2008-08-02
DILLARDS INC
filed 2008-09-11
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008
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
☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 30, 2008	69,443,560
CLASS B COMMON STOCK as of August 30, 2008	4,010,929

Index

DILLARD'S, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 2, 2008	February 2, 2008	August 4, 2007

Assets			(As restated. See Note 1)
Current assets:
Cash and cash equivalents	$108,429	$88,912	$91,926
Accounts receivable	9,263	10,880	10,193
Merchandise inventories	1,750,488	1,779,279	1,803,953
Other current assets	51,173	66,117	41,912

Total current assets	1,919,353	1,945,188	1,947,984

Property and equipment, net	3,154,661	3,190,444	3,243,775
Goodwill	31,912	31,912	34,511
Other assets	159,765	170,585	175,884

Total Assets	$5,265,691	$5,338,129	$5,402,154

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable and accrued expenses	$744,162	$753,309	$774,216
Current portion of capital lease obligations	1,953	2,613	2,940
Current portion of long-term debt	101,611	196,446	96,415
Other short-term borrowings	285,000	195,000	171,200
Federal and state income taxes including current deferred taxes	27,288	36,802	23,453

Total current liabilities	1,160,014	1,184,170	1,068,224

Long-term debt	782,410	760,165	860,521
Capital lease obligations	24,956	25,739	26,908
Other liabilities	218,595	217,403	221,894
Deferred income taxes	421,796	436,541	426,780
Guaranteed preferred beneficial interests in the Company's subordinated debentures	200,000	200,000	200,000

Stockholders' equity:
Common stock	1,206	1,205	1,204
Additional paid-in capital	781,055	778,987	779,210
Accumulated other comprehensive loss	(21,361)	(22,211)	(20,374)
Retained earnings	2,639,021	2,680,690	2,650,755
Less treasury stock, at cost	(942,001)	(924,560)	(812,968)

Total stockholders' equity	2,457,920	2,514,111	2,597,827

Total Liabilities and Stockholders' Equity	$5,265,691	$5,338,129	$5,402,154

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$1,607,823	$1,648,533	$3,283,377	$3,411,487
Service charges and other income	38,679	40,550	76,723	77,050

	1,646,502	1,689,083	3,360,100	3,488,537

Cost of sales	1,129,366	1,128,679	2,247,668	2,254,770
Advertising, selling, administrative and general expenses	479,328	496,460	960,249	995,147
Depreciation and amortization	73,021	74,863	145,096	149,795
Rentals	14,442	13,557	30,119	26,755
Interest and debt expense, net	23,026	22,741	45,139	43,477
Gain on disposal of assets	(17,902)	(583)	(18,001)	(583)
Asset impairment and store closing charges	9,809	-	10,734	688

(Loss) income before income taxes and equity in earnings of joint ventures	(64,588)	(46,634)	(60,904)	18,488
Income taxes (benefit)	(27,260)	(17,350)	(25,650)	8,040
Equity in earnings of joint ventures	(1,012)	4,118	(393)	7,310

Net (loss) income	(38,340)	(25,166)	(35,647)	17,758

Retained earnings at beginning of period	2,680,373	2,679,135	2,680,690	2,640,224
Cash dividends declared	(3,012)	(3,214)	(6,022)	(6,424)
Cumulative effect of accounting change related to adoption of FIN 48	-	-	-	(803)

Retained earnings at end of period (as restated)	$2,639,021	$2,650,755	$2,639,021	$2,650,755

(Loss) earnings per share:
Basic and Diluted	$(0.51)	$(0.31)	$(0.47)	$0.22

Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 2, 2008	August 4, 2007

Operating Activities:
Net (loss) income	$(35,647)	$17,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	146,021	150,782
Share-based compensation	17	47
Excess tax benefits from share-based compensation	-	(577)
(Gain) loss on disposal of property and equipment	(18,001)	2,469
Gain from hurricane insurance proceeds	-	(7,123)
Proceeds from hurricane insurance	-	5,881
Asset impairment and store closing charges	10,734	688
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,617	315
Decrease (increase) in merchandise inventories and other current assets	34,477	(24,221)
Decrease (increase) in other assets	7,061	(8,670)
Decrease in trade accounts payable and accrued expenses, other liabilities and income taxes	(36,613)	(101,246)

Net cash provided by operating activities	109,666	36,103

Investing Activities:
Purchases of property and equipment	(104,341)	(228,607)
Proceeds from hurricane insurance	-	16,101
Proceeds from sale of property and equipment	45,333	5,874

Net cash used in investing activities	(59,008)	(206,632)

Financing Activities:
Principal payments on long-term debt and capital lease obligations	(97,606)	(102,470)
Increase in short-term borrowings	90,000	171,200
Proceeds from issuance of common stock	-	6,028
Excess tax benefits from share-based compensation	-	577
Cash dividends paid	(6,022)	(6,424)
Purchase of treasury stock	(17,441)	-
Payment of line of credit fees and expenses	(72)	(450)

Net cash (used in) provided by financing activities	(31,141)	68,461

Increase (decrease) in cash and cash equivalents	19,517	(102,068)
Cash and cash equivalents, beginning of period	88,912	193,994

Cash and cash equivalents, end of period	$108,429	$91,926

Non-cash transactions:
Accrued capital expenditures	$14,836	$12,570
Property and equipment financed by note payable	23,573	-
Stock awards	2,051	1,418

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 due to the seasonal nature of the business.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission on April 2, 2008.

Reclassification – Asset impairment and store closing charges of $0.7 million were reclassed from advertising, selling, administrative and general expenses to their own line item in the Company's Condensed Consolidated Statement of Operations for the six months ended August 4, 2007 to conform to the 2008 presentation.

Restatement – As previously reported in Note 2 of the Company's annual report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission on April 2, 2008, property and equipment, deferred income taxes and retained earnings were restated on the Company's Condensed Consolidated Balance Sheet as of February 3, 2007.  The Company identified an error in accounting for its share of the equity in earnings of CDI Contractors LLC ("CDI"), a 50%-owned, equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company.  The Company discovered that CDI had recorded profit on the Company's construction projects in excess of what CDI had previously reported and which, therefore, was not properly eliminated.

The following table reflects the effects of the restatement on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Retained Earnings as of August 4, 2007 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Property and equipment, net	$3,255,055	$(11,280)	$3,243,775
Total assets	5,413,434	(11,280)	5,402,154
Deferred income taxes	430,896	(4,116)	426,780
Retained earnings	2,657,919	(7,164)	2,650,755
Total stockholders' equity	2,604,991	(7,164)	2,597,827
Total liabilities and stockholders' equity	5,413,434	(11,280)	5,402,154

Note 2.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and six months ended August 2, 2008 and August 4, 2007.

Index

Stock option transactions for the three months ended August 2, 2008 are summarized as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	5,336,375	$25.92
Granted	-	-
Exercised	-	-
Forfeited	(75,000)	25.74
Outstanding, end of period	5,261,375	$25.92
Options exercisable at period end	5,261,375	$25.92

At August 2, 2008, the intrinsic value of outstanding stock options and exercisable stock options was $0.

Note 3.  Asset Impairment and Store Closing Charges

During the three months ended August 2, 2008, the Company recorded a pretax charge of $9.8 million for an accrual of rent for one store closed during the quarter and for a write-down of property and equipment on four stores scheduled to be closed during the last half of fiscal 2008.

During the six months ended August 2, 2008, the Company recorded a pretax charge of $10.7 million for asset impairment and store closing costs.  The charge consists of the $9.8 million mentioned above and $0.9 million relating to the write-off of equipment and an accrual for future rent on a distribution center that was closed during the first quarter of fiscal 2008.

During the six months ended August 4, 2007, the Company recorded a pretax charge of $0.7 million for asset impairment costs relating to the write-down of property and equipment for a store that had been closed.  There were no asset impairment and store closing charges for the three months ended August 4, 2007.

Following is a summary of the activity in the reserve established for store closing charges for the three months ended August 2, 2008:

(in thousands)	Balance Beginning of Quarter	Charges	Cash Payments	Balance End of Quarter
Rent, property taxes and utilities	$4,555	$1,117	$718	$4,954

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 4.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Basic:
Net (loss) income	$(38,340)	$(25,166)	$(35,647)	$17,758

Weighted average shares of common stock outstanding	75,005	80,342	75,102	80,270

Basic (loss) earnings per share	$(0.51)	$(0.31)	$(0.47)	$0.22

Index

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Diluted:
Net (loss) income	$(38,340)	$(25,166)	$(35,647)	$17,758

Weighted average shares of common stock outstanding	75,005	80,342	75,102	80,270
Effect of dilutive securities:
Stock options	-	-	-	1,394
Total weighted average equivalent shares	75,005	80,342	75,102	81,664

Diluted (loss) earnings per share	$(0.51)	$(0.31)	$(0.47)	$0.22

Total stock options outstanding were 5,261,375 and 5,732,194 at August 2, 2008 and August 4, 2007, respectively.  No stock options were included in the computations of diluted earnings per share for the three and six months ended August 2, 2008 and the three months ended August 4, 2007 because they would be antidilutive due to the net losses.  All stock options outstanding were included in the computation of diluted earnings per share for the six months ended August 4, 2007 as none were antidilutive.

Note 5.  Comprehensive (Loss) Income

Comprehensive (loss) income only consists of the minimum pension liability, which is calculated as of the last day of the Company's fiscal year.  The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net (loss) income	$(38,340)	$(25,166)	$(35,647)	$17,758
Other comprehensive income:
Amortization of minimum pension liability adjustment, net of taxes	425	462	850	855
Total comprehensive (loss) income	$(37,915)	$(24,704)	$(34,797)	$18,613

Note 6.  Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

At August 2, 2008, letters of credit totaling $95.5 million were issued under the Company's $1.2 billion revolving credit facility.

Note 7.  Benefit Plans

The Company has a nonqualified defined benefit plan for its officers.  The plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The pension plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the pension plan of $1.0 million and $1.9 million during the three and six months ended August 2, 2008, respectively.  The Company expects to make a contribution to the pension plan of approximately $2.1 million for the remainder of fiscal 2008.

Index

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Components of net periodic benefit costs:
Service cost	$626	$517	$1,251	$1,034
Interest cost	1,764	1,501	3,528	3,001
Net actuarial loss	513	517	1,027	1,035
Amortization of prior service cost	157	157	313	314
Net periodic benefit costs	$3,060	$2,692	$6,120	$5,384

Note 8.  Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity's financial statements.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We expect that the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  We expect that the adoption of SFAS 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160").  SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective February 3, 2008, and we have elected not to measure any financial instruments or certain other items at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this portion of the statement did not have a material impact on our consolidated financial statements.

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

Index

Note 9.  Revolving Credit Agreement

At August 2, 2008, the Company maintained a $1.2 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.  Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (3.46% at August 2, 2008) subject to certain availability thresholds as defined in the credit agreement.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.0 billion at August 2, 2008.  Borrowings of $285.0 million were outstanding and letters of credit totaling $95.5 million were issued under this credit agreement leaving unutilized availability under the facility of $637.5 million at August 2, 2008.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 10.  Share Repurchase Program

The Company was authorized by its board of directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan.  During the three and six months ended August 2, 2008, the Company repurchased 1,826,600 shares of Class A Common Stock under the plan for $17.4 million at an average price of $9.55 per share leaving $182.6 million in share repurchase authorization remaining at August 2, 2008.  No shares were repurchased during the three and six months ended August 4, 2007 under previous plans.

Note 11.  Other Revenue

During the three months ended August 2, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit.  The Company then sold the aircraft for $44.5 million.  A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

Note 12.  Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") clarifies the accounting for uncertainty in income tax recognized in an entity's financial statements in accordance with SFAS No. 109.  The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of August 2, 2008 was $24.9 million, of which $17.0 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of August 2, 2008 was $9.3 million.

The Company is currently being examined by the Internal Revenue Service for the fiscal tax years 2003 through 2005.  The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.  The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments.  The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months.  The possible decrease could result from the finalization of the Company's federal and various state income tax audits.  The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangibles.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $2 million and $5 million.

The federal and state income tax rates were approximately 41.5% and 40.8% for the three months ended August 2, 2008 and August 4, 2007, respectively.  During the three months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.2 million and included the net recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.4 million due to tax credits.  During the three months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.6 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.

Index

The federal and state income tax rates were approximately 41.8% and 31.2% for the six months ended August 2, 2008 and August 4, 2007, respectively.  During the six months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.4 million and included the net recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.6 million due to tax credits.  During the six months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.8 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.

Note 13.  Subsequent Events

Hurricane Gustav disrupted operations in 24 of the Company's Gulf-area stores beginning on or around Wednesday, August 27, 2008.  Dillard's closed 13 of these stores more directly in Gustav's path for varying amounts of time beginning on Saturday, August 30, 2008.  Most of these stores were reopened by Wednesday, September 3 with the exception of the Houma, Louisiana store which reopened on Sunday, September 7 when electricity was restored to the area.  Property damage as a result of Hurricane Gustav was minimal.

At August 2, 2008, the Company owned a 50% interest in CDI Contractors, LLC and CDI Contractors, Inc.  ("CDI"), an equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company.  On August 29, 2008, the Company purchased the remaining 50% interest in CDI.

On August 29, 2008, the Company announced plans to immediately close its Dillard's Travel agency which operates in 43 stores and employs approximately 160 associates nationwide.  The agency closure is a result of the Company's ongoing review and closure of under-performing units under appropriate conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Dillard's, Inc. (the "Company", "we", "us" or "our") operated 318 Dillard's locations and nine clearance centers spanning 29 states as of August 2, 2008.  Our stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel and home furnishings.  We offer an appealing and attractive assortment of merchandise to our customers at a fair price.  We seek to enhance our income by maximizing the sale of this merchandise to our customers.  We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products and services at a competitive price.  We seek to deliver a high level of profitability and cash flow.

In the prevailing economic uncertainty of the second quarter of 2008, we continued to manage our business conservatively.  However, our accomplishments with expense reduction were not sufficient to offset large disappointments in sales and gross margin.  Clearly, we believe our continued efforts to reduce both capital and operating expenditures and to close under-performing stores are appropriate as we weather challenging economic times.  At the same time, we remain focused on fashion and on presenting our customers with an exciting and differentiated assortment storewide, as emphasized in our "Dillard's – The Style of Your Life." campaign which features our new looks in top fashion publications and online and is supported by in-store events.

Highlights of the second quarter of 2008 include:

•	Control of inventory in a difficult retail environment with comparable inventory declining 5% compared to the end of the second quarter of the prior year.

•	Reduction of advertising, selling, administrative and general expenses of $17.1 million compared to the second quarter of the prior year.

Index

•	Closure of four under-performing stores during the quarter with one more store closed shortly thereafter and plans to close ten more under-performing stores by the end of fiscal 2008.

•	Repurchase of $17.4 million (1.8 million shares) of Class A Common Stock under the Company's $200 million share repurchase plan.

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

•	Success of brand – The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences.

•
Sourcing – Our store merchandise selection is dependent upon our ability to acquire compelling products from a number of sources.  Our ability to attract and retain compelling vendors as well as in-house design talent combined with adequate and stable availability of materials and production facilities from which we source our merchandise has a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.

•
Store growth – Although store growth is presently not a near-term goal, such growth is dependent upon a number of factors which could impede our ability to open new stores, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weakened economic environment.

2008 Guidance

A summary of guidance on key financial measures for 2008, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), is shown below.  See "forward-looking information" below.

(in millions of dollars)	2008 Estimated	2007 Actual

Depreciation and amortization	$290	$299
Rental expense	62	60
Interest and debt expense, net	92	92
Capital expenditures	204	396

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

Index

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance between the Company and GE Consumer Finance ("GE").  Other income relates to rental income, shipping and handling fees and lease income on leased departments.

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income, relating to the Company's unsecured notes, mortgage notes, the guaranteed beneficial interests in the Company's subordinated debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

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

Equity in earnings of joint ventures.  Equity in earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures.

Critical Accounting Policies and Estimates

The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the condensed consolidated financial statements.

Merchandise inventory.  Approximately 98% of the inventories are valued at the lower of cost or market using the retail last-in, first-out ("LIFO") inventory method.  Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories.  RIM is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.  Management believes that the Company's RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued at the lower of cost or market using the specific identified cost method.  A 1% change in markdowns would have impacted net loss by approximately $3 million and $5 million for the three and six months ended August 2, 2008, respectively.

Index

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $7.3 million and $7.5 million as of August 2, 2008 and August 4, 2007, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the three and six months ended August 2, 2008 and August 4, 2007.

The Company's share of income earned under the long-term marketing and servicing alliance with GE involving the Dillard's branded proprietary credit cards is included as a component of service charges and other income.  The Company received income of approximately $53.5 million and $58.5 million from GE during the six months ended August 2, 2008 and August 4, 2007, respectively.  Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.  All other merchandise vendor allowances are recognized as a reduction of cost purchases when received.  Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.  The amounts recognized as a reduction in cost of sales have not varied significantly during the three and six months ended August 2, 2008 and August 4, 2007.

Insurance accruals.  The Company's condensed consolidated balance sheets include liabilities with respect to self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of August 2, 2008 and August 4, 2007, insurance accruals of $56.4 million and $56.3 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the three and six months ended August 2, 2008 and August 4, 2007.

Finite-lived assets.  The Company's judgment regarding the existence of impairment indicators is based on market and operational performance.  We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in income tax recognized in an entity's financial statements in accordance with SFAS No. 109.  The Company classifies interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of August 2, 2008 was $24.9 million, of which $17.0 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of August 2, 2008 was $9.3 million.

The Company is currently being examined by the Internal Revenue Service for the fiscal tax years 2003 through 2005.  The Company is also under examination by various state and local taxing jurisdictions for various fiscal years.  The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months.  The possible decrease could result from the finalization of the Company's federal and various state income tax audits.  The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangibles.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $2 million and $5 million.

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

Index

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended				Six Months Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007

Net sales	100.0%		100.0%		100.0%		100.0%
Service charges and other income	2.4		2.5		2.3		2.2

	102.4		102.5		102.3		102.2

Cost of sales	70.2		68.5		68.5		66.1
Advertising, selling, administrative and general expenses	29.8		30.1		29.2		29.2
Depreciation and amortization	4.6		4.5		4.4		4.4
Rentals	0.9		0.8		0.9		0.8
Interest and debt expense, net	1.4		1.4		1.4		1.2
Gain on disposal of assets	(1.1)		0.0		(0.5)		0.0
Asset impairment and store closing charges	0.6		0.0		0.3		0.0

(Loss) income before income taxes and equity in earnings of joint ventures	(4.0)		(2.8)		(1.9)		0.5
Income taxes (benefit)	(1.7)		(1.0)		(0.8)		0.2
Equity in earnings of joint ventures	(0.1)		0.3		0.0		0.2

Net (loss) income	(2.4	) %	(1.5	) %	(1.1	) %	0.5%

Net Sales

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change
Net sales:
Three Months	$1,607,823	$1,648,533	$(40,710)
Six Months	3,283,377	3,411,487	(128,110)

The percent change by category in the Company's sales for the three and six months ended August 2, 2008 compared to the three and six months ended August 4, 2007 is as follows:

	% Change 08-07
	Three Months	Six Months
Cosmetics	0.5%	(1.4)%
Ladies' apparel and accessories	(1.7)	(2.2)
Juniors' and children's apparel	(7.8)	(7.9)
Men's apparel and accessories	(3.5)	(4.1)
Shoes	0.1	(2.9)
Home and furniture	(8.8)	(10.6)

Index

The percent change by region in the Company's total sales for the three and six months ended August 2, 2008 compared to the three and six months ended August 4, 2007 is as follows:

	% Change 08-07
	Three Months	Six Months
Eastern	(5.0)%	(5.6)%
Central	(0.3)	(2.1)
Western	(4.8)	(4.6)

Net sales, exclusive of adjustments to the sales reserve, declined 3% in total stores and 4% in comparable stores during the three months ended August 2, 2008 compared to the three months ended August 4, 2007.  Net sales declined 4% in total stores and 5% in comparable stores during the six months ended August 2, 2008 compared to the six months ended August 4, 2007.  With the exception of some small sales improvements in cosmetics and shoes during the three months ended August 2, 2008, all product categories experienced sales declines in both of the three and six-month periods, with the most significant declines noted in the home and furniture and junior's and children's apparel categories.

During the three and six months ended August 2, 2008, net sales in the Central region were above the Company's average performance trend for the periods while sales in the Western and Eastern regions were below trend.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 2, 2008 was 24.0% compared to 23.8% during the six months ended August 4, 2007.

Service Charges and Other Income

(in thousands of dollars)	Three Months Ended		Six Months Ended		Three Months	Six Months
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	$ Change 08-07	$ Change 08-07
Leased department income	$3,278	$2,579	$6,544	$5,206	$699	$1,338
Income from GE marketing and servicing alliance	27,039	30,669	53,478	58,493	(3,630)	(5,015)
Other	8,362	7,302	16,701	13,351	1,060	3,350
Total	$38,679	$40,550	$76,723	$77,050	$(1,871)	$(327)

Service charges and other income decreased for the three and six months ended August 2, 2008 compared to the three and six months ended August 4, 2007 primarily as a result of a reduction of the income from the marketing and servicing alliance with GE.  This reduction was primarily caused by a lower penetration rate of Dillard's branded proprietary credit card.

Gross Margin/Cost of Sales

Cost of sales increased to 70.2% of net sales for the three months ended August 2, 2008 from 68.5% for the three months ended August 4, 2007.   The gross margin decline of 170 basis points of sales was primarily driven by higher markdowns as the Company worked during the quarter to control inventory levels in a notably difficult sales environment.  In anticipation of the weakened economy, the Company purchased less inventory for 2008 compared to 2007.  Gross margin improved in the men's apparel and accessories category and a small improvement was noted in cosmetics while all other categories experienced declines, with the largest decline in the home and furniture category.

Cost of sales increased to 68.5% of net sales for the six months ended August 2, 2008 from 66.1% for the six months ended August 4, 2007 resulting in gross margin decline of 240 basis points of sales.  The gross margin decline was primarily driven by higher markdowns.  A slight gross margin improvement was noted in cosmetics while all other merchandise categories experienced declines, with the weakest performances noted in the junior's and children's apparel, home and furniture and ladies' apparel and accessories categories.

Index

Inventory levels decreased 3% in total stores and 5% in comparable stores as of August 2, 2008 compared to August 4, 2007.

Advertising, Selling, Administrative and General Expenses

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change	% Change
SG&A:
Three Months	$479,328	$496,460	$(17,132)	(3.5)%
Six Months	960,249	995,147	(34,898)	(3.5)

SG&A as a percentage of net sales:
Three Months	29.8%	30.1%	-	-
Six Months	29.2	29.2	-	-

The three-month decline of advertising, selling, administrative and general expenses ("SG&A") was primarily a result of savings in payroll and related payroll taxes ($15.6 million), supplies ($3.5 million) and advertising ($1.8 million) partially offset by higher utility costs ($3.5 million).

The six-month dollar decline of SG&A expenses was primarily a result of savings in payroll and related payroll taxes ($24.1 million), supplies ($5.9 million), advertising ($4.9 million) and insurance ($3.9 million) partially offset by higher utility costs ($5.0 million).  SG&A as a percent of sales remained unchanged at 29.2% of net sales between the two periods due to a lack of sales leverage in 2008.

Depreciation and Amortization Expense

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change	% Change
Depreciation and amortization expense:
Three Months	$73,021	$74,863	$(1,842)	(2.5)%
Six Months	145,096	149,795	(4,699)	(3.1)

The decrease of depreciation and amortization expense for the three and six-month periods was primarily due to the Company's shift from purchasing new equipment to leasing new equipment, which began in the second quarter of 2007, and the Company's continued efforts to reduce capital expenditures.

Rentals

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change	% Change
Rentals:
Three Months	$14,442	$13,557	$885	6.5%
Six Months	30,119	26,755	3,364	12.6

The increase in rentals for the three and six-month periods is mainly due to the increase of leased equipment.

Index

Interest and Debt Expense, Net

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change	% Change
Interest and debt expense, net:
Three Months	$23,026	$22,741	$285	1.3%
Six Months	45,139	43,477	1,662	3.8

The increase of net interest and debt expense for the six-month period is primarily attributable to higher average debt levels, lower interest income and lower capitalized interest partially offset by a lower average interest rate.  Total weighted average debt outstanding at August 2, 2008 increased approximately $69.1 million and $48.4 million during the three and six months ending August 2, 2008 compared to the three and six months ending August 4, 2007, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change
Gain on disposal of assets:
Three Months	$17,902	$583	$17,319
Six Months	18,001	583	17,418

During the three months ended August 2, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit.  The Company then sold the aircraft for $44.5 million.  A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change
Asset impairment and store closing charges:
Three Months	$9,809	$-	$9,809
Six Months	10,734	688	10,046

During the three months ended August 2, 2008, the Company recorded a pretax charge of $9.8 million for an accrual of rent for one store closed during the quarter and for a write-down of property and equipment on four stores scheduled to close during the last half of fiscal 2008.

During the six months ended August 2, 2008, the Company recorded a pretax charge of $10.7 million for asset impairment and store closing costs.  The charge consists of the $9.8 million mentioned above and $0.9 million relating to the write-off of equipment and an accrual for future rent on a distribution center that was closed during the first quarter of fiscal 2008.

During the six months ended August 4, 2007, the Company recorded a pretax charge of $0.7 million for asset impairment costs relating to the write-down of property and equipment for a store that had been closed.  There were no asset impairment and store closing charges for the three months ended August 4, 2007.

Income Taxes

The federal and state income tax rates were approximately 41.5% and 40.8% for the three months ended August 2, 2008 and August 4, 2007, respectively.  During the three months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.2 million and included the net recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.4 million due to tax credits.  During the three months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.6 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.

Index

The federal and state income tax rates were approximately 41.8% and 31.2% for the six months ended August 2, 2008 and August 4, 2007, respectively.  During the six months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.4 million and included the net recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.6 million due to tax credits.  During the six months ended August 4, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $0.8 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income and approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period.

Our income tax rate for the remainder of fiscal 2008 is dependent upon results of operations and may change if the results for fiscal 2008 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2008 will approximate 37%.

Index

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	August 2, 2008	February 2, 2008	$ Change	% Change
Cash and cash equivalents	$108,429	$88,912	$19,517	22.0%
Other short-term borrowings	285,000	195,000	90,000	46.2
Current portion of long-term debt	101,611	196,446	(94,835)	(48.3)
Long-term debt	782,410	760,165	22,245	2.9
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders' equity	2,457,920	2,514,111	(56,191)	(2.2)

Current ratio	1.65	1.64
Debt to capitalization	35.8%	35.0%

(in thousands of dollars)	August 2, 2008	August 4, 2007	$ Change	% Change
Cash and cash equivalents	$108,429	$91,926	$16,503	18.0%
Other short-term borrowings	285,000	171,200	113,800	66.5
Current portion of long-term debt	101,611	96,415	5,196	5.4
Long-term debt	782,410	860,521	(78,111)	(9.1)
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders' equity	2,457,920	2,597,827	(139,907)	(5.4)

Current ratio	1.65	1.82
Debt to capitalization	35.8%	33.8%

Net cash flows from operations increased to $109.7 million during the six months ended August 2, 2008 compared to $36.1 million for the six months ended August 4, 2007.  This increase of $73.6 million was largely a result of an increase of $140.4 million related to changes in working capital items, primarily of changes in inventory as the Company worked to control inventory levels and of changes in accounts payable and income tax accruals.  These increases were partially offset by lower net income, as adjusted for non-cash items, of $60.9 million.  Hurricane insurance proceeds of $5.9 million received during the prior year relating to recovery from damages incurred during the hurricanes of 2005 also contributed to the offset.

GE owns and manages the Company's private label credit card business under a long-term marketing and servicing alliance ("alliance") that expires in fiscal 2014.  The alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $53.5 million and $58.5 million from GE during the six months ended August 2, 2008 and August 4, 2007, respectively.  Future cash flows under the alliance are difficult to predict.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE's funding costs.

During the three months ended August 2, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit.  The Company then sold the aircraft for $44.5 million.  A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

During the six months ended August 4, 2007, the Company received insurance proceeds of $22.0 million related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.  A gain of $7.1 million was recognized related to these proceeds.

Index

During the six months ended August 4, 2007, the Company received proceeds of $5.8 million relative to the sale of properties located in Longmont, Colorado and Richardson, Texas.  A net loss of $2.5 million was recognized in conjunction with these sales.

Capital expenditures were $104.3 million and $228.6 million for the six months ended August 2, 2008 and August 4, 2007, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology.  The Company expanded two locations totaling 100,000 square feet and opened the following six locations during the six months ended August 2, 2008:

New Locations	City	Square Feet
Market Street at Heath Brook	Ocala, Florida	126,000
Shops at Lake Havasu	Lake Havasu, Arizona	98,000
Shoppes at River Crossing	Macon, Georgia	162,000
Pier Park	Panama City Beach, Florida	126,000
Uptown Village at Cedar Hill	Cedar Hill, Texas	145,000
Edgewater Mall*	Biloxi, Mississippi	180,000
Total new square footage		837,000

*This store was previously closed as a result of Hurricane Katrina.

During the third quarter of 2008, the Company plans to open four additional locations totaling 450,000 square feet, net of replaced square footage.

Capital expenditures for fiscal 2008 are expected to be approximately $204 million compared to actual expenditures of $396 million during fiscal 2007.  The reduction in capital expenditures is a part of the Company's plan to control costs in 2008 given the weak economic environment.

During the six months ended August 2, 2008, the Company closed the following locations:

Closed Locations	City	Square Feet
Indian Mall (clearance center)	Jonesboro, Arkansas	75,000
Turfland Mall	Lexington, Kentucky	214,000
Greeley Mall	Greeley, Colorado	124,000
McFarland Mall	Tuscaloosa, Alabama	180,000
Pine Ridge Mall	Pocatello, Idaho	120,000
Total closed square footage		713,000

In August 2008, the Company also closed its location at Rivercenter in San Antonio, Texas totaling 120,000 square feet.  The Company has announced the plans to close the following ten under-performing stores during fiscal 2008:

Locations to Close	City	Square Feet
Chesterfield Town Center	Richmond, Virginia	110,000
Towne Mall	Franklin, Ohio	113,000
Knoxville Center	Knoxville, Tennessee	115,000
Hickory Hollow Mall	Antioch, Tennessee	200,000
Eastland Mall (clearance center)	Charlotte, North Carolina	162,000
Crossroads Mall	Omaha, Nebraska	200,000
Valley View Mall	Dallas, Texas	300,000
Boulevard Mall	Las Vegas, Nevada	200,000
Palm Beach Mall	West Palm Beach, Florida	200,000
Columbia Place	Columbia, South Carolina	180,000
Total square footage to close		1,780,000

The Company remains committed to aggressively closing under-performing stores under the right terms and is expecting to announce additional closures during fiscal 2008.

Cash used in financing activities for the six months ended August 2, 2008 totaled $31.1 million compared to cash provided by financing activities of $68.5 million for the six months ended August 4, 2007.  This decrease of cash flow was primarily due to a smaller increase in short-term borrowings and purchases of treasury stock.

Index

During the six months ended August 2, 2008 and August 4, 2007, the Company made principal payments on long-term debt and capital leases of $97.6 million and $102.5 million, respectively, at their normal maturities.  No debt was repurchased during the six months ended August 2, 2008 and August 4, 2007.

During the six months ended August 2, 2008, the Company repurchased 1,826,600 shares of Class A Common Stock for $17.4 million at an average price of $9.55 per share under its $200 million program, which was authorized by the board of directors in November 2007.  Approximately $182.6 million in share repurchase authorization remained under this open-ended plan at August 2, 2008.  No shares were repurchased during the six months ended August 4, 2007 under previous plans.

The Company had cash on hand of $108 million as of August 2, 2008.  As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.0 billion at August 2, 2008.  Borrowings of $285.0 million were outstanding and letters of credit totaling $95.5 million were issued under this credit agreement leaving unutilized availability under the facility of $637.5 million as of August 2, 2008.

During fiscal 2008, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak funding requirements of approximately $500 million during fiscal 2008.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under the caption "Contractual Obligations and Commercial Commitments" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.

NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity's financial statements.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company expects that the adoption of SFAS 161 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  The Company expects that the adoption of SFAS 141(R) will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160").  SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects that the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

Index

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective February 3, 2008, and the Company has elected not to measure any financial instruments or certain other items at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this portion of the statement did not have a material impact on the Company's consolidated financial statements.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts.  Some examples of forward-looking statements contained in this report are:  the Company's plans to close under-performing stores, to reduce capital expenditures, to reduce operating expenses, and to make changes to its merchandise mix; opinions on the potential effects of disposition of legal proceedings and tax matters; the estimated effective income tax rate; estimates of peak borrowing requirements and estimates provided under "2008 Guidance".  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.  Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security issues; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.  The Company's filings with the Securities and Exchange Commission, including its report on From 10-K for the fiscal year ended February 2, 2008, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Index

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the information set forth under caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 4.  Controls and Procedures

The Company maintains "disclosure controls and procedures", as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 2, 2008, the Company carried out an evaluation, with the participation of Company's management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company's "disclosure controls and procedures" pursuant to Securities Exchange Act Rule 13a-15.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended August 2, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 11, 2008, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption "Item 1A-Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 4, 2008 through May 31, 2008	-	$-	-	$200,000,000
June 1, 2008 through July 5, 2008	-	-	-	200,000,000
July 6, 2008 through August 2, 2008	1,826,600	9.55	1,826,600	182,558,219
Total	1,826,600	$9.55	1,826,600	$182,558,219

In November 2007, the Company's board of directors authorized the Company to repurchase up to $200 million of the Company's Class A Common Stock.  The plan has no expiration date.

Item 3.  Defaults upon Senior Securities

None.

Index

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 17, 2008.  The matters submitted to a vote of the stockholders were as follows:

	Votes For	Votes Against	Votes Abstained

Election of Directors
Class A Nominees
James Haslam	47,457,855	3,118,207	0
Brad Martin	47,452,013	3,124,049	0
Frank Mori	47,285,089	3,290,973	0
Nick White	47,266,457	3,309,605	0

Class B Nominees
Robert C. Connor	4,010,568	0	0
Drue Corbusier	4,010,568	0	0
Alex Dillard	4,010,568	0	0
William Dillard, II	4,010,568	0	0
Mike Dillard	4,010,568	0	0
James I. Freeman	4,010,568	0	0
Peter Johnson	4,010,568	0	0
Warren A. Stephens	4,010,568	0	0

Other Proposals
Ratification of Auditors	53,903,671	246,054	436,905

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Six Months Ended		Fiscal Years Ended

August 2, 2008A	August 4, 2007	February 2, 2008	February 3, 2007B	January 28, 2006	January 29, 2005	January 31, 2004

(0.02)	1.28	1.54	3.34	2.01	2.12	1.05

A The earnings were insufficient to cover fixed charges by approximately $57.7 million.
B 53 weeks

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

DILLARD'S, INC.
(Registrant)

Date: September 11, 2008	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)