Form 10-Q
period 2008-11-01
DILLARDS INC
filed 2008-12-09
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 29, 2008     69,443,560
CLASS B COMMON STOCK as of November 29, 2008       4,010,929

Index

DILLARD’S, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	November 1, 2008	February 2, 2008	November 3, 2007
Assets			(As restated. See Note 1)
Current assets:
Cash and cash equivalents	$76,995	$88,912	$73,038
Accounts receivable	80,138	10,880	9,985
Merchandise inventories	2,242,710	1,779,279	2,363,176
Current deferred taxes	15,967	-	-
Other current assets	90,753	66,117	59,915

Total current assets	2,506,563	1,945,188	2,506,114

Property and equipment, net	3,119,772	3,190,444	3,265,459
Goodwill	31,912	31,912	31,912
Other assets	144,623	170,585	169,790

Total assets	$5,802,870	$5,338,129	$5,973,275

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,272,145	$753,309	$1,309,806
Current portion of capital lease obligations	1,687	2,613	2,845
Current portion of long-term debt	125,518	196,446	96,430
Other short-term borrowings	360,000	195,000	340,000
Federal and state income taxes including current deferred taxes	-	36,802	5,477

Total current liabilities	1,759,350	1,184,170	1,754,558

Long-term debt	758,107	760,165	860,345
Capital lease obligations	24,529	25,739	26,214
Other liabilities	224,813	217,403	223,198
Deferred income taxes	436,735	436,541	436,684
Guaranteed preferred beneficial interests in the Company's subordinated debentures	200,000	200,000	200,000

Stockholders' equity:
Common stock	1,206	1,205	1,205
Additional paid-in capital	781,055	778,987	779,225
Accumulated other comprehensive loss	(20,937)	(22,211)	(19,946)
Retained earnings	2,580,013	2,680,690	2,636,352
Less treasury stock, at cost	(942,001)	(924,560)	(924,560)

Total stockholders’ equity	2,399,336	2,514,111	2,472,276

Total liabilities and stockholders’ equity	$5,802,870	$5,338,129	$5,973,275

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales	$1,508,230	$1,633,443	$4,791,607	$5,044,930
Service charges and other income	37,826	40,716	114,549	117,766

	1,546,056	1,674,159	4,906,156	5,162,696

Cost of sales	1,046,428	1,070,661	3,294,096	3,325,431
Advertising, selling, administrative and general expenses	490,663	521,001	1,450,912	1,516,148
Depreciation and amortization	67,117	75,043	212,213	224,838
Rentals	13,997	13,952	44,116	40,707
Interest and debt expense, net	22,000	23,121	67,139	66,598
Gain on disposal of assets	(7,281)	(11,724)	(25,282)	(12,307)
Asset impairment and store closing charges	9,269	3,666	20,003	4,354

Loss before income taxes and equity in earnings of joint ventures	(96,137)	(21,561)	(157,041)	(3,073)
Income taxes (benefit)	(38,900)	(6,830)	(64,550)	1,210
Equity in earnings of joint ventures	1,167	3,390	774	10,700

Net (loss) income	(56,070)	(11,341)	(91,717)	6,417

Retained earnings at beginning of period	2,639,021	2,650,755	2,680,690	2,640,224
Cash dividends declared	(2,938)	(3,062)	(8,960)	(9,486)
Cumulative effect of accounting change related to adoption of FIN 48	-	-	-	(803)

Retained earnings at end of period (as restated)	$2,580,013	$2,636,352	$2,580,013	$2,636,352

(Loss) earnings per share:
Basic	$(0.76)	$(0.15)	$(1.23)	$0.08

Diluted	$(0.76)	$(0.15)	$(1.23)	$0.08

Cash dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	November 1, 2008	November 3, 2007

Operating Activities:
Net (loss) income	$(91,717)	$6,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	213,619	226,294
Share-based compensation	17	62
Excess tax benefits from share-based compensation	-	(577)
Gain from hurricane insurance proceeds	-	(18,181)
Proceeds from hurricane insurance	-	5,881
Asset impairment and store closing charges	20,003	4,354
Loss on disposal of hurricane assets	3,921	-
(Gain) loss on disposal of property and equipment	(25,282)	1,803
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,604	523
Increase in merchandise inventories and other current assets	(496,380)	(601,447)
Decrease (increase) in other assets	11,358	(2,978)
Increase in trade accounts payable and accrued expenses,other liabilities and income taxes	401,941	433,740

Net cash provided by operating activities	41,084	55,891

Investing Activities:
Purchases of property and equipment	(161,715)	(326,855)
Proceeds from hurricane insurance	-	16,101
Proceeds from disposal of property and equipment	64,528	12,314
Acquisition, net of cash acquired	4,320	-

Net cash used in investing activities	(92,867)	(298,440)

Financing Activities:
Principal payments of long-term debt and capital lease obligations	(98,622)	(103,419)
Increase in short-term borrowings	165,000	340,000
Proceeds from issuance of common stock	-	6,028
Excess tax benefits from share-based compensation	-	577
Cash dividends paid	(8,960)	(9,486)
Purchase of treasury stock	(17,441)	(111,591)
Payment of line of credit fees and expenses	(111)	(516)

Net cash provided financing activities	39,866	121,593

Decrease in cash and cash equivalents	(11,917)	(120,956)
Cash and cash equivalents, beginning of period	88,912	193,994

Cash and cash equivalents, end of period	$76,995	$73,038

Non-cash transactions:
Accrued capital expenditures	9,357	18,801
Property and equipment financed by note payable	23,573	-
Stock awards	2,051	-

See notes to condensed consolidated financial statements.

Index

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, each as promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended November 1, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 due to the seasonal nature of the business.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission on April 2, 2008.

Restatement – As previously reported in Note 2 of the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission on April 2, 2008, property and equipment, deferred income taxes and retained earnings were restated on the Company’s Condensed Consolidated Balance Sheet as of February 3, 2007.  The Company identified an error in accounting for its share of the equity in earnings of CDI Contractors LLC (“CDI”), a former 50%-owned, equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company.  The Company discovered that CDI had recorded profit on the Company’s construction projects in excess of what CDI had previously reported and which, therefore, was not properly eliminated.

The following table reflects the effects of the restatement on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Retained Earnings as of November 3, 2007 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Property and equipment, net	$3,276,739	$(11,280)	$3,265,459
Total assets	5,984,555	(11,280)	5,973,275
Deferred income taxes	440,800	(4,116)	436,684
Retained earnings	2,643,516	(7,164)	2,636,352
Total stockholders’ equity	2,479,440	(7,164)	2,472,276
Total liabilities and stockholders’ equity	5,984,555	(11,280)	5,973,275

Note 2.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and nine months ended November 1, 2008 and November 3, 2007.

Stock option transactions for the three months ended November 1, 2008 are summarized as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	5,261,375	$25.92
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	5,261,375	$25.92
Options exercisable at period end	5,261,375	$25.92

At November 1, 2008, the intrinsic value of outstanding stock options and exercisable stock options was $0.

Index

Note 3.  Acquisition

On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company, for a cash purchase price of $9.8 million.  This acquisition was accounted for under the purchase method and, accordingly, the purchase price has been allocated to CDI’s assets and liabilities based on their estimated fair values as of the date of purchase (“consolidation date”), and CDI’s results of operations have been included in the Company’s results of operations since the consolidation date.  The Company is in the process of completing the valuation of the assets and liabilities; however, since the purchase price approximates the book value, the Company does not expect that adjustments to the initial estimates of fair value of identified intangible assets will be material.  The assets acquired of $92.0 million primarily related to accounts receivable ($72.9 million), and the liabilities assumed of $82.2 million consisted of accounts payable.

Note 4.  Business Segments

Subsequent to the acquisition of CDI, the Company operated in two business segments.  These segments include the operation of retail department stores and a general contracting construction company.  Included in the Company’s condensed consolidated statements of operations for the three and nine months ended November 1, 2008 were construction segment revenues of $28.2 million and income before income taxes and equity in earnings of joint ventures of $0.3 million.  Construction segment assets of $91.6 million were included in the Company’s condensed consolidated balance sheet as of November 1, 2008.

Note 5.  Asset Impairment and Store Closing Charges

During the three months ended November 1, 2008, the Company recorded a pretax charge of $9.3 million for asset impairment and store closing costs related to the accrual of rent and property taxes for a store closed during the quarter and a write-down of property and equipment on a store closed in November and two stores scheduled to close by the end of fiscal 2008.

During the nine months ended November 1, 2008, the Company recorded a pretax charge of $20.0 million for asset impairment and store closing costs.  The Company recorded a pretax charge of $9.3 million for the costs mentioned above and $10.7 million for: (1) an accrual of rent and property taxes for one store closed during the period, (2) a write-down of property and equipment on three stores closed during the period and one store scheduled to close by the end of fiscal 2008 and (3) a write-down of equipment and an accrual of rent on a distribution center that was closed during the period.

During the three and nine months ended November 3, 2007, the Company recorded pretax expense of $3.7 million and $4.4 million, respectively, for asset impairment and store closing costs. The expense includes a $1.1 million accrual of rent on a store closed during the third quarter of 2007 and a $2.6 million write-off of goodwill for a store closed during 2007 where the projected cash flows were unable to sustain the amount of goodwill.

All asset impairment and store closing charges recorded during the three and nine-month periods ended November 1, 2008 and November 3, 2007 related to retail department store operations.

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended November 1, 2008:

(in thousands)	Balance Beginning of Year	Charges	Cash Payments	Balance November 1, 2008
Rent, property taxes and utilities	$4,355	$3,939	$2,651	$5,643

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Index

Note 6.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Basic:
Net (loss) income	$(56,070)	$(11,341)	$(91,717)	$6,417

Weighted average shares of common stock outstanding	73,454	77,919	74,553	79,486
Basic (loss) earnings per share	$(0.76)	$(0.15)	$(1.23)	$0.08

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Diluted:
Net (loss) income	$(56,070)	$(11,341)	$(91,717)	$6,417

Weighted average shares of common stock outstanding	73,454	77,919	74,553	79,486
Effect of dilutive securities:
Stock options	-	-	-	930
Total weighted average equivalent shares	73,454	77,919	74,553	80,416
Diluted (loss) earnings per share	$(0.76)	$(0.15)	$(1.23)	$0.08

Total stock options outstanding were 5,261,375 and 5,712,194 at November 1, 2008 and November 3, 2007, respectively.  No stock options were included in the computations of diluted earnings per share for the three and nine months ended November 1, 2008 and the three months ended November, 3, 2007 because they would be antiduilutive due to the net losses.

Note 7.  Comprehensive (Loss) Income

Comprehensive (loss) income only consists of the minimum pension liability, which is calculated as of the last day of the Company’s fiscal year.  The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net (loss) income	$(56,070)	$(11,341)	$(91,717)	$6,417
Other comprehensive income:
Amortization of minimum pension liability adjustment, net of taxes	425	427	1,274	1,282
Total comprehensive (loss) income	$(55,645)	$(10,914)	$(90,443)	$7,699

Note 8.  Commitments and Contingencies

Various legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

Index

At November 1, 2008, letters of credit totaling $93.2 million were issued under the Company’s $1.2 billion revolving credit facility.

Note 9.  Benefit Plans

The Company has a nonqualified defined benefit plan for its officers.  The plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The pension plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the pension plan of $1.0 million and $2.9 million during the three and nine months ended November 1, 2008, respectively.  The Company expects to make a contribution to the pension plan of approximately $1.1 million for the remainder of fiscal 2008.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Components of net periodic benefit costs:
Service cost	$626	$517	$1,877	$1,551
Interest cost	1,764	1,500	5,292	4,501
Net actuarial loss	513	518	1,540	1,553
Amortization of prior service cost	157	157	470	471
Net periodic benefit costs	$3,060	$2,692	$9,179	$8,076

Note 10.  Recently Issued Accounting Standards

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

Note 11.  Revolving Credit Agreement

At November 1, 2008, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.  Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (3.58% at November 1, 2008) subject to certain availability thresholds as defined in the credit agreement.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.2 billion at November 1, 2008.  Borrowings of $360.0 million were outstanding and letters of credit totaling $93.2 million were issued under this credit agreement leaving unutilized availability under the facility of $746.8 million at November 1, 2008.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 12.  Share Repurchase Program

In November 2007, the Company was authorized by its board of directors to repurchase up to $200 million of its Class A Common Stock under another open-ended plan (“2007 plan”).  No repurchases were made during the three months ended November 1, 2008 under the 2007 plan.  During the nine months ended November 1, 2008, the Company repurchased 1,826,600 shares of Class A Common Stock for $17.4 million at an average price of $9.55 per share leaving $182.6 million in share repurchase authorization remaining under the 2007 plan at November 1, 2008.

In May 2005, the Company was authorized by its board of directors to repurchase up to $200 million of its Class A Common Stock an open-ended plan (“2005 plan”).  During the three and nine months ended November 3, 2007, the Company repurchased approximately 5.2 million shares for $111.6 million which completed the authorization under the 2005 plan.

Note 13.  Gain on Disposal of Assets

During the three and nine months ended November 1, 2008, the Company sold its store location at Rivercenter in San Antonio, Texas for $8.0 million.  A gain of $7.2 million was recognized related to the sale and was recorded in gain on disposal of assets.

During the nine months ended November 1, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit.  The Company then sold the aircraft for $44.5 million.  A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

During the three and nine months ended November 3, 2007, the Company recorded pretax gains of $11.1 million and $14.1 million, respectively, relating to reimbursement for property damages incurred during the 2005 hurricane season as the Company completed the cleanup of the damaged location during the year.  The gains were recorded in gain on disposal of assets.

Index

During the nine months ended November 3, 2007, the Company sold its properties in Longmont, Colorado and Richardson, Texas for $5.8 million, resulting in a net loss of $2.5 million on the sales.  The net loss was recorded in gain on disposal of assets.

Note 14.  Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of November 1, 2008 was $27.4 million, of which $19.5 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of November 1, 2008 was $9.5 million.

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

The federal and state income tax rates were approximately 41.0% and 37.6% for the three months ended November 1, 2008 and November 3, 2007, respectively.  During the three months ended November 1, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $1.2 million and included the net recognition of tax benefits of approximately $1.5 million for the change in a capital loss valuation allowance due to capital gain income, $0.9 million due to tax credits, and $4.5 million primarily due to the change in a capital loss valuation allowance due to capital gain income and additional tax credits on prior year tax returns.  During the three months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $1.3 million and included recognition of tax benefits of approximately $1.6 million due to additional tax credits on prior year tax returns.

The federal and state income tax rates were approximately 41.3% and 15.9% for the nine months ended November 1, 2008 and November 3, 2007, respectively.  During the nine months ended November 1, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $1.6 million and included the net recognition of tax benefits of approximately $5.1 million for the change in a capital loss valuation allowance due to capital gain income, $1.6 million due to tax credits, and $4.8 million primarily due to the change in a capital loss valuation allowance due to capital gain income and additional tax credits on prior year tax returns.  During the nine months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $2.2 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income, $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period, and $1.6 million due to additional tax credits on prior year tax returns.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us” or “our”) operated 317 Dillard’s locations and seven clearance centers spanning 29 states as of November 1, 2008 as well as an internet store at www.dillards.com.  Our stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel and home furnishings.  We offer an appealing and attractive assortment of merchandise to our customers at a fair price.  We seek to enhance our income by maximizing the sale of this merchandise to our customers.  We do this by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

Fundamentally, our business model is to offer the customer a compelling price/value relationship through the combination of high quality, fashionable products at a competitive price.  We seek to deliver a high level of profitability and cash flow.

The oppressive economic environment clearly weighed heavily on our results during the third quarter.  We continue to take aggressive action to navigate these challenging times.  We announced the closure of 21 under-performing stores during 2008, dramatically reduced capital spending for 2008 and 2009 and are executing appropriate operating expense reduction measures throughout the Company.  These efforts are not only designed to weather near-term economic uncertainty but also to position Dillard’s well for the long term.

Highlights of the Company’s key financial strengths include:

•
Dillard’s maintains a $1.2 billion revolving credit facility with JP Morgan Chase Bank as the lead agent.  The credit agreement expires December 12, 2012 and there are no financial covenants under this facility provided availability exceeds $100 million.  Availability on the credit facility following the Company’s peak borrowing requirement remained well in excess of $500 million.

•	Total maturities of long-term debt in 2009 and 2010 are less than $26 million.

•	Dillard’s owns approximately 86% of its total store square footage.

•	The closure of 21 under-performing stores will result in over $50 million reduction in working capital requirement for 2009.

•
Capital expenditures in 2009 are expected to be approximately $120 million compared to approximately $192 million in 2008 primarily as a result of dramatically reduced store opening activity.  Dillard’s will begin construction of three stores during 2009 with one opening in 2009 and the other two opening in February and March of 2010.  Dillard’s opened 10 new stores in 2008.

•
Dillard’s recently announced a strategic staff reduction of approximately 8% of its salaried associates as part of its ongoing efforts to reduce operating expenses.  The positions were comprised mainly of salaried managers and support professionals including 60 in the Company’s Little Rock, Arkansas headquarters.

•
Dillard’s expects approximately $100 million in savings in operating expenses (advertising, selling, administrative and general or “S G & A” expenses) in 2008 as a result of recent expense cutting measures.  Management estimates additional S G & A savings in 2009 to be approximately $70 million as a result of recent actions including the recently-announced strategic staff reduction.

Noteworthy items for the three months ended November 1, 2008 include:

•
Asset impairment and store closing charges of $9.3 million were recorded for one store closed during the quarter, one store closed during November and two stores scheduled to close by the end of fiscal 2008.

•	A gain of $7.2 million was recognized related to the sale of the Company’s store location at Rivercenter in San Antonio, Texas.

Index

•	$4.4 million of hurricane losses and remediation expenses were recognized related to Hurricane Ike which occurred in September of 2008.

•
The Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company.

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

(in millions of dollars)	2008 Estimated	2007 Actual

Depreciation and amortization	$280	$299
Rental expense	62	60
Interest and debt expense, net	90	92
Capital expenditures	192	396

Index

General

Net sales.  Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on CDI contracts.  Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year.  Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance between the Company and GE Consumer Finance (“GE”).  Other income relates to rental income, shipping and handling fees and lease income on leased departments.

Cost of sales. Cost of sales includes the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel.  Cost of sales also includes CDI contracts costs, which comprise all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

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

Index

Merchandise inventory.  Approximately 98% of the inventories are valued at the lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories.  RIM is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.  Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued at the lower of cost or market using the specific identified cost method.  A 1% change in markdowns would have impacted net loss by approximately $2 million and $8 million for the three and nine months ended November 1, 2008, respectively.

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $6.2 million and $7.4 million as of November 1, 2008 and November 3, 2007, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the three and nine months ended November 1, 2008 and November 3, 2007.

The Company’s share of income earned under the long-term marketing and servicing alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income.  The Company received income of approximately $81.2 million and $89.2 million from GE during the nine months ended November 1, 2008 and November 3, 2007, respectively.  Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

Profits from CDI construction contracts and construction joint ventures are generally recognized by applying percentages of completion for each period to the total estimated profits for the respective contracts.  The length of contract varies but is typically nine to eighteen months.  The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.

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

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.  All other merchandise vendor allowances are recognized as a reduction of cost purchases when received.  Accordingly, a reduction or increase in vendor concessions has an inverse impact on cost of sales and/or selling and administrative expenses.  The amounts recognized as a reduction in cost of sales have not varied significantly during the three and nine months ended November 1, 2008 and November 3, 2007.

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of November 1, 2008 and November 3, 2007, insurance accruals of $56.8 million and $57.0 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the three and nine months ended November 1, 2008 and November 3, 2007.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.  The total amount of unrecognized tax benefits as of November 1, 2008 was $27.4 million, of which $19.5 million would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of November 1, 2008 was $9.5 million.

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

Index

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.5	2.4	2.3

	102.5	102.5	102.4	102.3

Cost of sales	69.4	65.5	68.7	65.9
Advertising, selling, administrative and general expenses	32.5	31.9	30.3	30.1
Depreciation and amortization	4.5	4.6	4.4	4.4
Rentals	0.9	0.9	0.9	0.8
Interest and debt expense, net	1.5	1.4	1.4	1.3
Gain on disposal of assets	(0.5)	(0.7)	(0.5)	(0.2)
Asset impairment and store closing charges	0.6	0.2	0.4	0.1

(Loss) income before income taxes and equity in earnings of joint ventures	(6.4)	(1.3)	(3.2)	(0.1)
Income taxes (benefit)	(2.6)	(0.4)	(1.3)	0.0
Equity in earnings of joint ventures	0.1	0.2	0.0	0.2

Net (loss) income	(3.7)%	(0.7)%	(1.9)%	0.1%

Index

Net Sales

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change
Net sales:
Three Months	$1,508,230	$1,633,443	$(125,213)
Nine Months	4,791,607	5,044,930	(253,323)

The percent change by category in the Company’s merchandise sales for the three and nine months ended November 1, 2008 compared to the three and nine months ended November 3, 2007 is as follows:

	% Change 08-07
	Three Months	Nine Months
Cosmetics	(9.0)%	(4.0)%
Ladies’ apparel and accessories	(9.9)	(4.6)
Juniors’ and children’s apparel	(14.4)	(10.0)
Men’s apparel and accessories	(9.2)	(5.8)
Shoes	(6.5)	(4.1)
Home and furniture	(9.5)	(10.3)

The percent change by region in the Company’s total merchandise sales for the three and nine months ended November 1, 2008 compared to the three and nine months ended November 3, 2007 is as follows:

	% Change 08-07
	Three Months	Nine Months
Eastern	(11.7)%	(7.6)%
Central	(8.0)	(4.0)
Western	(9.9)	(6.3)

Net sales, exclusive of adjustments to the sales reserve and CDI sales, declined 10% in total stores and 9% in comparable stores during the three months ended November 1, 2008 compared to the three months ended November 3, 2007.  All product categories experienced sales declines with the most significant declines noted in the juniors’ and children’s apparel category.

Net sales, exclusive of adjustments to the sales reserve and CDI sales, declined 6% in both total and comparable stores during the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007.  All product categories experienced sales declines with the most significant declines noted in the home and furniture and the junior’s and children’s apparel category.

During the three and nine months ended November 1, 2008, merchandise sales were above the average performance trend in the Central region, were slightly below trend in the Western region and were below trend in the Eastern region.

In response to the current economy, GE Consumer Finance (“GE”), the issuer of Dillard’s proprietary credit cards, has informed the Company that they have reduced spending limits and strengthened authorization strategies, which could negatively impact credit sales and income and cash flows derived from the proprietary credit card program.

Index

Service Charges and Other Income

(in thousands of dollars)	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	$ Change 08-07	$ Change 08-07
Leased department income	$2,932	$3,158	$9,476	$8,365	$(226)	$1,111
Income from GE marketing and servicing alliance	27,705	30,664	81,183	89,158	(2,959)	(7,975)
Other	7,189	6,894	23,890	20,243	295	3,647
Total	$37,826	$40,716	$114,549	$117,766	$(2,890)	$(3,217)

Service charges and other income decreased for the three and nine months ended November 1, 2008 compared to the three and nine months ended November 3, 2007 primarily as a result of a reduction of the income from the marketing and servicing alliance with GE.  This reduction was primarily caused by a lower penetration rate of Dillard’s branded proprietary credit card.  The nine-month decrease was partially offset by an increase in leased department income over the prior year.

Gross Margin/Cost of Sales

Cost of sales increased to 69.4% of net sales for the three months ended November 1, 2008 from 65.5% for the three months ended November 1, 2007.   The gross margin decline of 390 basis points of sales was primarily driven by higher markdowns as the Company worked during the quarter to control inventory levels in a notably difficult sales environment.  In anticipation of the weakened economy, the Company purchased less inventory for 2008 compared to 2007.  Gross margin declined in all merchandise categories; cosmetics experienced only a slight decline while the largest declines were noted in the home and furniture and ladies’ apparel and accessories categories.

Cost of sales increased to 68.7% of net sales for the nine months ended November 1, 2008 from 65.9% for the nine months ended November 3, 2007.  The gross margin decline of 280 basis points of sales was primarily driven by higher markdowns.  All merchandise categories experienced declines, except cosmetics remained flat.  The weakest performances were noted in the home and furniture, ladies’ apparel and accessories and juniors’ and children’s apparel categories.

Inventory levels decreased 5% in total stores and 7% in comparable stores as of November 1, 2008 compared to November 3, 2007.

Advertising, Selling, Administrative and General Expenses

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change	% Change
SG&A:
Three Months	$490,663	$521,001	$(30,338)	(5.8)%
Nine Months	1,450,912	1,516,148	(65,236)	(4.3)

SG&A as a percentage of net sales:
Three Months	32.5%	31.9%	-	-
Nine Months	30.3	30.1	-	-

The three-month dollar decline of advertising, selling, administrative and general expenses (“SG&A”) was primarily a result of savings in payroll and related payroll taxes ($17.4 million), advertising ($8.8 million), services purchased ($5.6 million) and supplies ($3.0 million) partially offset by hurricane-related expenses ($4.4 million) incurred during the current year.

Index

The nine-month dollar decline of SG&A expenses was primarily a result of savings in payroll and related payroll taxes ($41.5 million), advertising ($13.7 million), supplies ($8.9 million), services purchased ($8.8 million) and insurance ($3.7 million) partially offset by higher utility costs ($6.7 million) and hurricane-related expenses ($4.4 million).

SG&A as a percent of sales increased for the three and nine-month periods due to a lack of sales leverage in 2008.

Depreciation and Amortization Expense

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change	% Change
Depreciation and amortization expense:
Three Months	$67,117	$75,043	$(7,926)	(10.6)%
Nine Months	212,213	224,838	(12,625)	(5.6)

The decrease of depreciation and amortization expense was primarily due to the Company’s shift from purchasing new equipment to leasing new equipment, which began in the second quarter of 2007, and to the Company’s continued efforts to reduce capital expenditures.

Rentals

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change	% Change
Rentals:
Three Months	$13,997	$13,952	$45	0.3%
Nine Months	44,116	40,707	3,409	8.4

The increase in rentals for the nine-month period is mainly due to the increase of leased equipment.

Interest and Debt Expense, Net

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change	% Change
Interest and debt expense, net:
Three Months	$22,000	$23,121	$(1,121)	(4.8)%
Nine Months	67,139	66,598	541	0.8

The decrease of net interest and debt expense for the three-month period is primarily attributable to a lower average interest rate and lower average debt levels partially offset by a decrease in capitalized interest.  Total weighted average debt outstanding over the three-month period of 2008 decreased approximately $39.9 million compared to the same three-month period of 2007.

The increase of net interest and debt expense for the nine-month period is primarily attributable to lower interest income and lower capitalized interest partially offset by a lower average interest rate.  Total weighted average debt outstanding over the nine-month period of 2008 increased approximately $8.5 million compared to the same nine-month period of 2007.

Index

Gain on Disposal of Assets

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change
Gain on disposal of assets:
Three Months	$7,281	$11,724	$(4,443)
Nine Months	25,282	12,307	12,975

During the three and nine months ended November 1, 2008, the Company sold its store location at Rivercenter in San Antonio, Texas for $8.0 million.  A gain of $7.2 million was recognized related to the sale.

During the nine months ended November 1, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit.  The Company then sold the aircraft for $44.5 million.  A gain of $17.6 million was recognized related to the sale.

During the three and nine months ended November 3, 2007, the Company recorded pretax gains of $11.1 million and $14.1 million, respectively, relating to reimbursement for property damages incurred during the 2005 hurricane season as the Company completed the cleanup of the damaged location during the year.

During the nine months ended November 3, 2007, the Company sold its properties in Longmont, Colorado and Richardson, Texas for $5.8 million, resulting in a net loss of $2.5 million on the sales.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change
Asset impairment and store closing charges:
Three Months	$9,269	$3,666	$5,603
Nine Months	20,003	4,354	15,649

During the three months ended November 1, 2008, the Company recorded a pretax charge of $9.3 million for asset impairment and store closing costs related to the accrual of rent and property taxes for a store closed during the quarter and a write-down of property and equipment on a store closed in November and two stores scheduled to close by the end of fiscal 2008.

During the nine months ended November 1, 2008, the Company recorded a pretax charge of $20.0 million for asset impairment and store closing costs.  The Company recorded a pretax charge of $9.3 million for the costs mentioned above and $10.7 million for: (1) an accrual of rent and property taxes for one store closed during the period, (2) a write-down of property and equipment on three stores closed during the period and one store scheduled to close by the end of fiscal 2008 and (3) a write-down of equipment and an accrual of rent on a distribution center that was closed during the period.

During the three and nine months ended November 3, 2007, the Company recorded pretax expense of $3.7 million and $4.4 million, respectively, for asset impairment and store closing costs. The expense includes a $1.1 million accrual of rent on a store closed during the third quarter of 2007 and a $2.6 million write-off of goodwill for a store closed during 2007 where the projected cash flows were unable to sustain the amount of goodwill.

In connection with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company is required to test goodwill for impairment annually, or between annual tests if an event occurs or circumstances indicate impairment may have occurred.  The Company performs its annual impairment testing of goodwill in the fourth quarter subsequent to completing its annual forecasting process. The Company is currently preparing its 2009 budgets and long-term financial projections, evaluating current industry trends and assessing the impact of the uncertainty in the financial markets.  If the Company has impairment upon completion of its SFAS 142 analysis, the resulting adjustment could have a significant impact on the Company’s results of operations for the fourth quarter of 2008, given that the Company has $31.9 million of goodwill, while cash flows would remain unaffected.

Index

In connection with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, the Company evaluates for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company’s annual results are subject to seasonal fluctuations. The Company’s fourth quarter revenue and operating income are historically the strongest and most significant.   A significant decline in operations or cash flows in the fourth quarter of 2008 and beyond may demonstrate a further need to impair certain long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.

Income Taxes

The federal and state income tax rates were approximately 41.0% and 37.6% for the three months ended November 1, 2008 and November 3, 2007, respectively.  During the three months ended November 1, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $1.2 million and included the net recognition of tax benefits of approximately $1.5 million for the change in a capital loss valuation allowance due to capital gain income, $0.9 million due to tax credits, and $4.5 million primarily due to the change in a capital loss valuation allowance due to capital gain income and additional tax credits on prior year tax returns.  During the three months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $1.3 million and included recognition of tax benefits of approximately $1.6 million due to additional tax credits on prior year tax returns.

The federal and state income tax rates were approximately 41.3% and 15.9% for the nine months ended November 1, 2008 and November 3, 2007, respectively.  During the nine months ended November 1, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $1.6 million and included the net recognition of tax benefits of approximately $5.1 million for the change in a capital loss valuation allowance due to capital gain income, $1.6 million due to tax credits, and $4.8 million primarily due to the change in a capital loss valuation allowance due to capital gain income and additional tax credits on prior year tax returns.  During the nine months ended November 3, 2007, income taxes included the net increase in FIN 48 liabilities of approximately $2.2 million and included recognition of tax benefits of approximately $0.3 million for the change in a capital loss valuation allowance due to capital gain income, $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period, and $1.6 million due to additional tax credits on prior year tax returns.

Our income tax rate for the remainder of fiscal 2008 is dependent upon results of operations and may change if the results for fiscal 2008 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2008 will approximate 37%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	November 1, 2008	February 2, 2008	$ Change	% Change

Cash and cash equivalents	$76,995	$88,912	$(11,917)	(13.4)%
Other short-term borrowings	360,000	195,000	165,000	84.6
Current portion of long-term debt	125,518	196,446	(70,928)	(36.1)
Long-term debt	758,107	760,165	(2,058)	(0.3)
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,399,336	2,514,111	(114,775)	(4.6)

Current ratio	1.42	1.64
Debt to capitalization	37.6%	35.0%

Index

(in thousands of dollars)	November 1, 2008	November 3, 2007	$ Change	% Change
		(As restated. See Note 1)

Cash and cash equivalents	$76,995	$73,038	$3,957	5.4%
Other short-term borrowings	360,000	340,000	20,000	5.9
Current portion of long-term debt	125,518	96,430	29,088	30.2
Long-term debt	758,107	860,345	(102,238)	(11.9)
Guaranteed preferred beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,399,336	2,472,276	(72,940)	(3.0)

Current ratio	1.42	1.43
Debt to capitalization	37.6%	37.7%

Net cash flows from operations decreased to $41.1 million during the nine months ended November 1, 2008 compared to $55.9 million for the nine months ended November 3, 2007.  This decrease of $14.8 million was largely a result of lower net income, as adjusted for non-cash items, of $99.6 million and hurricane insurance proceeds of $5.9 million that were received during the prior year relating to recovery from damages incurred during the hurricanes of 2005.  These decreases were partially offset by an increase of $90.7 million related to changes in working capital items, primarily of changes in inventory as the Company worked to control inventory levels and of changes in accounts payable and income tax accruals.

GE owns and manages the Company’s private label credit card business under a long-term marketing and servicing alliance (“alliance”) that expires in fiscal 2014.  The alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $81.2 million and $89.2 million from GE during the nine months ended November 1, 2008 and November 3, 2007, respectively.  Future cash flows under the alliance are difficult to predict.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the nine months ended November 1, 2008, the Company sold its store location at Rivercenter in San Antonio, Texas for $8.0 million.  A gain of $7.2 million was recognized related to the sale.

During the nine months ended November 1, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit.  The Company then sold the aircraft for $44.5 million.  A gain of $17.6 million was recognized related to the sale.

During the nine months ended November 1, 2008, the Company received an $11.0 million deposit towards the sale of a store expected to be completed during the fourth quarter of fiscal 2008, which will subsequently be leased back.

During the nine months ended November 3, 2007, the Company received insurance proceeds of $22.0 million related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.  A gain of $18.2 million was recognized related to these proceeds.

During the nine months ended November 3, 2007, the Company received proceeds of $5.8 million relative to the sale of properties located in Longmont, Colorado and Richardson, Texas.  A net loss of $2.5 million was recognized in conjunction with these sales.

Capital expenditures were $161.7 million and $326.9 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology.

Index

The Company expanded two locations totaling 100,000 square feet and opened the following ten locations during the nine months ended November 1, 2008:

New Locations	City	Square Feet
Market Street at Heath Brook	Ocala, Florida	126,000
Shops at Lake Havasu	Lake Havasu, Arizona	98,000
Shoppes at River Crossing	Macon, Georgia	162,000
Pier Park	Panama City Beach, Florida	126,000
Uptown Village at Cedar Hill	Cedar Hill, Texas	145,000
Edgewater Mall(1)	Biloxi, Mississippi	180,000
Shops at Wiregrass	Wesley Chapel, Florida	145,000
Anderson Mall	Anderson, South Carolina	126,000
Pearland Town Center	Pearland, Texas	140,000
Zona Rosa	Kansas City, Missouri	200,000
Total new square footage		1,448,000

(1) previously closed as a result of Hurricane Katrina

Capital expenditures for fiscal 2008 are expected to be approximately $192 million compared to actual expenditures of $396 million during fiscal 2007.  The reduction in capital expenditures is a part of the Company’s plan to control costs in 2008 given the weak economic environment.

During the nine months ended November 1, 2008, the Company closed the following locations:

Closed Locations	City	Square Feet
Indian Mall (clearance center)	Jonesboro, Arkansas	75,000
Turfland Mall	Lexington, Kentucky	214,000
Greeley Mall	Greeley, Colorado	124,000
McFarland Mall	Tuscaloosa, Alabama	180,000
Pine Ridge Mall	Pocatello, Idaho	120,000
Rivercenter	San Antonio, Texas	120,000
Chesterfield Town Center	Richmond, Virginia	110,000
Towne Mall	Franklin, Ohio	113,000
Knoxville Center	Knoxville, Tennessee	115,000
Eastland Mall (clearance center)	Charlotte, North Carolina	162,000
Crossroads Mall	Omaha, Nebraska	200,000
Mall of the Mainland*	Texas City, Texas	145,000
Total closed square footage		1,678,000

*damaged by Hurricane Ike

In November 2008, the Company also closed its locations at Metro North Mall in Kansas City, Missouri (161,000 square feet) and at Boulevard Mall in Las Vegas, Nevada (200,000 square feet).  The Company has announced the plans to close the following seven under-performing stores during fiscal 2008:

Locations to Close	City	Square Feet
Hickory Hollow Mall	Antioch, Tennessee	200,000
Valley View Mall	Dallas, Texas	300,000
Palm Beach Mall	West Palm Beach, Florida	200,000
Columbia Place	Columbia, South Carolina	180,000
Macon Mall	Macon, Georgia	175,000
Crossroads Mall	Oklahoma City, Oklahoma	124,000
Northwest Plaza	St. Ann, Missouri	209,000
Total square footage to close		1,388,000

The Company remains committed to closing under-performing stores under the right terms.

Index

On August 29, 2008, the Company purchased the remaining interest in CDI for a cash purchase price of $9.8 million.  This acquisition was accounted for under the purchase method and, accordingly, the results of operations have been included in the Company’s results of operations since the date of purchase and the purchase price has been allocated to CDI’s assets and liabilities based on their estimated fair values as of that date.  Upon recognition of the acquisition, the Company acquired $14.1 million in cash.

Cash provided by financing activities for the nine months ended November 1, 2008 totaled $39.9 million compared to $121.6 million for the nine months ended November 3, 2007.  This decrease of cash flow was primarily due to a smaller increase in short-term borrowings partially offset by fewer treasury stock purchases.

During the nine months ended November 1, 2008 and November 3, 2007, the Company made principal payments on long-term debt and capital leases of $98.6 million and $103.4 million, respectively, at their normal maturities.  No debt was repurchased during the nine months ended November 1, 2008 and November 3, 2007.

In November 2007, the Company was authorized by its board of directors to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“2007 plan”).  No repurchases were made during the three months ended November 1, 2008 under the 2007 plan.  During the nine months ended November 1, 2008, the Company repurchased 1,826,600 shares of Class A Common Stock for $17.4 million at an average price of $9.55 per share leaving $182.6 million in share repurchase authorization remaining under the 2007 plan at November 1, 2008.

In May 2005, the Company was authorized by its board of directors to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“2005 plan”).  During the three and nine months ended November 3, 2007, the Company repurchased approximately 5.2 million shares for $111.6 million which completed the authorization under the 2005 plan.

The Company had cash on hand of $77.0 million as of November 1, 2008.  As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.2 billion at November 1, 2008.  Borrowings of $360.0 million were outstanding and letters of credit totaling $93.2 million were issued under this credit agreement leaving unutilized availability under the facility of $746.8 million as of November 1, 2008.

During fiscal 2008, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company’s peak funding requirement during fiscal 2008 was approximately $562 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Index

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts.  Some examples of forward-looking statements contained in this report are:  estimates of expense savings and capital expenditures for 2008 and 2009, expected future store opening and closure activity; expected impact of disposition of legal proceedings, claims and tax matters and application of new accounting standards; the estimated effective income tax rate; expected peak borrowing requirements and availability under the revolving credit agreement; and estimates provided under “2008 Guidance”.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.  Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns and debt levels and in their ability to obtain credit and meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security issues; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.  The Company’s filings with the Securities and Exchange Commission, including its report on From 10-K for the fiscal year ended February 2, 2008, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

As of November 1, 2008, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer), and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 1, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 9, 2008, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Index

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 3, 2008 through August 30, 2008	-	$-	-	$182,558,219
August 31, 2008 through October 4, 2008	-	-	-	182,558,219
October 5, 2008 through November 1, 2008	-	-	-	182,558,219
Total	-	$-	-	$182,558,219

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

None.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Nine Months Ended		Fiscal Years Ended

November 1, 2008A	November 3, 2007	February 2, 2008	February 3, 2007B	January 28, 2006	January 29, 2005	January 31, 2004
(0.80)	1.01	1.54	3.34	2.01	2.12	1.05

A The earnings were insufficient to cover fixed charges by approximately $152.1 million.
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

DILLARD'S, INC.
(Registrant)

Date: December 9, 2008	/s/ James I. Freeman
James I. Freeman
Senior Vice-President & Chief Financial Officer
(Principal Financial and Accounting Officer)