Form 10-K
period 2009-01-31
DILLARDS INC
filed 2009-04-01
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 1-6140

DILLARD’S, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS 72201

(Address of principal executive offices)

(Zip Code)

(501) 376-5200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2008: $670,753,375.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2009:

CLASS A COMMON STOCK, $0.01 par value	69,443,560
CLASS B COMMON STOCK, $0.01 par value	4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2009 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

Dillard’s, Inc. (the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest apparel and home furnishing retailers. Our Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 31, 2009, we operated 315 Dillard’s stores offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company, for a cash purchase price of $9.8 million. CDI is a general contractor that also constructs stores for the Company. Based in Little Rock, Arkansas, CDI represented approximately 2% of the total assets of the consolidated Company at January 31, 2009. This purchase resulted in a new reportable segment.

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2008	Fiscal 2007	Fiscal 2006
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies’ apparel and accessories	37	37	36
Juniors’ and children’s apparel	9	9	10
Men’s apparel and accessories	18	18	18
Shoes	13	13	13
Home and furniture	7	8	8

	99	100	100
Construction segment	1	—	—

Total	100%	100%	100%

Our store base is diversified, with the character and culture of the community served determining the size of facility and, to a large extent, the merchandise mix presented. Most stores are located in suburban shopping malls. Our customers may also purchase merchandise on-line at our website, www.dillards.com, which features on-line gift registries and a variety of other services. We operate retail department stores located primarily in the southwest, southeast and midwest regions of the United States. The stores are located in 29 states, with 51 stores located in the western region, 119 stores in the eastern region and 145 stores in the central region.

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

Our merchandise selections include, but are not limited to, Dillard’s lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, Roundtree & Yorke and Daniel Cremieux. Dillard’s exclusive brand/private label merchandise program provides benefits for Dillard’s and our customers. Our customers receive fashionable, higher quality product often at a savings compared to national brands. Dillard’s private label merchandise program allows us to ensure Dillard’s high standards are achieved, while minimizing costs and differentiating our merchandise offerings from other retailers.

Dillard’s exclusive brands/private label merchandise program allows us to control quality and consistency of merchandise across seasons and items such that consumers know when they buy our exclusive brands that they are purchasing high quality, consistent, fashionable merchandise at a reasonable price. Such perception clearly furthers our reputation as an upscale department store.

We have made a significant investment in our trademark and license portfolio, in terms of design function, advertising, quality control, manufacturing process and quick response to market trends in a quality manufacturing environment. Dillard’s trademark registrations are maintained for so long as Dillard’s maintains the exclusive right to use the trademarks on the listed products.

Our merchandising, sales promotion and store operating support functions are conducted primarily at our corporate headquarters. Our back office sales support functions for the Company, such as accounting, product development, store planning and information technology, are centralized.

We have developed a knowledge of each of our trade areas and customer bases for our stores. This knowledge is enhanced through regular store visits by senior management and merchandising personnel and through the use of on-line merchandise information and is supported by our regional merchandising offices. We will continue to use existing technology and research to edit assortments by store to meet the specific preference, taste and size requirements of each local operating area.

Certain departments in our stores are licensed to independent companies in order to provide high quality service and merchandise where specialization, focus and expertise are critical. The licensed departments vary by store to complement our own merchandising departments. The principal licensed departments are fine jewelry and an upscale women’s apparel vendor in certain stores. The terms of the license agreements typically range between three and five years with one year renewals and require the licensee to pay for fixtures and provide its own employees. We regularly evaluate the performance of the licensed departments and require compliance with established customer service guidelines. The licensee for the fine jewelry department recently announced their intention to cease operation of all licensed outlets in 2009.

GE Consumer Finance (“GE”) owns and manages Dillard’s proprietary credit cards (“proprietary cards”) under a long-term marketing and servicing alliance (“Alliance”) that expires in fiscal 2014. GE establishes and owns proprietary card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Alliance, we receive on-going cash compensation from GE based upon the portfolio earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. Further pursuant to this agreement, we have no continuing involvement other than to honor the proprietary cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the proprietary cards and accept payments on the proprietary cards in our stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

We seek to expand the number and use of the proprietary cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are rewarded with certificates for discounts on later purchases. Proprietary card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts and advance notice of sale events. GE has created various loyalty programs that reward customers for frequency and volume of proprietary card usage.

Our earnings depend to a significant extent on the results of operations for the last quarter of our fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

As of January 31, 2009, we employed approximately 49,900 full-time and part-time associates, of which approximately 33% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.

We purchase merchandise from many suppliers, none of which accounted for more than 5% of our net purchases during 2008. We have no long-term purchase commitments or arrangements with any of our suppliers, and we do not believe we are dependent on any one supplier. We consider our relationships with our suppliers to be strong and mutually beneficial.

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal years 2008 and 2007 included 52 weeks, and fiscal year 2006 included 53 weeks.

For additional information with respect to our business, reference is made to information contained under the descriptions “Net sales,” “Net (loss) income,” and “Total assets” under Item 6 hereof.

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

The risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K for the year ended January 31, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed below do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, internet and mail-order retailers. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, price, quality, service and credit availability. We anticipate intense competition will continue. Some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

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

We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 95 facilities along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to “named storms”; therefore, repair and replacement costs will be borne by us for damage to any of these stores from “named storms”.

We rely on third party suppliers to obtain materials and provide production facilities from which we source our merchandise.

We may experience supply problems such as unfavorable pricing or untimely delivery of merchandise. The price and availability of materials from suppliers can be adversely affected by factors outside of our control, such as increased worldwide demand. Further, our suppliers who also serve the retail industry may experience financial difficulties due to a downturn in the industry or in other macroeconomic environments, such as credit markets, stifling their ability to obtain borrowed funds necessary to finance their operations. These supplier risks may have a material adverse effect on our business and results of operations.

We may evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a negative effect on revenues, costs and stock price.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. If customer demand decreases rapidly, our results of operations would also decline precipitously. These events and factors include:

•	changes in competitive and economic conditions generally;

•	variations in the timing and volume of our sales;

•	sales promotions by us or our competitors;

•	changes in average same-store sales and customer visits;

•	variations in the price, availability and shipping costs of supplies;

•	seasonal effects on demand for our products;

•	changes in the cost or availability of material or labor; and

•	weather and acts of God.

Litigation from customers, employees and others could harm our reputation and impact operating results.

Class action lawsuits have been filed, and may continue to be filed, from customers alleging discrimination. We are also susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store. Further, we may be subject to other claims in the future based on, among other things, employee discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and/or negatively impact operating results.

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

Variations in the amount of vendor allowances received could adversely impact our operating results.

We receive vendor allowances for advertising, payroll and margin maintenance that are a strategic part of our operations. A reduction in the amount of cooperative advertising allowances would likely cause us to consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase/decrease our expenditures and/or revenue. Decreased payroll reimbursements would cause payroll costs to rise, negatively impact operating income. A decline in the amount of margin maintenance allowances would increase cost of sales which would negatively impact gross margin and operating income.

A privacy breach could adversely affect our business, reputation and financial condition.

The protection of customer, employee and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We receive certain personal information about our customers and employees. In addition, our online operations at www.dillards.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, employees and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.

Changes in the income and cash flow from our long-term marketing and servicing alliance related to our proprietary credit cards could impact operating results and cash flows.

GE owns and manages our proprietary credit cards under a long-term marketing and servicing alliance (“Alliance”) that expires in fiscal 2014. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The income and cash flow that the Company receives from the Alliance is dependent upon a number of factors including the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts, GE’s ability to extend credit to our customers as well as GE’s funding costs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

The percentage-of-completion method of accounting for contract revenues may result in material adjustments, which could result in a charge against our earnings.

Our construction segment recognizes contract revenues using the percentage-of-completion method. Under this method, estimated contract revenues are recognized by applying the percentage of completion of the project for the period to the total estimated revenues for the contract. Estimated contract losses are recognized in full when determined. Total contract revenues and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments based upon the percentage of completion are reflected in contract revenues in the period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

All of our stores are owned by us or leased from third parties. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases. At January 31, 2009, we operated 315 stores in 29 states totaling approximately 54.2 million square feet of which we owned approximately 46.8 million square feet.

The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 31, 2009:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	11	10	—	—	1
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	9	8	1	—	—
Florida	46	41	—	5	—
Georgia	12	8	2	2	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	2	—	1	—
Indiana	3	3	—	—	—
Kansas	7	3	2	2	—
Kentucky	6	5	1	—	—
Louisiana	14	12	1	—	1
Missouri	11	8	1	2	—
Mississippi	6	4	1	1	—
Montana	3	2	1	—	—
North Carolina	16	14	1	1	—
Nebraska	3	2	1	—	—
New Mexico	6	2	3	—	1
Nevada	4	4	—	—	—
Ohio	16	10	6	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	11	8	1	1	1
Texas	59	41	11	1	6
Utah	6	4	2	—	—
Virginia	9	5	2	1	1
Wyoming	1	1	—	—	—

Total	315	243	42	18	12

At January 31, 2009, we operated six regional distribution facilities, one Internet fulfillment center, a principal executive office and the CDI Contractors, LLC executive office. Information regarding those properties is presented below:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Nashville, TN	285,000	Leased
Dillard’s Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned

Total		3,329,000

Additional information is contained in Notes 1, 4, 14, 15 and 16 of “Notes to Consolidated Financial Statements,” in Item 8 hereof.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. This litigation may relate to claims by customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of April 1, 2009, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the year ended January 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names and ages of all executive officers of the Registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship
William Dillard, II	64	Director; Chief Executive Officer	1998	None
Alex Dillard	59	Director; President	1998	Brother of William Dillard, II
Mike Dillard	57	Director; Executive Vice President	1984	Brother of William Dillard, II
G. Kent Burnett	64	Vice President	1980	None
Drue Corbusier	62	Director; Executive Vice President	1998	Sister of William Dillard, II
James I. Freeman	59	Director; Senior Vice President; Chief Financial Officer	1988	None
Steven K. Nelson	51	Vice President	1988	None
Robin Sanderford	62	Vice President	1998	None
Paul J. Schroeder	61	Vice President; General Counsel	1998	None
Burt Squires	59	Vice President	1984	None
Julie A. Taylor	57	Vice President	1998	None
David Terry	60	Vice President	1992	None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Class B Common Stock.

The high and low sales prices of the Company’s Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2008 and 2007 are presented in the table below:

	2008		2007		Dividends per Share
	High	Low	High	Low	2008	2007
First	$22.96	$14.79	$35.82	$31.70	$0.04	$0.04
Second	20.84	8.24	39.90	25.62	0.04	0.04
Third	14.67	3.34	26.40	19.68	0.04	0.04
Fourth	5.52	2.78	21.73	14.93	0.04	0.04

While the Company expects to continue its cash dividend policy during fiscal 2009, all subsequent dividends will be reviewed quarterly and declared by the Board of Directors.

As of February 28, 2009, there were 3,746 holders of record of the Company’s Class A Common Stock and 8 holders of record of the Company’s Class B Common Stock.

In November 2007, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date, and remaining availability pursuant to the Company’s share repurchase program is $182.6 million as of January 31, 2009. There were no issuer purchases of equity securities during the fourth quarter of 2008.

Company Performance

For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Department Stores Index. The cumulative total return on the Company’s Class A Common Stock assumes $100 invested in such stock on February 1, 2004 and assumes reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
Dillard’s, Inc.	$100.00	$176.28	$176.44	$239.62	$141.53	$30.43
S&P 500	100.00	141.88	158.42	181.81	178.47	108.06
S&P Supercomposite Department Stores	100.00	164.18	196.15	284.53	184.11	83.76

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

	2008	2007	2006*	2005	2004
	(Dollars in thousands of dollars, except per share data)
Net sales	$6,830,543	$7,207,417	$7,636,056	$7,551,697	$7,522,060
Percent change	-5%	-6%	1%	0%	-1%
Cost of sales	4,827,769	4,786,655	5,032,351	5,014,021	5,017,765
Percent of sales	70.7%	66.4%	65.9%	66.4%	66.7%
Interest and debt expense, net	88,821	91,556	87,642	105,570	139,056
(Loss) income before income taxes and equity in earnings of joint ventures	(380,005)	60,518	253,842	125,791	175,832
Income taxes (benefit)	(140,520)	13,010	20,580	14,300	66,885
Equity in earnings of joint ventures	(1,580)	6,253	12,384	9,994	8,719
Net (loss) income	(241,065)	53,761	245,646	121,485	117,666
Per diluted common share
Net (loss) income	(3.25)	0.68	3.05	1.49	1.41
Dividends	0.16	0.16	0.16	0.16	0.16
Book value	30.65	33.45	32.19	29.43	27.85
Average number of diluted shares outstanding	74,278,461	79,103,423	80,475,210	81,660,619	83,739,431
Accounts receivable (1)	87,998	10,880	10,508	12,523	9,651
Merchandise inventories	1,374,394	1,779,279	1,772,150	1,802,695	1,733,033
Property and equipment	2,973,151	3,190,444	3,146,626	3,147,623	3,169,476
Total assets	4,745,844	5,338,129	5,396,735	5,505,639	5,680,301
Long-term debt	757,689	760,165	956,611	1,058,946	1,322,824
Capital lease obligations	24,116	25,739	28,328	31,806	20,182
Other liabilities	220,911	217,403	206,122	259,111	269,056
Deferred income taxes	378,348	436,541	448,770	475,007	505,473
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders’ equity	2,251,115	2,514,111	2,579,789	2,333,377	2,317,533
Number of stores
Opened	10	9	8	9	8
Closed (2)	21	11	10	8	7
Total – end of year	315	326	328	330	329

*	53 weeks

(1)	As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company, on August 29, 2008.

(2)	One store in Biloxi, Mississippi, not in operation during fiscal 2007 and fiscal 2006 due to the hurricanes of 2005 and included in the 2006 closed store totals, was re-opened in early fiscal 2008.

The items below are included in the Selected Financial Data.

2008

The items below amount to a net $180.4 million pretax charge ($125.5 million after tax charge or $1.69 per share).

•

a $197.9 million pretax charge ($136.5 million after tax or $1.84 per share) for asset impairment and store closing charges related to certain stores (see Note 16 of the Notes to Consolidated Financial Statements).

•	a $7.3 million pretax charge ($4.6 million after tax or $0.06 per share) related to hurricane losses and remediation expenses incurred during the 2008 hurricane season.

•	a $24.8 million pretax gain ($15.6 million after tax or $0.21 per share) related to the sale of an aircraft and the sale of a store located in San Antonio, Texas.

2007

The items below amount to a net $2.3 million pretax charge ($10.7 million after tax gain or $0.13 per diluted share).

•

a $20.5 million pretax charge ($12.8 million after tax or $0.16 per diluted share) for asset impairment and store closing charges related to certain stores (see Note 16 of the Notes to Consolidated Financial Statements).

•

an $18.2 million pretax gain ($11.5 million after tax or $0.14 per diluted share) related to reimbursement for inventory and property damages incurred during the 2005 hurricane season (see Note 15 of the Notes to Consolidated Financial Statements).

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

•

a $6.5 million pretax gain ($4.0 million after tax or $0.05 per diluted share) related to proceeds received from the Visa Check/Mastermoney Antitrust litigation (see Note 14 of the Notes to Consolidated Financial Statements).

•

a $21.7 million pretax charge ($13.6 million after tax or $0.17 per diluted share) for a memorandum of understanding reached in a litigation case (see Note 14 of the Notes to Consolidated Financial Statements).

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

2005

The items below amount to a net $32.0 million pretax charge ($24.7 million after tax gain or $0.30 per diluted share).

•	a $61.7 million pretax charge ($39.6 million after tax or $0.49 per diluted share) for asset impairment and store closing charges related to certain stores).

•	a $29.7 million pretax gain ($18.9 million after tax or $0.23 per diluted share) related to hurricane recovery proceeds.

•	a $45.4 million tax benefit ($0.56 per diluted share) related to the sale of one of the Company’s subsidiaries.

2004

The items below amount to a net $64.5 million pretax gain ($42.1 million after tax or $0.50 per diluted share).

•	a pretax gain of $83.9 million ($53.7 million after tax or $0.64 per diluted share) pertaining to the Company’s sale of its private label credit card business to GE.

•	a $19.4 million pretax charge ($11.6 million after tax or $0.14 per diluted share) for asset impairment and store closing charges related to certain stores.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Dillard’s, Inc. operates 315 retail department stores in 29 states. In August of 2008, we purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company that is also a general contractor that constructs stores for the Company, creating a reportable segment separate from our retail operations.

Our retail stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price. We offer national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

In accordance with the National Retail Federation fiscal reporting calendar, the 2008 and 2007 reporting periods presented and discussed below ended January 31, 2009 and February 2, 2008, respectively, and each contained 52 weeks. The corresponding 2006 reporting period ended February 3, 2007 contained 53 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended January 31, 2009 and February 2, 2008 to the corresponding period ended January 27, 2007.

Fiscal 2008

The dramatic economic decline during fiscal 2008 had a significant impact on our results of operations and caused us to take aggressive action. Net sales from retail operations were $6,742.6 million during fiscal 2008, a decrease of $464.8 million or 6% from fiscal 2007. The significant slowdown in consumer spending, especially in the second half of 2008, had a negative impact on net sales. Gross profit from retail operations, as a percentage of net sales, decreased 400 basis points, primarily due to higher markdown activity. In anticipation of the weakened economy, we purchased substantially less inventory for the fall season. The combined efforts of increasing markdowns and controlling purchases helped bring inventory levels down 20% in comparable stores, despite softer sales. We took extensive cost reduction measures, lowering advertising, selling, administrative and general expenses by $133 million compared to last year. We recorded asset impairment charges of $197.9 million during the year related to underperforming stores. All of our cost saving measures, however, could not offset the erosion of our gross margin and the effects of the asset impairment charges, and the Company recorded a net loss of $241 million, or $3.25 per share, compared to net income of $53.8 million or $0.68 per share in the prior year.

As of January 31, 2009, we had working capital of $773 million, cash and cash equivalents of $96.8 million and $1,183.2 million of total debt outstanding. Cash flows from operating activities were $350.0 million for fiscal 2008. We operated 315 total stores as of January 31, 2009, a decrease of 3.4% from last year; the Company closed 21 underperforming stores and opened 10 new stores during the year. At January 31, 2009, we had availability of approximately $536 million under our $1.2 billion revolving credit facility that expires December 12, 2012.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	January 31, 2009*	February 2, 2008	February 3, 2007**
Net sales (in millions)	$6,742.6	$7,207.4	$7,636.1
Sales per square foot	$124	$128	$135
Total store count at end of period	315	326	328
Net sales trend	(6)%	(6)%	1%
Comparable store sales trend	(7)%	(6)%	0%
Gross profit (in millions)	$1,998.6	$2,420.8	$2,603.7
Gross profit as a percentage of net sales	29.6%	33.6%	34.1%
Comparable store inventory trend	(20)%	(1)%	(4)%
Merchandise inventory turnover	2.6	2.5	2.6
Cash flow from operations (in millions)	$350.0	$254.4	$360.6

*	Retail segment only, excluding cash flow data

**	53 weeks

Trends and Uncertainties

We have identified the following key uncertainties whose fluctuations may have a material effect on our operating results.

•

Cash flow—Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces economic challenges. Furthermore, operating cash flow can be negatively affected when new and existing competitors seek areas of growth to expand their businesses.

•

Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.

•	Success of brand—The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences.

•	Sourcing—Our store merchandise selection is dependent upon our ability to acquire compelling products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent combined with adequate and stable availability of materials and production facilities from which we source our merchandise has a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.

•

Store growth—Although store growth is presently not a near-term goal, such growth is dependent upon a number of factors which could impede our ability to open new stores, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weakened economic environment.

Seasonality and Inflation

Our business, like many other retailers, is subject to seasonal influences, with a significant portion of sales and income typically realized during the last quarter of each fiscal year due to the holiday season. Because of the seasonality of our business, results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by such factors in the future.

2009 Guidance

A summary of estimates on key financial measures for fiscal 2009 is shown below. There have been no changes in the estimates for 2009 since the Company released its fourth quarter earnings on March 5, 2009.

	Fiscal 2009 Estimated	Fiscal 2008 Actual
	(In millions of dollars)
Depreciation	$262	$284
Rental expense	56	61
Interest and debt expense, net	81	89
Capital expenditures	120	190

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

Cost of sales. Cost of sales includes the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel. Cost of sales also includes CDI contract costs, which comprise all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

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

Interest and debt expense, net. Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage notes, term note and the guaranteed beneficial interests in the Company’s subordinated debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

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

Merchandise inventory. Approximately 98% of the inventories are valued at the lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 2% of the inventories are valued at the lower of cost or market using the specific identified cost method. A 1% change in markdowns would have impacted net income by approximately $13 million for the year ended January 31, 2009.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company’s stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts. The differences between the estimated amounts of shrinkage and the actual amounts realized have been insignificant.

Revenue recognition. The Company recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $4.7 million and $6.8 million as of January 31, 2009 and February 2, 2008, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for the years ended January 31, 2009, February 2, 2008 and February 3, 2007.

The Company’s share of income earned under the long-term marketing and servicing alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $110 million, $119 million and $125 million from GE in 2008, 2007 and 2006, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

Revenue from CDI construction contracts are generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts. The length of contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.

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

Amounts of margin maintenance allowances are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable. All such merchandise margin maintenance allowances are recognized as a reduction of cost purchases. Under the retail method of accounting for inventory, a portion of these allowances reduces cost of goods sold and a portion reduces the carrying value of merchandise inventory. The amounts recognized as a reduction in cost of sales have not varied significantly over the past three fiscal years.

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 31, 2009 and February 2, 2008, insurance accruals of $53.7 million and $55.8 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have reduced expenses during the years ended January 31, 2009 and February 2, 2008, partially due to new Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.4 million for the fiscal year ended January 31, 2009.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. The total amount of unrecognized tax benefits as of January 31, 2009 and February 2, 2008 was $27.3 million and $25.4 million, respectively, of which $19.5 million and $16.9 million, respectively, would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of January 31, 2009 and February 2, 2008 was $9.4 million and $8.8 million, respectively. The Company classifies interest expense and penalties relating to income tax in the financial statements as income tax expense.

During fiscal 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the fiscal tax years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangibles. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $1 million and $4 million. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 6.6% as of January 31, 2009 from 6.3% as of February 2, 2008. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $114 million is appropriately stated as of January 31, 2009; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $6.8 million. We adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of February 3, 2007 (see Note 10 in the Notes to Consolidated Financial Statements). The Company expects to make a contribution to the pension plan of approximately $4.2 million in fiscal 2009. The Company expects pension expense to be approximately $12.5 million in fiscal 2009 with a liability of $121.8 million at January 30, 2010.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 31, 2009		February 2, 2008		February 3, 2007
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in thousands of dollars)
Net sales	$6,830,543	100.0%	$7,207,417	100.0%	$7,636,056	100.0%
Service charges and other income	157,897	2.3	163,389	2.3	174,011	2.3

	6,988,440	102.3	7,370,806	102.3	7,810,067	102.3

Cost of sales	4,827,769	70.7	4,786,655	66.4	5,032,351	65.9
Advertising, selling, administrative and general expenses	1,932,732	28.3	2,065,288	28.7	2,096,018	27.5
Depreciation and amortization	284,287	4.2	298,927	4.2	301,147	3.9
Rentals	61,481	0.9	59,987	0.8	55,480	0.7
Interest and debt expense, net	88,821	1.3	91,556	1.3	87,642	1.2
Gain on disposal of assets	(24,567)	(0.4)	(12,625)	(0.2)	(16,413)	(0.2)
Asset impairment and store closing charges	197,922	2.9	20,500	0.3	—	—

(Loss) income before income taxes and equity in earnings of joint ventures	(380,005)	(5.6)	60,518	0.8	253,842	3.3
Income taxes (benefit)	(140,520)	(2.1)	13,010	0.2	20,580	0.3
Equity in earnings of joint ventures	(1,580)	0.0	6,253	0.1	12,384	0.2

Net (loss) income	$(241,065)	(3.5)%	$53,761	0.7%	$245,646	3.2%

Sales

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Net sales:
Retail operations segment	$6,742,600	$7,207,417	$7,636,056
Construction segment	87,943	—	—

Total net sales	6,830,543	7,207,417	7,636,056

The percent change by category in the Company’s retail operations segment sales for the past two years is as follows:

	Percent Change
	Fiscal 2008-2007	Fiscal 2007-2006	Fiscal 2007-2006*
Cosmetics	(6.1)%	(5.0)%	(3.7)%
Ladies’ apparel and accessories	(5.7)	(3.8)	(2.2)
Juniors’ and children’s apparel	(11.6)	(10.6)	(9.2)
Men’s apparel and accessories	(5.7)	(7.8)	(5.6)
Shoes	(3.0)	(1.7)	(0.2)
Home and furniture	(12.0)	(10.3)	(8.9)

*	Percent change based on 52 weeks ended February 2, 2008 and 52 weeks ended January 27, 2007.

The percent change by region in the Company’s retail operations segment sales for the past two years is as follows:

	Percent Change
	Fiscal 2008-2007	Fiscal 2007-2006	Fiscal 2007-2006*
Eastern	(8.7)%	(6.8)%	(5.3)%
Central	(4.5)	(4.9)	(3.2)
Western	(7.9)	(5.3)	(3.7)

*	Percent change based on 52 weeks ended February 2, 2008 and 52 weeks ended January 27, 2007.

2008 Compared to 2007

Net sales from the retail operations segment decreased $464.8 million or 6% during fiscal 2008 as compared to fiscal 2007 while comparable store sales declined 7%. All merchandise categories experienced sales declines, with significant declines noted in the home and furniture and juniors’ and children’s apparel categories. Sales declined across all geographic regions while sales in the Central region outperformed sales in the Eastern and Western regions.

Net sales were negatively impacted by a decline in mall store traffic. The net sales decrease reflected a 6% decrease in the number of sales transactions while the average dollars per sales transaction remained flat.

We believe sales in all categories were affected by the decline in the general economic environment. We are continuing to focus on our execution of merchandise mix and levels in order to improve performance. The current slowdown in the United States economy will have an adverse affect on consumer confidence and consumer spending habits, which will result in both reduced customer traffic and comparable store sales. The decline in revenue may have a resultant increase in inventory levels and markdowns. These negative economic conditions may also affect future profitability and may cause us to recognize additional impairment or to reduce the number of stores in operation.

2007 Compared to 2006

Net sales decreased $428.6 million or 6% in fiscal 2007 (52 weeks), as compared to fiscal 2006 (53 weeks). Comparable store sales also declined 6%. For the comparable 52-week periods, sales declined 4% in total stores and 5% in comparable stores during fiscal 2007 compared to fiscal 2006. While sales declines were noted across all of our merchandise categories, the Company’s best performing categories were shoes and ladies’ apparel and accessories. The weakest sales results were in juniors’ and children’s apparel and home and furniture. Geographically, all regions reported a decrease while sales in the Central and Western regions outperformed the sales in the Eastern region.

Net sales were negatively impacted by a decline in mall store traffic. The net sales decrease reflected a 9% decrease in the number of sales transactions while the average dollars per sales transaction increased slightly.

Sales penetration of exclusive brand merchandise for the fiscal years 2008, 2007 and 2006 was 24.0%, 24.2% and 23.8% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006
	(in millions of dollars)
Service charges and other income:
Leased department income	$13.8	$13.0	$10.4	$0.8	$2.6	6.2%	25.0%
Income from GE marketing and servicing alliance	109.7	118.8	124.6	(9.1)	(5.8)	(7.7)	(4.7)
Visa Check/Mastermoney Antitrust settlement proceeds	—	—	6.5	—	(6.5)	—	(100.0)
Other	34.4	31.6	32.5	2.8	(0.9)	8.9	(2.8)

Total	$157.9	$163.4	$174.0	$(5.5)	$(10.6)	(3.4)%	(6.1)%

2008 Compared to 2007

Service charges and other income is composed primarily of income from the Company’s marketing and servicing alliance (“Alliance”) with GE. Income from the Alliance decreased $9.1 million in fiscal 2008 compared to fiscal 2007 primarily due to a lower penetration rate of Dillard’s branded proprietary credit card.

2007 Compared to 2006

Service charges and other income decreased $10.6 million in fiscal 2007 compared to fiscal 2006 primarily due to (1) the receipt of $6.5 million in 2006 from the Visa Check/Mastermoney Antitrust litigation settlement and (2) lower income of $5.8 million from the Alliance caused by an increase in account write-offs. These decreases were partially offset by a $2.6 million increase in leased department income due to the increased sales performance of one of our leased departments.

Gross Profit/Cost of Sales

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Gross profit:
Retail operations segment	$1,998,623	$2,420,762	$2,603,705
Construction segment	4,151	—	—

Total gross profit	$2,002,774	$2,420,762	$2,603,705

Gross profit as a percentage of segment net sales:
Retail operations segment	29.6%	33.6%	34.1%
Construction segment	4.7	—	—
Total gross profit as a percentage of net sales	29.3	33.6	34.1

2008 Compared to 2007

Gross profit declined 430 basis points of sales during fiscal 2008 compared to fiscal 2007. Gross profit from retail operations declined 400 basis points of sales during the same periods as the Company responded to a notably weak consumer demand by increasing markdown activity. In anticipation of the weakened economy, the Company purchased substantially less inventory for the fall season. These combined efforts resulted in a 23% decline in total store inventory and a 20% decline in comparable store inventory as of January 31, 2009 compared to February 2, 2008.

All merchandise categories experienced gross margin declines during 2008 compared to 2007. Cosmetics was down only slightly while home and furniture experienced a significant decline.

2007 Compared to 2006

Gross profit decreased to 33.6% of sales during fiscal 2007 from 34.1% during fiscal 2006. Included in cost of sales during fiscal 2007 was a $4.1 million gain related to reimbursement for merchandise losses incurred during the 2005 hurricane season. Exclusive of this gain, gross profit as a percentage of sales was 33.5% of sales during fiscal 2007. The gross margin decline of 60 basis points of sales was primarily driven by higher markdowns as the Company responded to lackluster sales performance in an effort to maintain appropriate inventory control. The higher markdown activity was partially offset by higher markups. Total inventory at February 2, 2008 compared to February 3, 2007 remained flat while inventory in comparable stores decreased 1% between the periods. All merchandise categories experienced declines in gross margin with the exception of men’s apparel and accessories which was up only slightly. The weakest performance was noted in the home and furniture category, which significantly exceeded the Company’s average decline for the year.

Advertising, Selling, Administrative and General Expenses

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
SG&A	$1,932,732	$2,065,288	$2,096,018
SG&A as a percentage of net sales	28.3%	28.7%	27.5%

2008 Compared to 2007

Advertising, selling, administrative and general (“SG&A”) decreased $132.6 million during fiscal 2008 from the prior year primarily as a result of the Company’s expense savings measures combined with recent store closures. Notable areas of savings during the year were in payroll and related payroll taxes ($73.5 million), advertising ($31.6 million), services purchased ($15.7 million) and supplies ($12.3 million). These savings were partially offset by charges of $7.3 million related to losses and remediation expenses incurred during the current year as a result of Hurricane Ike. Management believes that recent expense saving initiatives from store closures could provide additional operating expense savings of approximately $200 million in 2009.

2007 Compared to 2006

SG&A decreased $30.7 million during fiscal 2007 compared to fiscal 2006 despite an increase as a percentage of sales due to a lack of sales leverage. The dollar decline between the two periods was primarily as a result of a $21.7 million charge in the prior year for a preliminary settlement agreement reached in a lawsuit filed on behalf of a putative class of former Mercantile Stores Pension Plan participants. This decrease was further enhanced by a decrease in payroll expense of $17.6 million (primarily due to the addition of the 53rd week of fiscal 2006) and advertising savings of $7.8 million (as we continued to reposition our advertising efforts toward the most appropriate media sources to reach our targeted customers) partially offset by an increase in services purchased of $11.0 million (as a result of increases in legal and transportation costs).

Depreciation and Amortization

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Depreciation and amortization	$284,287	$298,927	$301,147

2008 Compared to 2007

Depreciation and amortization expense decreased $14.6 million during fiscal 2008 compared to fiscal 2007 primarily as a result of the Company’s continued efforts to reduce capital expenditures.

2007 Compared to 2006

Depreciation and amortization expense decreased $2.2 million during fiscal 2007 compared to fiscal 2006. This decrease was primarily due to the addition of the 53rd week of fiscal 2006.

Rentals

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Rentals	$61,481	$59,987	$55,480

2008 Compared to 2007

Rental expense increased $1.5 million or 2.5% in fiscal 2008 compared to fiscal 2007 primarily due to the increase of leased equipment.

2007 Compared to 2006

Rental expense increased $4.5 million or 8.1% in fiscal 2007 compared to fiscal 2006 primarily as a result of higher equipment rent compared to the prior year partially offset by a decline in the number of leased stores.

Interest and Debt Expense, Net

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Interest and debt expense, net	$88,821	$91,556	$87,642

2008 Compared to 2007

Net interest and debt expense declined $2.7 million in fiscal 2008 compared to fiscal 2007 primarily due to expense savings of $9.4 million attributable to a lower average interest rate and lower average debt partially offset by lower capitalized interest of $3.7 million and lower investment income of $2.8 million.

2007 Compared to 2006

Net interest and debt expense increased $3.9 million in fiscal 2007 compared to fiscal 2006 primarily due to an interest credit in the prior year of $10.5 million related to statute expirations and audit settlements with federal and state tax authorities for multiple tax years. Exclusive of this interest credit, net interest and debt expense decreased $6.6 million in fiscal 2007 compared to fiscal 2006 mainly due to lower weighted average total debt in the current year of $1.1 billion compared to $1.2 billion in the prior year as well as an increase in capitalized interest of $2.0 million between the same periods. These decreases were partially offset by a decrease in investment income of $5 million in fiscal 2007 compared to fiscal 2006.

Gain on Disposal of Assets

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Gain on disposal of assets	$24,567	$12,625	$16,413

Fiscal 2008

Gain on disposal of assets increased $11.9 million during fiscal 2008 compared to fiscal 2007. During fiscal 2008, the Company sold its store location at Rivercenter in San Antonio, Texas for $8.0 million, resulting in a gain of $7.2 million on the sale. The Company also purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A gain of $17.6 million was recognized related to the sale.

Fiscal 2007

Gain on disposal of assets decreased $3.8 million during fiscal 2007 compared to fiscal 2006. During fiscal 2007, the Company recognized a $14.1 million pretax gain relating to hurricane recovery for two stores damaged by the hurricanes of 2005 as the Company completed the cleanup of the damaged locations during fiscal 2007. This gain was partially offset when the Company sold its properties in Longmont, Colorado and Richardson, Texas for $5.8 million, recognizing a net loss of $2.5 million on the sales.

Fiscal 2006

During fiscal 2006, the Company sold its interest in a joint venture, Yuma Palms, for $20.0 million, and recognized a gain of $13.5 million related to the sale.

Asset Impairment and Store Closing Charges

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Asset impairment and store closing charges	$197,922	$20,500	$—

Fiscal 2008

Asset impairment and store closing charges for fiscal 2008 charges consist of (1) the write-off of $31.9 million of goodwill on seven stores and a write-down of $58.8 million of investment in two mall joint ventures where the estimated future cash flows were unable to sustain the amount of goodwill and investment; (2) an accrual of $0.9 million for future rent, property tax and utility payments on one store that was closed during the year; (3) a write-down of property and equipment and an accrual for future rent, property tax and utility payments of $5.7 million on a store and distribution center that were closed during the year and (4) a write-down of property and equipment on 32 stores that were closed, scheduled to close or impaired based on the inability of the stores’ estimated future cash flows to sustain their carrying value. A breakdown of the asset impairment and store closing charges for fiscal 2008 follows:

	Number of Locations	Impairment Amount
	(in thousands of dollars)
Store closed in prior year	1	$800
Stores closed in fiscal 2008	9	31,993
Stores to close in fiscal 2009	5	18,811
Stores impaired based on cash flows	25	86,094
Non-operating facility	1	493
Distribution center	1	925
Joint ventures	2	58,806

Total	44	$197,922

Fiscal 2007

Asset impairment and store closing charges for fiscal 2007 consisted of a write-off of goodwill on one store of $2.6 million that was closed during the year, an accrual for future rent, property tax and utility payments on two stores of $1.0 million that were also closed during the year and a write-down of property and equipment on 14 stores of $16.9 million that were closed, scheduled to close or impaired based on the inability of the stores’ estimated future cash flows to sustain their carrying value. A breakdown of the asset impairment and store closing charges for fiscal 2007 follows:

	Number of Locations	Impairment Amount
	(in thousands of dollars)
Store closed in prior year	1	$687
Stores closed in fiscal 2007	4	3,647
Stores to close in fiscal 2008	5	5,083
Stores impaired based on cash flows	6	9,113
Non-operating facility	1	1,970

Total	17	$20,500

Fiscal 2006

There were no asset and impairment charges for fiscal 2006.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of equity in earnings of joint ventures and exclusive of the effect of nondeductible goodwill write-off, was 40.2% in fiscal 2008, 18.8% in fiscal 2007 and 7.7% in fiscal 2006.

Fiscal 2008

During the year ended January 31, 2009, the Company recorded an income tax expense relating to a net increase in FIN 48 liabilities and other tax reserves of approximately $2.5 million, and a recognition of tax benefits of approximately $10.5 million for the change in a capital loss valuation allowance due to capital gain income and approximately $4.1 million due to federal tax credits. During fiscal 2008, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal income tax returns for the fiscal years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

Fiscal 2007

During the year ended February 2, 2008, the Company recorded an income tax benefit relating to a net decrease in FIN 48 liabilities of approximately $5.9 million, and a recognition of tax benefits of approximately $1.7 million for the change in a capital loss valuation allowance due to capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $3.3 million due to federal tax credits.

Fiscal 2006

During the year ended February 3, 2007, the Company recorded an income tax benefit relating to a $57.2 million reduction of reserves for various federal and state tax contingencies, a $3.5 million increase in deferred liabilities due to an increase in the state effective tax rate, and a $24.4 million tax benefit related to the decrease in a capital loss valuation allowance due to capital gain income. In fiscal 2006, the Company achieved a settlement with the IRS concerning the issues raised in their examinations of the Company’s federal tax returns for fiscal years 1997 through 2002, thereby allowing the applicable statute of limitations for these periods to close prior to February 3, 2007. The settlement of these examinations necessitated changes in reserves and changes in capital loss valuation allowance due to capital gain income.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

	2008	2007	Dollar Change	Percent Change
	(in thousands of dollars)
Cash and cash equivalents	$96,823	$88,912	$7,911	8.9%
Other short-term borrowings	200,000	195,000	5,000	2.6
Current portion of long-term debt	25,535	196,446	(170,911)	(87.0)
Long-term debt	757,689	760,165	(2,476)	(0.3)
Guaranteed beneficial interests	200,000	200,000	—	—
Stockholders’ equity	2,251,115	2,514,111	(262,996)	(10.5)

Current ratio	1.85	1.64
Debt to capitalization	34.5%	35.0%

The Company’s current non-operating priorities for its use of cash are:

•	Debt reduction;

•	Strategic investments to enhance the value of existing properties;

•

Investment in high-return capital projects, particularly in investments in technology to improve merchandising and distribution, reduce costs, to improve efficiencies or to help the Company better serve its customers;

•	Dividend payments to shareholders; and

•	Stock repurchase plan.

At present, there are numerous general business and economic factors affecting the retail industry. These factors include: (1) consumer confidence; (2) competitive conditions; (3) substantial declines in the stock markets in 2008 and continued stock market volatility, affecting consumer wealth and disposable income; (4) the recession in the U.S. and numerous economies around the globe; (5) high levels of unemployment in various sectors and (6) other factors that are both separate from, and outgrowths of, the above. These conditions may impact our comparable stores sales which may result in reduced cash flows if we are not appropriately managing our inventory levels or expenses. Further, if one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and results of operations, including our ability to access capital.

Cash flows for the three fiscal years ended were as follows:

				Percent Change
	2008	2007	2006	2008-2007	2007-2006
	(in thousands of dollars)
Operating Activities	$350,005	$254,449	$360,582	37.6%	(29.4)%
Investing Activities	(118,191)	(331,987)	(266,345)	64.4	(24.7)
Financing Activities	(223,903)	(27,544)	(200,083)	(712.9)	86.2

Total Cash Provided (Used)	$7,911	$(105,082)	$(105,846)

Operating Activities

The primary source of the Company’s liquidity is cash flows from operations. Due to the seasonality of the Company’s business, it has historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 96.5% and 97.8% of total revenues in fiscal 2008 and 2007, respectively.

Operating cash inflows also include revenue and reimbursements from the long-term marketing and servicing alliance (“Alliance”) with GE, which owns and manages the Company’s private label credit card business under the Alliance, and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees, and payments of interest and taxes.

The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $110 million and $119 million from GE in fiscal 2008 and 2007. While future cash flows under this Alliance are difficult to predict, the Company expects the 2009 amounts to be reduced from current year levels due to the challenging economy. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs. The Alliance expires in fiscal 2014.

Net cash flows from operations increased $95.6 million during fiscal 2008 compared to fiscal 2007. This increase is primarily attributable to an increase of $292.5 million related to changes in working capital items, primarily of changes in inventory as the Company worked to control inventory levels, including a 9% decrease in purchases over the prior year, and of changes in accounts payable. This increase was partially offset by lower net income, as adjusted for non-cash items, of $191.0 million in fiscal 2008 compared to the prior year.

We received insurance proceeds of $5.9 million during fiscal 2007 related to inventory damages incurred during the 2005 hurricane season. Combined with the hurricane insurance proceeds recorded in investing activities, the Company recorded related gains in fiscal 2007 of $14.1 million and $4.1 million in gain on disposal of assets and cost of sales, respectively.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and joint ventures. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

Capital expenditures decreased $206.8 million for fiscal 2008 compared to fiscal 2007, mainly as a result of the construction of fewer stores. The fiscal 2008 expenditures of $189.6 million consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software. Store openings and closures during fiscal 2008 were:

New Locations—Fiscal 2008	City	Square Feet
Market Street at Heath Brook	Ocala, Florida	126,000
Shops at Lake Havasu	Lake Havasu, Arizona	98,000
Shoppes at River Crossing	Macon, Georgia	162,000
Pier Park	Panama City Beach, Florida	126,000
Uptown Village at Cedar Hill	Cedar Hill, Texas	145,000
Edgewater Mall(1)	Biloxi, Mississippi	180,000
Shops at Wiregrass	Wesley Chapel, Florida	145,000
Anderson Mall	Anderson, South Carolina	126,000
Pearland Town Center	Pearland, Texas	140,000
Zona Rosa	Kansas City, Missouri	200,000

Total new square footage		1,448,000

Closed Locations – Fiscal 2008	City	Square Feet
Indian Mall (clearance center)	Jonesboro, Arkansas	75,000
Turfland Mall	Lexington, Kentucky	214,000
Greeley Mall	Greeley, Colorado	124,000
McFarland Mall	Tuscaloosa, Alabama	180,000
Pine Ridge Mall	Pocatello, Idaho	120,000
Rivercenter	San Antonio, Texas	120,000
Chesterfield Town Center	Richmond, Virginia	110,000
Towne Mall	Franklin, Ohio	113,000
Knoxville Center	Knoxville, Tennessee	115,000
Eastland Mall (clearance center)	Charlotte, North Carolina	162,000
Crossroads Mall	Omaha, Nebraska	200,000
Mall of the Mainland(2)	Texas City, Texas	145,000
Metro North Mall	Kansas City, Missouri	161,000
Boulevard Mall	Las Vegas, Nevada	200,000
Hickory Hollow Mall	Antioch, Tennessee	200,000
Valley View Mall	Dallas, Texas	300,000
Palm Beach Mall	West Palm Beach, Florida	200,000
Columbia Place	Columbia, South Carolina	180,000
Macon Mall	Macon, Georgia	175,000
Crossroads Mall	Oklahoma City, Oklahoma	124,000
Northwest Plaza	St. Ann, Missouri	209,000

Total closed square footage		3,427,000

(1)	previously closed as a result of Hurricane Katrina
(2)	damaged by Hurricane Ike

Capital expenditures for 2009 are expected to be approximately $120 million. In light of the current economic downturn, we have substantially reduced capital expenditures by halting capital projects where appropriate. We will begin construction on two stores during 2009 that have planned openings in early 2010. There are no planned store openings for fiscal 2009.

We received insurance proceeds of $16.1 million and $27.8 million during fiscal 2007 and 2006, respectively, for the construction of property and fixtures for stores damaged during the 2005 hurricane season.

We have approximately 95 facilities along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to “named storms” in fiscal 2009. Therefore, repair and replacement costs will be borne by us for damage to any of these stores from “named storms” in fiscal 2009. We have created early response teams to assess and coordinate cleanup efforts should some stores be impacted by storms. We have also redesigned certain store features to lessen the impact of storms and have equipment available to assist in the efforts to ready the stores for normal operations.

During fiscal 2008, 2007 and 2006, we received proceeds from the sale of property and equipment of $67.1 million, $48.2 million and $6.5 million, respectively, and recorded related gains of $24.6 million and $2.6 million for fiscal 2008 and 2006, respectively, and a related loss in operating activities of $1.5 million during fiscal 2007. During fiscal 2008, we also recorded a $3.9 million loss related to property damages sustained on one store during Hurricane Ike.

On August 29, 2008, the Company purchased the remaining interest in CDI for a cash purchase price of $9.8 million. This acquisition was accounted for under the purchase method and, accordingly, (1) the purchase price has been allocated to CDI’s assets and liabilities based on their estimated fair values as of the date of purchase and (2) CDI’s results of operations have been included in the Company’s results of operations since the date of purchase. Upon recognition of the acquisition, the Company acquired $14.1 million in cash.

Financing Activities

Our primary source of cash inflows from financing activities is our $1.2 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

Cash used in financing activities increased to $223.9 million in fiscal 2008 from $27.5 million in fiscal 2007. This decrease in cash flow of $196.4 million was primarily due to a smaller increase in short-term borrowings and an increase of debt payments at their normal maturities partially offset by fewer treasury stock purchases.

Revolving Credit Agreement. At January 31, 2009, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrued interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.42% at January 31, 2009) subject to certain availability thresholds as defined in the credit agreement. As a result, effective April 1, 2009, interest on borrowings under the credit agreement will accrue interest at either JPMorgan’s Base Rate minus 0.25% or LIBOR plus 1.25%.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $828 million at January 31, 2009. Borrowings of $200 million were outstanding and letters of credit totaling $92.9 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $536 million. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $251.3 million and $108.3 million during fiscal 2008 and 2007, respectively.

Long-term Debt. At January 31, 2009, the Company had $783 million of unsecured notes, a term note and a mortgage note outstanding. The unsecured notes bear interest at rates ranging from 6.63% to 9.50% with due dates from 2009 through 2028, and the mortgage note bears interest at 9.25% with a due date of 2013. The term note, with an outstanding balance of $23.1 million as of January 31, 2009, was issued during fiscal 2008 towards the purchase of a corporate aircraft and bears interest at 5.93% with a due date of 2012. No notes were repurchased during 2008 or 2007. We reduced our net level of outstanding debt and capital leases during 2008 by $199.5 million compared to a reduction of $104.3 million in 2007. The decline in total debt for fiscal 2008 and 2007 was due to regular maturities of outstanding notes and scheduled payments of mortgage principal. As of January 31, 2009, maturities of long-term debt over the next five years are $26 million, $2 million, $58 million, $77 million and $0.

Stock Repurchase. In May 2005, The Company’s Board of Directors approved the repurchase of up to $200 million of its Class A Common Stock (“2005 plan”). Availability under the 2005 plan at the beginning of fiscal 2006 was $115 million. During 2006, the Company repurchased 133,500 shares for $3 million under the 2005 plan. During fiscal 2007, the Company repurchased 5.2 million shares for $112 million which completed the authorization under the 2005 plan.

In November 2007, the Company’s Board of Directors authorized another share repurchase plan under which the Company may repurchase up to $200 million of its Class A Common Stock (“2007 plan”). This open-ended authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions. No repurchases were made during fiscal 2007 under the 2007 plan. During fiscal 2008, the Company repurchased 1,826,600 shares for $17.4 million at an average price of $9.55 per share leaving $182.6 million in share repurchase authorization remaining under the 2007 plan at January 31, 2009.

Guaranteed Beneficial Interests in the Company’s Subordinated Debentures. The Company has $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 representing the beneficial ownership interest in the assets of Dillard’s Capital Trust I, a consolidated entity of the Company.

Fiscal 2009

During fiscal 2009, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility. The peak borrowings incurred under the credit facilities were approximately $562 million during 2008 and are expected to be approximately $300 million during fiscal 2009. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands of dollars)
Contractual Obligations
Long-term debt	$783,224	$25,535	$59,268	$76,789	$621,632
Interest on long-term debt	694,709	57,311	109,086	94,420	433,892
Guaranteed beneficial interests in the Company’s subordinated debentures	200,000	—	—	—	200,000
Interest on guaranteed beneficial interests in the Company’s subordinated debentures	442,438	14,959	29,918	30,164	367,397
Other short-term borrowings	200,000	200,000	—	—	—
Capital lease obligations, including interest	36,538	3,628	7,076	15,463	10,371
Defined benefit plan participant payments	120,471	4,931	12,271	13,167	90,102
Other liabilities	5,654	1,390	2,512	318	1,434
Purchase obligations (1)	1,219,664	1,219,664	—	—	—
Operating leases (2)	207,120	52,112	81,330	40,456	33,222

Total contractual cash obligations (3) (4)	$3,909,818	$1,579,530	$301,461	$270,777	$1,758,050

(1)	The Company’s purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,166.8 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 7% of minimum lease obligations in fiscal 2008.

(3)	The total liability for Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) uncertain tax positions is $36.7 million, including tax, penalty and interest (refer to Note 8 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company believes the estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $1 million and $4 million.

(4)	We are unable to reasonably estimate the timing of future cash flows of workers’ compensation and general liability insurance reserves of $33.0 million, gift card liabilities of $15.3 million and other liabilities of $3.3 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands of dollars)
Other Commercial Commitments
$1.2 billion line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	87,520	84,105	3,415	—	—
Import letters of credit	5,410	5,410	—	—	—

Total commercial commitments	$92,930	$89,515	$3,415	$—	$—

(1)	Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $828 million at January 31, 2009) which has not been reduced by outstanding short-term borrowings of $200.0 million or outstanding letters of credit of $92.9 million.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: statements including (a) Words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption “Risk Factors” above. Representative examples of those factors include (without limitation) general macro-economic and retail industry conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; financial strength of vendors and their continued ability to provide merchandise; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

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

Expected Maturity Date (fiscal year)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands of dollars)
Long-term debt	$25,535	$1,719	$57,549	$76,789	$—	$621,632	$783,224	$315,392
Average fixed interest rate	9.4%	7.6%	9.1%	7.4%	—	7.3%	7.3%
Guaranteed beneficial interests in the Company’s subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$48,320
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $1.2 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0%. Effective April 1, 2009, interest on borrowings under the credit agreement will accrue interest at either JPMorgan’s Base Rate minus 0.25% or LIBOR plus 1.25%. The Company had average borrowings of $251.3 million during fiscal 2008. Based on the average amount outstanding during fiscal 2008, a 100 basis point change in interest rates would result in an approximate $2.5 million annual change to interest expense.

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

As of January 31, 2009, the Company carried out an evaluation, with the participation of Company’s management, including William Dillard, II, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and James I. Freeman, Senior Vice-President and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Securities Exchange Act Rule 13a-15. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A.	Directors of the Registrant

Information regarding directors of the Registrant is incorporated herein by reference under the heading “Nominees for Election as Directors”, under the heading “Audit Committee Report” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

B.	Executive Officers of the Registrant

Information regarding executive officers of the Registrant is incorporated herein by reference to Part I of this report under the heading “Executive Officers of the Registrant.” Reference additionally is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors (“Board”) has adopted a Code of Conduct that applies to all Company employees, including the Company’s executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board.

For example, since non employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company’s behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company will promptly disclose to its shareholders that a waiver has been granted. The current version of the Code of Conduct is available free of charge on the Company’s website, www.dillards.com, and is available in print to any shareholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company’s principal executive offices set forth above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation and compensation of directors is incorporated herein by reference to the information beginning under the heading “Compensation of Directors and Executive Officers” and concluding under the heading “Compensation of Directors” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	5,261,375	$25.92	6,310,445

Total	5,261,375	$25.92	6,310,445

Additional Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the heading “Principal Holders of Voting Securities” and under the heading “Security Ownership of Management” and continuing through footnote 12 in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

DILLARD’S, INC.
Registrant

/S/ JAMES I. FREEMAN
Date: April 1, 2009	James I. Freeman, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/S/ WILLIAM DILLARD, II	/S/ JAMES I. FREEMAN
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	James I. Freeman Senior Vice President and Chief Financial Officer and Director

/S/ ALEX DILLARD	/S/ DRUE CORBUSIER
Alex Dillard President and Director	Drue Corbusier Executive Vice President and Director

/S/ MIKE DILLARD	/S/ ROBERT C. CONNOR
Mike Dillard Executive Vice President and Director	Robert C. Connor Director

/S/ JAMES A. HASLAM, III	/S/ PETER R. JOHNSON
James A. Haslam, III Director	Peter R. Johnson Director

/S/ R. BRAD MARTIN	/S/ FRANK R. MORI
R. Brad Martin Director	Frank R. Mori Director

/S/ WARREN A. STEPHENS	/S/ NICK WHITE
Warren A. Stephens Director	Nick White Director

Date: April 1, 2009

INDEX OF FINANCIAL STATEMENTS

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended January 31, 2009

Page
Report of Independent Registered Public Accounting Firm	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets – January 31, 2009 and February 2, 2008	F-6
Consolidated Statements of Operations – Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-7
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-8
Consolidated Statements of Cash Flows – Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-9
Notes to Consolidated Financial Statements – Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard’s, Inc.

Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dillard’s, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, (1) the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007, and (2) the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York

April 1, 2009

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, it believes that, as of January 31, 2009, the Company’s internal control over financial reporting is effective.

As described in Note 2 of Notes to Consolidated Financial Statements, on August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity joint venture of the Company. As permitted under Section 404 of the Sarbanes-Oxley Act, the Company excluded CDI from the scope of the internal control evaluation. CDI constituted 1% and 2% of net and total assets, respectively, 1% of revenues and 1% of the net loss of the consolidated financial statement amounts as of and for the year ended January 31, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Dillard’s, Inc.

Little Rock, Arkansas

We have audited Dillard’s Inc. and its subsidiaries (the “Company”) internal control over financial reporting as of January 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CDI Contractors, LLC and CDI Contractors, Inc., (collectively “CDI”), which remaining interest was acquired on August 29, 2008 and whose financial statements constitute 1% and 2% of net and total assets, respectively, 1% of revenues and 1% of the net loss of the consolidated financial statement amounts as of and for the year ended January 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at “CDI.” The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2009 of the Company and our report dated April 1, 2009 expressed an unqualified opinion.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York

April 1, 2009

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	Dollars in Thousands
Assets
Current assets:
Cash and cash equivalents	$96,823	$88,912
Accounts receivable, net	87,998	10,880
Merchandise inventories	1,374,394	1,779,279
Federal income tax	74,415	—
Other current assets	53,125	66,117

Total current assets	1,686,755	1,945,188

Property and equipment:
Land and land improvements	73,948	83,346
Buildings and leasehold improvements	3,114,503	3,117,292
Furniture, fixtures and equipment	1,843,399	1,969,343
Buildings under construction	2,941	96,057
Buildings and equipment under capital leases	40,820	48,910
Less accumulated depreciation and amortization	(2,102,460)	(2,124,504)

	2,973,151	3,190,444

Goodwill	—	31,912

Other assets	85,938	170,585

Total assets	$4,745,844	$5,338,129

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$642,940	$753,309
Current portion of long-term debt	25,535	196,446
Current portion of capital lease obligations	1,704	2,613
Other short-term borrowings	200,000	195,000
Federal and state income taxes including current deferred taxes	43,486	36,802

Total current liabilities	913,665	1,184,170

Long-term debt	757,689	760,165

Capital lease obligations	24,116	25,739

Other liabilities	220,911	217,403

Deferred income taxes	378,348	436,541

Operating leases and commitments
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000

Stockholders’ equity:
Common stock, Class A – 116,560,308 and 116,445,495 shares issued; 69,443,560 and 71,155,347 shares outstanding	1,166	1,165
Common stock, Class B (convertible) – 4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	781,055	778,987
Accumulated other comprehensive loss	(16,872)	(22,211)
Retained earnings	2,427,727	2,680,690
Less treasury stock, at cost, Class A – 47,116,748 and 45,290,148 shares	(942,001)	(924,560)

Total stockholders’ equity	2,251,115	2,514,111

Total liabilities and stockholders’ equity	$4,745,844	$5,338,129

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	Dollars in Thousands, Except Per Share Data
Net sales	$6,830,543	$7,207,417	$7,636,056
Service charges and other income	157,897	163,389	174,011

	6,988,440	7,370,806	7,810,067

Cost of sales	4,827,769	4,786,655	5,032,351
Advertising, selling, administrative and general expenses	1,932,732	2,065,288	2,096,018
Depreciation and amortization	284,287	298,927	301,147
Rentals	61,481	59,987	55,480
Interest and debt expense, net	88,821	91,556	87,642
Gain on disposal of assets	(24,567)	(12,625)	(16,413)
Asset impairment and store closing charges	197,922	20,500	—

(Loss) income before income taxes and equity in earnings of joint ventures	(380,005)	60,518	253,842
Income taxes (benefit)	(140,520)	13,010	20,580
Equity in earnings of joint ventures	(1,580)	6,253	12,384

Net (loss) income	$(241,065)	$53,761	$245,646

(Loss) earnings per common share:
Basic	$(3.25)	$0.69	$3.09
Diluted	(3.25)	0.68	3.05

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehen- sive Loss	Retained Earnings	Treasury Stock	Total
	Class A	Class B
	Dollars in Thousands, Except Per Share Data
Balance, January 28, 2006	$1,153	$40	$749,068	$(14,574)	$2,407,327	$(809,637)	$2,333,377
Net income	—	—	—	—	245,646	—	245,646
Minimum pension liability adjustment, net of tax of $153	—	—	—	266	—	—	266

Total comprehensive income							245,912
Adoption of FAS 158, net of tax of $3,995				(6,921)			(6,921)
Issuance of 980,263 shares under stock option and stock bonus plans	9	—	23,492	—	—	—	23,501
Purchase of 133,500 shares of treasury stock	—	—	—	—	—	(3,331)	(3,331)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,749)	—	(12,749)

Balance, February 3, 2007	1,162	40	772,560	(21,229)	2,640,224	(812,968)	2,579,789
Net income	—	—	—		53,761	—	53,761
Change in unrecognized losses and prior service cost related to pension plans, net of tax of $567	—	—	—	(982)	—	—	(982)

Total comprehensive income							52,779
Issuance of 227,850 shares under stock option and stock bonus plans	3	—	6,427	—	—	—	6,430
Purchase of 5,202,699 shares of treasury stock	—	—	—	—	—	(111,592)	(111,592)
Cumulative effect of accounting change related to adoption of FIN 48	—	—	—	—	(803)	—	(803)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,492)	—	(12,492)

Balance, February 2, 2008	1,165	40	778,987	(22,211)	2,680,690	(924,560)	2,514,111
Net loss	—	—	—		(241,065)	—	(241,065)
Change in unrecognized losses and prior service cost related to pension plans, net of tax of $3,082	—	—	—	5,339	—	—	5,339

Total comprehensive loss							(235,726)
Issuance of 114,813 shares under stock bonus plans	1	—	2,068	—	—	—	2,069
Purchase of 1,826,600 shares of treasury stock	—	—	—	—	—	(17,441)	(17,441)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(11,898)	—	(11,898)

Balance, January 31, 2009	$1,166	$40	$781,055	$(16,872)	$2,427,727	$(942,001)	$2,251,115

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	Dollars in Thousands
Operating activities:
Net (loss) income	$(241,065)	$53,761	$245,646
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	286,184	300,859	303,256
Share-based compensation	17	77	1,002
Excess tax benefits from share-based compensation	—	(325)	(5,251)
Deferred income taxes	(57,652)	(2,399)	(32,807)
Gain on sale of joint venture	—	—	(13,810)
(Gain) loss on disposal of property and equipment	(24,567)	1,484	(2,603)
Asset impairment and store closing charges	197,922	20,500	—
Loss on disposal of hurricane assets	3,921	—	—
Gain from hurricane insurance proceeds	—	(18,181)	—
Proceeds from hurricane insurance	—	5,881	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,256)	(372)	2,015
Decrease (increase) in merchandise inventories	404,203	(7,129)	30,545
Decrease (increase) in other current assets	5,361	(7,366)	(60,283)
Decrease (increase) in other assets	12,005	(4,243)	(2,421)
Decrease in trade accounts payable and accrued expenses, other liabilities and income taxes	(232,068)	(88,098)	(104,707)

Net cash provided by operating activities	350,005	254,449	360,582

Investing activities:
Purchase of property and equipment	(189,579)	(396,337)	(320,640)
Proceeds from disposal of property and equipment	67,068	48,249	6,479
Acquisition, net of cash acquired	4,320	—	—
Proceeds from hurricane insurance	—	16,101	27,826
Proceeds from sale of joint venture	—	—	19,990

Net cash used in investing activities	(118,191)	(331,987)	(266,345)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(199,492)	(104,291)	(205,907)
Purchase of treasury stock	(17,441)	(111,592)	(3,331)
Cash dividends paid	(11,898)	(12,492)	(12,749)
Increase in short-term borrowings	5,000	195,000	—
Payment on line of credit fees and expenses	(72)	(522)	(595)
Proceeds from issuance of common stock	—	6,028	17,248
Excess tax benefits from share-based compensation	—	325	5,251

Net cash used in financing activities	(223,903)	(27,544)	(200,083)

Increase (decrease) in cash and cash equivalents	7,911	(105,082)	(105,846)
Cash and cash equivalents, beginning of year	88,912	193,994	299,840

Cash and cash equivalents, end of year	$96,823	$88,912	$193,994

Non-cash transactions:
Accrued (prepaid) capital expenditures	$1,706	$(516)	$10,052
Property and equipment financed by note payable	23,573	—	—
Sale of property financed by note receivable	1,255	—	—
Stock awards	2,052	—	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (the “Company”) operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal years 2008 and 2007 included 52 weeks, and fiscal year 2006 included 53 weeks.

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

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased or which can be redeemed by forfeiting three months of earned interest to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents because they settle the balances within two to three days.

Accounts Receivable, Net—Accounts receivable primarily consists of construction receivables of CDI and the monthly settlement with GE for Dillard’s share of revenue from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Accounts receivable are reported net of an allowance for doubtful accounts of $0.3 million as of January 31, 2009 pertaining to construction contract receivables.

Merchandise Inventories—The retail last-in, first-out (“LIFO”) inventory method is used to value merchandise inventories. At January 31, 2009 and February 2, 2008, the LIFO cost of merchandise was approximately equal to the first-in, first-out (“FIFO”) cost of merchandise.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $2.6 million, $6.3 million and $4.4 million in fiscal 2008, 2007 and 2006, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements	20 -40 years
Furniture, fixtures and equipment	3 - 10 years

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

Included in property and equipment as of January 31, 2009 are assets held for sale in the amount of $30.6 million. During fiscal 2008 and 2006, the Company realized gains on the disposal of property and equipment of $24.6 million and $2.6 million, respectively. During fiscal 2007, the Company realized losses on the disposal of property and equipment of $1.5 million. During fiscal 2008, we also recorded a $3.9 million loss related to property damages sustained on one store during Hurricane Ike.

Depreciation expense on property and equipment was $284 million, $299 million and $301 million for fiscal 2008, 2007 and 2006, respectively.

Long-Lived Assets Excluding Goodwill—The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value which is based on real estate values or expected discounted future cash flows. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2008 and 2007, as disclosed in Note 16.

Goodwill—The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment annually or more frequently if certain indicators arise. The Company tests for goodwill impairment annually as of the last day of the fourth quarter using the two-step process prescribed in SFAS No. 142. The Company identifies its reporting units under SFAS No. 142 at the store unit level. The fair value of these reporting units are estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. As of January 31, 2009, the entire balance of goodwill was determined to be impaired because the estimated future cash flows of the related properties were unable to sustain the recorded amount of goodwill and was written off as of the end of fiscal 2008, as disclosed in Notes 4 and 16.

Other Assets—Other assets include investments in joint ventures accounted for by the equity method. The carrying values of these investments were $22 million and $100 million at January 31, 2009 and February 2, 2008, respectively. For fiscal year ended February 2, 2008, these joint ventures consisted of shopping malls and CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a general contracting company that constructs Dillard’s stores and other commercial buildings in which the Company owned a 50% interest. On August 29, 2008, the Company purchased the remaining interest in CDI for a cash purchase price of $9.8 million, and CDI was subsequently consolidated with the Company. The malls are located in Toledo, Ohio; Denver, Colorado and Bonita Springs, Florida.

During fiscal 2008, the investment in the properties in Toledo, Ohio and Denver, Colorado was determined to be impaired because the properties’ estimated future cash flows could not sustain the value of the investment. The Company recorded asset impairment and store closing charges of $58.8 million to write down the investment.

During fiscal 2006, the Company recorded a $13.8 million pretax gain for the sale of its interest in the Yuma Palms joint venture for $20.0 million.

Vendor Allowances—The Company receives concessions from its vendors through a variety of programs and arrangements, including cooperative advertising and margin maintenance programs. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. These agreements range in periods from a few days to up to a year. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of the merchandise. Amounts of vendor concessions are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable.

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

Margin maintenance allowances are credited directly to cost of purchased merchandise in the period earned according to the agreement with the vendor. Under the retail method of accounting for inventory, a portion of these allowances reduces cost of goods sold and a portion reduces the carrying value of merchandise inventory.

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

Operating Leases—The Company leases retail stores, office space and equipment under operating leases. Many store leases contain construction allowance reimbursements by landlords, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

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

Revenue Recognition—The Company recognizes merchandise revenue at the “point of sale.” Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded.

GE Consumer Finance (“GE”) owns and manages Dillard’s proprietary credit cards (“proprietary cards”) under a long-term marketing and servicing alliance (“Alliance”) that expires in fiscal 2014. The Company’s share of income earned under the Alliance is included as a component of service charges and other income. The Company received income of approximately $110 million, $119 million and $125 million from GE in fiscal 2008, 2007 and 2006, respectively. Further pursuant to this agreement, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

Revenue from CDI construction contracts are generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts. The length of contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise and for estimated breakage. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. The Company determines gift card breakage income based upon historical redemption patterns. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months). As of January 31, 2009 and February 2, 2008, gift card liabilities of $65.1 million and $76.9 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, magazine, internet, broadcast and other media advertising, are expensed as incurred and were $166 million, $197 million and $205 million, net of cooperative advertising reimbursements of $59.1 million, $67.1 million and $67.1 million for fiscal years 2008, 2007 and 2006, respectively.

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Effective at the beginning of the first quarter of fiscal 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

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

Supply Concentration—The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2008.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We expect that the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective February 3, 2008, and we have elected not to measure any financial instruments or certain other items at fair value.

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

2. Acquisition

On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company, for a cash purchase price of $9.8 million. CDI is a general contractor that also constructs stores for the Company. This acquisition was accounted for under the purchase method and, accordingly, the purchase price has been allocated to CDI’s assets and liabilities based on their estimated fair values as of the date of purchase (“consolidation date”), and CDI’s results of operations have been included in the Company’s results of operations since the consolidation date. The assets acquired of $92.0 million primarily related to cash of $14.1 million and accounts receivable of $72.9 million, and the liabilities assumed of $82.2 million consisted of accounts payable.

3. Business Segments

Before the acquisition of CDI in August 2008, the Company operated in one reportable segment: the operation of retail department stores. Subsequent to the acquisition of CDI, the Company operated in two reportable segments. These segments include the operation of retail department stores and a general contracting construction company.

For our retail operations reportable segment, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we determined our operating segments on a store basis. Each stores’ operating performance has been aggregated into one reportable segment. Each store meets the aggregation criteria set forth in SFAS No. 131. We believe our operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. Across all stores, Dillard’s operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating our operating segments would not provide meaningful additional information.

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2008	Fiscal 2007	Fiscal 2006
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies’ apparel and accessories	37	37	36
Juniors’ and children’s apparel	9	9	10
Men’s apparel and accessories	18	18	18
Shoes	13	13	13
Home and furniture	7	8	8

	99	100	100
Construction segment	1	—	—

Total	100%	100%	100%

The following table summarizes certain segment information, including the reconciliation of those items to the Company’s consolidated operations.

	Retail Operations	Fiscal 2008 Construction	Consolidated
	(in thousands of dollars)
Net sales from external customers	$6,742,600	$87,943	$6,830,543
Interest expense (income), net	88,945	(124)	88,821
Gross profit	1,998,623	4,151	2,002,774
Depreciation and amortization	284,222	65	284,287
Total assets	4,660,934	84,910	4,745,844
(Loss) income before income taxes and equity in earnings of joint ventures	(382,456)	2,451	(380,005)
Equity in earnings of joint ventures	(316)	(1,264)	(1,580)

Intersegment construction revenues of $19.1 million were eliminated during consolidation and have been excluded from net sales for the year ended January 31, 2009.

4. Goodwill

The changes in the carrying amount of goodwill for the retail segment for the years ended January 31, 2009 and February 2, 2008 are as follows (in thousands):

Goodwill balance at February 3, 2007	$34,511
Goodwill written off in fiscal 2007	(2,599)

Goodwill balance at February 2, 2008	$31,912
Goodwill written off in fiscal 2008	(31,912)

Goodwill balance at January 31, 2009	$—

The goodwill write-off of $31.9 million during fiscal 2008 was for seven stores where the projected cash flows were unable to sustain the amount of goodwill. The goodwill write-off of $2.6 million during fiscal 2007 was for a store that closed during that year where the projected cash flows were unable to sustain the amount of goodwill.

5. Revolving Credit Agreement

At January 31, 2009, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrued interest at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.42% at January 31, 2009) subject to certain availability thresholds as defined in the credit agreement. As a result, effective April 1, 2009, interest on borrowings under the credit agreement will accrue interest at either JPMorgan’s Base Rate minus 0.25% or LIBOR plus 1.25%.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $828 million at January 31, 2009. Borrowings of $200 million were outstanding and letters of credit totaling $92.9 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $536 million at January 31, 2009. Borrowings of $195 million were outstanding as of February 2, 2008. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $251.3 million and $108.3 million during fiscal 2008 and 2007, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	January 31, 2009	February 2, 2008
	(in thousands of dollars)
Unsecured notes, at rates ranging from 6.63% to 9.50%, due 2009 through 2028	$756,642	$952,392
Term note, payable monthly through 2012 and bearing interest at a rate of 5.93%	23,059	—
Mortgage note, payable monthly through 2013 and bearing interest at a rate of 9.25%	3,523	4,219

	783,224	956,611
Current portion	(25,535)	(196,446)

	$757,689	$760,165

During fiscal 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million term note, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets. At January 31, 2009, the note had a carrying value of $23.1 million.

There are no financial covenants under any of the debt agreements. Building, land, and land improvements with a carrying value of $5.4 million at January 31, 2009 were pledged as collateral on the mortgage notes. Maturities of long-term debt over the next five years are $26 million, $2 million, $58 million, $77 million and $0.

Net interest and debt expense consists of the following:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Long-term debt:
Interest	$75,490	$82,037	$99,644
Amortization of debt expense	1,842	1,932	2,274

	77,332	83,969	101,918
Interest on capital lease obligations	2,154	2,319	1,817
Revolving credit facility expenses	10,263	9,387	3,721
Investment interest income	(928)	(4,119)	(9,314)
Interest on income tax settlement	—	—	(10,500)

	$88,821	$91,556	$87,642

Interest paid during fiscal 2008, 2007 and 2006 was approximately $90.6 million, $96.2 million and $123.3 million, respectively.

7. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

	January 31, 2009	February 2, 2008
	(in thousands of dollars)
Trade accounts payable	$457,062	$565,215
Accrued expenses:
Taxes, other than income	62,885	58,477
Salaries, wages and employee benefits	43,244	46,248
Liability to customers	49,750	61,599
Interest	18,503	11,097
Rent	5,048	6,027
Other	6,448	4,646

	$642,940	$753,309

8. Income Taxes

The provision for federal and state income taxes is summarized as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Current:
Federal	$(84,424)	$24,977	$47,509
State	1,556	(9,568)	5,878

	(82,868)	15,409	53,387

Deferred:
Federal	(49,145)	(4,914)	(35,338)
State	(8,507)	2,515	2,531

	(57,652)	(2,399)	(32,807)

	$(140,520)	$13,010	$20,580

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate is presented below:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Income tax at the statutory federal rate (inclusive of equity in earnings of joint ventures)	$(133,555)	$23,370	$93,179
State income taxes, net of federal benefit (inclusive of equity in earnings of joint ventures)	(6,538)	1,585	5,591
Net changes in FIN 48 liabilities /reserves	2,495	(5,867)	(57,236)
Tax benefit of federal credits	(4,069)	(3,340)	—
Nondeductible goodwill write off	11,680	933	—
Changes in cash surrender value of life insurance policies	(803)	(914)	—
Changes in valuation allowance	(10,492)	(1,733)	(24,408)
Other	762	307	3
Tax benefit of state restructuring	—	(1,331)	—
Changes in tax rate	—	—	3,451

	$(140,520)	$13,010	$20,580

The Company’s estimated federal and state income tax rate, inclusive of equity in earnings of joint ventures and exclusive of the effect of nondeductible goodwill write-off, was 40.2% in fiscal 2008, 18.8% in fiscal 2007 and 7.7% in fiscal 2006.

During the year ended January 31, 2009, the Company recorded an income tax expense relating to a net increase in FIN 48 liabilities and other tax reserves of approximately $2.5 million, and a recognition of tax benefits of approximately $10.5 million for the change in a capital loss valuation allowance due to capital gain income and approximately $4.1 million due to federal tax credits.

During the year ended February 2, 2008, the Company recorded an income tax benefit relating to a net decrease in FIN 48 liabilities of approximately $5.9 million, and a recognition of tax benefits of approximately $1.7 million for the change in a capital loss valuation allowance due to capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $3.3 million due to federal tax credits. In fiscal 2007, the Company achieved a settlement with a state taxing jurisdiction which necessitated changes in the FIN 48 liabilities.

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

The Company incurred a tax net operating loss of approximately $195.7 million and had tax credits of approximately $5.7 million for the year ended January 31, 2009. For federal income tax purposes, the loss will be carried back to the year ended February 3, 2007 and the credits will be carried back to the year ended February 2, 2008 to reduce the income tax liabilities for each respective year. For state income tax purposes, the loss will be carried back to the extent allowed by each states’ law, otherwise the loss will be carried forward to reduce future years’ state income tax liabilities. The Company also has a charitable contribution carryforward of approximately $1.7 million that will expire in fiscal 2014. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2009 and February 2, 2008 are as follows:

	January 31, 2009	February 2, 2008
	(in thousands of dollars)
Property and equipment bases and depreciation differences	$480,166	$522,718
Joint venture bases differences	6,149	28,745
Differences between book and tax bases of inventory	58,227	59,384
Other	5,614	6,978

Total deferred tax liabilities	550,156	617,825

Accruals not currently deductible	(89,006)	(94,462)
Capital loss carryforwards	(216,469)	(226,961)
Net operating loss carryforwards	(180,723)	(161,795)
State income taxes	(10,257)	(10,053)
Other	(1,724)	(11,566)

Total deferred tax assets	(498,179)	(504,837)
Capital loss valuation allowance	216,469	226,961
Net operating loss valuation allowance	146,507	129,574

Net deferred tax assets	(135,203)	(148,302)

Net deferred tax liabilities	$414,953	$469,523

At January 31, 2009, the Company had a deferred tax asset of approximately $216 million related to a capital loss carryforward that could be utilized to reduce the tax liabilities of future years. This carryforward will expire in fiscal 2011. The deferred asset attributable to the capital loss carryforward has been reduced by a valuation allowance of $216 million due to the uncertainty of future capital gains necessary to utilize the capital loss carryforward.

At January 31, 2009, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $181 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2009 and 2029. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $147 million for the losses of various members of the affiliated group in states that require separate company filings.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	January 31, 2009	February 2, 2008
	(in thousands of dollars)
Net deferred tax liabilities-noncurrent	$378,348	$436,541
Net deferred tax liabilities-current	36,605	32,982

Net deferred tax liabilities	$414,953	$469,523

FIN 48 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. The total amount of unrecognized tax benefits as of January 31, 2009 and February 2, 2008 was $27.3 million and $25.4 million, respectively, of which $19.5 million and $16.9 million, respectively, would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of January 31, 2009 and February 2, 2008 was $9.4 million and $8.8 million, respectively. The Company classifies interest expense and penalties relating to income tax in the financial statements as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2008	Fiscal 2007
	(in thousands of dollars)
Unrecognized tax benefits at beginning of period	$25,415	$27,639
Gross increases—tax positions in prior period	1,778	8,659
Gross decreases—tax positions in prior period	(2,460)	(10,372)
Gross increases—current period tax positions	2,770	2,083
Settlements	(198)	(2,538)
Lapse of statute of limitations	(29)	(56)

Unrecognized tax benefits at end of period	$27,276	$25,415

During fiscal 2008, the IRS completed its examination of the Company’s federal income tax returns for the fiscal tax years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangibles. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $1 million and $4 million. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Income taxes paid during fiscal 2008, 2007 and 2006 were approximately $0.5 million, $69.8 million and $110.1 million, respectively.

9. Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures

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

10. Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to the lesser of $16,500 ($22,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with one year of service, who elect to participate in the plan, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee’s first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan. The Company incurred benefit plan expense of $15 million, $14 million and $13 million for fiscal 2008, 2007 and 2006, respectively.

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

The accumulated benefit obligations (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	January 31, 2009	February 2, 2008
	(in thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$113,715	$105,025
Service cost	2,502	2,069
Interest cost	7,056	6,002
Actuarial loss/(gain)	(5,740)	4,246
Benefits paid	(4,020)	(3,627)

Benefit obligation at end of year	$113,513	$113,715

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	4,020	3,627
Benefits paid	(4,020)	(3,627)

Fair value of plan assets at end of year	$—	$—

Funded status (benefit obligation less plan assets)	$(113,513)	$(113,715)
Unamortized prior service costs	—	—
Unrecognized net actuarial loss	—	—
Intangible asset	—	—
Unrecognized net loss	—	—

Accrued benefit cost	$(113,513)	$(113,715)

Benefit obligation in excess of plan assets	$(113,513)	$(113,715)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(113,513)	$(113,715)

Net amount recognized	$(113,513)	$(113,715)

Accumulated benefit obligation at end of year	$(106,461)	$(103,948)

Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2008 consisted of net actuarial losses and prior service cost of $23.8 million and $2.6 million, respectively. The pretax amounts recognized in accumulated other comprehensive loss for fiscal 2007 consisted of net actuarial losses and prior service cost of $31.6 million and $3.2 million, respectively. The pretax amounts recognized in accumulated other comprehensive loss for fiscal 2006 consisted of net actuarial losses and prior service cost of $29.4 million and $3.9 million, respectively.

Accrued benefit liability is included in other liabilities. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders’ equity.

The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $1.5 million and $600 thousand, respectively.

The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate determined on this basis had increased to 6.6% as of January 31, 2009 from 6.3% as of February 2, 2008. Weighted average assumptions are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Discount rate-net periodic pension cost	6.3%	5.9%	5.6%
Discount rate-benefit obligations	6.6%	6.3%	5.9%
Rate of compensation increases	4.0%	4.0%	4.0%

The components of net periodic benefit costs are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Components of net periodic benefit costs:
Service cost	$2,502	$2,069	$2,181
Interest cost	7,056	6,002	5,396
Net actuarial gain (loss)	2,054	2,070	2,016
Amortization of prior service cost	627	626	627

Net periodic benefit costs	$12,239	$10,767	$10,220

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2009	$4,174
2010	5,462
2011	5,328
2012	5,951
2013	5,853
2014-2018	37,620

Total payments for next ten fiscal years	$64,388

11. Stockholders’ Equity

Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

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

Share Repurchase Programs

2007 Plan

In November 2007, the Company’s Board of Directors authorized the Company to repurchase up to $200 million of its Class A Common Stock (“2007 plan”). This open-ended authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions. No repurchases were made during fiscal 2007 under the 2007 plan. During fiscal 2008, the Company repurchased 1,826,600 shares for $17.4 million at an average price of $9.55 per share leaving $182.6 million in share repurchase authorization remaining under the 2007 plan at January 31, 2009.

2005 Plan

In May 2005, The Company’s Board of Directors approved the repurchase of up to $200 million of its Class A Common Stock (“2005 plan”). Availability under the 2005 plan at the beginning of fiscal 2006 was $115 million. During 2006, the Company repurchased 133,500 shares for $3 million under the 2005 plan. During fiscal 2007, the Company repurchased 5.2 million shares for $112 million which completed the authorization under the 2005 plan.

12. Earnings per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(in thousands, except per share data)
Net (loss) earnings available for per-share calculation	$(241,065)	$(241,065)	$53,761	$53,761	$245,646	$245,646

Average shares of common stock outstanding	74,278	74,278	78,406	78,406	79,603	79,603
Stock options	—	—	—	697	—	872

Total average equivalent shares	74,278	74,278	78,406	79,103	79,603	80,475

Per share of common stock:
Net (loss) income	$(3.25)	$(3.25)	$0.69	$0.68	$3.09	$3.05

Total stock options outstanding were 5,261,375, 5,376,375 and 5,915,269 at January 31, 2009, February 2, 2008 and February 3, 2007, respectively. No options outstanding were included in the fiscal 2008 computation of diluted earnings per share because they would be antidilutive due to the net loss and because the exercise price of the options exceeds the average market price. Options to purchase 5,376,375 shares of Class A Common Stock at prices ranging from $24.01 to $30.47 per share were outstanding in fiscal 2007 but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive. No options outstanding were excluded in the computation of diluted earnings per share for fiscal 2006 as none were antidilutive.

13. Stock Options

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of fiscal 2008, 6,310,445 shares were available for grant under the plans and 11,571,820 shares of Class A Common Stock were reserved for issuance under the stock option plans.

The Company follows SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as interpreted by SEC Staff Accounting Bulletin No. 107. There were no stock options granted during fiscal 2008, 2007 and 2006. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized as follows:

	Fiscal 2008
Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,376,375	$25.92
Granted	—	—
Exercised	—	—
Forfeited	(115,000)	25.74

Outstanding, end of year	5,261,375	$25.92

Options exercisable at year-end	5,261,375	$25.92

Weighted-average fair value of options granted during the year	$—

The following table summarizes information about stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.01 - $24.73	98,781	0.77	$24.18	98,781	$24.18
$25.74 - $25.74	3,810,000	6.98	25.74	3,810,000	25.74
$25.95 - $30.47	1,352,594	0.81	26.55	1,352,594	26.55

	5,261,375	5.28	$25.92	5,261,375	$25.92

The intrinsic value of stock options exercised during the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was approximately $0, $1.8 million and $14.4 million, respectively. At January 31, 2009, the intrinsic value of outstanding stock options and exercisable stock options was $0.

14. Leases and Commitments

Rental expense consists of the following:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands of dollars)
Operating leases:
Buildings:
Minimum rentals	$23,529	$25,798	$29,640
Contingent rentals	4,264	5,997	6,558
Equipment	33,688	28,192	19,282

	$61,481	$59,987	$55,480

Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of January 31, 2009 for all non-cancelable leases for buildings and equipment are as follows:

Fiscal Year	Operating Leases	Capital Leases
	(in thousands of dollars)
2009	$52,112	$3,628
2010	40,096	3,568
2011	41,234	3,508
2012	30,792	13,787
2013	9,664	1,676
After 2013	33,222	10,371

Total minimum lease payments	$207,120	36,538

Less amount representing interest		(10,718)

Present value of net minimum lease payments (of which $1,704 is currently payable)		$25,820

Renewal options from three to 25 years exist on the majority of leased properties. At January 31, 2009 the Company is committed to incur costs of approximately $53 million to acquire, complete and furnish certain stores and equipment.

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

Various other legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations

15. Insurance Proceeds

During fiscal 2005, Hurricane Katrina, Hurricane Rita and Hurricane Wilma interrupted operations in approximately 60 of the Company’s stores for varying amounts of time. Ten stores suffered damage to either merchandise or property related to the hurricanes. One store in the New Orleans area was permanently closed. A store in Biloxi, Mississippi was closed throughout the remainder of fiscal 2005 and remained closed for clean-up and reconstruction until its re-opening in March 2008.

Property and merchandise losses in the affected stores were covered by insurance. Insurance proceeds of $22.0 million and $27.8 million were received during fiscal 2007 and 2006, respectively. The Company recorded related gains in fiscal 2007 of $14.1 million and $4.1 million in gain on disposal of assets and cost of sales, respectively.

16. Asset Impairment and Store Closing Charges

During fiscal 2008, the Company recorded a pretax charge of $197.9 million for asset impairment and store closing costs. The charge consists of (1) the write-off of $31.9 million of goodwill on seven stores and a write-down of $58.8 million of investment in two mall joint ventures where the estimated future cash flows were unable to sustain the amount of goodwill and investment; (2) an accrual of $0.9 million for future rent, property tax and utility payments on one store that was closed during the year; (3) a write-down of property and equipment and an accrual for future rent, property tax and utility payments of $5.7 million on a store and distribution center that were closed during the year and (4) a write-down of property and equipment on 32 stores that were closed, scheduled to close or impaired based on the inability of the stores’ estimated future cash flows to sustain their carrying value.

During fiscal 2007, the Company recorded a pretax charge of $20.5 million for asset impairment and store closing costs. The charge consists of a write-off of goodwill on one store of $2.6 million, an accrual for future rent, property tax and utility payments on two stores of $1.0 million and a write-down of property and equipment on 14 stores for $16.9 million.

There were no asset impairment and store closing charges for fiscal 2006.

A breakdown of the asset impairment and store closing charges follows:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount
	(in thousands of dollars)
Stores closed in previous fiscal year	1	$800	1	$687	—	$—
Stores closed in current fiscal year	9	31,993	4	3,647	—	—
Stores to close in next fiscal year	5	18,811	5	5,083	—	—
Stores impaired based on cash flows	25	86,094	6	9,113	—	—
Non-operating facility	1	493	1	1,970	—	—
Distribution center	1	925	—	—	—	—
Joint ventures	2	58,806	—	—	—	—

Total	44	$197,922	17	$20,500	—	$—

The following is a summary of the activity in the reserve established for asset impairment and store closing charges:

	Balance, Beginning of Year	Charges	Cash Payments	Balance, End of Year
	(in thousands of dollars)
Fiscal 2008
Rent, property taxes and utilities	$4,355	$4,474	$3,589	$5,240
Fiscal 2007
Rent, property taxes and utilities	3,406	2,675	1,726	4,355
Fiscal 2006
Rent, property taxes and utilities	4,281	—	875	3,406

The reserve is recorded in trade accounts payable and accrued expenses and other liabilities

17. Fair Value Disclosures

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at January 31, 2009 and February 2, 2008 due to the short-term maturities of these instruments. The fair values of the Company’s long-term debt at January 31, 2009 and February 2, 2008 were $315 million and $835 million, respectively. The carrying value of the Company’s long-term debt at January 31, 2009 and February 2, 2008 was $783 million and $957 million, respectively. The fair value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at January 31, 2009 and February 2, 2008 was $48 million and $166 million, respectively. The carrying value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at January 31, 2009 and February 2, 2008 was $200 million.

18. Quarterly Results of Operations (unaudited)

	Fiscal 2008, Three Months Ended
	May 3	August 2	November 1	January 31
	(in thousands of dollars, except per share data)
Net sales	$1,675,554	$1,607,823	$1,508,230	$2,038,936
Gross profit	557,252	478,457	461,802	505,263
Net income (loss)	2,693	(38,340)	(56,070)	(149,348)
Diluted earnings per share:
Net income (loss)	$0.04	$(0.51)	$(0.76)	$(2.03)

	Fiscal 2007, Three Months Ended
	May 5	August 4	November 3	February 2
	(in thousands of dollars, except per share data)
Net sales	$1,762,954	$1,648,533	$1,633,443	$2,162,487
Gross profit	636,863	519,854	562,782	701,263
Net income (loss)	42,924	(25,166)	(11,341)	47,344
Diluted earnings per share:
Net income (loss)	$0.53	$(0.31)	$(0.15)	$0.63

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

Quarterly information for fiscal 2008 and fiscal 2007 includes the following items:

First Quarter

2008

•

a $0.9 million pretax charge ($0.6 million after tax or $0.01 per share) for asset impairment and store closing charges related to the write-off equipment and accrual of future rent on a distribution center that was closed during the quarter.

2007

•	a $4.1 million pretax gain ($2.6 million after tax or $0.03 per diluted share) related to reimbursement for inventory damages incurred during the 2005 hurricane season.

Second Quarter

2008

•	a $17.6 million pretax gain ($11.0 million after tax or $0.15 per share) related to the sale of an airplane.

•

a $9.8 million pretax charge ($6.1 million after tax or $0.08 per share) for asset impairment and store closing charges for a store closed during the quarter and for a write-down of property and equipment on four stores scheduled to be closed during the year.

2007

•	a $3.1 million pretax gain ($1.9 million after tax or $0.02 per diluted share) related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.

Third Quarter

2008

•

a $9.3 million pretax charge ($5.9 million after tax or $0.08 per share) related to the accrual of rent and property taxes for a store closed during the quarter and a write-down of property and equipment on three stores scheduled to closed by the end of the year.

•	a $4.4 million pretax charge ($2.8 million after tax or $0.04 per share) of hurricane-related expenses.

•	a $7.2 million pretax gain ($4.6 million after tax or $0.06 per share) related to the sale of a store in San Antonio, Texas.

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

Fourth Quarter

2008

•

a $177.9 million pretax charge ($123.9 million after tax or $1.69 per share) for asset impairment and store closing charges related to (1) a write-off of goodwill on seven stores totaling $31.9 million, (2) a write-down of investment in two mall joint ventures of $58.8 million and a write-down of property and equipment in 18 operating stores totaling $54.2 million and 12 closed or closing stores totaling $33.0 million.

•	a $2.9 million pretax charge ($1.8 million after tax or $0.03 per share) related to hurricane losses and remediation expenses incurred as a result of Hurricane Ike which occurred in September of 2008.

2007

•	a $16.1 million pretax charge ($10.1 million after tax or $0.13 per diluted share) for asset impairment and store closing charges related to certain stores.

•	a $10.3 million income tax benefit ($0.14 per diluted share) primarily due to state administrative settlement, federal credits and the change in a capital loss valuation allowance.

EXHIBIT INDEX

Number	Description

*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).

*3(b)	By-Laws as currently in effect (Exhibit 4.2 to Form S-8 filed November 27, 2007 in 333-147636).

*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).

*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).

*4(c)	Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).

*4(d)	Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Rights Agreement between Dillard’s, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).

**10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10(c)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).

**10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10(e)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10(f)	Second Amendment to Amended and Restated Credit Agreement among Dillard’s, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10(g)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(h)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(i)	Third Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10(j)	Fourth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10(k)	Fifth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated May 4, 2007 in File No. 1-6140).

E-1

Number	Description

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated by reference as indicated.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-2