Form 10-Q
period 2009-05-02
DILLARDS INC
filed 2009-06-08
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number:  1-6140

DILLARD'S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
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
☑Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes    ☑No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 30, 2009	69,775,521
CLASS B COMMON STOCK as of May 30, 2009	4,010,929

Index

DILLARD'S, INC.

Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
DILLARD'S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 2,	January 31,	May 3,
	2009	2009	2008
Assets
Current assets:
Cash and cash equivalents	$102,731	$96,823	$84,043
Accounts receivable, net	70,353	87,998	9,034
Merchandise inventories	1,647,116	1,374,394	2,018,406
Federal income tax receivable	74,415	74,415	-
Other current assets	36,817	53,125	64,658

Total current assets	1,931,432	1,686,755	2,176,141

Property and equipment, net	2,918,518	2,973,151	3,182,271
Goodwill	-	-	31,912
Other assets	83,142	85,938	166,459

Total assets	$4,933,092	$4,745,844	$5,556,783

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$849,343	$642,940	$957,545
Current portion of long-term debt	25,553	25,535	100,712
Current portion of capital lease obligations	1,721	1,704	2,295
Other short-term borrowings	175,000	200,000	300,000
Federal and state income taxes including current deferred taxes	55,762	43,486	39,471

Total current liabilities	1,107,379	913,665	1,400,023

Long-term debt	752,266	757,689	759,981
Capital lease obligations	23,700	24,116	25,339
Other liabilities	221,680	220,911	219,817
Deferred income taxes	370,578	378,348	435,633
Guaranteed preferred beneficial interests in the
Company’s subordinated debentures	200,000	200,000	200,000

Stockholders’ equity:
Common stock	1,209	1,206	1,206
Additional paid-in capital	782,382	781,055	780,757
Accumulated other comprehensive loss	(16,539)	(16,872)	(21,786)
Retained earnings	2,432,438	2,427,727	2,680,373
Less treasury stock, at cost	(942,001)	(942,001)	(924,560)

Total stockholders' equity	2,257,489	2,251,115	2,515,990

Total liabilities and stockholders' equity	$4,933,092	$4,745,844	$5,556,783

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 2,	May 3,
	2009	2008

Net sales	$1,473,870	$1,675,554
Service charges and other income	31,426	38,044

	1,505,296	1,713,598

Cost of sales	979,579	1,118,302
Advertising, selling, administrative and general expenses	414,284	480,921
Depreciation and amortization	65,524	72,075
Rentals	14,500	15,677
Interest and debt expense, net	18,408	22,113
Gain on disposal of assets	(68)	(99)
Asset impairment and store closing charges	-	925

Income before income taxes and equity in (losses) earnings of joint ventures	13,069	3,684
Income taxes	4,650	1,610
Equity in (losses) earnings of joint ventures	(756)	619

Net income	7,663	2,693

Retained earnings at beginning of period	2,427,727	2,680,690
Cash dividends declared	(2,952)	(3,010)

Retained earnings at end of period	$2,432,438	$2,680,373

Earnings per share:
Basic	$0.10	$0.04

Diluted	$0.10	$0.04

Cash dividends declared per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 2,	May 3,
	2009	2008

Operating activities:
Net income	$7,663	$2,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	66,005	72,536
Gain on repurchase of debt	(1,476)	––
Gain on disposal of property and equipment	(68)	(99)
Share-based compensation	––	15
Asset impairment and store closing charges	––	925
Changes in operating assets and liabilities:
Decrease in accounts receivable	17,645	1,846
Increase in merchandise inventories and other current assets	(256,414)	(246,925)
Decrease in other assets	2,352	3,665
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	206,714	201,877

Net cash provided by operating activities	42,421	36,533

Investing activities:
Purchases of property and equipment	(4,828)	(46,759)
Proceeds from disposal of property and equipment	581	2

Net cash used in investing activities	(4,247)	(46,757)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(4,328)	(96,635)
Cash dividends paid	(2,938)	(3,010)
(Decrease) increase in short-term borrowings	(25,000)	105,000

Net cash (used in) provided by financing activities	(32,266)	5,355

Increase (decrease) in cash and cash equivalents	5,908	(4,869)
Cash and cash equivalents, beginning of period	96,823	88,912

Cash and cash equivalents, end of period	$102,731	$84,043

Non-cash transactions:
Accrued capital expenditures	$5,000	$17,020
Stock awards	1,330	1,756

See notes to condensed consolidated financial statements.

Index

DILLARD'S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard's, Inc. (the "Company") have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three months ended May 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 due to the seasonal nature of the business.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on April 1, 2009.

Note 2.	Business Segments

On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (collectively “CDI”), a former 50% equity method joint venture investment of the Company.  Subsequent to the purchase, CDI’s results of operations have been consolidated with the Company’s results of operations.

Before the acquisition of CDI, the Company operated in one reportable segment:  the operation of retail department stores.  Following the acquisition, the Company operated in two reportable segments.  These segments include the operation of retail department stores and a general contracting construction company.

For our retail operations reportable segment, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we determined our operating segments on a store by store basis.  Each store’s operating performance has been aggregated into one reportable segment.  Each store meets the aggregation criteria set forth in SFAS No. 131.  Our operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. Across all stores, Dillard’s operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers.  The Company believes that disaggregating our operating segments would not provide meaningful additional information.

The following table summarizes certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended May 2, 2009
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,414,691	$59,179	$1,473,870
Gross profit	491,706	2,585	494,291
Total assets	4,854,361	78,731	4,933,092
Income before income taxes and equity in (losses) earnings of joint ventures	11,794	1,275	13,069

Intersegment construction revenues of $8.1 million were eliminated during consolidation and have been excluded from net sales for the quarter ended May 2, 2009.

Index

Note 3.	Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the quarters ended May 2, 2009 and May 3, 2008.

Stock option transactions for the three months ended May 2, 2009 are summarized as follows:

		Weighted-Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	5,261,375	$25.92
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	5,261,375	$25.92
Options exercisable at period end	5,261,375	$25.92

At May 2, 2009, the intrinsic value of outstanding and exercisable stock options was $0.

Note 4.	Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the quarter ended May 2, 2009.

During the quarter ended May 3, 2008, the Company recorded a pretax charge of $0.9 million for asset impairment and store closing costs.  The charge consisted of a write-off of equipment and an accrual for future rent on a distribution center that was closed during the quarter.

Following is a summary of the activity in the reserve established for store closing charges for the quarter ended May 2, 2009:

(in thousands)	Balance, Beginning of Period	Adjustments and Charges	Cash Payments	Balance, End of Period

Rentals, property taxes and utilities	$5,240	$70	$550	$4,760

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 2,	May 3,
	2009	2008
Basic:
Net income	$7,663	$2,693

Weighted average shares of common stock outstanding	73,644	75,200

Basic earnings per share	$0.10	$0.04

Index

	Three Months Ended
	May 2,	May 3,
	2009	2008
Diluted:
Net income	$7,663	$2,693

Weighted average shares of common stock outstanding	73,644	75,200
Dilutive effect of stock-based compensation	-	-
Total weighted average equivalent shares	73,644	75,200

Diluted earnings per share	$0.10	$0.04

Total stock options outstanding were 5,261,375 and 5,336,375 at May 2, 2009 and May 3, 2008, respectively.  Of these, options to purchase 5,261,375 and 5,336,375 shares of Class A common stock at prices ranging from $24.01 to $30.47 per share were outstanding at May 2, 2009 and May 3, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

Note 6.	Comprehensive Income

The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended
	May 2,	May 3,
	2009	2008

Net income	$7,663	$2,693
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	333	425
Total comprehensive income	$7,996	$3,118

Note 7.	Commitments and Contingencies

On May 27, 2009 a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s Inc. v. William Dillard II et al, Case Number 4:09-IV-395. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as this suit, the named officers and directors intend to contest these allegations vigorously.

Various other legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At May 2, 2009, letters of credit totaling $91.3 million were issued under the Company’s $1.2 billion revolving credit facility.

Note 8.	Benefit Plans

The Company has a nonqualified defined benefit plan (“Plan”) for its officers.  The Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The Plan is unfunded.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Plan of $1.0 million during the quarter ended May 2, 2009.  The Company expects to make contributions to the Plan of approximately $3.2 million for the remainder of fiscal 2009.

Index

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Components of net periodic benefit costs:
Service cost	$771	$626
Interest cost	1,826	1,764
Net actuarial loss	368	513
Amortization of prior service cost	157	157
Net periodic benefit costs	$3,122	$3,060

Note 9.	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements.  The provisions of SFAS 161 were adopted February 1, 2009 and did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was adopted February 1, 2009 and did not have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date for FASB Statement No. 157.  This FSP permitted the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We adopted this portion of the statement on February 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009.  We expect that the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial statements.

Index

Note 10.	Revolving Credit Agreement

At May 2, 2009, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.  Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% subject to certain availability thresholds as defined in the credit agreement.  Due to lower average availability (which is analyzed each calendar quarter), effective April 1, 2009, interest on borrowings under the credit agreement began accruing interest at either JPMorgan’s Base Rate minus 0.25% or LIBOR plus 1.25% (1.66% at May 2, 2009).

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1,023.1 million at May 2, 2009.  Borrowings of $175.0 million were outstanding and letters of credit totaling $91.3 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $757 million at May 2, 2009.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11.	Share Repurchase Program

The Company was authorized by its board of directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“Plan”).  No shares were repurchased under the Plan during the quarters ended May 2, 2009 and May 3, 2008.  Share repurchase authorization remaining under the Plan at May 2, 2009 was $182.6 million.

Note 12.	Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  The total amount of unrecognized tax benefits as of May 2, 2009 and May 3, 2008 was $27.3 million and $25.4 million, respectively, of which $19.6 million and $17.0 million, respectively would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of May 2, 2009 and May 3, 2008 was $9.7 million and $9.1 million, respectively.  The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.

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

The Company’s estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures, was approximately 37.8% for the three months ended May 2, 2009 and 37.4% for the three months ended May 3, 2008.  During the three months ended May 2, 2009, the Company recorded an income tax expense relating to a net increase in FIN 48 liabilities and other tax reserves of approximately $0.4 million and recognized tax benefits of approximately $0.3 million due to federal tax credits. During the three months ended May 3, 2008, the Company recorded an income tax expense relating to a net increase in FIN 48 liabilities and other tax reserves of approximately $0.2 million and recognized tax benefits of approximately $0.2 million due to federal tax credits.

Index

Note 13.	Note Repurchase

During the quarter ended May 2, 2009, the Company repurchased $5.0 million face amount of 9.125% notes with an original maturity on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The sustained economic decline throughout the first quarter of fiscal 2009 continued to have a significant impact on Dillard’s, Inc.’s (the “Company”, “we”, “us” or “our”) operations.   Net sales from retail operations were $1,414.7 million during the quarter ended May 2, 2009, a decrease of $260.9 million or 16% from the quarter ended May 3, 2008.  The continued slowdown in consumer spending had a negative impact on net sales.  Despite the significant decrease in sales, gross profit from retail operations increased 150 basis points of sales, primarily due to our inventory management efforts as evidenced by lower inventory levels (down 17% in comparable stores), decreased purchases and decreased markdown activity.  Our extensive cost reduction measures that began in fiscal 2008 reduced advertising, selling, administrative and general expenses for the first quarter of 2009 by $66.6 million compared to the first quarter of fiscal 2008.  We also repurchased $5.0 million face amount of debt prior to its maturity, resulting in a pretax gain of $1.5 million.  The Company recorded net income for the first quarter of 2009 of $7.7 million, or $0.10 per share, compared to net income of $2.7 million or $0.04 per share for the first quarter of 2008.

As of May 2, 2009, we had working capital of $824 million, cash and cash equivalents of $102.7 million and $1,152.8 million of total debt outstanding.  Cash flows from operating activities were $42.4 million for the first quarter of fiscal 2009.  We operated 315 total stores as of May 2, 2009, a decrease of 4.8% from the same period last year as a result of the store closures that occurred during fiscal 2008.  At May 2, 2009, we had unutilized availability of approximately $757 million under our $1.2 billion revolving credit facility that expires December 12, 2012.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 2, 2009*		May 3, 2008
Net sales (in millions)	$1,414.7		$1,675.6
Sales per square foot	$26		$29
Total store count at end of period	315		331
Net sales trend	(16	) %	(5	) %
Comparable store sales trend	(13	) %	(6	) %
Gross profit (in millions)	$491.7		$557.3
Gross profit as a percentage of net sales	34.8%		33.3%
Comparable store inventory trend	(17	) %	(3	) %
Merchandise inventory turnover	2.5		2.5
Cash flow from operations (in millions)	$42.4		$36.5
*Retail segment only, excluding cash flow data

Index

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

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance (“Alliance”) between the Company and GE Consumer Finance (“GE”).  Other income relates to rental income, shipping and handling fees and lease income on leased departments.

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

Index

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage notes, term note and the guaranteed beneficial interests in the Company’s subordinated debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

Gain on disposal of assets. Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment.

Asset impairment and store closing charges.  Asset impairment and store closing charges consist of write-downs to fair value of under-performing properties and exit costs associated with the closure of certain stores.  Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Equity in (losses) earnings of joint ventures.  Equity in (losses) earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures, including the equity in earnings of CDI prior to the purchase of its remaining interest and subsequent consolidation on August 29, 2008.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  As disclosed in this note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the condensed consolidated financial statements.

Merchandise inventory.  Approximately 97% of the inventories are valued at the lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories.  RIM is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.  Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost and specific identified cost methods.  A 1% change in markdowns would have impacted net income by approximately $2 million for the quarter ended May 2, 2009.

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

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $7.2 million and $8.6 million for the quarters ended May 2, 2009 and May 3, 2008, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision were insignificant for the quarters ended May 2, 2009 and May 3, 2008.

The Company’s share of income earned under the Alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income.  The Company received income of approximately $22.4 million and $26.4 million from GE during the quarters ended May 2, 2009 and May 3, 2008, respectively.  Further pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

Index

Revenue from CDI construction contracts is generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts.  The length of contract varies but is typically nine to eighteen months.  The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.

Merchandise vendor allowances. The Company receives concessions from its merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and margin maintenance programs.

Cooperative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred.  If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures.  Similarly, we are not able to assess the impact of vendor advertising allowances on creating additional revenue, as such allowances do not directly generate revenue for our stores.

Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.

Amounts of margin maintenance allowances are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable.  All such merchandise margin maintenance allowances are recognized as a reduction of cost purchases.  Under the retail method of accounting for inventory, a portion of these allowances reduces cost of goods sold and a portion reduces the carrying value of merchandise inventory.  The amounts recognized as a reduction in cost of sales have not varied significantly for the quarters ended May 2, 2009 and May 3, 2008.

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of May 2, 2009 and May 3, 2008, insurance accruals of $54.3 million and $55.4 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments resulting from changes in historical loss trends have reduced expenses during the quarters ended May 2, 2009 and May 3, 2008, partially due to new Company programs that have helped decrease both the number and cost of claims.  Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.  A 10% change in our self-insurance reserve would have affected net earnings by $3.4 million for the quarter ended May 2, 2009.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  The total amount of unrecognized tax benefits as of May 2, 2009 and May 3, 2008 were $27.3 million and $25.4 million, respectively, of which $19.6 million and $17.0 million, respectively  would, if recognized, affect the effective tax rate.  The total amount of accrued interest and penalties as of May 2, 2009 and May 3, 2008 were $9.7 million and $9.1 million, respectively.  The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.

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

Discount rate.  The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods.   The discount rate increased to 6.6% as of January 31, 2009 from 6.3% as of February 2, 2008.  We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $114 million was appropriately stated as of January 31, 2009; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.  A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $6.8 million.

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

We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by such in the future.

Index

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended
	May 2,	May 3,
	2009	2008

Net sales	100.0%	100.0%
Service charges and other income	2.1	2.2
	102.1	102.2
Cost of sales	66.5	66.7
Advertising, selling, administrative and general expenses	28.1	28.7
Depreciation and amortization	4.4	4.3
Rentals	1.0	0.9
Interest and debt expense, net	1.2	1.3
Gain on disposal of assets	-	-
Asset impairment and store closing charges	-	0.1
Income before income taxes and equity in (losses) earnings of joint ventures	0.9	0.2
Income taxes	0.3	-
Equity in (losses) earnings of joint ventures	(0.1)	-

Net income	0.5%	0.2%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change
Net sales:
Retail operations segment	$1,414,691	$1,675,554	$(260,863)
Construction segment	59,179	-	59,179
Total net sales	$1,473,870	$1,675,554	$(201,684)

The percent change by category in the Company’s retail operations segment sales for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 as well as the percentage by segment and category to total net sales is as follows:

	% Change 09-08	% of Net Sales
Retail operations segment
Cosmetics	(8.5)%	16%
Ladies’ apparel and accessories	(16.2)	36
Juniors’ and children’s apparel	(17.4)	9
Men’s apparel and accessories	(18.6)	16
Shoes	(12.2)	14
Home and furniture	(26.2)	5
		96
Construction segment		4
Total		100%

Net sales from the retail operations segment decreased $260.9 million or 16% during the quarter ended May 2, 2009 compared to the quarter ended May 3, 2008 while sales in comparable stores declined 13% between the same periods.  All merchandise categories experienced significant sales declines.

Index

Net sales were negatively impacted by a decline in mall store traffic.  The net sales decrease reflected a 19% decrease in the number of sales transactions while the average dollars per sales transaction were up moderately.

We believe sales in all categories were affected by the decline in the general economic environment.  We are continuing to focus on presenting the right merchandise mix at the appropriate inventory levels in order to improve performance.  The current slowdown in the United States economy is likely to have an adverse effect on consumer confidence and consumer spending habits, which would result in both reduced customer traffic and comparable store sales.  The decline in revenue may increase inventory levels and markdowns.  These negative economic conditions may also affect future profitability and may cause us to recognize additional impairment or to reduce the number of stores in operation.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change	% Change
Leased department income	$3,439	$3,265	$174	5.3%
Income from GE marketing and servicing alliance	22,362	26,439	(4,077)	(15.4)
Other	5,625	8,340	(2,715)	(32.6)
Total	$31,426	$38,044	$(6,618)	(17.4)

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance decreased during the quarter ended May 2, 2009 compared to the quarter ended May 3, 2008 primarily due to the overall sales decline as well as a lower penetration rate of Dillard’s branded proprietary credit card.  In response to the current economy, GE has informed the Company that they have reduced spending limits and strengthened authorization strategies, which we believe will negatively impact credit sales and income and cash flows derived from the proprietary credit card program.

Gross Profit/Cost of Sales

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	Change
Gross profit:
Retail operations segment	$491,706	$557,252	$(65,546)
Construction segment	2,585	-	2,585
Total gross profit	$494,291	$557,252	$(62,961)

Gross profit as a percentage of segment net sales:
Retail operations segment	34.8%	33.3%	1.5%
Construction segment	4.4	-
Total gross profit as a percentage of net sales	33.5	33.3	0.2

Gross profit improved 20 basis points of sales during the quarter ended May 2, 2009 compared to the quarter ended May 3, 2008.  Gross profit from retail operations improved 150 basis points of sales during the same comparable periods as a result of the Company’s successful inventory management efforts evidenced by lower inventory levels, decreased purchases and decreased markdown activity.  Inventory declined 18% in total stores and 17% in comparable stores as of May 2, 2009 compared to May 3, 2008.

With the exception of cosmetics and shoes, all merchandise categories experienced improved gross margins over the prior year’s first quarter with significant improvement in home and furniture and men’s apparel and accessories, moderate improvement in juniors’ and children’s apparel and slight improvement in ladies’ apparel and accessories.  Cosmetics gross margin remained flat while shoes posted the weakest performance with a moderate decline.

Index

Advertising, Selling, Administrative and General Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change	% Change
SG&A	$414,284	$480,921	$(66,637)	(13.9)%
SG&A as a percentage of net sales	28.1%	28.7%

The decline in SG&A during the quarter ended May 2, 2009 compared to the quarter ended May 3, 2008 primarily resulted from the Company’s expense savings measures combined with store closures that occurred in fiscal 2008.  Notable savings during the quarter included payroll and payroll related taxes ($47.0 million), services purchased ($6.4 million), supplies ($5.5 million) and advertising ($4.9 million).  Management believes the expense savings initiatives combined with savings from store closures could produce an operating expense decline that could exceed $200 million during the 2009 fiscal year.

Depreciation and Amortization Expense

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change	% Change
Depreciation and amortization expense	$65,524	$72,075	$(6,551)	(9.1)%

Depreciation and amortization expense decreased during the quarter ended May 2, 2009 compared to the quarter ended May 3, 2008 primarily as a result of the Company’s continuing efforts to reduce capital expenditures and of the impairment charges that were recorded during the fourth quarter of fiscal 2008.

Rentals

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change	% Change
Rentals	$14,500	$15,677	$(1,177)	(7.5)%

The decrease in rental expense for the quarter ended May 2, 2009 compared to the quarter ended May 3, 2008 is primarily due to store closures that occurred during the last three quarters of fiscal 2008 as the Company executed its plan to exit under-performing locations.

Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change	% Change
Interest and debt expense, net	$18,408	$22,113	$(3,705)	(16.8)%

The decrease of net interest and debt expense for the quarter is primarily attributed to lower average debt and notes repurchased at a discount, partially offset by reduced capitalized interest. Total weighted average debt outstanding during the quarter ended May 2, 2009 decreased approximately $156.4 million from the quarter ending May 3, 2008. The notes repurchased consisted of $5.0 million face amount of 9.125% notes with an original maturity on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.

Index

Asset Impairment and Store Closing Charges

	Three Months Ended
(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change
Asset impairment and store closing charges	$-	$925	$(925)

There were no asset impairment and store closing costs recorded during the three months ended May 2, 2009.

During the quarter ended May 3, 2008, the Company recorded a pretax charge of $0.9 million for asset impairment and store closing costs.  The charge consists of a write-off of equipment and an accrual for future rent on a distribution center that was closed during the quarter.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures, was approximately 37.8% for the three months ended May 2, 2009 and 37.4% for the three months ended May 3, 2008.  During the three months ended May 2, 2009, the Company recorded an income tax expense relating to a net increase in FIN 48 liabilities and other tax reserves of approximately $0.4 million and recognized tax benefits of approximately $0.3 million due to federal tax credits. During the three months ended May 3, 2008, the Company recorded an income tax expense relating to a net increase in FIN 48 liabilities and other tax reserves of approximately $0.2 million and recognized tax benefits of approximately $0.2 million due to federal tax credits.

Our income tax rate for the remainder of fiscal 2009 is dependent upon results of operations and may change if the results for fiscal 2009 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2009 will approximate 37%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	May 2, 2009	January 31, 2009	$ Change	% Change
Cash and cash equivalents	$102,731	$96,823	$5,908	6.1%
Other short-term borrowings	175,000	200,000	(25,000)	(12.5)
Current portion of long-term debt	25,553	25,535	18	0.1
Long-term debt	752,266	757,689	(5,423)	(0.7)
Guaranteed beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,257,489	2,251,115	6,374	0.3

Current ratio	1.74	1.85
Debt to capitalization	33.8%	34.5%

(in thousands of dollars)	May 2, 2009	May 3, 2008	$ Change	% Change
Cash and cash equivalents	$102,731	$84,043	$18,688	22.2%
Other short-term borrowings	175,000	300,000	(125,000)	(41.7)
Current portion of long-term debt	25,553	100,712	(75,159)	(74.6)
Long-term debt	752,266	759,981	(7,715)	(1.0)
Guaranteed beneficial interests	200,000	200,000	-	-
Stockholders’ equity	2,257,489	2,515,990	(258,501)	(10.3)

Current ratio	1.74	1.55
Debt to capitalization	33.8%	35.1%

Index

Net cash flows from operations increased to $42.4 million during the quarter ended May 2, 2009 compared to $36.5 million for the quarter ended May 3, 2008.  This increase of $5.9 million was primarily a result of an increase of $9.8 million related to changes in working capital items, primarily of changes associated with accounts receivable related to the acquisition of CDI.  These increases were partially offset by lower net income, as adjusted for non-cash items, of $3.9 million for the quarter ended May 2, 2009 as compared to the quarter ended May 3, 2008.

GE owns and manages the Company’s private label credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $22.4 million and $26.4 million from GE during the quarters ended May 2, 2009 and May 3, 2008, respectively. In response to the current economy, GE has informed the Company that they have reduced spending limits and strengthened authorization strategies, which we believe will negatively impact credit sales and income and cash flows derived from the proprietary credit card program though future amounts are difficult to predict.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses from the GE accounts as well as GE’s funding costs.

Capital expenditures were $4.8 million and $46.8 million for the quarters ended May 2, 2009 and May 3, 2008, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software.  No store locations were opened during the quarter ended May 2, 2009.

Capital expenditures for fiscal 2009 are expected to be approximately $120 million compared to actual expenditures of $190 million during fiscal 2008.  In light of the economic downturn, we have substantially reduced capital expenditures by suspending capital projects where appropriate.  We have begun construction of two stores that have planned openings in early 2010.  There are no planned store openings for fiscal 2009.

No stores were closed during the quarter ended May 2, 2009.  We announced the upcoming closure of our Tullahoma, Tennessee location which is expected to close during the second quarter of fiscal 2009.  Currently, we have identified four other locations for closure during 2009 and remain committed to closing under-performing stores where appropriate.  We may incur future closing costs related to these stores when they close.

The Company had cash on hand of $103 million as of May 2, 2009.  As part of its overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1,023.1 million at May 2, 2009.  Borrowings of $175.0 million were outstanding and letters of credit totaling $91.3 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $757 million at May 2, 2009.

Cash used in financing activities for the quarter ended May 2, 2009 totaled $32.3 million compared to cash provided of $5.4 million for the quarter ended May 3, 2008.  This decrease in cash flow was primarily due to the repayment of short-term borrowings of $25.0 million during the current quarter under the Company’s credit facility.  We also made principal payments of our long-term debt and capital lease obligations of $4.3 million, including the repurchase of $5.0 million face amount of 9.125% notes maturing on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.  No treasury stock was repurchased during the quarters ended May 2, 2009 or May 3, 2008.

During fiscal 2009, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak funding requirements of approximately $300 million during fiscal 2009.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible other financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations,  in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Index

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements.  The provisions of SFAS 161 were adopted February 1, 2009 and did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was adopted February 1, 2009 and did not have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date for FASB Statement No. 157.  This FSP permitted the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We adopted this portion of the statement on February 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009.  We expect that the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial statements.

Index

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  statements including (a) words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general macro-economic and retail industry conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; financial strength of vendors and their continued ability to provide merchandise; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.  The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2009, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 4.  Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 2, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s Inc. v. William Dillard II et al, Case Number 4:09-IV-395. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as this suit, the named officers and directors intend to contest these allegations vigorously.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 5, 2009, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 through February 28, 2009	-	$-	-	$182,558,219
March 1, 2009 through April 4, 2009	-	-	-	182,558,219
April 5, 2009 through May 2, 2009	-	-	-	182,558,219
Total	-	$-	-	$182,558,219

In November 2007, the Company’s board of directors authorized the Company to repurchase up to $200 million of the Company’s Class A Common Stock.  The plan has no expiration date.

Item 3.  Defaults Upon Senior Securities

None

Index

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Act as follows:

Three Months Ended		Fiscal Years Ended

May 2,	May 3,	January 31,	February 2,	February 3,	January 28,	January 29,
2009	2008	2009A	2008	2007B	2006	2005

1.55	1.14	(2.34)	1.54	3.34	2.01	2.12

AThe earnings were insufficient to cover fixed charges by approximately $374.5 million.
B 53 weeks

Item 6.  Exhibits

Number	Description
12	Statement re: Computation of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD'S, INC.
(Registrant)

Date: June 5, 2009	/s/ James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)