Form 10-Q
period 2009-08-01
DILLARDS INC
filed 2009-08-28
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 1-6140

DILLARD’S, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS 72201

(Address of principal executive offices)

(Zip Code)

(501) 376-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 21, 2009	69,824,521
CLASS B COMMON STOCK as of August 21, 2009	4,010,929

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	August 1, 2009	January 31, 2009	August 2, 2008

Assets
Current assets:
Cash and cash equivalents	$116,902	$96,823	$108,429
Accounts receivable, net	68,924	87,998	9,263
Merchandise inventories	1,413,993	1,374,394	1,750,488
Federal income tax receivable	3,869	74,415	—
Other current assets	46,339	53,125	51,173

Total current assets	1,650,027	1,686,755	1,919,353

Property and equipment, net	2,868,621	2,973,151	3,154,661
Goodwill	—	—	31,912
Other assets	79,201	85,938	159,765

Total assets	$4,597,849	$4,745,844	$5,265,691

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$672,783	$642,940	$744,162
Current portion of long-term debt	25,571	25,535	101,611
Current portion of capital lease obligations	1,739	1,704	1,953
Other short-term borrowings	67,000	200,000	285,000
Federal and state income taxes including current deferred taxes	41,645	43,486	27,288

Total current liabilities	808,738	913,665	1,160,014

Long-term debt	751,839	757,689	782,410
Capital lease obligations	23,279	24,116	24,956
Other liabilities	219,368	220,911	218,595
Deferred income taxes	366,036	378,348	421,796
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000	200,000

Stockholders’ equity:
Common stock	1,209	1,206	1,206
Additional paid-in capital	782,760	781,055	781,055
Accumulated other comprehensive loss	(16,207)	(16,872)	(21,361)
Retained earnings	2,402,828	2,427,727	2,639,021
Less treasury stock, at cost	(942,001)	(942,001)	(942,001)

Total stockholders’ equity	2,228,589	2,251,115	2,457,920

Total liabilities and stockholders’ equity	$4,597,849	$4,745,844	$5,265,691

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$1,427,771	$1,607,823	$2,901,641	$3,283,377
Service charges and other income	27,398	38,679	58,824	76,723

	1,455,169	1,646,502	2,960,465	3,360,100

Cost of sales	1,001,011	1,129,366	1,980,590	2,247,668
Advertising, selling, administrative and general expenses	396,721	479,328	811,005	960,249
Depreciation and amortization	66,391	73,021	131,915	145,096
Rentals	13,936	14,442	28,436	30,119
Interest and debt expense, net	19,011	23,026	37,419	45,139
Gain on disposal of assets	(589)	(17,902)	(657)	(18,001)
Asset impairment and store closing charges	—	9,809	—	10,734

Loss before income taxes and equity in losses of joint ventures	(41,312)	(64,588)	(28,243)	(60,904)
Income tax benefit	(15,040)	(27,260)	(10,390)	(25,650)
Equity in losses of joint ventures	(385)	(1,012)	(1,141)	(393)

Net loss	(26,657)	(38,340)	(18,994)	(35,647)

Retained earnings at beginning of period	2,432,438	2,680,373	2,427,727	2,680,690
Cash dividends declared	(2,953)	(3,012)	(5,905)	(6,022)

Retained earnings at end of period	$2,402,828	$2,639,021	$2,402,828	$2,639,021

Loss per share:
Basic and Diluted	$(0.36)	$(0.51)	$(0.26)	$(0.47)

Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	August 1, 2009	August 2, 2008
Operating activities:
Net loss	$(18,994)	$(35,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	132,870	146,021
Gain on disposal of property and equipment	(657)	(18,001)
Gain on repurchase of debt	(1,476)	—
Asset impairment and store closing charges	—	10,734
Share-based compensation	—	17
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,074	1,617
(Increase) decrease in merchandise inventories and other current assets	(32,813)	34,477
Decrease in other assets	5,846	7,061
Increase (decrease) in trade accounts payable and accrued expenses, other liabilities and income taxes	79,225	(36,613)

Net cash provided by operating activities	183,075	109,666

Investing activities:
Purchases of property and equipment	(20,571)	(104,341)
Proceeds from disposal of property and equipment	1,605	45,333

Net cash used in investing activities	(18,966)	(59,008)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(5,140)	(97,606)
(Decrease) increase in short-term borrowings	(133,000)	90,000
Cash dividends paid	(5,890)	(6,022)
Purchase of treasury stock	—	(17,441)
Payment of line of credit fees and expenses	—	(72)

Net cash used in financing activities	(144,030)	(31,141)

Increase in cash and cash equivalents	20,079	19,517
Cash and cash equivalents, beginning of period	96,823	88,912

Cash and cash equivalents, end of period	$116,902	$108,429

Non-cash transactions:
Accrued capital expenditures	$6,306	$14,836
Property and equipment financed by note payable	—	23,573
Stock awards	1,708	2,051

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended August 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 due to the seasonal nature of the business. Management has performed an evaluation of subsequent events through August 28, 2009, the date of filing this Quarterly Report on Form 10-Q, and believes that there are no material subsequent events requiring additional disclosure or recognition in this Form 10-Q.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on April 1, 2009.

Note 2. Business Segments

On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (collectively “CDI”), a former 50% equity method joint venture investment of the Company. Subsequent to the purchase, CDI’s results of operations have been consolidated with the Company’s results of operations.

Before the acquisition of CDI, the Company operated in one reportable segment: the operation of retail department stores. Following the acquisition, the Company operates in two reportable segments: the operation of retail department stores and a general contracting construction company.

For the Company’s retail operations reportable segment, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined its operating segments on a store by store basis. Each store’s operating performance has been aggregated into one reportable segment. Each store meets the aggregation criteria set forth in SFAS No. 131. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, Dillard’s operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended August 1, 2009
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,365,858	$61,913	$1,427,771
Gross profit	423,956	2,804	426,760
Total assets	4,524,231	73,618	4,597,849
(Loss) income before income taxes and equity in losses of joint ventures	(43,022)	1,710	(41,312)

	Six Months Ended August 1, 2009
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$2,780,549	$121,092	$2,901,641
Gross profit	915,662	5,389	921,051
Total assets	4,524,231	73,618	4,597,849
(Loss) income before income taxes and equity in losses of joint ventures	(31,228)	2,985	(28,243)

Intersegment construction revenues of $12.9 million and $21.0 million were eliminated during consolidation and have been excluded from net sales for the three and six months ended August 1, 2009, respectively.

Note 3. Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. There were no stock options granted during the three and six months ended August 1, 2009 and August 2, 2008.

Stock option transactions for the three months ended August 1, 2009 are summarized as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	5,261,375	$25.92
Granted	—	—
Exercised	—	—
Expired	(1,077,006)	26.44

Outstanding, end of period	4,184,369	$25.78

Options exercisable at period end	4,184,369	$25.78

At August 1, 2009, the intrinsic value of outstanding and exercisable stock options was $0.

Note 4. Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three and six months ended August 1, 2009.

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

Following is a summary of the activity in the reserve established for store closing charges for the six months ended August 1, 2009:

(in thousands)	Balance Beginning of Period	Adjustments and Charges	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$5,240	$373	$1,829	$3,784

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5. Loss Per Share Data

The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Basic:
Net loss	$(26,657)	$(38,340)	$(18,994)	$(35,647)

Weighted average shares of common stock outstanding	73,827	75,005	73,736	75,102

Basic loss per share	$(0.36)	$(0.51)	$(0.26)	$(0.47)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Diluted:
Net loss	$(26,657)	$(38,340)	$(18,994)	$(35,647)

Weighted average shares of common stock outstanding	73,827	75,005	73,736	75,102
Dilutive effect of stock-based compensation	—	—	—	—

Total weighted average equivalent shares	73,827	75,005	73,736	75,102

Diluted loss per share	$(0.36)	$(0.51)	$(0.26)	$(0.47)

Total stock options outstanding were 4,184,369 and 5,261,375 at August 1, 2009 and August 2, 2008, respectively. Of these, options to purchase 4,184,369 and 5,261,375 shares of Class A Common Stock at prices ranging from $24.73 to $26.57 and $24.01 to $30.47 were outstanding at August 1, 2009 and August 2, 2008, respectively, but were not included in the computations of diluted loss per share because the effect of their inclusion would be antidilutive.

Note 6. Comprehensive Loss

The following table shows the computation of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net loss	$(26,657)	$(38,340)	$(18,994)	$(35,647)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	333	425	665	850

Total comprehensive loss	$(26,324)	$(37,915)	$(18,329)	$(34,797)

Note 7. Commitments and Contingencies

On May 27, 2009 a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s Inc. v. William Dillard II et al, Case Number 4:09-IV-395. On June 10, 2009 a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on Behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. These lawsuits generally seek return of monies and allege that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as these suits, the named officers and directors intend to contest these allegations vigorously.

Various other legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At August 1, 2009, letters of credit totaling $92.7 million were issued under the Company’s $1.2 billion revolving credit facility.

Note 8. Benefit Plans

The Company has a nonqualified defined benefit plan (“Plan”) for its officers. The Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The Plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions to the Plan of $1.0 million and $2.0 million during the three and six months ended August 1, 2009, respectively. The Company expects to make a contribution to the Plan of approximately $2.1 million for the remainder of fiscal 2009.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Components of net periodic benefit costs:
Service cost	$771	$626	$1,542	$1,252
Interest cost	1,826	1,764	3,651	3,528
Net actuarial loss	368	513	737	1,027
Amortization of prior service cost	157	157	313	313

Net periodic benefit costs	$3,122	$3,060	$6,243	$6,120

Note 9. Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements. The provisions of SFAS 161 were adopted February 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was adopted February 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date for FASB Statement No. 157. This FSP permitted the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this portion of the statement on February 1, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 were effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions on August 1, 2009, which resulted in a new disclosure in the Company’s consolidated financial statements (see Note 15 of the Notes to Condensed Consolidated Financial Statements).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for the Company’s quarter ended August 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities— an interpretation of ARB No. 51 (“FIN 46(R)”), to require an enterprise to perform an analysis:

•	to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity;

•	to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;

•	to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;

•

to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and

•	to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

SFAS 167 becomes effective for the Company on January 31, 2010. The Company is currently evaluating the impact on its consolidated financial statements.

Note 10. Revolving Credit Agreement

At August 1, 2009, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.28% at August 1, 2009) subject to certain availability thresholds as defined in the credit agreement. Due to lower average availability (which is analyzed each calendar quarter), borrowings under the credit agreement during the period April 1, 2009 through June 30, 2009 accrued interest at either JPMorgan’s Base Rate minus 0.25% or LIBOR plus 1.25%.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $851.8 million at August 1, 2009. Borrowings of $67.0 million were outstanding and letters of credit totaling $92.7 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $692 million at August 1, 2009. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11. Stock Repurchase Program

The Company was authorized by its board of directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“Stock Plan”). During the three and six months ended August 2, 2008, the Company repurchased 1,826,600 shares of stock under the Stock Plan for $17.4 million at an average price of $9.55 per share. No shares were repurchased under the Stock Plan during the three and six months ended August 1, 2009. Stock repurchase authorization remaining under the Stock Plan at August 1, 2009 was $182.6 million.

Note 12. Gain on Disposal of Assets

During the three months ended August 2, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A pretax gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

Note 13. Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. The total amount of unrecognized tax benefits as of August 1, 2009 and August 2, 2008 was $27.6 million and $24.9 million, respectively, of which $19.8 million and $17.0 million, respectively, would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of August 1, 2009 and August 2, 2008 was $9.7 million and $9.3 million, respectively. The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.

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

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 36.1% and 41.5% for the three months ended August 1, 2009 and August 2, 2008, respectively. During the three months ended August 1, 2009, the Company recognized tax benefits of approximately $0.3 million mostly due to federal tax credits. During the three months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.2 million and included the net recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.4 million due to tax credits.

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 35.4% and 41.8% for the six months ended August 1, 2009 and August 2, 2008, respectively. During the six months ended August 1, 2009, income taxes included the net increase in FIN 48 liabilities and other tax reserves of approximately $0.4 million and included recognition of tax benefits of approximately $0.7 million due mostly to tax credits. During the six months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.4 million and included recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.6 million due to tax credits.

Note 14. Note Repurchase

During the six months ended August 1, 2009, the Company repurchased $5.0 million face amount of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.5 million which was recorded in net interest and debt expense.

Note 15. Fair Value Disclosures

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at August 1, 2009 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at August 1, 2009 was approximately $518 million. The carrying value of the Company’s long-term debt at August 1, 2009 was $777 million. The fair value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at August 1, 2009 was approximately $113 million. The carrying value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at August 1, 2009 was $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The sustained economic decline and the continued slowdown in consumer spending throughout the first half of fiscal 2009 continued to have a significant impact on Dillard’s, Inc.’s (the “Company”, “we”, “us” or “our”) operations. Net sales from retail operations were $1,365.9 million during the quarter ended August 1, 2009, a decrease of $242.0 million or 15% from the quarter ended August 2, 2008. Despite the significant decrease in sales, gross profit from retail operations increased 130 basis points, primarily due to our inventory management efforts as evidenced by lower inventory levels (down 18% in comparable stores), decreased purchases and decreased markdown activity. Our cost reduction activities that began in fiscal 2008 reduced advertising, selling, administrative and general expenses for the second quarter of 2009 by $82.6 million compared to the second quarter of fiscal 2008. Despite all of these efforts, the Company recorded a net loss for the second quarter of 2009 of $26.7 million, or $0.36 per share, compared to a net loss of $38.3 million (which includes a gain on the sale of an airplane of $17.6 million), or $0.51 per share, for the second quarter of 2008.

As of August 1, 2009, we had working capital of $841.3 million, cash and cash equivalents of $116.9 million and $1,044.4 million of total debt outstanding. Cash flows from operating activities were $183.1 million for the six months ended August 1, 2009. We operated 314 total stores as of August 1, 2009, a decrease of 4.0% from the same period last year mainly as a result of the store closures that occurred during fiscal 2008. At August 1, 2009, we had unutilized availability of approximately $692 million under our $1.2 billion revolving credit facility that expires December 12, 2012.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 1, 2009*	August 2, 2008
Net sales (in millions)	$1,365.9	$1,607.8
Sales per square foot	$25	$28
Total store count at end of period	314	327
Net sales trend	(15)%	(3)%
Comparable store sales trend	(13)%	(4)%
Gross profit (in millions)	$424.0	$478.5
Gross profit as a percentage of net sales	31.0%	29.7%
Comparable store inventory trend	(18)%	(5)%
Merchandise inventory turnover	2.5	2.5
Cash flow from operations (in millions)	$183.1	$109.7

*	Retail segment only, excluding cash flow data

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

Cost of sales. Cost of sales includes the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and promotional discounts, non-specific vendor allowances and direct payroll for salon personnel. Cost of sales also includes CDI contract costs, which comprise all direct material and labor costs, subcontract costs and those indirect costs related to contract performance, such as indirect labor, employee benefits and insurance program costs.

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

Equity in losses of joint ventures. Equity in losses of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures, including the equity in earnings of CDI prior to the purchase of its remaining interest and subsequent consolidation on August 29, 2008.

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

Merchandise inventory. Approximately 97% of the inventories are valued at the lower of cost or market using the retail last-in, first-out (“LIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost and specific identified cost methods. A 1% change in markdowns would have impacted the net loss by approximately $3 million and $5 million for the three and six months ended August 1, 2009, respectively.

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

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $6.6 million and $7.3 million as of August 1, 2009 and August 2, 2008, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were insignificant for the three and six months ended August 1, 2009 and August 2, 2008.

The Company’s share of income earned under the Alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $41.7 million and $53.5 million from GE during the six months ended August 1, 2009 and August 2, 2008, respectively. Further pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

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

Amounts of margin maintenance allowances are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable. All such merchandise margin maintenance allowances are recognized as a reduction of cost purchases. Under the retail method of accounting for inventory, a portion of these allowances reduces cost of goods sold and a portion reduces the carrying value of merchandise inventory. The amounts recognized as a reduction in cost of sales have not varied significantly for the three and six months ended August 1, 2009 and August 2, 2008.

Insurance accruals. The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of August 1, 2009 and August 2, 2008, insurance accruals of $54.4 million and $56.4 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have reduced expenses during the three and six months ended August 1, 2009 and August 2, 2008, partially due to new Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.5 million for the three and six months ended August 1, 2009, respectively.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. The total amount of unrecognized tax benefits as of August 1, 2009 and August 2, 2008 was $27.6 million and $24.9 million, respectively, of which $19.8 million and $17.0 million, respectively, would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of August 1, 2009 and August 2, 2008 was $9.7 million and $9.3 million, respectively. The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.9	2.4	2.0	2.3

	101.9	102.4	102.0	102.3
Cost of sales	70.1	70.2	68.3	68.5
Advertising, selling, administrative and general expenses	27.8	29.8	27.9	29.2
Depreciation and amortization	4.6	4.6	4.5	4.4
Rentals	1.0	0.9	1.0	0.9
Interest and debt expense, net	1.3	1.4	1.3	1.4
Gain on disposal of assets	(0.0)	(1.1)	(0.0)	(0.5)
Asset impairment and store closing charges	0.0	0.6	0.0	0.3

Loss before income taxes and equity in losses of joint ventures	(2.9)	(4.0)	(1.0)	(1.9)
Income tax benefit	(1.0)	(1.7)	(0.3)	(0.8)
Equity in losses of joint ventures	(0.0)	(0.1)	(0.0)	(0.0)

Net loss	(1.9)%	(2.4)%	(0.7)%	(1.1)%

Net Sales

	Three Months Ended
(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change
Net sales:
Retail operations segment	$1,365,858	$1,607,823	$(241,965)
Construction segment	61,913	—	61,913

Total net sales	$1,427,771	$1,607,823	$(180,052)

The percent change by category in the Company’s retail operations segment sales for the three months ended August 1, 2009 compared to the three months ended August 2, 2008 as well as the percentage by segment and category to total net sales is as follows:

	Three Months
	% Change 09-08	% of Net Sales
Retail operations segment
Cosmetics	(11.2)%	13%
Ladies’ apparel and accessories	(14.7)	39
Juniors’ and children’s apparel	(18.5)	8
Men’s apparel and accessories	(12.5)	17
Shoes	(13.2)	13
Home and furniture	(28.9)	6

		96
Construction segment		4

Total		100%

Net sales from the retail operations segment decreased $242.0 million or 15% during the three months ended August 1, 2009 compared to the three months ended August 2, 2008 while sales in comparable stores declined 13% between the same periods. All merchandise categories experienced significant declines.

Net sales were negatively impacted by a decline in mall store traffic. The net sales decrease reflected a 17% decrease in the number of sales transactions while the average dollars per sales transaction were up moderately.

	Six Months Ended
(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change
Net sales:
Retail operations segment	$2,780,549	$3,283,377	$(502,828)
Construction segment	121,092	—	121,092

Total net sales	$2,901,641	$3,283,377	$(381,736)

The percent change by category in the Company’s retail operations segment sales for the six months ended August 1, 2009 compared to the six months ended August 2, 2008 as well as the percentage by segment and category to total net sales is as follows:

	Six Months
	% Change 09-08	% of Net Sales
Retail operations segment
Cosmetics	(9.7)%	15%
Ladies’ apparel and accessories	(15.4)	38
Juniors’ and children’s apparel	(17.9)	8
Men’s apparel and accessories	(15.6)	16
Shoes	(12.7)	13
Home and furniture	(27.6)	6

		96
Construction segment		4

Total		100%

Net sales from the retail operations segment decreased $502.8 million or 15% during the six months ended August 1, 2009 compared to the six months ended August 2, 2008 while sales in comparable stores declined 13% between the same periods. All merchandise categories experienced significant declines.

Net sales were negatively impacted by a decline in mall store traffic. The net sales decrease reflected a 18% decrease in the number of sales transactions while the average dollars per sales transaction were up moderately.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 1, 2009 was 24.1% compared to 24.0% during the six months ended August 2, 2008.

We continue to believe sales in all categories for the three and six months ended August 1, 2009 were affected by the decline in the general economic environment. We are continuing to focus on presenting the right merchandise mix at the appropriate inventory levels in order to improve performance. The current slowdown in the United States economy is likely to have an adverse effect on consumer confidence and consumer spending habits, which would result in both reduced customer traffic and comparable store sales. The decline in revenue may increase inventory levels and markdowns. These negative economic conditions may also affect future profitability and may cause us to recognize additional impairment or to reduce the number of stores in operation.

Service Charges and Other Income

(in thousands of dollars)	Three Months Ended		Six Months Ended		Three Months	Six Months
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008	$ Change 09-08	$ Change 09-08
Leased department income	$2,622	$3,278	$6,061	$6,544	$(656)	$(483)
Income from GE marketing and servicing alliance	19,369	27,039	41,731	53,478	(7,670)	(11,747)
Other	5,407	8,362	11,032	16,701	(2,955)	(5,669)

Total	$27,398	$38,679	$58,824	$76,723	$(11,281)	$(17,899)

Service charges and other income is composed primarily of income from the Alliance with GE. Income from the Alliance decreased during the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 primarily due to the overall sales decline as well as a lower penetration rate of Dillard’s branded proprietary credit card. In response to the current economy, GE has informed the Company that they have reduced spending limits and strengthened authorization strategies, which we believe will negatively impact credit sales and income and cash flows derived from the proprietary credit card program.

Service charges and other income also decreased by $1.4 million and $2.8 million for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008, respectively, as a result of the Company’s decision to close its Dillard’s Travel agency, which occurred during the third quarter of 2008.

Gross Profit/Cost of Sales

	Three Months Ended
(in thousands of dollars)	August 1, 2009	August 2, 2008	Change
Gross profit:
Retail operations segment	$423,956	$478,457	$(54,501)
Construction segment	2,804	—	2,804

Total gross profit	$426,760	$478,457	$(51,697)

Gross profit as a percentage of segment net sales:
Retail operations segment	31.0%	29.7%	1.3%
Construction segment	4.5	—
Total gross profit as a percentage of net sales	29.9	29.7	0.2

	Six Months Ended
(in thousands of dollars)	August 1, 2009	August 2, 2008	Change
Gross profit:
Retail operations segment	$915,662	$1,035,709	$(120,047)
Construction segment	5,389	—	5,389

Total gross profit	$921,051	$1,035,709	$(114,658)

Gross profit as a percentage of segment net sales:
Retail operations segment	32.9%	31.5%	1.4%
Construction segment	4.5	—
Total gross profit as a percentage of net sales	31.7	31.5	0.2

Gross profit improved 20 basis points during the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008, respectively. Gross profit from retail operations improved 130 basis points and 140 basis points during the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008, respectively, as a result of the Company’s successful inventory management efforts, evidenced by lower inventory levels, decreased purchases and decreased markdown activity. Inventory declined 19% in total stores and 18% in comparable stores as of August 1, 2009 compared to August 2, 2008.

During the three months ended August 1, 2009, all merchandise categories experienced moderate improvements in gross margin compared to the three months ended August 2, 2008 with the exception of cosmetics, which was down slightly, and men’s apparel and accessories, which was flat. During the six months ended August 1, 2009, all merchandise categories experienced moderate improvements in gross margin compared to the six months ended August 2, 2008 with the exception of cosmetics, which was down slightly, and shoes, which was flat.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change	% Change
SG&A:
Three Months	$396,721	$479,328	$(82,607)	(17.2)%
Six Months	811,005	960,249	(149,244)	(15.5)

SG&A as a percentage of net sales:
Three Months	27.8%	29.8%
Six Months	27.9	29.2

The decline in SG&A during the periods presented primarily resulted from the Company’s expense savings measures combined with store closures that occurred in fiscal 2008. The three-month decline of SG&A was primarily a result of savings in payroll and related payroll taxes ($56.9 million), advertising ($8.9 million), services purchased ($6.3 million) and supplies ($3.7 million). The six-month decline of SG&A expenses was primarily a result of savings in payroll and related payroll taxes ($103.1 million), advertising ($13.7 million), services purchased ($12.7 million) and supplies ($9.2 million). Management believes the expense savings initiatives combined with savings from store closures could produce an operating expense decline that could exceed $200 million during the 2009 fiscal year.

Depreciation and Amortization Expense

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change	% Change
Depreciation and amortization expense:
Three Months	$66,391	$73,021	$(6,630)	(9.1)%
Six Months	131,915	145,096	(13,181)	(9.1)

The decrease of depreciation and amortization expense for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 is primarily a result of the Company’s continuing efforts to reduce capital expenditures and of the impairment charges that were recorded during the fourth quarter of fiscal 2008.

Rentals

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change	% Change
Rentals:
Three Months	$13,936	$14,442	$(506)	(3.5)%
Six Months	28,436	30,119	(1,683)	(5.6)

The decrease in rental expense for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 is primarily due to store closures that occurred during the second half of fiscal 2008 as the Company executed its plan to exit under-performing locations.

Interest and Debt Expense, Net

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change	% Change
Interest and debt expense, net:
Three Months	$19,011	$23,026	$(4,015)	(17.4)%
Six Months	37,419	45,139	(7,720)	(17.1)

The decrease of net interest and debt expense for the three-month period is primarily attributed to lower average debt partially offset by reduced capitalized interest.

The decrease of net interest and debt expense for the six-month period is primarily attributable to lower average debt levels and a gain on repurchased outstanding debt partially offset by reduced capitalized interest. Total weighted average debt outstanding at August 1, 2009 decreased approximately $296.6 million and $226.5 million during the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change
Gain on disposal of assets:
Three Months	$589	$17,902	$(17,313)
Six Months	657	18,001	(17,344)

During the three and six months ended August 2, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change
Asset impairment and store closing charges:
Three Months	$—	$9,809	$(9,809)
Six Months	—	10,734	(10,734)

There were no asset impairment and store closing charges recorded during the three and six months ended August 1, 2009.

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

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 36.1% and 41.5% for the three months ended August 1, 2009 and August 2, 2008, respectively. During the three months ended August 1, 2009, the Company recognized tax benefits of approximately $0.3 million mostly due to federal tax credits. During the three months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.2 million and included the net recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.4 million due to tax credits.

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 35.4% and 41.8% for the six months ended August 1, 2009 and August 2, 2008, respectively. During the six months ended August 1, 2009, income taxes included the net increase in FIN 48 liabilities and other tax reserves of approximately $0.4 million and included recognition of tax benefits of approximately $0.7 million due mostly to tax credits. During the six months ended August 2, 2008, income taxes included the net increase in FIN 48 liabilities of approximately $0.4 million and included recognition of tax benefits of approximately $3.6 million for the change in a capital loss valuation allowance due to capital gain income and $0.6 million due to tax credits.

Our income tax rate for the remainder of fiscal 2009 is dependent upon results of operations and may change if the results for fiscal 2009 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2009 will be approximately 37%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	August 1, 2009	January 31, 2009	$ Change	% Change

Cash and cash equivalents	$116,902	$96,823	$20,079	20.7%
Other short-term borrowings	67,000	200,000	(133,000)	(66.5)
Current portion of long-term debt	25,571	25,535	36	0.1
Long-term debt	751,839	757,689	(5,850)	(0.8)
Guaranteed preferred beneficial interests	200,000	200,000	—	—
Stockholders’ equity	2,228,589	2,251,115	(22,526)	(1.0)

Current ratio	2.04	1.85
Debt to capitalization	31.9%	34.5%

(in thousands of dollars)	August 1, 2009	August 2, 2008	$ Change	% Change

Cash and cash equivalents	$116,902	$108,429	$8,473	7.8%
Other short-term borrowings	67,000	285,000	(218,000)	(76.5)
Current portion of long-term debt	25,571	101,611	(76,040)	(74.8)
Long-term debt	751,839	782,410	(30,571)	(3.9)
Guaranteed preferred beneficial interests	200,000	200,000	—	—
Stockholders’ equity	2,228,589	2,457,920	(229,331)	(9.3)

Current ratio	2.04	1.65
Debt to capitalization	31.9%	35.8%

Net cash flows from operations increased to $183.1 million during the six months ended August 1, 2009 compared to $109.7 million for the six months ended August 2, 2008. This increase of $73.4 million was largely a result of an increase of $64.8 million related to changes in working capital items, primarily of changes in accounts payable and income tax accruals and collection of CDI accounts receivable partially offset by changes in inventory. The increase of operating cash flow was also influenced by higher net income, as adjusted for non-cash items, of $8.6 million for the six months ended August 1, 2009 as compared to the six months ended August 2, 2008.

GE owns and manages the Company’s private label credit card business under the Alliance that expires in fiscal 2014. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $41.7 million and $53.5 million from GE during the six months ended August 1, 2009 and August 2, 2008, respectively. In response to the current economy, GE has informed the Company that they have reduced spending limits and strengthened authorization strategies, which we believe will negatively impact credit sales and income and cash flows derived from the proprietary credit card program though future amounts are difficult to predict. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the three months ended August 2, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

Capital expenditures were $20.6 million and $104.3 million for the six months ended August 1, 2009 and August 2, 2008, respectively. These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software. No store locations were opened during the quarter ended August 1, 2009.

Capital expenditures for fiscal 2009 are expected to be approximately $90 million compared to actual expenditures of $190 million during fiscal 2008. In light of the economic downturn, we have substantially reduced capital expenditures by suspending capital projects where appropriate. We have begun construction of two stores that have planned openings in early 2010. There are no planned store openings for fiscal 2009.

During the three months ended August 1, 2009, we closed our store location in Tullahoma, Tennessee (64,000 square feet). Currently, we have identified five other locations for closure during 2009 and remain committed to closing under-performing stores where appropriate. We may incur future closing costs related to these stores when they close.

The Company had cash on hand of $117 million as of August 1, 2009. As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility. Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $851.8 million at August 1, 2009. Borrowings of $67.0 million were outstanding and letters of credit totaling $92.7 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $692 million as of August 1, 2009.

Cash used in financing activities for the six months ended August 1, 2009 totaled $144.0 million compared to cash used in financing activities of $31.1 million for the six months ended August 2, 2008. This decrease of cash flow was primarily due to the repayment of short-term borrowings of $133.0 million during the six months ended August 1, 2009 under the Company’s credit facility. We also made principal payments of our long-term debt and capital lease obligations of $5.1 million, including the repurchase of $5.0 million face amount of 9.125% notes maturing on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.

During the six months ended August 2, 2008, the Company repurchased 1,826,600 shares of Class A Common Stock for $17.4 million at an average price of $9.55 per share under its $200 million program, which was authorized by the board of directors in November 2007. No shares were repurchased during the six months ended August 1, 2009 under the plan. Approximately $182.6 million in stock repurchase authorization remained under this open-ended plan at August 1, 2009.

During fiscal 2009, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility. The Company expects peak short-term credit facility borrowings of approximately $300 million during fiscal 2009. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under the caption “Contractual Obligations and Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 were effective for interim and annual periods ending after June 15, 2009. We adopted these provisions on August 1, 2009, which resulted in a new disclosure in our consolidated financial statements (see Note 15 of the Notes to Condensed Consolidated Financial Statements).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for our quarter ended August 1, 2009. The adoption did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities— an interpretation of ARB No. 51 (“FIN 46(R)”), to require an enterprise to perform an analysis:

•	to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity;

•	to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;

•	to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;

•

to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and

•	to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

SFAS 167 becomes effective for the Company on January 31, 2010. We are currently evaluating the impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify those forward-looking statements by the use of words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general macro-economic and retail industry conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount, internet, and mail-order retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; financial strength of vendors and their continued ability to provide merchandise; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2009, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 4. Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report, and based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2009 a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s Inc. v. William Dillard II et al, Case Number 4:09-IV-395. On June 10, 2009 a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. The lawsuits generally seek return of monies and allege that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as these suits, the named officers and directors intend to contest these allegations vigorously.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of August 28, 2009, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January  31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 16, 2009. The matters submitted to a vote of the stockholders were as follows:

	Votes For	Votes Against	Votes Abstained

Election of Directors

Class A Nominees
James A, Haslam, III	45,266,656	1,211,890	0
R. Brad Martin	45,249,286	1,229,260	0
Frank R. Mori	45,342,862	1,135,684	0
Nick White	45,339,881	1,138,665	0

Class B Nominees
Robert C. Connor	4,001,468	0	0
Drue Matheny	4,001,468	0	0
Alex Dillard	4,001,468	0	0
William Dillard, II	4,001,468	0	0
Mike Dillard	4,001,468	0	0
James I. Freeman	4,001,468	0	0
Peter R. Johnson	4,001,468	0	0
Warren A. Stephens	4,001,468	0	0

Other Proposals
Amendment to Stock Bonus Plan to increase the number of shares of Class A Common Stock available for issuance	33,270,381	11,333,517	1,533,745

Item 6. Exhibits

Number	Description
10	Sixth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date: August 28, 2009	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)