Form 10-K/A
period 2008-02-02
DILLARDS INC
filed 2009-09-08
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2008:

CLASS A COMMON STOCK, $0.01 par value	71,155,347
CLASS B COMMON STOCK, $0.01 par value	4,010,929

Explanatory Note

Dillard’s, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission on April 2, 2008 (the “Original Filing”), to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (“Act”), as amended (the “Certifications”), to correct an inadvertent omission of a portion of the required language and to conform to the exact language as prescribed by the Act. The Certifications are included herewith as Exhibits 31(a) and 31(b). Item 9A has also been amended to clarify the language included therein. Item 15 and the Exhibit Index of the Original Filing are being amended to reflect the filing of the amended Certifications.

Except for the filing of the amended Certifications and the amendments to Items 9A and 15 and the Exhibit Index as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

PART II

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

The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting is incorporated herein by reference from pages F-4 and F-5 of the Original Filing.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 2, 2008, the Company implemented a control over the calculation and review of equity earnings of CDI Contractors LLC, a 50%-owned, equity method joint venture investment of the Company that constructs stores for the Company. There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 2, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements, financial analysis and all other information in this Annual Report on Form 10-K/A were prepared by management, who is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, it believes that, as of February 2, 2008, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. Their report is presented on pages F-4 and F-5 of the Original Filing and is incorporated herein by reference. The independent registered public accountants and internal auditors advise management of the results of their audits and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 hereof and is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dillard’s, Inc.
Registrant

/s/ James I. Freeman
James I. Freeman, Senior Vice President and Chief Financial Officer
Date: September 8, 2009	(Principal Financial and Accounting Officer)

Exhibit Index

Number	Description
*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140).

*3(b)	By-Laws as currently in effect (Exhibit 4.2 to Form S-8 filed November 27, 2007 in 333-147636).

*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).

*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).

*4(c)	Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).

*4(d)	Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4(e)	Rights Agreement between Dillard’s, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10(a)	Retirement Contract of William Dillard dated March 8, 1997 (Exhibit 10(a) to Form 10-K for the fiscal year ended February 1, 1997 in 1-6140).

**10(b)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10(c)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).

**10(d)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10(e)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10(f)	Second Amendment to Amended and Restated Credit Agreement among Dillard’s, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10(g)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(h)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(i)	Third Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

E-1

*10(j)

Fourth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in

File No. 1-6140).

*10(k)	Fifth Amendment to Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated May 4, 2007 in File No. 1-6140).

*12	Statement re: Computation of Ratio of Earnings to Fixed Charges (Exhibit 12 to Form 10-K for the fiscal year ended February 2, 2008 in File No. 1-6140).

*21	Subsidiaries of Registrant (Exhibit 12 to Form 10-K for the fiscal year ended February 2, 2008 in File No. 1-6140).

*23	Consent of Independent Registered Public Accounting Firm (Exhibit 23 to Form 10-K for the fiscal year ended February 2, 2008 in File No. 1-6140).

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (Exhibit 32(a) to Form 10-K for the fiscal year ended February 2, 2008 in File No. 1-6140).

*32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (Exhibit 32(b) to Form 10-K for the fiscal year ended February 2, 2008 in File No. 1-6140).

*	Incorporated by reference as indicated.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-2