Form 10-Q
period 2009-10-31
DILLARDS INC
filed 2009-12-03
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 28, 2009	69,821,021
CLASS B COMMON STOCK as of November 28, 2009	4,010,929

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	October 31, 2009	January 31, 2009	November 1, 2008
Assets
Current assets:
Cash and cash equivalents	$74,077	$96,823	$76,995
Accounts receivable, net	66,190	87,998	80,138
Merchandise inventories	1,752,076	1,374,394	2,242,710
Federal income tax receivable	1,057	74,415	15,967
Other current assets	55,736	53,125	90,753

Total current assets	1,949,136	1,686,755	2,506,563

Property and equipment, net	2,825,617	2,973,151	3,119,772
Goodwill	—	—	31,912
Other assets	77,314	85,938	144,623

Total assets	$4,852,067	$4,745,844	$5,802,870

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,032,821	$642,940	$1,272,145
Current portion of long-term debt	1,700	25,535	125,518
Current portion of capital lease obligations	1,757	1,704	1,687
Other short-term borrowings	—	200,000	360,000
Federal and state income taxes including current deferred taxes	44,587	43,486	—

Total current liabilities	1,080,865	913,665	1,759,350

Long-term debt	748,024	757,689	758,107
Capital lease obligations	22,853	24,116	24,529
Other liabilities	208,336	220,911	224,813
Deferred income taxes	358,023	378,348	436,735
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	200,000	200,000	200,000

Stockholders’ equity:
Common stock	1,209	1,206	1,206
Additional paid-in capital	782,746	781,055	781,055
Accumulated other comprehensive loss	(15,874)	(16,872)	(20,937)
Retained earnings	2,407,886	2,427,727	2,580,013
Less treasury stock, at cost	(942,001)	(942,001)	(942,001)

Total stockholders’ equity	2,233,966	2,251,115	2,399,336

Total liabilities and stockholders’ equity	$4,852,067	$4,745,844	$5,802,870

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$1,359,331	$1,508,230	$4,260,972	$4,791,607
Service charges and other income	31,385	37,826	90,209	114,549

	1,390,716	1,546,056	4,351,181	4,906,156

Cost of sales	893,008	1,046,428	2,873,598	3,294,096
Advertising, selling, administrative and general expenses	402,120	490,663	1,213,125	1,450,912
Depreciation and amortization	66,135	67,117	198,050	212,213
Rentals	13,965	13,997	42,401	44,116
Interest and debt expense, net	18,357	22,000	55,776	67,139
Gain on disposal of assets	(116)	(7,281)	(773)	(25,282)
Asset impairment and store closing charges	—	9,269	—	20,003

Loss before income taxes and equity in (losses) earnings of joint ventures	(2,753)	(96,137)	(30,996)	(157,041)
Income tax benefit	(12,560)	(38,900)	(22,950)	(64,550)
Equity in (losses) earnings of joint ventures	(1,796)	1,167	(2,937)	774

Net income (loss)	8,011	(56,070)	(10,983)	(91,717)

Retained earnings at beginning of period	2,402,828	2,639,021	2,427,727	2,680,690
Cash dividends declared	(2,953)	(2,938)	(8,858)	(8,960)

Retained earnings at end of period	$2,407,886	$2,580,013	$2,407,886	$2,580,013

Earnings (loss) per share:
Basic and diluted	$0.11	$(0.76)	$(0.15)	$(1.23)

Cash dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Operating activities:
Net loss	$(10,983)	$(91,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	199,475	213,619
Gain on disposal of property and equipment	(773)	(25,282)
Gain on repurchase of debt	(1,653)	—
Asset impairment and store closing charges	—	20,003
Loss on disposal of hurricane assets	—	3,921
Share-based compensation	—	17
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,808	3,604
Increase in merchandise inventories and other current assets	(380,293)	(496,380)
Decrease in other assets	7,298	11,358
Increase in trade accounts payable and accrued expenses, other liabilities and income taxes	426,502	401,941

Net cash provided by operating activities	261,381	41,084

Investing activities:
Purchases of property and equipment	(51,095)	(161,715)
Proceeds from disposal of property and equipment	8,868	64,528
Acquisition, net of cash acquired	—	4,320

Net cash used in investing activities	(42,227)	(92,867)

Financing activities:
Principal payments of long-term debt and capital lease obligations	(33,057)	(98,622)
(Decrease) increase in short-term borrowings	(200,000)	165,000
Cash dividends paid	(8,843)	(8,960)
Purchase of treasury stock	—	(17,441)
Payment of line of credit fees and expenses	—	(111)

Net cash (used in) provided by financing activities	(241,900)	39,866

Decrease in cash and cash equivalents	(22,746)	(11,917)
Cash and cash equivalents, beginning of period	96,823	88,912

Cash and cash equivalents, end of period	$74,077	$76,995

Non-cash transactions:
Accrued capital expenditures	$6,188	$9,357
Stock awards	1,694	2,051
Property and equipment financed by note payable	—	23,573

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 due to the seasonal nature of the business. Management has performed an evaluation of subsequent events through December 3, 2009, the date of filing this Quarterly Report on Form 10-Q.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on April 1, 2009.

Note 2. Business Segments

On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company, for a cash purchase price of $9.8 million. CDI is a general contractor that also constructs and remodels stores for the Company. This acquisition was accounted for under the purchase method and, accordingly, the purchase price has been allocated to CDI’s assets and liabilities based on their estimated fair values as of the date of purchase (“consolidation date”), and CDI’s results of operations have been included in the Company’s consolidated results of operations since the consolidation date. The assets acquired of $92.0 million primarily related to cash of $14.1 million and accounts receivable of $72.9 million, and the liabilities assumed of $82.2 million consisted of accounts payable.

Before the acquisition of CDI, the Company operated in one reportable segment: the operation of retail department stores. Following the acquisition, the Company operates in two reportable segments: the operation of retail department stores and a general contracting construction company.

For the Company’s retail operations reportable segment, the Company determined its operating segments on a store by store basis. Each store’s operating performance has been aggregated into one reportable segment. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, the Company operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended October 31, 2009
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,315,515	$43,816	$1,359,331
Gross profit	464,768	1,555	466,323
Total assets	4,787,708	64,359	4,852,067
(Loss) income before income taxes and equity in losses of joint ventures	(3,092)	339	(2,753)

	Three Months Ended November 1, 2008
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,480,159	$28,071	$1,508,230
Gross profit	460,744	1,058	461,802
Total assets	5,733,120	69,750	5,802,870
(Loss) income before income taxes and equity in earnings of joint ventures	(96,445)	308	(96,137)

	Nine Months Ended October 31, 2009
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$4,096,064	$164,908	$4,260,972
Gross profit	1,380,430	6,944	1,387,374
Total assets	4,787,708	64,359	4,852,067
(Loss) income before income taxes and equity in losses of joint ventures	(34,320)	3,324	(30,996)

	Nine Months Ended November 1, 2008
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$4,763,536	$28,071	$4,791,607
Gross profit	1,496,453	1,058	1,497,511
Total assets	5,733,120	69,750	5,802,870
(Loss) income before income taxes and equity in earnings of joint ventures	(157,349)	308	(157,041)

Intersegment construction revenues of $17.7 million and $38.6 million were eliminated during consolidation and have been excluded from net sales for the three and nine months ended October 31, 2009, respectively.

Note 3. Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. There were no stock options granted during the three and nine months ended October 31, 2009 and November 1, 2008, respectively.

Stock option transactions for the three months ended October 31, 2009 are summarized as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,184,369	$25.78
Granted	—	—
Exercised	—	—
Expired	(40,000)	$25.74

Outstanding, end of period	4,144,369	$25.79

Options exercisable at period end	4,144,369	$25.79

At October 31, 2009, the intrinsic value of outstanding stock options and exercisable stock options was $0.

Note 4. Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three and nine months ended October 31, 2009.

During the three months ended November 1, 2008, the Company recorded a pretax charge of $9.3 million for asset impairment and store closing costs related to the accrual of rent and property taxes for a store closed during the quarter and a write-down of property and equipment on a store closed in November 2008 and two stores scheduled to close by the end of fiscal 2008.

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

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended October 31, 2009:

(in thousands)	Balance Beginning of Period	Adjustments and Charges	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$5,240	$737	$2,713	$3,264

Reserve amounts are included in Trade accounts payable and accrued expenses and Other liabilities.

Note 5. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Basic:
Net income (loss)	$8,011	$(56,070)	$(10,983)	$(91,717)

Weighted average shares of common stock outstanding	73,833	73,454	73,768	74,553

Basic earnings (loss) per share	$0.11	$(0.76)	$(0.15)	$(1.23)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Diluted:
Net income (loss)	$8,011	$(56,070)	$(10,983)	$(91,717)

Weighted average shares of common stock outstanding	73,833	73,454	73,768	74,553
Dilutive effect of stock-based compensation	—	—	—	—

Total weighted average equivalent shares	73,833	73,454	73,768	74,553

Diluted earnings (loss) per share	$0.11	$(0.76)	$(0.15)	$(1.23)

Total stock options outstanding were 4,144,369 and 5,261,375 at October 31, 2009 and November 1, 2008, respectively. Of these, options to purchase 4,144,369 and 5,261,375 shares of Class A Common Stock at prices ranging from $24.73 to $26.57 and $24.01 to $30.47 were outstanding at October 31, 2009 and November 1, 2008, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect of their inclusion would be antidilutive.

Note 6. Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income (loss)	$8,011	$(56,070)	$(10,983)	$(91,717)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	333	425	998	1,274

Total comprehensive income (loss)	$8,344	$(55,645)	$(9,985)	$(90,443)

Note 7. Commitments and Contingencies

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395. On June 10, 2009 a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on Behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. These lawsuits generally seek return of monies and allege that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as these suits, the named officers and directors intend to contest these allegations vigorously.

Various other legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At October 31, 2009, letters of credit totaling $95.1 million were issued under the Company’s $1.2 billion revolving credit facility.

Note 8. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Plan”) for its officers. The Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company made contributions to the Plan of $1.0 million and $3.1 million during the three and nine months ended October 31, 2009, respectively. The Company expects to make a contribution to the Plan of approximately $1.1 million for the remainder of fiscal 2009.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Components of net periodic benefit costs:
Service cost	$771	$626	$2,313	$1,877
Interest cost	1,826	1,764	5,477	5,292
Net actuarial loss	368	513	1,105	1,540
Amortization of prior service cost	157	157	470	470

Net periodic benefit costs	$3,122	$3,060	$9,365	$9,179

Note 9. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Company adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding related to how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial statements. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The objective of the guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosure

In September 2006, the FASB issued new accounting guidance related to fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This guidance was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this portion of the guidance did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB permitted the delayed application of this fair value guidance for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this remaining portion of the statement on February 1, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions on August 1, 2009, which resulted in a new disclosure in the Company’s consolidated financial statements (see Note 15 of these Notes to Condensed Consolidated Financial Statements).

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance relating to the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis:

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

This guidance becomes effective for the Company on January 31, 2010. The Company is currently evaluating the impact on its consolidated financial statements.

Note 10. Revolving Credit Agreement

At October 31, 2009, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries. The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.24% at October 31, 2009) subject to certain availability thresholds as defined in the credit agreement. The Company anticipates remaining at this interest structure for the foreseeable future. During the period April 1, 2009 through June 30, 2009, borrowings under the credit agreement accrued interest at either JPMorgan’s Base Rate minus 0.25% or LIBOR plus 1.25% due to lower average availability (which is analyzed each calendar quarter).

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.1 billion at October 31, 2009. No borrowings were outstanding at October 31, 2009. Letters of credit totaling $95.1 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $966 million at October 31, 2009. There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11. Stock Repurchase Program

The Company was authorized by its board of directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“Stock Plan”). No shares were repurchased under the Stock Plan during the three and nine months ended October 31, 2009 or the three months ended November 1, 2008. During the nine months ended November 1, 2008, the Company repurchased 1,826,600 shares of stock under the Stock Plan for $17.4 million at an average price of $9.55 per share. Stock repurchase authorization remaining under the Stock Plan at October 31, 2009 was $182.6 million.

Note 12. Gain on Disposal of Assets

During the three and nine months ended November 1, 2008, the Company sold its store location at Rivercenter in San Antonio, Texas for $8.0 million. A pretax gain of $7.2 million was recognized related to the sale and was recorded in gain on disposal of assets.

During the nine months ended November 1, 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A pretax gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets.

Note 13. Income Taxes

The total amount of unrecognized tax benefits as of October 31, 2009 and November 1, 2008 was $20.7 million and $27.4 million, respectively, of which $15.3 million and $19.5 million, respectively, would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of October 31, 2009 and November 1, 2008 was $8.5 million and $9.5 million, respectively. The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.

The Company is currently being examined by the Internal Revenue Service (“IRS”) for the fiscal tax years 2006 through 2007. During fiscal 2008, the IRS completed its examination of the Company’s federal income tax returns for the fiscal tax years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. During the three months ended October 31, 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in the liability for unrecognized tax benefits at October 31, 2009. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $6 million. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures, was approximately 276.1% and 41.0% for the three months ended October 31, 2009 and November 1, 2008, respectively. During the three months ended October 31, 2009, income taxes included the net reduction in the liability for unrecognized tax benefits of approximately $5.1 million and included the recognition of tax benefits of approximately $4.2 million for the reduction in a capital loss valuation allowance due to capital gain income and approximately $1.4 million related to prior year tax returns primarily for the reduction in a capital loss valuation allowance due to capital gain income and additional tax credits. During the three months ended November 1, 2008, income taxes included the net increase in the liability for unrecognized tax benefits of approximately $1.2 million and included the recognition of tax benefits of approximately $1.5 million for the change in a capital loss valuation allowance due to capital gain income, $0.9 million due to tax credits, and approximately $4.5 million related to prior year tax returns primarily for the change in a capital loss valuation allowance due to capital gain income and additional tax credits.

The Company’s estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures, was approximately 67.6% and 41.3% for the nine months ended October 31, 2009 and November 1, 2008, respectively. During the nine months ended October 31, 2009, income taxes included the net reduction in the liability of unrecognized tax benefits of approximately $4.6 million and included the recognition of tax benefits of approximately $4.2 million for the reduction in a capital loss valuation allowance due to capital gain income and approximately $1.4 million related to prior year tax returns primarily for the reduction in a capital loss valuation allowance due to capital gain income and additional tax credits. During the nine months ended November 1, 2008, income taxes included the net increase in the liability of unrecognized tax benefits of approximately $1.6 million and included the recognition of tax benefits of approximately $5.1 million for the change in a capital loss valuation allowance due to capital gain income, $1.6 million due to tax credits, and $4.8 million related to prior year tax returns primarily for the change in a capital loss valuation allowance due to capital gain income and additional tax credits.

Note 14. Note Repurchase

During the three and nine months ended October 31, 2009, the Company repurchased $3.4 million and $8.4 million face amount, respectively, of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $0.1 million and $1.7 million which was recorded in net interest and debt expense during the three and nine months ended October 31, 2009, respectively.

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

The fair value of the Company’s long-term debt and guaranteed preferred beneficial interests in the Company’s subordinated debentures is based on market prices or dealer quotes (for publicly traded unsecured notes) and on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturities (for bank notes and mortgage notes). The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at October 31, 2009 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at October 31, 2009 was approximately $573 million. The carrying value of the Company’s long-term debt at October 31, 2009 was $750 million. The fair value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at October 31, 2009 was approximately $133 million. The carrying value of the guaranteed preferred beneficial interests in the Company’s subordinated debentures at October 31, 2009 was $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The recessionary environment continued to suppress consumer spending during the quarter ended October 31, 2009, having a significant impact on Dillard’s, Inc.’s (the “Company”, “we”, “us” or “our”) operations. Despite a decrease in sales, gross margin improved during the quarter ended October 31, 2009 compared to the quarter ended November 1, 2008 as we continued to benefit from our improvements in inventory management, where we have focused on more conservative purchasing combined with efforts to better match the timing of receipts with demand. We continued to spend cautiously, reducing operating expenses for yet another quarter. Consequently, we reported a modest improvement to our operating results, with net income increasing to $8.0 million (including a $10.6 million tax benefit relating to state administrative settlement and a change to a capital loss valuation allowance) for the quarter ended October 31, 2009 from a net loss of $56.1 million (including asset impairment and store closing charges of $9.3 million, hurricane related expenses of $4.4 million and a $7.2 million pretax gain related to the sale of a store) for the quarter ended November 1, 2008.

Highlights of the three months ended October 31, 2009 as compared to the three months ended November 1, 2008 are:

•	Net sales from retail operations were $1,315.5 million, a decrease of $164.6 million or 11%, while comparable store sales fell 9%.

•	Gross profit from retail operations improved 420 basis points.

•	Total inventory declined $490.6 million at October 31, 2009, with comparable store inventory levels down 23%.

•	Operating expenses decreased approximately $89 million.

•

Year over year outstanding debt declined $495.5 million, with no short-term borrowings outstanding and unutilized availability of approximately $966 million under the Company’s $1.2 billion revolving credit facility at October 31, 2009.

As of October 31, 2009, we had working capital of $868.3 million, cash and cash equivalents of $74.1 million and $949.7 million of total debt outstanding. Cash flows from operating activities were $261.4 million for the nine months ended October 31, 2009. We operated 313 total stores as of October 31, 2009, a decrease of 11 stores from the same period last year mainly as a result of the store closures that occurred during fiscal 2008.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following (retail segment only, excluding cash flow data):

	Three Months Ended
	October 31, 2009		November 1, 2008
Net sales (in millions)	$1,315.5		$1,480.2
Sales per square foot	$24		$26
Total store count at end of period	313		324
Net sales trend*	(11	) %	(10	) %
Comparable store sales trend	(9	) %	(9	) %
Gross profit (in millions)	$464.8		$460.7
Gross profit as a percentage of net sales	35.3%		31.1%
Comparable store inventory trend	(23	) %	(7	) %
Merchandise inventory turnover	2.3		2.2
Cash flow from operations (in millions)	$261.4		$41.1

*	exclusive of adjustments to the sales reserve

Trends and Uncertainties

We have identified the following key trends and uncertainties whose fluctuations may have a material effect on our operating results.

•

Cash flow – Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces economic challenges. Furthermore, operating cash flow can be negatively affected when new and existing competitors seek areas of growth to expand their businesses.

•

Pricing – If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income.

•

Success of brand – The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.

•

Sourcing – Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our merchandise and the speed at which we can respond to customer trends and preferences have a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.

•

Store growth – Although store growth is presently not a near-term goal, such growth is dependent upon a number of factors which could impede our ability to open new stores, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weakened economic environment.

General

Net sales. Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC and CDI Contractors, Inc. (“CDI”), a former 50% equity method joint venture investment of the Company that is also a general contractor and constructs stores for the Company. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

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

Merchandise inventory. Approximately 97% of the inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company’s RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $7 million for the three and nine months ended October 31, 2009, respectively.

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

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated sales returns. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $6.2 million as of October 31, 2009 and November 1, 2008. Adjustments to earnings resulting from revisions to estimates on our sales return provision were insignificant for the three and nine months ended October 31, 2009 and November 1, 2008.

The Company’s share of income earned under the Alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $65.8 million and $81.2 million from GE during the nine months ended October 31, 2009 and November 1, 2008, respectively. Further pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

Revenue from CDI construction contracts is generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts. The length of each contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.

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

Insurance accruals. The Company’s condensed consolidated balance sheets include liabilities with respect to self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim) claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of October 31, 2009 and November 1, 2008, insurance accruals of $55.2 million and $56.8 million, respectively, were recorded in Trade accounts payable and accrued expenses and Other liabilities. Adjustments resulting from changes in historical loss trends have reduced expenses during the three and nine months ended October 31, 2009 and November 1, 2008, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve as of October 31, 2009 would have affected net earnings by $3.5 million for the three and nine months ended October 31, 2009.

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

The total amount of unrecognized tax benefits as of October 31, 2009 and November 1, 2008 was $20.7 million and $27.4 million, respectively, of which $15.3 million and $19.5 million, respectively, would, if recognized, affect the effective tax rate. The total amount of accrued interest and penalties as of October 31, 2009 and November 1, 2008 was $8.5 million and $9.5 million, respectively. The Company classifies accrued interest and penalties relating to income tax in the financial statements as income tax expense.

The Company is currently being examined by the Internal Revenue Service (“IRS”) for the fiscal tax years 2006 through 2007. During fiscal 2008, the IRS completed its examination of the Company’s federal income tax returns for the fiscal tax years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. During the quarter ended October 31, 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in the liability for unrecognized tax benefits at October 31, 2009. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $6 million. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Pension obligations. The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate increased to 6.6% as of January 31, 2009 from 6.3% as of February 2, 2008. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $114 million was appropriately stated as of January 31, 2009; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $6.8 million.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations, expressed as a percentage of net sales, for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.3	2.5	2.1	2.4

	102.3	102.5	102.1	102.4
Cost of sales	65.7	69.4	67.4	68.7
Advertising, selling, administrative and general expenses	29.6	32.5	28.5	30.3
Depreciation and amortization	4.9	4.5	4.6	4.4
Rentals	1.0	0.9	1.0	0.9
Interest and debt expense, net	1.3	1.5	1.3	1.4
Gain on disposal of assets	(0.0)	(0.5)	(0.0)	(0.5)
Asset impairment and store closing charges	0.0	0.6	0.0	0.4

Loss before income taxes and equity in (losses) earnings of joint ventures	(0.2)	(6.4)	(0.7)	(3.2)
Income taxes (benefit)	(0.9)	(2.6)	(0.5)	(1.3)
Equity in (losses) earnings of joint ventures	(0.1)	0.1	(0.1)	0.0

Net income (loss)	0.6%	(3.7)%	(0.3)%	(1.9)%

Net Sales

	Three Months Ended
(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change
Net sales:
Retail operations segment	$1,315,515	$1,480,159	$(164,644)
Construction segment	43,816	28,071	15,745

Total net sales	$1,359,331	$1,508,230	$(148,899)

The percent change by category in the Company’s retail operations segment sales for the three months ended October 31, 2009 compared to the three months ended November 1, 2008 as well as the percentage by segment and category to total net sales is as follows:

	Three Months
	% Change 09-08	% of Net Sales
Retail operations segment
Cosmetics	(9.1)%	15%
Ladies’ apparel and accessories	(11.5)	35
Juniors’ and children’s apparel	(11.2)	9
Men’s apparel and accessories	(14.2)	17
Shoes	(3.6)	15
Home and furniture	(21.0)	6

		97
Construction segment		3

Total		100%

Net sales from the retail operations segment decreased $164.6 million or 11% during the three months ended October 31, 2009 compared to the three months ended November 1, 2008 while sales in comparable stores declined 9% between the same periods. All merchandise categories experienced significant declines with the exception of shoes which had a moderate decline.

The net sales decrease reflected a 13% decrease in the number of sales transactions while the average dollars per sales transaction were up moderately.

	Nine Months Ended
(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change
Net sales:
Retail operations segment	$4,096,064	$4,763,536	$(667,472)
Construction segment	164,908	28,071	136,837

Total net sales	$4,260,972	$4,791,607	$(530,635)

The percent change by category in the Company’s retail operations segment sales for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 as well as the percentage by segment and category to total net sales is as follows:

	Nine Months
	% Change 09-08	% of Net Sales
Retail operations segment
Cosmetics	(9.5)%	15%
Ladies’ apparel and accessories	(14.3)	37
Juniors’ and children’s apparel	(15.8)	8
Men’s apparel and accessories	(15.2)	16
Shoes	(9.7)	14
Home and furniture	(25.6)	6

		96
Construction segment		4

Total		100%

Net sales from the retail operations segment decreased $667.5 million or 14% during the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 while sales in comparable stores declined 12% between the same periods. All merchandise categories experienced significant declines.

The net sales decrease reflected a 16% decrease in the number of sales transactions while the average dollars per sales transaction were up moderately.

We continue to believe sales in all categories for the three and nine months ended October 31, 2009 were affected by the decline in the general economic environment. We are continuing to focus on presenting the right merchandise mix at the appropriate inventory levels in order to improve performance. The current slowdown in the United States economy is likely to have an adverse effect on consumer confidence and consumer spending habits, which would result in both reduced customer traffic and comparable store sales. The decline in revenue may increase inventory levels and markdowns. These negative economic conditions may also affect future profitability and may cause us to recognize additional impairment or to reduce the number of stores in operation.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008	$ Change 09-08	$ Change 09-08
Leased department income	$2,184	$2,932	$8,245	$9,476	$(748)	$(1,231)
Income from GE marketing and servicing alliance	24,049	27,705	65,780	81,183	(3,656)	(15,403)
Other	5,152	7,189	16,184	23,890	(2,037)	(7,706)

Total	$31,385	$37,826	$90,209	$114,549	$(6,441)	$(24,340)

Service charges and other income decreased for the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008 primarily as a result of a reduction of the income from the marketing and servicing alliance with GE. This reduction was primarily caused by lower fees (as a result of a lower penetration rate of Dillard’s branded proprietary credit card) and higher levels of charge-offs partially offset by lower funding costs.

Gross Profit/Cost of Sales

	Three Months Ended
(in thousands of dollars)	October 31, 2009	November 1, 2008	Change
Gross profit:
Retail operations segment	$464,768	$460,744	$4,024
Construction segment	1,555	1,058	497

Total gross profit	$466,323	$461,802	$4,521

Gross profit as a percentage of segment net sales:
Retail operations segment	35.3%	31.1%	4.2%
Construction segment	3.5	3.8	(0.3)
Total gross profit as a percentage of net sales	34.3	30.6	3.7

	Nine Months Ended
(in thousands of dollars)	October 31, 2009	November 1, 2008	Change
Gross profit:
Retail operations segment	$1,380,430	$1,496,453	$(116,023)
Construction segment	6,944	1,058	5,886

Total gross profit	$1,387,374	$1,497,511	$(110,137)

Gross profit as a percentage of segment net sales:
Retail operations segment	33.7%	31.4%	2.3%
Construction segment	4.2	3.8	0.4
Total gross profit as a percentage of net sales	32.6	31.3	1.3

Gross profit improved 370 basis points and 130 basis points during the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008, respectively. Gross profit from retail operations improved 420 basis points and 230 basis points during the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008, respectively, as a result of the Company’s successful inventory management efforts, evidenced by lower inventory levels, decreased purchases and decreased markdown activity. Inventory declined 22% in total stores and 23% in comparable stores as of October 31, 2009 compared to November 1, 2008.

During the three months ended October 31, 2009, all merchandise categories experienced moderate improvements in gross margin compared to the three months ended November 1, 2008 with the exception of men’s apparel and accessories and ladies’ apparel and accessories which were up significantly and shoes which was flat. During the nine months ended October 31, 2009, all merchandise categories experienced moderate improvements in gross margin compared to the nine months ended November 1, 2008 with the exception of cosmetics and shoes which were flat.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change	% Change
SG&A:
Three Months	$402,120	$490,663	$(88,543)	(18.0)%
Nine Months	1,213,125	1,450,912	(237,787)	(16.4)

SG&A as a percentage of net sales:
Three Months	29.6%	32.5%
Nine Months	28.5	30.3

The decline in SG&A during the periods presented primarily resulted from the Company’s cost control measures combined with store closures that occurred primarily in fiscal 2008. The three-month decline of SG&A was primarily a result of savings in payroll and related payroll taxes ($54.6 million), advertising ($8.3 million), and services purchased ($7.8 million). The nine-month decline of SG&A expenses was primarily a result of savings in payroll and related payroll taxes ($157.7 million), advertising ($22.0 million), services purchased ($20.4 million) and supplies ($12.3 million). Management believes the expense reduction initiatives combined with savings from store closures could produce an operating expense decline that could exceed $275 million during the 2009 fiscal year.

Depreciation and Amortization Expense

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change	% Change
Depreciation and amortization expense:
Three Months	$66,135	$67,117	$(982)	(1.5)%
Nine Months	198,050	212,213	(14,163)	(6.7)

The decrease of depreciation and amortization expense for the three and nine-month periods is primarily a result of the Company’s continuing efforts to reduce capital expenditures and of store closures that occurred and impairment charges that were recorded mainly during the fourth quarter of fiscal 2008.

Rentals

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change	% Change
Rentals:
Three Months	$13,965	$13,997	$(32)	(0.2)%
Nine Months	42,401	44,116	(1,715)	(3.9)

The three-month decrease in rental expense is primarily due to a decrease of leased equipment. The nine-month decrease in rental expense is primarily due to store closures that occurred during the second half of fiscal 2008 as the Company executed its plan to exit under-performing locations.

Interest and Debt Expense, Net

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change	% Change
Interest and debt expense, net:
Three Months	$18,357	$22,000	$(3,643)	(16.6)%
Nine Months	55,776	67,139	(11,363)	(16.9)

The decrease of net interest and debt expense for the three and nine-month periods is primarily attributed to lower average debt partially offset by reduced capitalized interest. Total weighted average debt outstanding at October 31, 2009 decreased approximately $302.8 million and $252 million during the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change
Gain on disposal of assets:
Three Months	$116	$7,281	$(7,165)
Nine Months	773	25,282	(24,509)

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

Asset Impairment and Store Closing Charges

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change
Asset impairment and store closing charges:
Three Months	$—	$9,269	$(9,269)
Nine Months	—	20,003	(20,003)

There were no asset impairment and store closing charges recorded during the three and nine months ended October 31, 2009.

During the three months ended November 1, 2008, the Company recorded a pretax charge of $9.3 million for asset impairment and store closing costs related to the accrual of rent and property taxes for a store closed during the quarter and a write-down of property and equipment on a store closed in November 2008 and two stores scheduled to close by the end of fiscal 2008.

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

The Company evaluates for recoverability of a long-lived asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s annual results are subject to seasonal fluctuations. The Company’s fourth quarter revenue and operating income are historically the strongest and most significant. A significant decline in operations or cash flows in future periods may demonstrate a further need to impair certain long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures, was approximately 276.1% and 41.0% for the three months ended October 31, 2009 and November 1, 2008, respectively. During the three months ended October 31, 2009, income taxes included the net reduction in the liability for unrecognized tax benefits of approximately $5.1 million and included the recognition of tax benefits of approximately $4.2 million for the reduction in a capital loss valuation allowance due to capital gain income and approximately $1.4 million related to prior year tax returns primarily for the reduction in a capital loss valuation allowance due to capital gain income and additional tax credits. During the three months ended November 1, 2008, income taxes included the net increase in the liability for unrecognized tax benefits of approximately $1.2 million and included the recognition of tax benefits of approximately $1.5 million for the change in a capital loss valuation allowance due to capital gain income, $0.9 million due to tax credits, and approximately $4.5 million related to prior year tax returns primarily for the change in a capital loss valuation allowance due to capital gain income and additional tax credits.

The Company’s estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures, was approximately 67.6% and 41.3% for the nine months ended October 31, 2009 and November 1, 2008, respectively. During the nine months ended October 31, 2009, income taxes included the net reduction in the liability of unrecognized tax benefits of approximately $4.6 million and included the recognition of tax benefits of approximately $4.2 million for the reduction in a capital loss valuation allowance due to capital gain income and approximately $1.4 million related to prior year tax returns primarily for the reduction in a capital loss valuation allowance due to capital gain income and additional tax credits. During the nine months ended November 1, 2008, income taxes included the net increase in the liability of unrecognized tax benefits of approximately $1.6 million and included the recognition of tax benefits of approximately $5.1 million for the change in a capital loss valuation allowance due to capital gain income, $1.6 million due to tax credits, and $4.8 million related to prior year tax returns primarily for the change in a capital loss valuation allowance due to capital gain income and additional tax credits.

Our income tax rate for the remainder of fiscal 2009 is dependent upon results of operations and may change if the results for fiscal 2009 are different from current expectations. We currently estimate that our effective rate for the remainder of fiscal 2009 will be approximately 37%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	October 31, 2009	January 31, 2009	$ Change	% Change
Cash and cash equivalents	$74,077	$96,823	$(22,746)	(23.5)%
Other short-term borrowings	—	200,000	(200,000)	(100.0)
Current portion of long-term debt	1,700	25,535	(23,835)	(93.3)
Long-term debt	748,024	757,689	(9,665)	(1.3)
Guaranteed preferred beneficial interests	200,000	200,000	—	—
Stockholders’ equity	2,233,966	2,251,115	(17,149)	(0.8)

Current ratio	1.80	1.85
Debt to capitalization	29.8%	34.5%

(in thousands of dollars)	October 31, 2009	November 1, 2008	$ Change	% Change
Cash and cash equivalents	$74,077	$76,995	$(2,918)	(3.8)%
Other short-term borrowings	—	360,000	(360,000)	(100.0)
Current portion of long-term debt	1,700	125,518	(123,818)	(98.6)
Long-term debt	748,024	758,107	(10,083)	(1.3)
Guaranteed preferred beneficial interests	200,000	200,000	—	—
Stockholders’ equity	2,233,966	2,399,336	(165,370)	(6.9)

Current ratio	1.80	1.42
Debt to capitalization	29.8%	37.6%

Net cash flows from operations increased to $261.4 million during the nine months ended October 31, 2009 compared to $41.1 million for the nine months ended November 1, 2008. This increase of $220.3 million was largely a result of an increase of $154.8 million related to changes in working capital items, primarily of changes in inventory. The increase of operating cash flow was also influenced by higher net income, as adjusted for non-cash items, of $65.5 million for the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008.

GE owns and manages the Company’s private label credit card business under the Alliance that expires in fiscal 2014. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $65.8 million and $81.2 million from GE during the nine months ended October 31, 2009 and November 1, 2008, respectively. In response to economic challenges, during the quarter ended November 1, 2008, GE informed the Company they were reducing spending limits and strengthening authorization strategies. These actions reduced the amounts of credit sales and income and cash flows derived from the proprietary credit card program. During 2009, GE has partially reduced the effects of their actions. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

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

Capital expenditures were $51.1 million and $161.7 million for the nine months ended October 31, 2009 and November 1, 2008, respectively. These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software. No store locations were opened during the quarter ended October 31, 2009.

Capital expenditures for fiscal 2009 are expected to be approximately $92 million compared to actual expenditures of $190 million during fiscal 2008. In light of the economic downturn, we have substantially reduced capital expenditures by suspending capital projects where appropriate. We have begun construction of two stores that have planned openings in early 2010. There are no planned store openings for fiscal 2009.

During the nine months ended October 31, 2009, we closed our store locations in Tullahoma, Tennessee (64,000 square feet) and Chesapeake, Virginia (160,000 square feet). Currently, we have identified four other locations for closure during 2009 and remain committed to closing under-performing stores where appropriate. We may incur future closing costs related to these stores when they close.

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

The Company had cash on hand of $74.1 million as of October 31, 2009. As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility. Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $1.1 billion at October 31, 2009. No borrowings were outstanding at October 31, 2009. Letters of credit totaling $95.1 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $966 million as of October 31, 2009.

Cash used in financing activities for the nine months ended October 31, 2009 totaled $241.9 million compared to cash provided by financing activities of $39.9 million for the nine months ended November 1, 2008. This decrease of cash flow was primarily due to the repayment of short-term borrowings of $200.0 million during the nine months ended October 31, 2009 under the Company’s credit facility. We also made principal payments of our long-term debt and capital lease obligations of $33.1 million, including the repurchase of $8.4 million face amount of 9.125% notes maturing on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.7 million and was recorded in net interest and debt expense.

During the nine months ended November 1, 2008, the Company repurchased 1,826,600 shares of Class A Common Stock for $17.4 million at an average price of $9.55 per share under its $200 million program, which was authorized by the board of directors in November 2007. No shares were repurchased during the nine months ended October 31, 2009 under the plan. Approximately $182.6 million in stock repurchase authorization remained under this open-ended plan at October 31, 2009.

During fiscal 2009, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility. The Company’s peak short-term funding requirement under the credit facility is expected to be approximately $200 million during fiscal 2009, with a fourth quarter peak expectation of less than $100 million. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible other financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Company adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding related to how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial statements. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The objective of the guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosure

In September 2006, the FASB issued new accounting guidance related to fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This guidance was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this portion of the guidance did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB permitted the delayed application of this fair value guidance for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this remaining portion of the statement on February 1, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions on August 1, 2009, which resulted in a new disclosure in the Company’s consolidated financial statements (see Note 15 of the Notes to Condensed Consolidated Financial Statements).

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance relating to the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis:

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

This guidance becomes effective for the Company on January 31, 2010. The Company is currently evaluating the impact on its consolidated financial statements.

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

Item 4. Controls and Procedures

The Company has established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a timely fashion. The Company’s management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report, and based on that evaluation, the Company’s CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2009 a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395. On June 10, 2009 a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. The lawsuits generally seek return of monies and allege that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as these suits, the named officers and directors intend to contest these allegations vigorously.

From time to time, the Company is involved in other litigation relating to claims arising out of the Company’s operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 3, 2009, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 6. Exhibits

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date: December 3, 2009	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)