Form 10-K
period 2010-01-30
DILLARDS INC
filed 2010-03-26
CIK 28917

Use these links to rapidly review the document

INDEX OF FINANCIAL STATEMENTS DILLARD'S, INC. AND SUBSIDIARIES Year Ended January 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-6140

DILLARD'S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	71-0388071 (IRS Employer Identification No.)
1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS (Address of principal executive offices)	72201 (Zip Code)

Registrant's telephone number, including area code (501) 376-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2009:    $600,721,203.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2010:

CLASS A COMMON STOCK, $0.01 par value	69,898,361
CLASS B COMMON STOCK, $0.01 par value	4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2010 (the "Proxy Statement") are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS.

General

        Dillard's, Inc. (the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest apparel and home furnishing retailers. Our Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 30, 2010, we operated 309 Dillard's stores, including 12 clearance centers, and one Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. ("CDI"), a former 50% equity method joint venture investment of the Company, for a cash purchase price of $9.8 million. CDI is a general contractor whose business includes constructing and remodeling stores for the Company. Based in Little Rock, Arkansas, CDI represented approximately 2% of the total assets of the consolidated Company at January 30, 2010.

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel and accessories	36	37	37
Juniors' and children's apparel	8	9	9
Men's apparel and accessories	17	18	18
Shoes	14	13	13
Home and furniture	7	7	8

	97	99	100
Construction segment	3	1	—

Total	100%	100%	100%

        Most of our stores are located in suburban shopping malls and open-air centers. Our customers may also purchase merchandise on-line at our website, www.dillards.com, which features on-line gift registries and a variety of other services. We operate retail department stores located primarily in the southwest, southeast and midwest regions of the United States. The stores are located in 29 states.

        We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, and Internet retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service and credit availability. We believe that our stores are in a strong competitive position with regard to each of these factors. Other retailers may compete for customers on some or all of these factors, or on other factors, and may be perceived by some potential customers as being better aligned with their particular preferences.

        Our merchandise selections include, but are not limited to, Dillard's lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, Roundtree & Yorke and Daniel Cremieux. Dillard's exclusive brand/private label merchandise program provides benefits for Dillard's and our customers. Our customers receive fashionable, higher quality product often at a savings compared to national brands. Dillard's private label merchandise program allows us to ensure Dillard's high standards are achieved, while minimizing costs and differentiating our merchandise offerings from other retailers.

        Dillard's exclusive brands/private label merchandise program allows us to maintain consistency of merchandise quality across seasons and product lines. Such reliability of brand assures customers that when they buy our exclusive brands, they are purchasing high quality, fashionable merchandise at a reasonable price. We feel such perception furthers our reputation as an upscale department store.

        We have made a significant investment in our trademark and license portfolio, in terms of design function, advertising, quality control, manufacturing process and quick response to market trends in a quality manufacturing environment. Dillard's trademark registrations are maintained for as long as Dillard's maintains the exclusive right to use the trademarks on the listed products.

        Our merchandising, sales promotion and store operating support functions are conducted primarily at our corporate headquarters. Our back office sales support functions for the Company, such as accounting, product development, store planning and information technology, are also centralized.

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

        Certain departments in our stores are licensed to independent companies in order to provide high quality service and merchandise where specialization, focus and expertise are critical. The licensed departments vary by store to complement our own merchandising departments. The principal licensed department is an upscale women's apparel vendor in certain stores. The terms of the license agreements typically range between three and five years with one year renewals and require the licensee to pay for fixtures and to provide its own employees. We regularly evaluate the performance of the licensed departments and require compliance with established customer service guidelines. The licensee for the fine jewelry department ceased operation of all licensed outlets during fiscal 2009.

        GE Consumer Finance ("GE") owns and manages Dillard's proprietary credit cards ("proprietary cards") under a long-term marketing and servicing alliance ("Alliance") that expires in fiscal 2014. GE establishes and owns proprietary card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Alliance, we receive on-going cash compensation from GE based upon the portfolio earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. Further pursuant to this agreement, we have no continuing involvement other than to honor the proprietary cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the proprietary cards and accept payments on the proprietary cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

        We seek to expand the number and use of the proprietary cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are rewarded with discounts on future purchases. Proprietary card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts and advance notice of sale events. GE has created various loyalty programs that reward customers for frequency and volume of proprietary card usage.

        Our earnings depend to a significant extent on the results of operations for the last quarter of our fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.

        As of January 30, 2010, we employed approximately 41,300 full-time and part-time associates, of which approximately 29% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.

        We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers and consider our relationships to be strong and mutually beneficial.

        Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Fiscal years 2009, 2008 and 2007 included 52 weeks.

        For additional information with respect to our business, reference is made to information contained under the descriptions "Net sales," "Net income (loss)" and "Total assets" under Item 6 hereof.

        The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. website:

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

        Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.    RISK FACTORS.

        The risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K for the year ended January 30, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed below do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

        The success of any store depends substantially upon its location. There can be no assurance that current locations will continue to be desirable as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, thus resulting in potentially reduced sales in those locations. If we cannot obtain desirable locations at reasonable prices, our cost structure will increase and our revenues will be adversely affected.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.

        We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 78 stores along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to "named storms"; therefore, repair and replacement costs will be borne by us for damage to any of these stores from "named storms".

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

  •
  the possibility of impairment charges if an acquired business performs below expectations; and

  •
  the diversion of management's attention from the existing business to integrate the operations and personnel of the acquired or combined business or to implement the strategic initiative.

Our annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our share price may decline.

        Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products or increase operating costs. If customer demand decreased or if operating costs increased rapidly, our results of operations would also decline precipitously. The recent passage of health care legislation will cause the Company's operating costs to rise in fiscal 2014 and beyond. The Company is currently in the process of assessing the extent of the effect of the legislation on its operating costs. Other events and factors include:

  •
  changes in competitive and economic conditions generally;

  •
  variations in the timing and volume of our sales;

  •
  sales promotions by us or our competitors;

  •
  changes in average same-store sales and customer visits;

  •
  changes in legislation, affecting such matters as credit card income;

  •
  variations in the price, availability and shipping costs of merchandise;

  •
  seasonal effects on demand for our products;

  •
  changes in the cost or availability of material or labor; and

  •
  weather and acts of God.

Litigation from customers, employees and others could harm our reputation and impact operating results.

        Lawsuits have been filed, and may continue to be filed, from customers alleging discrimination. We are also susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store. Further, we may be subject to other claims in the future based on, among other things, employee discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and/or negatively impact operating results.

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

        We receive vendor allowances for advertising, payroll and margin maintenance that are a strategic part of our operations. A reduction in the amount of cooperative advertising allowances would likely cause us to consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase/decrease our expenditures and/or revenue. Decreased payroll reimbursements would either cause payroll costs to rise, negatively impacting operating income, or cause us to reduce the number of employees, which may cause a decline in sales. A decline in the amount of margin maintenance allowances would either increase cost of sales, which would negatively impact gross margin and operating income, or cause us to reduce merchandise purchases, which may cause a decline in sales.

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

        GE owns and manages our proprietary credit cards under the Alliance that expires in fiscal 2014. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The income and cash flow that the Company receives from the Alliance is dependent upon a number of factors including the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts, GE's ability to extend credit to our customers as well as GE's funding costs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        All of our stores are owned by us or leased from third parties. At January 30, 2010, we operated 309 stores in 29 states totaling approximately 53.4 million square feet of which we owned approximately 46.4 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

        The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 30, 2010:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	11	10	—	—	1
Arkansas	8	7	—	—	1
Arizona	16	15	—	1	—
California	3	3	—	—	—
Colorado	10	9	1	—	—
Florida	44	40	—	4	—
Georgia	12	7	3	2	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	2	—	1	—
Indiana	3	3	—	—	—
Kansas	7	3	2	2	—
Kentucky	6	5	1	—	—
Louisiana	14	12	1	—	1
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	3	2	1	—	—
North Carolina	15	13	1	1	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	4	4	—	—	—
Ohio	15	10	5	—	—
Oklahoma	11	7	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	7	1	—	2
Texas	59	42	11	1	5
Utah	6	4	2	—	—
Virginia	8	5	2	1	—
Wyoming	1	1	—	—	—

Total	309	241	42	16	10

        At January 30, 2010, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Nashville, TN	285,000	Leased
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned

Total		3,329,000

        Additional information is contained in Notes 1, 4, 14, 15 and 16 of "Notes to Consolidated Financial Statements," in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS.

        On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard's, Inc. v. William Dillard II et al, Case Number 4:09-IV-395. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as this suit, the named officers and directors intend to contest these allegations vigorously.

        On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard's, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. On February 18, 2010, the Circuit Court entered an "Order of Dismissal with Prejudice and Final Judgment" dismissing the case as to all parties defendant. Plaintiff has appealed the Court's Order. The named officers and directors will continue to contest these allegations vigorously.

        From time to time, the Company is involved in other litigation relating to claims arising out of the Company's operations in the normal course of business. This litigation may relate to claims by customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 26, 2010, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 4.    RESERVED.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists the names and ages of all executive officers of the Registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	65	Director; Chief Executive Officer	1998	None
Alex Dillard	60	Director; President	1998	Brother of William Dillard, II
Mike Dillard	58	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	63	Director; Executive Vice President	1998	Sister of William Dillard, II
James I. Freeman	60	Director; Senior Vice President; Chief Financial Officer	1988	None
Steven K. Nelson	52	Vice President	1988	None
Robin Sanderford	63	Vice President	1998	None
Paul J. Schroeder, Jr.	62	Vice President; General Counsel	1998	None
Burt Squires	60	Vice President	1984	None
Julie A. Taylor	58	Vice President	1998	None
David Terry	61	Vice President	1992	None
Richard B. Willey*	59	Vice President	2010	None

*
Mr. Willey joined the Company in 1987. He served as Regional Vice President of Stores from 1987 to 2001. From 2001 to 2010, he served as Vice President of Store Planning and Construction. In 2010, he was promoted to Corporate Vice President of Stores.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Dividend Information for Common Stock

        The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Class B Common Stock.

        The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2009 and 2008 are presented in the table below:

	2009		2008		Dividends per Share
	High	Low	High	Low	2009	2008
First	$8.00	$2.96	$22.96	$14.79	$0.04	$0.04
Second	11.50	7.10	20.84	8.24	0.04	0.04
Third	15.72	9.87	14.67	3.34	0.04	0.04
Fourth	20.17	12.57	5.52	2.78	0.04	0.04

        While the Company expects to continue paying quarterly cash dividends during fiscal 2010, all subsequent dividends will be reviewed quarterly and declared by the Board of Directors.

Stockholders

        As of February 27, 2010, there were 3,725 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.

Repurchase of Common Stock

        In November 2007, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of its Class A Common Stock. The plan has no expiration date, and remaining availability pursuant to the Company's share repurchase program is $182.6 million as of January 30, 2010. There were no issuer purchases of equity securities during the fourth quarter of fiscal 2009.

Securities Authorized for Issuance under Equity Compensation Plans

        The information concerning the Company's equity compensation plans is incorporated by reference here to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information".

Company Performance

        For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's Supercomposite Department Stores Index. The cumulative total return on the Company's Class A Common Stock assumes $100 invested in such stock on January 30, 2005 and assumes reinvestment of dividends.

	2005	2006	2007	2008	2009
Dillard's, Inc.	$100.09	$135.93	$80.29	$17.26	$66.98
S&P 500	111.66	128.15	125.80	76.17	101.49
S&P Supercomposite Department Stores	119.47	173.30	112.14	51.02	86.13

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands of dollars, except per share data)	2009	2008	2007	2006*	2005
Net sales	$6,094,948	$6,830,543	$7,207,417	$7,636,056	$7,551,697
Percent change	(11)%	(5)%	(6)%	1%	0%
Cost of sales	4,102,892	4,827,769	4,786,655	5,032,351	5,014,021
Percent of sales	67.3%	70.7%	66.4%	65.9%	66.4%
Interest and debt expense, net	74,003	88,821	91,556	87,642	105,570
Income (loss) before income taxes and equity in (losses) earnings of joint ventures	84,525	(380,005)	60,518	253,842	125,791
Income taxes (benefit)	12,690	(140,520)	13,010	20,580	14,300
Equity in (losses) earnings of joint ventures	(3,304)	(1,580)	6,253	12,384	9,994
Net income (loss)	68,531	(241,065)	53,761	245,646	121,485
Net income (loss) per diluted common share	0.93	(3.25)	0.68	3.05	1.49
Dividends per common share	0.16	0.16	0.16	0.16	0.16
Book value per common share	31.21	30.65	33.45	32.19	29.43
Average number of diluted shares outstanding	73,783,960	74,278,461	79,103,423	80,475,210	81,660,619
Accounts receivable, net(1)	63,222	87,998	10,880	10,508	12,523
Merchandise inventories	1,300,680	1,374,394	1,779,279	1,772,150	1,802,695
Property and equipment, net	2,780,837	2,973,151	3,190,444	3,146,626	3,147,623
Total assets	4,606,327	4,745,844	5,338,129	5,396,735	5,505,639
Long-term debt	747,587	757,689	760,165	956,611	1,058,946
Capital lease obligations	22,422	24,116	25,739	28,328	31,806
Other liabilities	213,471	220,911	217,403	206,122	259,111
Deferred income taxes	349,722	378,348	436,541	448,770	475,007
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	2,304,103	2,251,115	2,514,111	2,579,789	2,333,377
Number of stores
Opened	0	10	9	8	9
Closed(2)	6	21	11	10	8
Total—end of year	309	315	326	328	330

*
53 weeks

(1)
As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company purchased the remaining interest in CDI, a former 50% equity method joint venture investment of the Company, on August 29, 2008.

(2)
One store in Biloxi, Mississippi, not in operation during fiscal 2007 and fiscal 2006 due to the hurricanes of 2005 and included in the 2006 closed store totals, was re-opened in early fiscal 2008.

        The items below are included in the Selected Financial Data.

2009

        The items below amount to a net $6.6 million pretax gain ($14.7 million after tax gain or $0.19 per share).

  •
  a $3.1 million pretax charge ($2.0 million after tax or $0.03 per share) for asset impairment and store closing charges related to certain stores (see Note 16 of the Notes to Consolidated Financial Statements).

  •
  a $5.7 million pretax gain ($3.6 million after tax or $0.05 per share) related to proceeds received from settlement of the Visa Check/Mastermoney Antitrust litigation (see Note 14 of the Notes to Consolidated Financial Statements).

  •
  a $10.6 million income tax benefit ($0.14 per diluted share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance.

  •
  a $1.7 million pretax gain ($1.0 million after tax or $0.01 per share) on the early extinguishment of debt related to the repurchase of certain unsecured notes (see Note 6 of the Notes to Consolidated Financial Statements).

  •
  a $2.3 million pretax gain ($1.5 million after tax or $0.02 per share) related to the sale of a vacant store location in Kansas City, Missouri.

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

  •
  a $13.8 million pretax gain ($8.5 million after tax or $0.11 per diluted share) on the sale of the Company's interest in a mall joint venture.

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

  •
  a $45.4 million tax benefit ($0.56 per diluted share) related to the sale of one of the Company's subsidiaries.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

        Dillard's, Inc. operates 309 retail department stores in 29 states. Our retail stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price, including national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

        In August of 2008, we purchased the remaining interest in CDI, a former 50% equity method joint venture investment of the Company. CDI is a general contractor whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

        In accordance with the National Retail Federation fiscal reporting calendar, the fiscal 2009, 2008 and 2007 reporting periods presented and discussed below ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, and each contained 52 weeks.

Fiscal 2009

        The recessionary environment that arose in fiscal 2008 continued to suppress consumer spending throughout most of fiscal 2009, having a significant impact on the Company's operations. Despite a significant decrease in sales, our gross margin improved during fiscal 2009 compared to fiscal 2008. We continued to benefit from our improvements in inventory management, focusing on more conservative purchasing and efforts to better match the timing of receipts with demand, which resulted in reduced markdowns. Our cost control initiatives that began during fiscal 2008 resulted in reduced operating expenses during fiscal 2009. Consequently, we reported an improvement to our operating results, with net income increasing to $68.5 million, or $0.93 per share, during fiscal 2009 compared to a net loss of $241.1 million, or $3.25 per share, during fiscal 2008.

        Included in net income for fiscal 2009 are:

  •
  a $3.1 million pretax charge ($2.0 million after tax or $0.03 per share) for asset impairment and store closing charges;

  •
  a $5.7 million pretax gain ($3.6 million after tax or $0.05 per share) related to proceeds received from settlement of the Visa Check/Mastermoney Antitrust litigation;

  •
  a $10.6 million income tax benefit ($0.14 per diluted share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance;

  •
  a $1.7 million pretax gain ($1.0 million after tax or $0.01 per share) on the early extinguishment of debt; and

  •
  a $2.3 million pretax gain ($1.5 million after tax or $0.02 per share) related to the sale of a store.

        Included in the net loss for fiscal 2008 are:

  •
  a $197.9 million pretax charge ($136.5 million after tax or $1.84 per share) for asset impairment and store closing charges;

  •
  a $7.3 million pretax charge ($4.6 million after tax or $0.06 per share) related to hurricane expenses; and

  •
  a $24.8 million pretax gain ($15.6 million after tax or $0.21 per share) related to the sale of an aircraft and a store.

        Highlights of fiscal 2009 as compared to fiscal 2008 are:

  •
  net sales from retail operations were $5.9 billion, a decrease of $852.6 million or 13% while comparable stores sales fell 10%;

  •
  gross profit from retail operations improved 410 basis points of sales;

  •
  total inventory declined $73.7 million, with comparable store inventory down 5%;

  •
  operating expenses declined $288.6 million; and

  •
  year over year outstanding debt declined $233.9 million, with no short-term borrowings outstanding. Total availability under the Company's $1.2 billion revolving credit facility ranged from a high of $1,147.7 million to a low of $816.3 million during fiscal 2009.

        As of January 30, 2010, we had working capital of $980.5 million, cash and cash equivalents of $341.7 million and $949.3 million of total debt outstanding. Cash flows from operating activities were $554.0 million for fiscal 2009. We operated 309 total stores as of January 30, 2010, a decrease of 6 stores from the same period last year.

Key Performance Indicators

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
(retail segment only, excluding cash flow data)	January 30, 2010	January 31, 2009	February 2, 2008
Net sales (in millions)	$5,890.0	$6,742.6	$7,207.4
Sales per square foot	$110	$124	$128
Total store count at end of period	309	315	326
Net sales trend	(13)%	(6)%	(6)%
Comparable store sales trend	(10)%	(7)%	(6)%
Gross profit (in millions)	$1,982.9	$1,998.6	$2,420.8
Gross profit as a percentage of net sales	33.7%	29.6%	33.6%
Comparable store inventory trend	(5)%	(20)%	(1)%
Merchandise inventory turnover	2.6	2.6	2.5
Cash flow from operations (in millions)	$554.0	$350.0	$254.4

Trends and Uncertainties

        Fluctuations in the following key trends and uncertainties which we have identified may have a material effect on our operating results.

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

  •
  Sourcing—Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our merchandise and the speed at which we can respond to customer trends and preferences have a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.

  •
  Store growth—Although store growth is presently not a near-term goal, such growth is dependent upon a number of factors which could impede our ability to open new stores, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weak economic environment.

Seasonality and Inflation

        Our business, like many other retailers, is subject to seasonal influences, with a significant portion of sales and income typically realized during the last quarter of our fiscal year due to the holiday season. Because of the seasonality of our business, results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

        We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by such factors in the future.

2010 Guidance

        A summary of estimates on key financial measures for fiscal 2010 is shown below. There have been no changes in the estimates for 2010 since the Company released its fourth quarter earnings on March 1, 2010.

(In millions of dollars)	Fiscal 2010 Estimated	Fiscal 2009 Actual
Depreciation	$260	$263
Rental expense	56	58
Interest and debt expense, net	74	74
Capital expenditures	100	83

General

        Net sales.    Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI, a former 50% equity method joint venture investment of the Company that is a general contractor whose business includes constructing and remodeling stores for the Company. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores, sales from new stores opened in the current fiscal year and sales in the previous fiscal year for stores that were closed in the current fiscal year.

        Service charges and other income.    Service charges and other income include income generated through the Alliance with GE. Other income includes rental income, shipping and handling fees and lease income on leased departments.

        Cost of sales.    Cost of sales includes the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and promotional discounts, non-specific margin maintenance allowances and direct payroll for salon personnel. Cost of sales also includes CDI contract costs, which comprise all direct material and labor costs, subcontract costs and those indirect costs related to contract performance, such as indirect labor, employee benefits and insurance program costs.

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

        Interest and debt expense, net.    Interest and debt expense includes interest, net of interest income, relating to the Company's unsecured notes, mortgage notes, term note and subordinated debentures, gains and losses on note repurchases, amortization of financing costs, call premiums and interest on capital lease obligations.

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

        Equity in (losses) earnings of joint ventures.    Equity in (losses) earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures, including the equity in earnings of CDI prior to the purchase of its remaining interest and subsequent consolidation on August 29, 2008.

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

        Merchandise inventory.    Approximately 97% of the inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of LIFO RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company's LIFO RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $9 million for the year ended January 30, 2010.

        The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts. The differences between the estimated amounts of shrinkage and the actual amounts realized during the past three years have not been material.

        Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $6.4 million and $4.7 million as of January 30, 2010 and January 31, 2009, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the years ended January 30, 2010, January 31, 2009 and February 2, 2008.

        The Company's share of income earned under the Alliance with GE involving the Dillard's branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $89 million, $110 million and $119 million from GE in fiscal 2009, 2008 and 2007, respectively. Pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE.

        Revenues from CDI construction contracts are generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts. The length of each contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.

        Merchandise vendor allowances.    The Company receives concessions from its merchandise vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and margin maintenance programs. Cooperative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures. Similarly, we are not able to assess the impact of vendor advertising allowances on creating additional revenues, as such allowances do not directly generate revenues for our stores.

        Payroll reimbursements are reported as a reduction of payroll expense in the period in which the reimbursement occurred.

        Amounts of margin maintenance allowances are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable. All such merchandise margin maintenance allowances are recognized as a reduction of cost purchases. Under LIFO RIM, a portion of these allowances reduces cost of goods sold and a portion reduces the carrying value of merchandise inventory.

        Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of

January 30, 2010 and January 31, 2009, insurance accruals of $51.7 million and $53.7 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have reduced expenses during the years ended January 30, 2010 and January 31, 2009, partially due to recently implemented Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.3 million for the fiscal year ended January 30, 2010.

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

        Income taxes.    Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company's actual results differ from estimated results due to changes in tax laws, changes in store locations or tax planning, the Company's effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

        The total amount of unrecognized tax benefits as of January 30, 2010 and January 31, 2009 was $18.2 million and $27.3 million, respectively, of which $13.8 million and $19.5 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of operations as of January 30, 2010, January 31, 2009 and February 2, 2008 was $(2.0) million, $0.6 million, and $(4.4) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of January 30, 2010 and January 31, 2009 was $7.1 million and $9.4 million, respectively.

        The Company is currently being examined by the Internal Revenue Service ("IRS") for the fiscal tax years 2006 through 2007. During fiscal 2008, the IRS completed its examination of the Company's federal income tax returns for the fiscal tax years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. During fiscal 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in the liability for unrecognized tax benefits. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's federal and various state income tax audits. The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $4 million and $8 million. Changes in the Company's assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

        Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 5.7% as of January 30, 2010 from 6.6% as of January 31, 2009. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $130 million is appropriately stated as of January 30, 2010; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $7.8 million. The Company expects to make a contribution to the pension plan of approximately $5.7 million in fiscal 2010. The Company expects pension expense to be approximately $13.2 million in fiscal 2010 with a liability of $137.9 million at January 29, 2011.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 30, 2010		January 31, 2009		February 2, 2008
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,094,948	100.0%	$6,830,543	100.0%	$7,207,417	100.0%
Service charges and other income	131,680	2.2	157,897	2.3	163,389	2.3

	6,226,628	102.2	6,988,440	102.3	7,370,806	102.3

Cost of sales	4,102,892	67.3	4,827,769	70.7	4,786,655	66.4
Advertising, selling, administrative and general expenses	1,644,091	27.0	1,932,732	28.3	2,065,288	28.7
Depreciation and amortization	262,877	4.3	284,287	4.2	298,927	4.2
Rentals	58,363	1.0	61,481	0.9	59,987	0.8
Interest and debt expense, net	74,003	1.2	88,821	1.3	91,556	1.3
Gain on disposal of assets	(3,207)	(0.1)	(24,567)	(0.4)	(12,625)	(0.2)
Asset impairment and store closing charges	3,084	0.1	197,922	2.9	20,500	0.3

Income (loss) before income taxes and equity in (losses) earnings of joint ventures	84,525	1.4	(380,005)	(5.6)	60,518	0.8
Income taxes (benefit)	12,690	0.2	(140,520)	(2.1)	13,010	0.2
Equity in (losses) earnings of joint ventures	(3,304)	(0.1)	(1,580)	0.0	6,253	0.1

Net income (loss)	$68,531	1.1%	$(241,065)	(3.5)%	$53,761	0.7%

Sales

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net sales:
Retail operations segment	$5,889,961	$6,742,600	$7,207,417
Construction segment	204,987	87,943	—

Total net sales	6,094,948	6,830,543	7,207,417

        The percent change by category in the Company's retail operations segment sales for the past two years is as follows:

	Percent Change
	Fiscal 2009-2008	Fiscal 2008-2007
Cosmetics	(8.7)%	(6.1)%
Ladies' apparel and accessories	(13.2)	(5.7)
Juniors' and children's apparel	(14.3)	(11.6)
Men's apparel and accessories	(14.1)	(5.7)
Shoes	(6.5)	(3.0)
Home and furniture	(22.4)	(12.0)

  2009 Compared to 2008

        Net sales from the retail operations segment decreased $852.6 million or 13% during fiscal 2009 as compared to fiscal 2008 while sales in comparable stores declined 10%. All merchandise categories experienced significant sales declines, with the most noted decline in the home and furniture category.

        The net sales decrease reflected a 16% decrease in the number of sales transactions while the average dollars per sales transaction increased approximately 4%.

        We believe sales in all categories were affected by the continued challenging economic environment prevalent throughout fiscal 2009. In light of recent signs of modest economic improvement, we may see some sales growth over the coming months; however, there is no guarantee of improved sales performance. Any further deterioration in the United States economy could have an adverse affect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns, and lower overall profitability.

  2008 Compared to 2007

        Net sales from the retail operations segment decreased $464.8 million or 6% during fiscal 2008 as compared to fiscal 2007 while comparable store sales declined 7%. All merchandise categories experienced sales declines, with significant declines noted in the home and furniture and juniors' and children's apparel categories. We believe sales in all categories were affected by the decline in the general economic environment during fiscal 2008.

        The net sales decrease reflected a 6% decrease in the number of sales transactions while the average dollars per sales transaction remained flat.

  Exclusive Brand Merchandise

        Sales penetration of exclusive brand merchandise for fiscal years 2009, 2008 and 2007 was 23.8%, 24.0% and 24.2% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
	Fiscal 2009	Fiscal 2008	Fiscal 2007
(in millions of dollars)				2009-2008	2008-2007	2009-2008	2008-2007
Service charges and other income:
Income from GE marketing and servicing alliance	$88.7	$109.7	$118.8	$(21.0)	$(9.1)	(19.1)%	(7.7)%
Leased department income	10.8	13.8	13.0	(3.0)	0.8	(21.7)	6.2
Shipping and handling income	15.4	15.7	14.3	(0.3)	1.4	(1.9)	9.8
Visa Check/Mastermoney Antitrust settlement proceeds	5.7	0.4	—	5.3	0.4	+100.0	—
Other	11.1	18.3	17.3	(7.2)	1.0	(39.3)	5.8

Total	$131.7	$157.9	$163.4	$(26.2)	$(5.5)	(16.6)%	(3.4)%

  2009 Compared to 2008

        Service charges and other income is composed primarily of income from the Alliance with GE. Income from the Alliance decreased $21.0 million in fiscal 2009 compared to fiscal 2008 due to a lower penetration rate of Dillard's branded proprietary credit card and increased credit losses partially offset by lower funding costs. Also included in service charges and other income were proceeds of

$5.7 million and $0.4 million during fiscal 2009 and 2008, respectively, from the Visa Check/Mastermoney Antitrust litigation settlement.

  2008 Compared to 2007

        Service charges and other income decreased in fiscal 2008 compared to fiscal 2007 primarily as a result of lower income from the Alliance with GE. Income from the Alliance decreased $9.1 million in fiscal 2008 compared to fiscal 2007 primarily due to a lower penetration rate of Dillard's branded proprietary credit card.

Gross Profit

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Gross profit:
Retail operations segment	$1,982,858	$1,998,623	$2,420,762
Construction segment	9,198	4,151	—

Total gross profit	$1,992,056	$2,002,774	$2,420,762

Gross profit as a percentage of segment net sales:
Retail operations segment	33.7%	29.6%	33.6%
Construction segment	4.5	4.7	—
Total gross profit as a percentage of net sales	32.7	29.3	33.6

  2009 Compared to 2008

        Gross profit improved 340 basis points of sales during fiscal 2009 compared to fiscal 2008. Gross profit from retail operations improved 410 basis points of sales during the same periods due to the Company's focused inventory management efforts resulting in lower inventory levels and decreased markdown activity. Inventory in both total and comparable stores declined 5% as of January 30, 2010 compared to January 31, 2009.

        Most merchandise categories experienced significant improvements in gross margin during fiscal 2009 compared to fiscal 2008, while shoes improved moderately and cosmetics was up only slightly.

  2008 Compared to 2007

        Gross profit declined 430 basis points of sales during fiscal 2008 compared to fiscal 2007. Gross profit from retail operations declined 400 basis points of sales during the same periods as the Company responded to notably weak consumer demand by increasing markdown activity. In anticipation of the weakened economy, the Company purchased substantially less inventory for the fall season. These combined efforts resulted in a 23% decline in total store inventory and a 20% decline in comparable store inventory as of January 31, 2009 compared to February 2, 2008.

        All merchandise categories experienced gross margin declines during fiscal 2008 compared to fiscal 2007. Cosmetics was down only slightly while home and furniture experienced a significant decline.

Advertising, Selling, Administrative and General Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
SG&A	$1,644,091	$1,932,732	$2,065,288
SG&A as a percentage of net sales	27.0%	28.3%	28.7%

  2009 Compared to 2008

        SG&A decreased $288.6 million during fiscal 2009 compared to fiscal 2008 primarily as a result of the Company's cost control measures enacted during fiscal 2008 and store closures that occurred primarily during fiscal 2008. The decline was most noted in payroll and related payroll taxes ($193.3 million), advertising ($31.6 million), services purchased ($20.0 million) and supplies ($13.0 million).

  2008 Compared to 2007

        SG&A decreased $132.6 million during fiscal 2008 from fiscal 2007 primarily as a result of the Company's cost control measures and store closures. Notable areas of savings during the year were in payroll and related payroll taxes ($73.5 million), advertising ($31.6 million), services purchased ($15.7 million) and supplies ($12.3 million). These savings were partially offset by charges of $7.3 million related to losses and remediation expenses incurred during the current year as a result of Hurricane Ike.

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Depreciation and amortization	$262,877	$284,287	$298,927

  2009 Compared to 2008

        Depreciation and amortization expense decreased $21.4 million during fiscal 2009 compared to fiscal 2008 primarily as a result of the Company's continuing efforts to reduce capital expenditures and of store closures that occurred and impairment charges that were recorded mainly during the fourth quarter of fiscal 2008.

  2008 Compared to 2007

        Depreciation and amortization expense decreased $14.6 million during fiscal 2008 compared to fiscal 2007 primarily as a result of the Company's plan to reduce capital expenditures.

Rentals

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Rentals	$58,363	$61,481	$59,987

  2009 Compared to 2008

        Rental expense declined $3.1 million or 5.1% in fiscal 2009 compared to fiscal 2008 primarily due to store closures that occurred during the second half of fiscal 2008 as the Company executed its plan to exit under-performing locations.

  2008 Compared to 2007

        Rental expense increased $1.5 million or 2.5% in fiscal 2008 compared to fiscal 2007 primarily due to the increase of leased equipment.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Interest and debt expense, net	$74,003	$88,821	$91,556

  2009 Compared to 2008

        Net interest and debt expense declined $14.8 million in fiscal 2009 compared to fiscal 2008 primarily due to lower average debt levels and a $1.7 million pretax gain on discounted repurchases of outstanding notes in 2009 partially offset by reduced capitalized interest of $1.2 million. Total weighted average debt outstanding during fiscal 2009 decreased approximately $285.6 million compared to fiscal 2008.

  2008 Compared to 2007

        Net interest and debt expense declined $2.7 million in fiscal 2008 compared to fiscal 2007 primarily due to expense savings of $9.4 million attributable to a lower average interest rate and lower average debt partially offset by lower capitalized interest of $3.7 million and lower investment income of $2.8 million.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Gain on disposal of assets	$3,207	$24,567	$12,625

  Fiscal 2009

        During fiscal 2009, the Company sold a vacant store location in Kansas City, Missouri resulting in a $2.3 million pretax gain.

  Fiscal 2008

        During fiscal 2008, the Company sold its store location at Rivercenter in San Antonio, Texas for $8.0 million, resulting in a pretax gain of $7.2 million on the sale. The Company also purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A pretax gain of $17.6 million was recognized related to the sale.

  Fiscal 2007

        During fiscal 2007, the Company recognized a $14.1 million pretax gain relating to hurricane recovery for two stores damaged by the hurricanes of 2005 as the Company completed the cleanup of the damaged locations during fiscal 2007. This gain was partially offset when the Company sold its properties in Longmont, Colorado and Richardson, Texas for $5.8 million, recognizing a pretax net loss of $2.5 million on the sales.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Asset impairment and store closing charges	$3,084	$197,922	$20,500

  Fiscal 2009

        Asset impairment and store closing charges for fiscal 2009 consisted of the write-down of property of $3.9 million on two stores closed in fiscal 2008. This amount was partially offset by the renegotiation of a lease that resulted in the reduction of a future rent accrual of $0.8 million on a store closed in fiscal 2008.

  Fiscal 2008

        Asset impairment and store closing charges for fiscal 2008 consisted of (1) the write-off of $31.9 million of goodwill on seven stores and a write-down of $58.8 million of investment in two mall joint ventures where the estimated future cash flows were unable to sustain the amount of goodwill and investment; (2) an accrual of $0.9 million for future rent, property tax and utility payments on one store that was closed during the year; (3) a write-down of property and equipment and an accrual for future rent, property tax and utility payments of $5.7 million on a store and distribution center that were closed during the year and (4) a write-down of property and equipment on 32 stores that were closed, scheduled to close or impaired based on the inability of the stores' estimated future cash flows to sustain their carrying value.

        A breakdown of the asset impairment and store closing charges for fiscal 2008 follows:

(in thousands of dollars)	Number of Locations	Impairment Amount
Store closed in prior year	1	$800
Stores closed in fiscal 2008	9	31,993
Stores to close in fiscal 2009	5	18,811
Stores impaired based on cash flows	25	86,094
Non-operating facility	1	493
Distribution center	1	925
Joint ventures	2	58,806

Total	44	$197,922

  Fiscal 2007

        Asset impairment and store closing charges for fiscal 2007 consisted of a write-off of goodwill on one store of $2.6 million that was closed during the year, an accrual for future rent, property tax and utility payments on two stores of $1.0 million that were also closed during the year and a write-down of property and equipment on 14 stores of $16.9 million that were closed, scheduled to close or impaired based on the inability of the stores' estimated future cash flows to sustain their carrying value.

        A breakdown of the asset impairment and store closing charges for fiscal 2007 follows:

(in thousands of dollars)	Number of Locations	Impairment Amount
Store closed in prior year	1	$687
Stores closed in fiscal 2007	4	3,647
Stores to close in fiscal 2008	5	5,083
Stores impaired based on cash flows	6	9,113
Non-operating facility	1	1,970

Total	17	$20,500

Income Taxes

        The Company's estimated federal and state income tax rate, inclusive of equity in (losses) earnings of joint ventures and exclusive of the effect of nondeductible goodwill write-off, was 15.6% in fiscal 2009, 40.2% in fiscal 2008 and 18.8% in fiscal 2007.

  Fiscal 2009

        During fiscal 2009, income taxes included the net decrease in unrecognized tax benefits, interest, and penalties of approximately $6.3 million and included the recognition of tax benefits of approximately $1.3 million for a decrease in deferred liabilities due to a decrease in the state effective tax rate, approximately $4.4 million for a decrease in a capital loss valuation allowance resulting from capital gain income, and approximately $2.4 million due to federal tax credits. The Company is currently being examined by the IRS for the fiscal tax year 2006 and 2007. During fiscal 2008, the IRS completed its examination of the Company's federal income tax returns for the fiscal years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. During fiscal 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in unrecognized tax benefits, interest, and penalties. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's financial statements.

  Fiscal 2008

        During fiscal 2008, income taxes included the net increase in unrecognized tax benefits, interest, and penalties of approximately $2.5 million and included the recognition of tax benefits of approximately $10.5 million for a decrease in a capital loss valuation allowance resulting from capital gain income and approximately $4.1 million due to federal tax credits.

  Fiscal 2007

        During fiscal 2007, income taxes included the net decrease in unrecognized tax benefits, interest, and penalties of approximately $5.9 million, and a recognition of tax benefits of approximately $1.7 million for a decrease in a capital loss valuation allowance resulting from capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $3.3 million due to federal tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

(in thousands of dollars)	January 30, 2010	January 31, 2009	Dollar Change	Percent Change
Cash and cash equivalents	$341,693	$96,823	$244,870	252.9%
Other short-term borrowings	—	200,000	(200,000)	(100.0)
Current portion of long-term debt	1,719	25,535	(23,816)	(93.3)
Long-term debt	747,587	757,689	(10,102)	(1.3)
Subordinated debentures	200,000	200,000	—	—
Stockholders' equity	2,304,103	2,251,115	52,988	2.4
Current ratio	2.28	1.85
Debt to capitalization	29.2%	34.5%

        The Company's current non-operating priorities for its use of cash are:

  •
  debt reduction;

  •
  stock repurchase plan;

  •
  strategic investments to enhance the value of existing properties; and

  •
  dividend payments to shareholders.

        At present, there are numerous general business and economic factors affecting the retail industry. These factors include: (1) consumer confidence; (2) competitive conditions; (3) the recession in the U.S. and numerous economies around the globe; (4) high levels of unemployment in various sectors and (5) other factors that are both separate from, and outgrowths of, the above. These conditions may impact our comparable store sales which may result in reduced cash flows if we are not appropriately managing our inventory levels or expenses. Further, if one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and results of operations, including our ability to access capital.

        Cash flows for the three fiscal years ended were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007	2009-2008	2008-2007
Operating Activities	$554,007	$350,005	$254,449	58.3%	37.6%
Investing Activities	(63,453)	(118,191)	(331,987)	46.3	64.4
Financing Activities	(245,684)	(223,903)	(27,544)	(9.7)	(712.9)

Total Cash Provided (Used)	$244,870	$7,911	$(105,082)

Operating Activities

        The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, it has historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.6% and 96.5% of total revenues in fiscal 2009 and 2008, respectively.

        Operating cash inflows also include revenue and reimbursements from the Alliance with GE, which owns and manages the Company's private label credit card business under the Alliance, and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees, and payments of interest and taxes.

        The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $89 million and $110 million from GE in fiscal 2009 and 2008, respectively. While future cash flows under this Alliance are difficult to predict, the Company expects the 2010 amounts to be reduced from current year levels due to the challenging economy and new credit regulations. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE's funding costs. The Alliance expires in fiscal 2014.

        Net cash flows from operations increased $204.0 million during fiscal 2009 compared to fiscal 2008. This increase is primarily attributable to higher net income, as adjusted for non-cash items, of $131.4 million for fiscal 2009 compared to fiscal 2008. The increase was also influenced by an increase of $72.6 million related to changes in working capital items, primarily of changes in accounts payable and income taxes partially offset by changes in inventory as the Company worked to control inventory levels, including a 13% decrease in inventory purchases over the prior year.

        We received insurance proceeds of $5.9 million during fiscal 2007 related to inventory damages incurred during the 2005 hurricane season. Combined with the hurricane insurance proceeds recorded in investing activities, the Company recorded related gains in fiscal 2007 of $14.1 million and $4.1 million in gain on disposal of assets and cost of sales, respectively.

Investing Activities

        Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

        Capital expenditures decreased $114.5 million for fiscal 2009 compared to fiscal 2008, mainly as a result of the construction of fewer stores. The fiscal 2009 expenditures of $75.1 million consisted primarily of the construction of two new stores, remodeling of existing stores and investments in technology equipment and software. There were no new store openings during fiscal 2009. Store closures during fiscal 2009 were:

Closed Locations—Fiscal 2009	City	Square Feet
Northgate Mall	Tullahoma, Tennessee	64,000
Desoto Square Mall	Bradenton, Florida	100,000
Sarasota Square	Sarasota, Florida	100,000
Chesapeake Square	Chesapeake, Virginia	160,000
Northgate Mall	Cincinnati, Ohio	185,000
Ward Parkway (clearance center)	Kansas City, Missouri	202,000

Total closed square footage		811,000

        Capital expenditures for 2010 are expected to be approximately $100 million. During February 2010, we opened our new locations at The Domain in Austin, Texas (200,000 square feet) and The Village at Fairview in Fairview, Texas (155,000 square feet). There are no other planned store openings for fiscal 2010.

        We received insurance proceeds of $16.1 million during fiscal 2007 for the construction of property and fixtures for stores damaged during the 2005 hurricane season.

        We have approximately 78 stores along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to "named storms" in fiscal

2010. Therefore, repair and replacement costs will be borne by us for damage to any of these stores from "named storms" in fiscal 2010. We have created early response teams to assess and coordinate cleanup efforts should some stores be impacted by storms. We have also redesigned certain store features to lessen the impact of storms and have equipment available to assist in the efforts to ready the stores for normal operations.

        During fiscal 2009, 2008 and 2007, we received proceeds from the sale of property and equipment of $11.6 million, $67.1 million and $48.2 million, respectively, and recorded related gains of $3.2 million and $24.6 million for fiscal 2009 and 2008, respectively, and a related loss in operating activities of $1.5 million during fiscal 2007. During fiscal 2008, we also recorded a $3.9 million loss related to property damages sustained on one store during Hurricane Ike.

        On August 29, 2008, the Company purchased the remaining interest in CDI for a cash purchase price of $9.8 million. This acquisition was accounted for under the purchase method and, accordingly, (1) the purchase price has been allocated to CDI's assets and liabilities based on their estimated fair values as of the date of purchase and (2) CDI's results of operations have been included in the Company's results of operations since the date of purchase. Upon recognition of the acquisition, the Company acquired $14.1 million in cash.

Financing Activities

        Our primary source of cash inflows from financing activities is our $1.2 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

        Cash used in financing activities increased to $245.7 million in fiscal 2009 from $223.9 million in fiscal 2008. This decrease in cash flow of $21.8 million was primarily due to the repayment of short-term borrowings partially offset by a decrease in principal debt payments.

        Revolving Credit Agreement.    At January 30, 2010, the Company maintained a $1.2 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrued interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (1.23% at January 30, 2010) subject to certain availability thresholds as defined in the credit agreement. During the period April 1, 2009 through June 30, 2009, interest on borrowings under the credit agreement accrued interest at either JPMorgan's Base Rate minus 0.25% or LIBOR plus 1.25% due to lower average availability (which is analyzed each calendar quarter).

        Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was approximately $816.3 million at January 30, 2010. No borrowings were outstanding at January 30, 2010. Letters of credit totaling $89.6 million were issued under this credit agreement leaving unutilized availability under the facility of $726.7 million at January 30, 2010. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $57.2 million and $251.3 million during fiscal 2009 and 2008, respectively.

        Long-term Debt.    At January 30, 2010, the Company had $749.3 million of long-term debt, comprised of unsecured notes, a term note and a mortgage note outstanding. The unsecured notes bear interest at rates ranging from 6.63% to 9.13% with due dates from 2011 through 2028, and the mortgage note bears interest at 9.25% with a due date of 2013. The term note, with an outstanding balance of $22.2 million as of January 30, 2010, was issued during fiscal 2008 towards the purchase of a corporate aircraft and bears interest at 5.93% with a due date of 2012.

        We reduced our net level of outstanding debt and capital leases during fiscal 2009 by $33.9 million compared to a reduction of $199.5 million in fiscal 2008. The debt decline in both periods was primarily due to regular maturities of outstanding notes and scheduled payments of mortgage principal.

        During fiscal 2009, the Company also repurchased $8.4 million face amount of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.7 million which was recorded in net interest and debt expense. No notes were repurchased during fiscal 2008 or 2007.

        As of January 30, 2010, maturities of long-term debt over the next five years are $2 million, $49 million, $77 million, $0 and $0.

        Stock Repurchase.    In May 2005, the Company's Board of Directors approved the repurchase of up to $200 million of the Company's Class A Common Stock ("2005 Stock Plan"). Availability under the 2005 Stock Plan at the beginning of fiscal 2007 was $112 million. During fiscal 2007, the Company repurchased 5.2 million shares for $112 million which completed the authorization under the 2005 Stock Plan.

        In November 2007, the Company's Board of Directors authorized another share repurchase plan under which the Company may repurchase up to $200 million of its Class A Common Stock ("2007 Stock Plan"). This open-ended authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions. No repurchases were made during fiscal 2007 under the 2007 Stock Plan. During fiscal 2008, the Company repurchased 1,826,600 shares for $17.4 million at an average price of $9.55 per share. No repurchases were made during fiscal 2009 leaving $182.6 million in share repurchase authorization remaining under the 2007 Stock Plan at January 30, 2010.

        Subordinated Debentures.    The Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company.

Fiscal 2010

        During fiscal 2010, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility. The peak borrowings incurred under the credit facilities were approximately $208 million during 2009, and borrowings for fiscal 2010 are expected to be minimal. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$749,306	$1,719	$125,955	$—	$621,632
Interest on long-term debt	636,474	55,124	102,493	89,930	388,927
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	419,999	14,959	30,164	29,918	344,958
Capital lease obligations, including interest	32,910	3,568	17,295	3,104	8,943
Defined benefit plan participant payments	136,878	6,417	12,834	12,969	104,658
Other liabilities	1,513	775	738	—	—
Purchase obligations(1)	1,144,317	1,144,317	—	—	—
Operating leases(2)	179,044	44,163	78,927	21,172	34,782

Total contractual cash obligations(3)(4)	$3,500,441	$1,271,042	$368,406	$157,093	$1,703,900

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,137.4 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)
The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 5% of minimum lease obligations in fiscal 2009.

(3)
The total liability for unrecognized tax benefits is $25.3 million, including tax, penalty, and interest (refer to Note 8 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company believes the estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $4 million and $8 million.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $32.8 million, gift card liabilities of $15.3 million and other liabilities of $3.1 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
$1.2 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	86,818	86,818	—	—	—
Import letters of credit	2,832	2,832	—	—	—

Total commercial commitments	$89,650	$89,650	$—	$—	$—

(1)
Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $816 million at January 30, 2010) which has not been reduced by outstanding letters of credit of $89.6 million.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Company adopted the provisions of this guidance during the fiscal quarter ended October 31, 2009, which had no impact on the Company's consolidated financial statements.

Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding related to how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial statements. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The objective of the guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company's balance sheet. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurements and Disclosure

        In September 2006, the FASB issued new accounting guidance related to fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This guidance was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this portion of the guidance did not have a material impact on the Company's consolidated financial statements. In February 2008, the FASB permitted the delayed application of this fair value guidance for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this remaining portion of the statement on February 1, 2009, and the adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions on August 1,

2009, which resulted in a new disclosure in the Company's consolidated financial statements (see Note 17 of these Notes to Condensed Consolidated Financial Statements).

Consolidation of Variable Interest Entities

        In June 2009, the FASB issued new accounting guidance relating to the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis:

  •
  to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity;

  •
  to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;

  •
  to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;

  •
  to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and

  •
  to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity.

        This guidance becomes effective for the Company for its fiscal year beginning on January 31, 2010. The Company adopted this guidance on January 31, 2010, and the adoption did not have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION

        This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: statements including (a) words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including the matters described under the caption "Risk Factors" above. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

(in thousands of dollars) Expected Maturity Date (fiscal year)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt	$1,719	$49,166	$76,789	$—	$—	$621,632	$749,306	$645,045
Average fixed interest rate	7.5%	9.1%	7.4%	—	—	7.3%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$150,000
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

        The Company is exposed to market risk from changes in the interest rates under its $1.2 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0%. The Company had average borrowings of $57.2 million during fiscal 2009. Based on the average amount outstanding during fiscal 2009, a 100 basis point change in interest rates would result in an approximate $0.6 million annual change to interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        As disclosed in the Company's current report on Form 8-K filed on May 7, 2009, the Company changed its independent registered public accountants effective for the fiscal year ended January 30, 2010. There were no disagreements or reportable events related to the change in accountants.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        The Company has established and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company's management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this annual report, and based on that evaluation, the Company's CEO and CFO have concluded that these disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of January 30, 2010. Their report appears as part of the "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in Internal Controls

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A.
Directors of the Registrant

  Information regarding directors of the Registrant is incorporated herein by reference under the headings "Election of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

B.
Executive Officers of the Registrant

  Information regarding executive officers of the Registrant is incorporated herein by reference to Part I of this report under the heading "Executive Officers of the Registrant." Reference additionally is made to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

        The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company will promptly disclose to its shareholders that a waiver has been granted. The current version of the Code of Conduct is available free of charge on the Company's website, www.dillards.com, and is available in print to any shareholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company's principal executive offices set forth above.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information called for by this item is incorporated herein by reference to the information under the headings "2009 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans(2)
Equity compensation plans approved by shareholders(1)	4,044,369	$25.79	7,527,451

Total	4,044,369	$25.79	7,527,451

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company's shareholders:

•
1998 Incentive and Nonqualified Stock Option Plan

  •
  2000 Incentive and Nonqualified Stock Option Plan

(2)
This column excludes shares reflected under the column "Number of securities to be issued upon exercise of outstanding options".

        Additional information called for by this item is incorporated herein by reference to the information under the headings "Principal Holders of Voting Securities" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information called for by this item is incorporated herein by reference to the information under the headings "Certain Relationships and Transactions" and "Information Regarding the Board and its Committees" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information called for by this item is incorporated herein by reference to the information under the heading "Independent Accountant Fees" in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)    Financial Statements

        An "Index of Financial Statements" has been filed as a part of this Report beginning on page F-1 hereof.

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

Dillard's, Inc. Registrant
/s/ JAMES I. FREEMAN
Date: March 26, 2010	James I. Freeman, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/s/ WILLIAM DILLARD, II	/s/ JAMES I. FREEMAN
William Dillard, II	James I. Freeman
Chairman of the Board and	Senior Vice President and Chief
Chief Executive Officer	Financial Officer and Director
(Principal Executive Officer)
/s/ ALEX DILLARD	/s/ DRUE MATHENY
Alex Dillard	Drue Matheny
President and Director	Executive Vice President and Director
/s/ MIKE DILLARD	/s/ ROBERT C. CONNOR
Mike Dillard	Robert C. Connor
Executive Vice President and Director	Director
/s/ PETER R. JOHNSON	/s/ R. BRAD MARTIN
Peter R. Johnson	R. Brad Martin
Director	Director
/s/ FRANK R. MORI	/s/ WARREN A. STEPHENS
Frank R. Mori	Warren A. Stephens
Director	Director
/s/ J. C. WATTS, JR.	/s/ NICK WHITE
J. C. Watts, Jr.	Nick White
Director	Director
Date: March 26, 2010

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended January 30, 2010

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets—January 30, 2010 and January 31, 2009	F-4
Consolidated Statements of Operations—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-6
Consolidated Statements of Cash Flows—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-7
Notes to Consolidated Financial Statements—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Dillard's, Inc.

        In our opinion, the accompanying consolidated balance sheet as of January 30, 2010 and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss) and cash flows for the fiscal year then ended present fairly, in all material respects, the financial position of Dillard's, Inc. and its subsidiaries at January 30, 2010 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, TX
March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard's, Inc.
Little Rock, Arkansas

        We have audited the accompanying consolidated balance sheet of Dillard's, Inc. and subsidiaries (the "Company") as of January 31, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dillard's, Inc. and subsidiaries as of January 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
New York, New York
April 1, 2009

CONSOLIDATED BALANCE SHEETS

Dollars in Thousands	January 30, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$341,693	$96,823
Accounts receivable, net	63,222	87,998
Merchandise inventories	1,300,680	1,374,394
Federal income tax receivable	217	74,415
Other current assets	43,717	53,125

Total current assets	1,749,529	1,686,755

Property and equipment:
Land and land improvements	73,844	73,948
Buildings and leasehold improvements	3,094,048	3,114,503
Furniture, fixtures and equipment	1,621,430	1,843,399
Buildings under construction	54,759	2,941
Buildings and equipment under capital leases	33,844	40,820
Less accumulated depreciation and amortization	(2,097,088)	(2,102,460)

	2,780,837	2,973,151

Other assets	75,961	85,938

Total assets	$4,606,327	$4,745,844

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$676,501	$642,940
Current portion of long-term debt	1,719	25,535
Current portion of capital lease obligations	1,775	1,704
Other short-term borrowings	—	200,000
Federal and state income taxes including current deferred taxes	89,027	43,486

Total current liabilities	769,022	913,665

Long-term debt	747,587	757,689

Capital lease obligations	22,422	24,116

Other liabilities	213,471	220,911

Deferred income taxes	349,722	378,348

Subordinated debentures	200,000	200,000

Operating leases and commitments
Stockholders' equity:
Common stock, Class A—116,937,769 and 116,560,308 shares issued; 69,821,021 and 69,443,560 shares outstanding	1,169	1,166
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	782,746	781,055
Accumulated other comprehensive loss	(22,298)	(16,872)
Retained earnings	2,484,447	2,427,727
Less treasury stock, at cost, Class A—47,116,748 shares	(942,001)	(942,001)

Total stockholders' equity	2,304,103	2,251,115

Total liabilities and stockholders' equity	$4,606,327	$4,745,844

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
Dollars in Thousands, Except Per Share Data	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$6,094,948	$6,830,543	$7,207,417
Service charges and other income	131,680	157,897	163,389

	6,226,628	6,988,440	7,370,806

Cost of sales	4,102,892	4,827,769	4,786,655
Advertising, selling, administrative and general expenses	1,644,091	1,932,732	2,065,288
Depreciation and amortization	262,877	284,287	298,927
Rentals	58,363	61,481	59,987
Interest and debt expense, net	74,003	88,821	91,556
Gain on disposal of assets	(3,207)	(24,567)	(12,625)
Asset impairment and store closing charges	3,084	197,922	20,500

Income (loss) before income taxes and equity in (losses) earnings of joint ventures	84,525	(380,005)	60,518
Income taxes (benefit)	12,690	(140,520)	13,010
Equity in (losses) earnings of joint ventures	(3,304)	(1,580)	6,253

Net income (loss)	$68,531	$(241,065)	$53,761

Earnings (loss) per common share:
Basic	$0.93	$(3.25)	$0.69
Diluted	0.93	(3.25)	0.68

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
Dollars in Thousands, Except Per Share Data	Class A	Class B					Total
Balance, February 3, 2007	$1,162	$40	$772,560	$(21,229)	$2,640,224	$(812,968)	$2,579,789
Net income	—	—	—		53,761	—	53,761
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $567	—	—	—	(982)	—	—	(982)

Total comprehensive income							52,779
Issuance of 227,850 shares under stock option and stock bonus plans	3	—	6,427	—	—	—	6,430
Purchase of 5,202,699 shares of treasury stock	—	—	—	—	—	(111,592)	(111,592)
Cumulative effect of accounting change related to adoption of FIN 48	—	—	—	—	(803)	—	(803)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(12,492)	—	(12,492)

Balance, February 2, 2008	1,165	40	778,987	(22,211)	2,680,690	(924,560)	2,514,111
Net loss	—	—	—		(241,065)	—	(241,065)
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $3,082	—	—	—	5,339	—	—	5,339

Total comprehensive loss							(235,726)
Issuance of 114,813 shares under stock bonus plans	1	—	2,068	—	—	—	2,069
Purchase of 1,826,600 shares of treasury stock	—	—	—	—	—	(17,441)	(17,441)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(11,898)	—	(11,898)

Balance, January 31, 2009	1,166	40	781,055	(16,872)	2,427,727	(942,001)	2,251,115
Net income	—	—	—		68,531	—	68,531
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $3,132	—	—	—	(5,426)	—	—	(5,426)

Total comprehensive income							63,105
Issuance of 377,461 shares under stock bonus plans	3	—	1,691	—	—	—	1,694
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(11,811)	—	(11,811)

Balance, January 30, 2010	$1,169	$40	$782,746	$(22,298)	$2,484,447	$(942,001)	$2,304,103

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
Dollars in Thousands	January 30, 2010	January 31, 2009	February 2, 2008
Operating activities:
Net income (loss)	$68,531	$(241,065)	$53,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	264,763	286,184	300,859
Deferred income taxes	(35,350)	(57,652)	(2,399)
(Gain) loss on disposal of property and equipment	(3,207)	(24,567)	1,484
Asset impairment and store closing charges	3,084	197,922	20,500
Gain on repurchase of debt	(1,653)	—	—
Loss on disposal of hurricane assets	—	3,921	—
Gain from hurricane insurance proceeds	—	—	(18,181)
Proceeds from hurricane insurance	—	—	5,881
Share-based compensation	—	17	77
Excess tax benefits from share-based compensation	—	—	(325)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	24,776	(4,256)	(372)
Decrease (increase) in merchandise inventories	73,714	404,203	(7,129)
Decrease (increase) in federal income tax receivable	74,198	(74,415)	—
Decrease (increase) in other current assets	9,408	5,361	(7,366)
Decrease (increase) in other assets	8,224	12,005	(4,243)
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	15,254	(163,796)	(40,401)
Increase (decrease) in income taxes payable	52,265	6,143	(47,697)

Net cash provided by operating activities	554,007	350,005	254,449

Investing activities:
Purchase of property and equipment	(75,089)	(189,579)	(396,337)
Proceeds from disposal of property and equipment	11,636	67,068	48,249
Acquisition, net of cash acquired	—	4,320	—
Proceeds from hurricane insurance	—	—	16,101

Net cash used in investing activities	(63,453)	(118,191)	(331,987)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(33,888)	(199,492)	(104,291)
Cash dividends paid	(11,796)	(11,898)	(12,492)
(Decrease) increase in short-term borrowings	(200,000)	5,000	195,000
Purchase of treasury stock	—	(17,441)	(111,592)
Payment on line of credit fees and expenses	—	(72)	(522)
Proceeds from issuance of common stock	—	—	6,028
Excess tax benefits from share-based compensation	—	—	325

Net cash used in financing activities	(245,684)	(223,903)	(27,544)

Increase (decrease) in cash and cash equivalents	244,870	7,911	(105,082)
Cash and cash equivalents, beginning of year	96,823	88,912	193,994

Cash and cash equivalents, end of year	$341,693	$96,823	$88,912

Non-cash transactions:
Accrued (prepaid) capital expenditures	$6,592	$(1,706)	$(516)
Stock awards	1,694	2,052	—
Property and equipment financed by note payable	—	23,573	—
Sale of property financed by note receivable	—	1,255	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Description of Business—Dillard's, Inc. (the "Company") operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Fiscal years 2009, 2008 and 2007 included 52 weeks.

        Consolidation—The accompanying consolidated financial statements include the accounts of Dillard's, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method.

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

        Seasonality—The Company's business is highly seasonal, and historically the Company has realized a significant portion of its sales, net income and cash flow in the second half of the fiscal year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in the third quarter in anticipation of the holiday season.

        Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased or which can be redeemed by forfeiting three months of earned interest to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents because they settle the balances within two to three days.

        Accounts Receivable, Net—Accounts receivable primarily consists of construction receivables of CDI and the monthly settlement with GE for Dillard's share of revenue from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

        Accounts receivable are reported net of an allowance for doubtful accounts of $0.0 million and $0.3 million as of January 30, 2010 and January 31, 2009, respectively, pertaining to construction contract receivables.

        Merchandise Inventories—The last-in, first-out retail inventory method ("LIFO RIM") is used to value merchandise inventories. At January 30, 2010 and January 31, 2009, the LIFO RIM cost of merchandise was approximately equal to the first-in, first-out ("FIFO") cost of merchandise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Capitalized interest was $1.5 million, $2.6 million and $6.3 million in fiscal 2009, 2008 and 2007, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

        Included in property and equipment as of January 30, 2010 are assets held for sale in the amount of $34.0 million. During fiscal 2009 and 2008, the Company realized gains on the disposal of property and equipment of $3.2 million and $24.6 million, respectively. During fiscal 2007, the Company realized losses on the disposal of property and equipment of $1.5 million. During fiscal 2008, we also recorded a $3.9 million loss related to property damages sustained on one store during Hurricane Ike.

        Depreciation expense on property and equipment was $263 million, $284 million and $299 million for fiscal 2009, 2008 and 2007, respectively.

        Long-Lived Assets Excluding Goodwill—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2009, 2008 and 2007, as disclosed in Note 16.

        Goodwill—Goodwill is required to be reviewed for impairment annually or more frequently if certain indicators arise that suggest that the carrying amount may not be recoverable from its estimated future cash flows. The Company tests for goodwill impairment annually as of the last day of the fourth quarter using the two-step process prescribed by GAAP. The Company identifies its reporting units at the store unit level. The fair value of these reporting units are estimated using the expected discounted future cash flows and market values of related businesses, where appropriate. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows and a terminal growth rate.

        As of January 31, 2009, the entire balance of goodwill was determined to be impaired because the estimated future cash flows of the related properties were unable to sustain the recorded amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

goodwill and was written off as of January 31, 2009, as disclosed in Notes 4 and 16. There was no goodwill outstanding as of January 30, 2010 and January 31, 2009.

        Other Assets—Other assets include investments in joint ventures accounted for by the equity method. The carrying values of these investments were approximately $15 million and $22 million at January 30, 2010 and January 31, 2009, respectively. These joint ventures consisted of two shopping malls located in Denver, Colorado and Bonita Springs, Florida and one property located in Toledo, Ohio.

        During fiscal 2008, the investment in the properties in Toledo, Ohio and Denver, Colorado was determined to be impaired because the properties' estimated future cash flows could not sustain the value of the investment. The Company recorded asset impairment and store closing charges of $58.8 million to write down the investment.

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

        Insurance Accruals—The Company's consolidated balance sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

        Revenue Recognition—The Company recognizes merchandise revenue at the "point of sale." Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded.

        GE owns and manages Dillard's branded proprietary cards under the Alliance that expires in fiscal 2014. The Company's share of income earned under the Alliance is included as a component of service charges and other income. The Company received income of approximately $89 million, $110 million and $119 million from GE in fiscal 2009, 2008 and 2007, respectively. Further pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

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

        Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. The Company determines gift card breakage income based upon historical redemption patterns. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) as a reduction of cost of sales. As of January 30, 2010 and January 31, 2009, gift card liabilities of $58.5 million and $65.1 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

        Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $134 million, $166 million and $197 million, net of cooperative advertising reimbursements of $41.8 million, $59.1 million and $67.1 million for fiscal years 2009, 2008 and 2007, respectively.

        Income Taxes—Income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Tax positions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

are analyzed to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

        Shipping and Handling—The Company records shipping and handling reimbursements in service charges and other income. The Company records shipping and handling costs in cost of sales.

        Retirement Benefit Plans—The Company's retirement benefit plan costs are accounted for using actuarial valuations. The Company recognizes the funded status of its defined pension plans on the balance sheet and recognizes changes in the funded status that arise during the period but that are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

        Equity in (Losses) Earnings of Joint Ventures—Equity in (losses) earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures.

        Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of the net income or loss and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income or loss. One such exclusion is the amortization of retirement plan and other retiree benefit adjustments, which is the only item impacting our accumulated other comprehensive loss.

        Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2009.

        Reclassifications—Certain items have been reclassified from their prior year classifications to conform to the current year presentation.

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles ("the Codification"), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Company adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on the Company's consolidated financial statements.

Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding related to how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

financial statements. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The objective of the guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company's balance sheet. The Company adopted this guidance on February 1, 2009, and it did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurements and Disclosure

        In September 2006, the FASB issued new accounting guidance related to fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This guidance was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this portion of the guidance did not have a material impact on the Company's consolidated financial statements. In February 2008, the FASB permitted the delayed application of this fair value guidance for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this remaining portion of the statement on February 1, 2009, and the adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions on August 1, 2009, which resulted in a new disclosure in the Company's consolidated financial statements (see Note 17 of these Notes to Condensed Consolidated Financial Statements).

Consolidation of Variable Interest Entities

        In June 2009, the FASB issued new accounting guidance relating to the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis:

  •
  to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity;

  •
  to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;

  •
  to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  •
  to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and

  •
  to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity.

        This guidance becomes effective for the Company for its fiscal year beginning on January 31, 2010. The Company adopted this guidance on January 31, 2010, and the adoption did not have a material impact on the Company's consolidated financial statements.

2. Acquisition

        On August 29, 2008, the Company purchased the remaining interest in CDI, a former 50% equity method joint venture investment of the Company, for a cash purchase price of $9.8 million. CDI is a general contractor that also constructs and remodels stores for the Company. This acquisition was accounted for under the purchase method and, accordingly, the purchase price has been allocated to CDI's assets and liabilities based on their estimated fair values as of the date of purchase ("consolidation date"), and CDI's results of operations have been included in the Company's results of operations since the consolidation date. The assets acquired of $92.0 million primarily related to cash of $14.1 million and accounts receivable of $72.9 million, and the liabilities assumed of $82.2 million consisted of accounts payable.

3. Business Segments

        Before the acquisition of CDI in August 2008, the Company operated in one reportable segment: the operation of retail department stores. Following the acquisition, the Company operates in two reportable segments: the operation of retail department stores and a general contracting construction company.

        For the Company's retail operations reportable segment, the Company determined its operating segments on a store by store basis. Each stores' operating performance has been aggregated into one reportable segment. The Company's operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, the Company operates one store format under the Dillard's name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Segments (Continued)

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel and accessories	36	37	37
Juniors' and children's apparel	8	9	9
Men's apparel and accessories	17	18	18
Shoes	14	13	13
Home and furniture	7	7	8

	97	99	100
Construction segment	3	1	—

Total	100%	100%	100%

        The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2009 Construction	Consolidated
Net sales from external customers	$5,889,961	$204,987	$6,094,948
Interest and debt expense, net	74,256	(253)	74,003
Gross profit	1,982,858	9,198	1,992,056
Depreciation and amortization	262,709	168	262,877
Total assets	4,524,694	81,633	4,606,327
Income before income taxes and equity in losses of joint ventures	80,472	4,053	84,525
Equity in losses of joint ventures	(3,304)	—	(3,304)

(in thousands of dollars)	Retail Operations	Fiscal 2008 Construction	Consolidated
Net sales from external customers	$6,742,600	$87,943	$6,830,543
Interest and debt expense, net	88,945	(124)	88,821
Gross profit	1,998,623	4,151	2,002,774
Depreciation and amortization	284,222	65	284,287
Total assets	4,660,934	84,910	4,745,844
(Loss) income before income taxes and equity in losses of joint ventures	(382,456)	2,451	(380,005)
Equity in losses of joint ventures	(316)	(1,264)	(1,580)

        Intersegment construction revenues of $51.9 million and $19.1 million were eliminated during consolidation and have been excluded from net sales for the years ended January 30, 2010 and January 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill

        The changes in the carrying amount of goodwill for the retail segment for the years ended January 30, 2010 and January 31, 2009 are as follows (in thousands):

	Gross	Accumulated Impairment Losses	Net
Goodwill balance at February 3, 2007	$39,214	$(4,703)	$34,511
Impairment losses during fiscal 2007		(2,599)	(2,599)

Goodwill balance at February 2, 2008	39,214	(7,302)	31,912
Impairment losses during fiscal 2008		(31,912)	(31,912)

Goodwill balance at January 31, 2009 and January 30, 2010	$39,214	$(39,214)	$—

        The goodwill write-off of $31.9 million during fiscal 2008 was for seven stores where the projected cash flows were unable to sustain the amount of goodwill. The goodwill write-off of $2.6 million during fiscal 2007 was for a store that closed during that year where the projected cash flows were unable to sustain the amount of goodwill. There was no further goodwill activity in fiscal 2009.

5. Revolving Credit Agreement

        At January 30, 2010, the Company maintained a $1.2 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as the lead agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires December 12, 2012.

        Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (1.23% at January 30, 2010) subject to certain availability thresholds as defined in the credit agreement. During the period April 1, 2009 through June 30, 2009, interest on borrowings under the credit agreement accrued interest at either JPMorgan's Base Rate minus 0.25% of LIBOR plus 1.25% due to lower average availability (which is analyzed each calendar quarter).

        Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $816.3 million at January 30, 2010. No borrowings were outstanding at January 30, 2010. Letters of credit totaling $89.6 million were issued under this credit agreement leaving unutilized availability under the facility of $726.7 million at January 30, 2010. Borrowings of $200 million were outstanding as of January 31, 2009. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $57.2 million and $251.3 million during fiscal 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt

        Long-term debt consists of the following:

(in thousands of dollars)	January 30, 2010	January 31, 2009
Unsecured notes, at rates ranging from 6.63% to 9.13%, due 2011 through 2028	$724,369	$756,642
Term note, payable monthly through 2012 and bearing interest at a rate of 5.93%	22,177	23,059
Mortgage note, payable monthly through 2013 and bearing interest at a rate of 9.25%	2,760	3,523

	749,306	783,224
Current portion	(1,719)	(25,535)

	$747,587	$757,689

        During fiscal 2009, the Company repurchased $8.4 million face amount of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.7 million which was recorded in net interest and debt expense.

        During fiscal 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million term note, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets. The note had a carrying value of $22.2 million and $23.1 million at January 30, 2010 and January 31, 2009, respectively.

        There are no financial covenants under any of the debt agreements. Building, land, and land improvements with a carrying value of $5.0 million at January 30, 2010 were pledged as collateral on the mortgage note. Maturities of long-term debt over the next five years are approximately $2 million, $49 million, $77 million, $0 and $0.

        Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Long-term debt:
Interest	$70,749	$75,490	$82,037
Gain on early retirement of long-term debt	(1,653)	—	—
Amortization of debt expense	1,753	1,842	1,932

	70,849	77,332	83,969
Interest on capital lease obligations	2,005	2,154	2,319
Revolving credit facility expenses	3,693	10,263	9,387
Investment interest income	(2,544)	(928)	(4,119)

	$74,003	$88,821	$91,556

        Interest paid during fiscal 2009, 2008 and 2007 was approximately $80.3 million, $90.6 million and $96.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Trade Accounts Payable and Accrued Expenses

        Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 30, 2010	January 31, 2009
Trade accounts payable	$494,372	$457,062
Accrued expenses:
Taxes, other than income	59,791	62,885
Salaries, wages and employee benefits	50,421	43,244
Liability to customers	43,197	49,750
Interest	16,957	18,503
Rent	3,435	5,048
Other	8,328	6,448

	$676,501	$642,940

8. Income Taxes

        The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Current:
Federal	$51,679	$(84,424)	$24,977
State	(3,639)	1,556	(9,568)

	48,040	(82,868)	15,409

Deferred:
Federal	(31,396)	(49,145)	(4,914)
State	(3,954)	(8,507)	2,515

	(35,350)	(57,652)	(2,399)

	$12,690	$(140,520)	$13,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Income tax at the statutory federal rate (inclusive of equity in (losses) earnings of joint ventures)	$28,427	$(133,555)	$23,370
State income taxes, net of federal benefit (inclusive of equity in (losses) earnings of joint ventures)	(89)	(6,538)	1,585
Net changes in unrecognized tax benefits, interest, and penalties /reserves	(6,334)	2,495	(5,867)
Tax benefit of federal credits	(2,405)	(4,069)	(3,340)
Nondeductible goodwill write off	—	11,680	933
Changes in cash surrender value of life insurance policies	(795)	(803)	(914)
Changes in valuation allowance	(4,024)	(10,492)	(1,733)
Changes in tax rate	(1,317)	—	—
Other	(773)	762	307
Tax benefit of state restructuring	—	—	(1,331)

	$12,690	$(140,520)	$13,010

        During fiscal 2009, income taxes included the net decrease in unrecognized tax benefits, interest, and penalties of approximately $6.3 million and included the recognition of tax benefits of approximately $1.3 million for a decrease in deferred liabilities due to a decrease in the state effective tax rate, approximately $4.4 million for a decrease in a capital loss valuation allowance resulting from capital gain income, and approximately $2.4 million due to federal tax credits. During fiscal 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in unrecognized tax benefits, interest, and penalties.

        During fiscal 2008, income taxes included the net increase in unrecognized tax benefits, interest, and penalties of approximately $2.5 million and included the recognition of tax benefits of approximately $10.5 million for a decrease in a capital loss valuation allowance resulting from capital gain income and approximately $4.1 million due to federal tax credits.

        During fiscal 2007, income taxes included the net decrease in unrecognized tax benefits, interest, and penalties of approximately $5.9 million, and a recognition of tax benefits of approximately $1.7 million for a decrease in a capital loss valuation allowance resulting from capital gain income, approximately $1.3 million for a reduction in state tax liabilities due to a restructuring that occurred during this period and approximately $3.3 million due to federal tax credits. In fiscal 2007, the Company reached a settlement with a state taxing jurisdiction which necessitated changes in unrecognized tax benefits, interest, and penalties.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of January 30, 2010 and January 31, 2009 are as follows:

(in thousands of dollars)	January 30, 2010	January 31, 2009
Property and equipment bases and depreciation differences	$449,179	$480,166
Joint venture bases differences	7,119	6,149
Differences between book and tax bases of inventory	51,227	58,227
Other	4,900	5,614

Total deferred tax liabilities	512,425	550,156

Accruals not currently deductible	(99,666)	(89,006)
Capital loss carryforwards	(212,116)	(216,469)
Net operating loss carryforwards	(150,557)	(180,723)
State income taxes	(6,199)	(10,257)
Other	(1,017)	(1,724)

Total deferred tax assets	(469,555)	(498,179)
Capital loss valuation allowance	212,116	216,469
Net operating loss valuation allowance	121,485	146,507

Net deferred tax assets	(135,954)	(135,203)

Net deferred tax liabilities	$376,471	$414,953

        At January 30, 2010, the Company had a deferred tax asset of approximately $212 million related to a capital loss carryforward that could be utilized to reduce the tax liabilities of future years. This carryforward will expire as of the end of fiscal 2010. The deferred asset attributable to the capital loss carryforward has been reduced by a valuation allowance of $212 million due to the uncertainty of future capital gains necessary to utilize the capital loss carryforward.

        At January 30, 2010, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $151 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2010 and 2030. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $121 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

        The change in the valuation allowances is comprised both of amounts charged to the income tax provision as shown in the reconciliation table of tax expense, as well as adjustments to the valuation allowances through other balance sheet accounts attributable to utilization and expiration of the associated net operating losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 30, 2010	January 31, 2009
Net deferred tax liabilities-noncurrent	$349,722	$378,348
Net deferred tax liabilities-current	26,749	36,605

Net deferred tax liabilities	$376,471	$414,953

        The total amount of unrecognized tax benefits as of January 30, 2010 and January 31, 2009 was $18.2 million and $27.3 million, respectively, of which $13.8 million and $19.5 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of operations as of January 30, 2010, January 31, 2009 and February 2, 2008 was $(2.0) million, $0.6 million, and $(4.4) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of January 30, 2010 and January 31, 2009 was $7.1 million and $9.4 million, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Unrecognized tax benefits at beginning of period	$27,276	$25,415	$27,639
Gross increases—tax positions in prior period	329	1,778	8,659
Gross decreases—tax positions in prior period	(9,188)	(2,460)	(10,372)
Gross increases—current period tax positions	1,073	2,770	2,083
Settlements	(1,247)	(198)	(2,538)
Lapse of statute of limitations	(10)	(29)	(56)

Unrecognized tax benefits at end of period	$18,233	$27,276	$25,415

        The Company is currently being examined by the IRS for the fiscal tax years 2006 through 2007. During fiscal 2008, the IRS completed its examination of the Company's federal income tax returns for the fiscal tax years 2003 through 2005. Certain issues relating to this examination are currently under appeal. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2003 and forward, with the exception of fiscal 1997 through 2002 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's federal and various state income tax audits. The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $4 million and $8 million. Changes in the Company's assumptions and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

        Income taxes paid during fiscal 2009, 2008 and 2007 were approximately $6.4 million, $0.5 million and $69.8 million, respectively.

9. Subordinated Debentures

        At January 30, 2010, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters. However, the Company has no intention of exercising this right to defer interest payments.

        At January 30, 2010, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

        The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

10. Benefit Plans

        The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to the lesser of $16,500 ($22,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with one year of service, who elect to participate in the plan, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan. The Company incurred benefit plan expense of $13 million, $15 million and $14 million for fiscal 2009, 2008 and 2007, respectively.

        The Company has an unfunded, nonqualified defined benefit plan ("Pension Plan") for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit Plans (Continued)

        The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 30, 2010	January 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$113,513	$113,715
Service cost	3,084	2,502
Interest cost	7,303	7,056
Actuarial loss/(gain)	10,658	(5,740)
Benefits paid	(4,093)	(4,020)

Benefit obligation at end of year	$130,465	$113,513

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	4,093	4,020
Benefits paid	(4,093)	(4,020)

Fair value of Pension Plan assets at end of year	$—	$—

Funded status (benefit obligation less Pension Plan assets)	$(130,465)	$(113,513)
Unamortized prior service costs	—	—
Unrecognized net actuarial loss	—	—
Intangible asset	—	—
Unrecognized net loss	—	—

Accrued benefit cost	$(130,465)	$(113,513)

Benefit obligation in excess of Pension Plan assets	$(130,465)	$(113,513)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(130,465)	$(113,513)

Net amount recognized	$(130,465)	$(113,513)

Accumulated benefit obligation at end of year	$(123,385)	$(106,461)

        Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2009 consisted of net actuarial losses and prior service cost of $33.0 million and $2.0 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2008 consisted of net actuarial losses and prior service cost of $23.8 million and $2.6 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2007 consisted of net actuarial losses and prior service cost of $31.6 million and $3.2 million, respectively.

        Accrued benefit liability is included in other liabilities. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders' equity.

        The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $2.4 million and $0.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit Plans (Continued)

        The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate determined on this basis had decreased to 5.7% as of January 30, 2010 from 6.6% as of January 31, 2009. Weighted average assumptions are as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Discount rate-net periodic pension cost	6.6%	6.3%	5.9%
Discount rate-benefit obligations	5.7%	6.6%	6.3%
Rate of compensation increases	4.0%	4.0%	4.0%

        The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Components of net periodic benefit costs:
Service cost	$3,084	$2,502	$2,069
Interest cost	7,303	7,056	6,002
Net actuarial gain (loss)	1,474	2,054	2,070
Amortization of prior service cost	626	627	626

Net periodic benefit costs	$12,487	$12,239	$10,767

        The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2010	$5,681
2011	5,403
2012	6,023
2013	5,921
2014	5,743
2015 - 2019	39,927

Total payments for next ten fiscal years	$68,698

11. Stockholders' Equity

        Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

        Holders of Class A are empowered as a class to elect one-third of the members of the Board of Directors, and the holders of Class B are empowered as a class to elect two-thirds of the members of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

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

Stock Repurchase Programs

  2007 Stock Plan

        In November 2007, the Company's Board of Directors authorized the Company to repurchase up to $200 million of its Class A Common Stock ("2007 Stock Plan"). This open-ended authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions. No shares were repurchased during fiscal 2009 and 2007 under the 2007 Stock Plan. During fiscal 2008, the Company repurchased 1,826,600 shares of stock for $17.4 million at an average price of $9.55 per share. Stock repurchase authorization remaining under the 2007 Stock Plan at January 30. 2010 was $182.6 million.

  2005 Stock Plan

        In May 2005, The Company's Board of Directors approved the repurchase of up to $200 million of its Class A Common Stock ("2005 Stock Plan"). Remaining availability under the 2005 Stock Plan at the beginning of fiscal 2007 was approximately $112 million. During fiscal 2007, the Company repurchased 5.2 million shares of stock for approximately $112 million which completed the authorization under the 2005 Stock Plan.

12. Earnings (Loss) per Share

        Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Earnings (Loss) per Share (Continued)

        Earnings (loss) per common share has been computed as follows:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings (loss) available for per-share calculation	$68,531	$68,531	$(241,065)	$(241,065)	$53,761	$53,761

Average shares of common stock outstanding	73,784	73,784	74,278	74,278	78,406	78,406
Dilutive effect of stock-based compensation	—	—	—	—	—	697

Total average equivalent shares	73,784	73,784	74,278	74,278	78,406	79,103

Per share of common stock:

Net income (loss)	$0.93	$0.93	$(3.25)	$(3.25)	$0.69	$0.68

        Total stock options outstanding were 4,044,369, 5,261,375 and 5,376,375 at January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Of these, options to purchase 4,044,369, 5,261,375 and 5,376,375 shares of Class A Common Stock at prices ranging from $24.73 to $26.57, $24.01 to $30.47 and $24.01 to $30.47 were outstanding at January 30, 2010, January 31, 2009 and February 2, 2008, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect of their inclusion would have been antidilutive.

13. Stock-Based Compensation

        The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. As of January 30, 2010, 7,527,451 shares were available for grant under the plans and 11,571,820 shares of Class A Common Stock were reserved for issuance under the stock option plans.

        There were no stock options granted during fiscal 2009, 2008 and 2007. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        Stock option transactions are summarized as follows:

	Fiscal 2009
Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,261,375	$25.92
Granted	—	—
Exercised	—	—
Expired	(1,217,006)	26.36

Outstanding, end of year	4,044,369	$25.79

Options exercisable at year-end	4,044,369	$25.79

Weighted-average fair value of options granted during the year	$—

        The following table summarizes information about stock options outstanding at January 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.73 - $24.73	23,781	1.31	$24.73	23,781	$24.73
$25.74 - $25.74	3,670,000	5.98	25.74	3,670,000	25.74
$25.95 - $26.57	350,588	1.31	26.34	350,588	26.34

	4,044,369	5.55	$25.79	4,044,369	$25.79

        At January 30, 2010, the intrinsic value of outstanding stock options and exercisable stock options was $0.

14. Leases and Commitments

        Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Operating leases:
Buildings:
Minimum rentals	$21,876	$23,529	$25,798
Contingent rentals	2,772	4,264	5,997
Equipment	33,715	33,688	28,192

	$58,363	$61,481	$59,987

        Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases and Commitments (Continued)

        The future minimum rental commitments as of January 30, 2010 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2010	$44,163	$3,568
2011	44,211	3,508
2012	34,716	13,787
2013	11,519	1,676
2014	9,653	1,428
After 2014	34,782	8,943

Total minimum lease payments	$179,044	32,910

Less amount representing interest		(8,713)

Present value of net minimum lease payments (of which $1,775 is currently payable)		$24,197

        Renewal options from three to 25 years exist on the majority of leased properties. At January 30, 2010 the Company is committed to incur costs of approximately $5 million to acquire, complete and furnish certain stores and equipment.

        We were a member of a class of a settled lawsuit against Visa U.S.A. Inc. ("Visa") and MasterCard International Incorporated ("MasterCard"). The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The settlement provided $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. We received and recorded $5.7 million ($3.6 million after tax) as part of our share of the proceeds from the settlement during year ended January 30, 2010. This amount was recorded in service charges and other income.

        At January 30, 2010, letters of credit totaling $89.6 million were issued under the Company's $1.2 billion revolving credit facility.

        On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard's, Inc. v. William Dillard II et al, Case Number 4:09-IV-395. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. While it is too soon to predict the outcome of any litigation filed as recently as this suit, the named officers and directors intend to contest these allegations vigorously.

        On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard's, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders. On February 18, 2010, the Circuit Court entered an "Order of Dismissal with Prejudice and Final Judgment" dismissing the case as to all parties defendant. Plaintiff has appealed the Court's Order. The named officers and directors will continue to contest these allegations vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases and Commitments (Continued)

        Various other legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations

15. Insurance Proceeds

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

        Property and merchandise losses in the affected stores were covered by insurance. Insurance proceeds of $22.0 million were received during fiscal 2007. The Company recorded related gains in fiscal 2007 of $14.1 million and $4.1 million in gain on disposal of assets and cost of sales, respectively.

16. Asset Impairment and Store Closing Charges

        During fiscal 2009, the Company recorded a pretax charge of $3.1 million for asset impairment and store closing costs. The charge consists of the write-down of property of $3.9 million on two stores closed in a prior year partially offset by the renegotiation of a future rent accrual of $0.8 million on a store closed in a prior year.

        During fiscal 2008, the Company recorded a pretax charge of $197.9 million for asset impairment and store closing costs. The charge consists of (1) the write-off of $31.9 million of goodwill on seven stores and a write-down of $58.8 million of investment in two mall joint ventures where the estimated future cash flows were unable to sustain the amount of goodwill and investment; (2) an accrual of $0.9 million for future rent, property tax and utility payments on one store that was closed during the year; (3) a write-down of property and equipment and an accrual for future rent, property tax and utility payments of $5.7 million on a store and distribution center that were closed during the year and (4) a write-down of property and equipment on 32 stores that were closed, scheduled to close or impaired based on the inability of the stores' estimated future cash flows to sustain their carrying value.

        During fiscal 2007, the Company recorded a pretax charge of $20.5 million for asset impairment and store closing costs. The charge consists of a write-off of goodwill on one store of $2.6 million, an accrual for future rent, property tax and utility payments on two stores of $1.0 million and a write-down of property and equipment on 14 stores for $16.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Asset Impairment and Store Closing Charges (Continued)

        A breakdown of the asset impairment and store closing charges follows:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
(in thousands of dollars)	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount
Stores closed in previous fiscal year	2	$3,084	1	$800	1	$687
Stores closed in current fiscal year	—	—	9	31,993	4	3,647
Stores to close in next fiscal year	—	—	5	18,811	5	5,083
Stores impaired based on cash flows	—	—	25	86,094	6	9,113
Non-operating facility	—	—	1	493	1	1,970
Distribution center	—	—	1	925	—	—
Joint ventures	—	—	2	58,806	—	—

Total	2	$3,084	44	$197,922	17	$20,500

        The following is a summary of the activity in the reserve established for store closing charges:

(in thousands of dollars)	Balance, Beginning of Year	Adjustments and Charges	Cash Payments	Balance, End of Year
Fiscal 2009
Rent, property taxes and utilities	$5,240	$691	$3,433	$2,498
Fiscal 2008
Rent, property taxes and utilities	4,355	4,474	3,589	5,240
Fiscal 2007
Rent, property taxes and utilities	3,406	2,675	1,726	4,355

        Reserve amounts are recorded in trade accounts payable and accrued expenses and other liabilities

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

        The fair value of the Company's long-term debt and subordinated debentures is based on market prices or dealer quotes (for publicly traded unsecured notes) and on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturities (for bank notes and mortgage notes).

        The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at January 30, 2010 and January 31, 2009 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 30, 2010 and January 31, 2009 were approximately $645 million and $315 million, respectively. The carrying value of the Company's long-term debt at January 30, 2010 and January 31, 2009 was approximately $749 million and $783 million, respectively. The fair value of the subordinated debentures at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Fair Value Disclosures (Continued)

January 30, 2010 and January 31, 2009 was $150 million and $48 million, respectively. The carrying value of the subordinated debentures at January 30, 2010 and January 31, 2009 was $200 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        The FASB's accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

  •
  Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities

  •
  Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

  •
  Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

		Basis of Fair Value Measurements
(in thousands)	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of January 30, 2010
Long-lived assets held for sale	$33,956	$—	$—	$33,956

        In fiscal 2009, long-lived assets held for sale with a carrying value of $37.9 million were written down to their fair value of $34.0 million, resulting in an impairment charge of $3.9 million, which was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

18. Quarterly Results of Operations (unaudited)

	Fiscal 2009, Three Months Ended
(in thousands of dollars, except per share data)	May 2	August 1	October 31	January 30
Net sales	$1,473,870	$1,427,771	$1,359,331	$1,833,976
Gross profit	494,291	426,760	466,323	604,682
Net income (loss)	7,663	(26,657)	8,011	79,514
Diluted earnings per share:
Net income (loss)	$0.10	$(0.36)	$0.11	$1.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (unaudited) (Continued)

	Fiscal 2008, Three Months Ended
(in thousands of dollars, except per share data)	May 3	August 2	November 1	January 31
Net sales	$1,675,554	$1,607,823	$1,508,230	$2,038,936
Gross profit	557,252	478,457	461,802	505,263
Net income (loss)	2,693	(38,340)	(56,070)	(149,348)
Diluted earnings per share:
Net income (loss)	$0.04	$(0.51)	$(0.76)	$(2.03)

        Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

        Quarterly information for fiscal 2009 and fiscal 2008 includes the following items:

First Quarter

  2009

  •
  a $1.5 million pretax gain ($0.9 million after tax or $0.01 per share) on the early extinguishment of debt related to the repurchase of certain unsecured notes.

  2008

  •
  a $0.9 million pretax charge ($0.6 million after tax or $0.01 per share) for asset impairment and store closing charges related to the write-off of equipment and accrual of future rent on a distribution center that was closed during the quarter.

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

Third Quarter

  2009

  •
  a $10.6 million income tax benefit ($0.14 per diluted share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance.

  2008

  •
  a $9.3 million pretax charge ($5.9 million after tax or $0.08 per share) related to the accrual of rent and property taxes for a store closed during the quarter and a write-down of property and equipment on three stores scheduled to closed by the end of the year.

  •
  a $4.4 million pretax charge ($2.8 million after tax or $0.04 per share) for hurricane-related expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (unaudited) (Continued)

  •
  a $7.2 million pretax gain ($4.6 million after tax or $0.06 per share) related to the sale of a store in San Antonio, Texas.

Fourth Quarter

  2009

  •
  a $3.1 million pretax charge ($2.0 million after tax or $0.03 per share) for asset impairment and store closing charges related to certain stores.

  •
  a $5.7 million pretax gain ($3.6 million after tax or $0.05 per share) related to proceeds received from settlement of the Visa Check/Mastermoney Antitrust litigation.

  •
  a $2.3 million pretax gain ($1.5 million after tax or $0.02 per share) related to the sale of a vacant store location in Kansas City, Missouri.

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

Exhibit Index

Number	Description
*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140), as amended (Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997 in 1-6140).
*3(b)	By-Laws as currently in effect (Exhibit 4.2 to Form S-8 filed November 27, 2007 in 333-147636).
*4(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).
*4(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).
*4(c)	Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).
*4(d)
Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).
*4(e)	Rights Agreement between Dillard's, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).
**10(a)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).
**10(b)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).
**10(c)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).
**10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).
*10(e)	Second Amendment to Amended and Restated Credit Agreement among Dillard's, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).
*10(f)
Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).
*10(g)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).
*10(h)
Third Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).
*10(i)
Fourth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).
*10(j)
Fifth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated May 4, 2007 in File No. 1-6140).

E-1

Number	Description
*10(k)	Sixth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10 to Form 10-Q dated August 28, 2009 in File No. 1-6140).
21	Subsidiaries of Registrant.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Incorporated by reference as indicated.

**
A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

E-2