Form 10-Q
period 2010-05-01
DILLARDS INC
filed 2010-06-04
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number:  1-6140

DILLARD’S, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201

(Address of principal executive offices)

(Zip Code)

(501) 376-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 29, 2010     64,539,177

CLASS B COMMON STOCK as of May 29, 2010       4,010,929

Index

DILLARD’S, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	May 1,	January 30,	May 2,
	2010	2010	2009
Assets
Current assets:
Cash and cash equivalents	$305,296	$341,693	$102,731
Accounts receivable, net	55,088	63,222	70,353
Merchandise inventories	1,453,551	1,300,680	1,647,116
Federal income tax receivable	144	217	74,415
Other current assets	41,503	43,717	36,817
Total current assets	1,855,582	1,749,529	1,931,432
Property and equipment, net	2,717,977	2,780,837	2,918,518
Other assets	73,484	75,961	83,142
Total assets	$4,647,043	$4,606,327	$4,933,092

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$793,393	$676,501	$849,343
Current portion of long-term debt	1,738	1,719	25,553
Current portion of capital lease obligations	1,794	1,775	1,721
Other short-term borrowings	—	—	175,000
Federal and state income taxes including current deferred taxes	80,095	89,027	55,762
Total current liabilities	877,020	769,022	1,107,379
Long-term debt	747,145	747,587	752,266
Capital lease obligations	21,987	22,422	23,700
Other liabilities	213,493	213,471	221,680
Deferred income taxes	339,650	349,722	370,578
Subordinated debentures	200,000	200,000	200,000

Operating leases and commitments

Stockholders’ equity:
Common stock	1,210	1,209	1,209
Additional paid-in capital	784,560	782,746	782,382
Accumulated other comprehensive loss	(21,822)	(22,298)	(16,539)
Retained earnings	2,530,433	2,484,447	2,432,438
Less treasury stock, at cost	(1,046,633)	(942,001)	(942,001)
Total stockholders’ equity	2,247,748	2,304,103	2,257,489
Total liabilities and stockholders’ equity	$4,647,043	$4,606,327	$4,933,092

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	May 1,	May 2,
	2010	2009

Net sales	$1,453,596	$1,473,870
Service charges and other income	29,065	31,426
	1,482,661	1,505,296

Cost of sales	914,261	979,579
Advertising, selling, administrative and general expenses	393,642	414,284
Depreciation and amortization	63,716	65,524
Rentals	13,014	14,500
Interest and debt expense, net	18,856	18,408
Gain on disposal of assets	(104)	(68)
Asset impairment and store closing charges	2,208	—
Income before income taxes and equity in losses of joint ventures	77,068	13,069
Income taxes	27,280	4,650
Equity in losses of joint ventures	(954)	(756)
Net income	48,834	7,663

Retained earnings at beginning of period	2,484,447	2,427,727
Cash dividends declared	(2,848)	(2,952)
Retained earnings at end of period	$2,530,433	$2,432,438

Earnings per share:
Basic and diluted	$0.68	$0.10

Cash dividends declared per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	May 1,	May 2,
	2010	2009

Operating activities:
Net income	$48,834	$7,663
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property and deferred financing	64,182	66,005
Gain on repurchase of debt	—	(1,476)
Gain on disposal of property and equipment	(104)	(68)
Excess tax benefits from share-based compensation	(26)	—
Asset impairment and store closing charges	2,208	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,134	17,645
Increase in merchandise inventories	(152,871)	(272,722)
Decrease in other current assets	2,214	16,308
Decrease in other assets	2,049	2,352
Increase in trade accounts payable and accrued expenses and other liabilities	124,578	202,208
(Decrease) increase in income taxes payable	(18,905)	4,506
Net cash provided by operating activities	80,293	42,421

Investing activities:
Purchases of property and equipment	(8,361)	(4,828)
Proceeds from disposal of property and equipment	47	581
Net cash used in investing activities	(8,314)	(4,247)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(839)	(4,328)
Cash dividends paid	(2,953)	(2,938)
Purchase of treasury stock	(104,996)	—
Proceeds from stock issuance	386	—
Excess tax benefits from share-based compensation	26	—
Decrease in short-term borrowings	—	(25,000)
Net cash used in financing activities	(108,376)	(32,266)

(Decrease) increase in cash and cash equivalents	(36,397)	5,908
Cash and cash equivalents, beginning of period	341,693	96,823
Cash and cash equivalents, end of period	$305,296	$102,731

Non-cash transactions:
Accrued capital expenditures	$1,400	$5,000
Stock awards	1,767	1,330

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three months ended May 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 26, 2010.

Reclassifications — Certain items have been reclassified from their prior year classifications to conform to the current year presentation.

Note 2.         Business Segments

The Company operates in two reportable segments:  the operation of retail department stores and a general contracting construction company.  The construction segment (“CDI”) that was purchased on August 29, 2008, is engaged in the general contracting and construction business.  CDI also constructs and remodels stores for the Company.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended May 1, 2010
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,428,851	$24,745	$1,453,596
Gross profit	540,307	(972)	539,335
Depreciation and amortization	63,671	45	63,716
Interest and debt expense (income), net	18,899	(43)	18,856
Income (loss) before income taxes and equity in losses of joint ventures	78,898	(1,830)	77,068
Equity in losses of joint ventures	(954)	—	(954)
Total assets	4,569,287	77,756	4,647,043

	Three Months Ended May 2, 2009
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,414,691	$59,179	$1,473,870
Gross profit	491,706	2,585	494,291
Depreciation and amortization	65,481	43	65,524
Interest and debt expense (income), net	18,451	(43)	18,408
Income before income taxes and equity in losses of joint ventures	11,794	1,275	13,069
Equity in losses of joint ventures	(756)	—	(756)
Total assets	4,836,259	96,833	4,933,092

Intersegment construction revenues of $6.6 million and $8.1 million were eliminated during consolidation and have been excluded from net sales for the quarters ended May 1, 2010 and May 2, 2009, respectively.

Note 3.         Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the quarters ended May 1, 2010 and May 2, 2009.

Stock option transactions for the three months ended May 1, 2010 are summarized as follows:

		Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	4,044,369	$25.79
Granted	—	—
Exercised	(15,000)	$25.74
Expired	—	—
Outstanding, end of period	4,029,369	$25.79
Options exercisable at period end	4,029,369	$25.79

At May 1, 2010, the intrinsic value of outstanding and exercisable stock options was $9.2 million.

Note 4.         Asset Impairment and Store Closing Charges

During the quarter ended May 1, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

There were no asset impairment and store closing costs recorded during the quarter ended May 2, 2009.

Following is a summary of the activity in the reserve established for store closing charges for the quarter ended May 1, 2010:

(in thousands)	Balance, Beginning of Period	Adjustments and Charges	Cash Payments	Balance, End of Period

Rentals, property taxes and utilities	$2,498	$244	$631	$2,111

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.         Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 1,	May 2,
	2010	2009
Basic:
Net income	$48,834	$7,663

Weighted average shares of common stock outstanding	72,295	73,644
Basic earnings per share	$0.68	$0.10

	Three Months Ended
	May 1,	May 2,
	2010	2009
Diluted:
Net income	$48,834	$7,663

Weighted average shares of common stock outstanding	72,295	73,644
Dilutive effect of stock-based compensation	—	—
Total weighted average equivalent shares	72,295	73,644
Diluted earnings per share	$0.68	$0.10

Total stock options outstanding were 4,029,369 and 5,261,375 at May 1, 2010 and May 2, 2009, respectively.  Of these, options to purchase 4,029,369 and 5,261,375 shares of Class A common stock at prices ranging from $24.73 to $26.57 and $24.01 to $30.47 per share were outstanding at May 1, 2010 and May 2, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

Note 6.         Comprehensive Income

The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended
	May 1,	May 2,
	2010	2009

Net income	$48,834	$7,663
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	476	333
Total comprehensive income	$49,310	$7,996

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

On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On February 18, 2010, the Circuit Court entered an “Order of Dismissal with Prejudice and Final Judgment” dismissing the case as to all parties defendant.  Plaintiff has appealed the Court’s Order.  The named officers and directors will continue to contest these allegations vigorously.

Various other legal proceedings in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At May 1, 2010, letters of credit totaling $89.2 million were issued under the Company’s $1.2 billion revolving credit facility.

Note 8.         Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.1 million during the quarter ended May 1, 2010.  The Company expects to make contributions to the Pension Plan of approximately $4.6 million for the remainder of fiscal 2010.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Components of net periodic benefit costs:
Service cost	$721	$771
Interest cost	1,817	1,826
Net actuarial loss	594	368
Amortization of prior service cost	157	157
Net periodic benefit costs	$3,289	$3,122

Note 9.         Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

On January 31, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The adoption of these changes had no material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including, details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 10.       Revolving Credit Agreement

At May 1, 2010, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.28% at May 1, 2010) subject to certain availability thresholds as defined in the credit agreement.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $905.6 million at May 1, 2010.  No borrowings were outstanding at May 1, 2010.  Letters of credit totaling $89.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $816 million at May 1, 2010.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 11.       Stock Repurchase Program

The Company was authorized by its Board of Directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.

During the quarter ended May 1, 2010, the Company repurchased 4.2 million shares of stock for approximately $105.0 million at an average price of $24.88 per share.  No shares were repurchased under the Stock Plan during the quarter ended May 2, 2009.  Share repurchase authorization remaining under the Stock Plan at May 1, 2010 was $77.6 million.

Note 12.       Income Taxes

The total amount of unrecognized tax benefits as of May 1, 2010 and May 2, 2009 was $16.1 million and $27.3 million, respectively, of which $11.7 million and $19.6 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of May 1, 2010 and May 2, 2009 was $6.3 million and $9.7 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $6 million.  No significant changes occurred in the status of federal, state or local jurisdiction examinations during the quarter ended May 1, 2010.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of operations.

During the quarter ended May 1, 2010, income taxes included the recognition of tax benefits primarily due to federal tax credit refund claims.

Note 13.       Note Repurchase

During the quarter ended May 2, 2009, the Company repurchased $5.0 million face amount of 9.125% notes with an original maturity on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.  No notes were repurchased during the quarter ended May 1, 2010.

Note 14.       Fair Value Disclosures

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

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices or dealer quotes (for publicly traded unsecured notes) and on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturities (for bank notes and mortgage notes).

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at May 1, 2010 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at May 1, 2010 was approximately $694 million.  The carrying value of the Company’s long-term debt at May 1, 2010 was approximately $749 million.  The fair value of the subordinated debentures at May 1, 2010 was approximately $174 million.   The carrying value of the subordinated debentures at May 1, 2010 was $200 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The FASB’s accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of May 1, 2010	$31,748	$—	$—	$31,748
As of January 30, 2010	33,956	—	—	33,956
As of May 2, 2009	30,625	—	—	30,625

During the quarter ended May 1, 2010, long-lived assets held for sale with a carrying value of $34.0 million were written down to their fair value of $31.7 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Signs of slow recovery from the recent economic recession were noted in consumer spending during the first quarter of fiscal 2010 and had a positive impact on Dillard’s, Inc’s (the “Company”, “we”, “us” or “our”) operations.  Net sales from retail operations were $1,428.9 million during the quarter ended May 1, 2010, an increase of $14.2 million or 1% from the quarter ended May 2, 2009 while sales in comparable stores increased 2%.  Gross profit from retail operations improved 300 basis points of retail sales, primarily due to our inventory management efforts and resulting decrease in markdown activity.

While consumer spending improved during the quarter, commercial spending on construction projects continued to be suppressed.  Net sales from construction operations during the quarter ended May 1, 2010 were $24.7 million, down $34.4 million or 58% from the quarter ended May 2, 2009.  Gross profit from construction operations decreased 830 basis points of construction sales.  This decrease was the result of the decline in demand for construction services that has created pricing pressures in an already competitive market place.  This decrease was also due to job delays from bad weather and job underperformance resulting in the recognition of a loss of $2.2 million on certain electrical contracts.

Advertising, selling, administrative and general expenses company-wide were reduced by $20.6 million during the quarter ended May 1, 2010 compared to May 2, 2009 primarily as a result of the Company’s cost control measures combined with store closures.

The Company recorded net income for the first quarter of 2010 of $48.8 million, or $0.68 per share, compared to net income of $7.7 million or $0.10 per share for the first quarter of 2009.  Included in net income for the quarter ended May 1, 2010 was a $2.2 million pretax asset impairment charge ($1.4 million after tax or $0.02 per share).  Included in net income for the quarter ended May 2, 2009 was a $1.5 million pretax gain ($0.9 million after tax or $0.01 per share) on the early extinguishment of debt related to the repurchase of certain unsecured notes.

As of May 1, 2010, we had working capital of $978.6 million, cash and cash equivalents of $305.3 million and $948.9 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $80.3 million for the first quarter of fiscal 2010.  We operated 311 total stores, including 12 clearance centers, and one internet store as of May 1, 2010, a decrease of 4 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales (in millions)	$1,453.6	$1,473.9
Net sales trend*	(1)%	(16)%
Gross profit (in millions)	$539.3	$494.3
Gross profit as a percentage of net sales	37.1%	33.5%
Cash flow from operations (in millions)	$80.3	$42.4
Total retail store count at end of period	311	315
Retail sales per square foot	$27	$26
Retail store sales trend	1%	(16)%
Comparable retail store sales trend	2%	(13)%
Comparable retail store inventory trend	(12)%	(17)%
Retail merchandise inventory turnover	2.7	2.5

*The net sales trend rate for the quarter ended May 2, 2009 is based on retail segment sales only for comparability with the quarter ended May 3, 2008.

Trends and Uncertainties

Fluctuations in the following key trends and uncertainties which we have identified may have a material effect on our operating results.

•                  Cash flow — Cash from operating activities is a primary source of liquidity that is adversely affected when the industry faces economic challenges.  Furthermore, operating cash flow can be negatively affected when new and existing competitors seek areas of growth to expand their businesses.

•                  Pricing — If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns.  If we have to reduce our retail selling prices, the cost of goods sold on our income statement will correspondingly rise, thus reducing our income and cash flow.

•                  Success of brand — The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.

•                  Sourcing — Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources.  Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our merchandise and the speed at which we can respond to customer trends and preferences all have a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.

•                  Store growth — Although store growth is presently not a near-term goal, such growth is dependent upon a number of factors which could impede our ability to open new stores, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weak economic environment.

General

Net sales.  Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI.  Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year.  Non-comparable store sales include:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; and sales in clearance centers.

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance (“Alliance”) with GE Consumer Finance (“GE”), which owns and manages the Dillard’s branded proprietary credit cards.  Other income includes rental income, shipping and handling fees and lease income on leased departments.

Cost of sales.  Cost of sales includes the cost of merchandise sold (net of purchase discounts), bankcard fees, freight to the distribution centers, employee and certain promotional discounts, non-specific margin maintenance allowances and direct payroll for salon personnel.  Cost of sales also includes CDI contract costs, which comprise all direct material and labor costs, subcontract costs and those indirect costs related to contract performance, such as indirect labor, employee benefits and insurance program costs.

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage notes, term note and subordinated debentures, gains and losses on note repurchases, amortization of financing costs and interest on capital lease obligations.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  As disclosed in that note, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the condensed consolidated financial statements.

Merchandise inventory.  Approximately 97% of the inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method (“LIFO RIM”).  Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories.  LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, it is recognized that the use of LIFO RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.  Management believes that the Company’s LIFO RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods.  A 1% change in markdowns would have impacted net income by approximately $2 million for the quarter ended May 1, 2010.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory.  Complete physical inventories of all of the Company’s stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.  The differences between the estimated amounts of shrinkage and the actual amounts realized have not been material.

Revenue recognition.  The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise.  The provision for sales returns is based on historical evidence of our return rate.  We recorded an allowance for sales returns of $8.5 million and $7.2 million for the quarters ended May 1, 2010 and May 2, 2009, respectively.  Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the quarters ended May 1, 2010 and May 2, 2009.

The Company’s share of income earned under the Alliance with GE involving the Dillard’s branded proprietary credit cards is included as a component of service charges and other income.  The Company received income of approximately $20.2 million and $22.4 million from GE during the quarters ended May 1, 2010 and May 2, 2009, respectively.  Pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary credit cards in its stores.  Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

Revenue from CDI construction contracts is generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts.  The length of each contract varies but is typically nine to eighteen months.  The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts.  Any anticipated losses on completed contracts are recognized as soon as they are determined.

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

Insurance accruals.  The Company’s condensed consolidated balance sheets include liabilities with respect to claims for self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor).  The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).  As of May 1, 2010 and May 2, 2009, insurance accruals of $52.7 million and $54.3 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities.  Adjustments resulting from changes in historical loss trends have reduced expenses during the quarters ended May 1, 2010 and May 2, 2009, partially due to recently implemented Company programs that have helped decrease both the number and cost of claims.  Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.  A 10% change in our self-insurance reserve would have affected net earnings by $3.3 million for the quarter ended May 1, 2010.

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

The total amount of unrecognized tax benefits as of May 1, 2010 and May 2, 2009 was $16.1 million and $27.3 million, respectively, of which $11.7 million and $19.6 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of May 1, 2010 and May 2, 2009 was $6.3 million and $9.7 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $6 million.  No significant changes occurred in the status of federal, state or local jurisdiction examinations during the quarter ended May 1, 2010.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of operations.

Pension obligations.  The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup High Grade Corporate Yield Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods.   The discount rate decreased to 5.7% as of January 30, 2010 from 6.6% as of January 31, 2009.  We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $130 million was appropriately stated as of January 30, 2010; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.  A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $7.8 million.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Service charges and other income	2.0	2.1
	102.0	102.1

Cost of sales	62.9	66.5
Advertising, selling, administrative and general expenses	27.1	28.1
Depreciation and amortization	4.4	4.4
Rentals	0.9	1.0
Interest and debt expense, net	1.3	1.2
Gain on disposal of assets	—	—
Asset impairment and store closing charges	0.1	—
Income before income taxes and equity in losses of joint ventures	5.3	0.9
Income taxes	1.9	0.3
Equity in losses of joint ventures	(0.0)	(0.1)
Net income	3.4%	0.5%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change
Net sales:
Retail operations segment	$1,428,851	$1,414,691	$14,160
Construction segment	24,745	59,179	(34,434)
Total net sales	$1,453,596	$1,473,870	$(20,274)

The percent change by category in the Company’s retail operations segment sales for the quarter ended May 1, 2010 compared to the three months ended May 2, 2009, as well as the percentage by segment and category to total net sales, is as follows:

		% of
	% Change 10-09	Net Sales
Retail operations segment
Cosmetics	(2.8)%	16%
Ladies’ apparel and accessories	1.2	37
Juniors’ and children’s apparel	(0.9)	9
Men’s apparel and accessories	3.1	16
Shoes	8.1	15
Home and furniture	(9.1)	5
		98
Construction segment		2
Total		100%

Net sales from the retail operations segment increased $14.2 million or 1% during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009, while sales in comparable stores increased 2% between the same periods.  Sales of shoes were up significantly over the prior year while the sales in the home and furniture category experienced a significant decline.

The net sales increase reflected a 1% increase in the number of sales transactions while the average dollars per sales transaction were up moderately.

We continue to believe that in light of recent signs of modest economic improvement in the United States, we may continue to see some sales growth during the coming months; however, there is no guarantee of improved sales performance.  Any further deterioration in the United States economy could have an adverse affect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns, and lower overall profitability.

Net sales from the construction segment decreased $34.4 million or 58% during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009 primarily because the recent slowdown in the United States economy continues to have a negative impact on demand for construction projects in private industry.  We expect this decreased demand will continue throughout fiscal 2010 and into the first quarter of fiscal 2011.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change	% Change
Service charges and other income:
Retail operations segment
Leased department income	$2,201	$3,439	$(1,238)	(36.0)%
Income from GE marketing and servicing alliance	20,194	22,362	(2,168)	(9.7)
Shipping and handling income	3,937	3,560	377	10.6
Other	2,368	1,865	503	27.0
	28,700	31,226	(2,526)	(8.1)
Construction segment	365	200	165	82.5
Total service charges and other income	$29,065	$31,426	$(2,361)	(7.5)

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance decreased during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009 primarily due to a lower penetration rate of Dillard’s branded proprietary card partially offset by lower funding costs.  Leased department income declined primarily because the licensee for the fine jewelry department ceased operations of all licensed outlets during fiscal 2009.

Gross Profit (Loss)

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	Change
Gross profit (loss):
Retail operations segment	$540,307	$491,706	$48,601
Construction segment	(972)	2,585	(3,557)
Total gross profit	$539,335	$494,291	$45,044

Gross profit (loss) as a percentage of segment net sales:
Retail operations segment	37.8%	34.8%	3.0%
Construction segment	(3.9)	4.4	(8.3)
Total gross profit as a percentage of net sales	37.1	33.5	3.6

Gross profit improved 360 basis points of sales during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009.  Gross profit from retail operations improved 300 basis points of sales during the same comparable periods as a result of the Company’s improvements in inventory management and resulting decrease in markdown activity.  These improvements include notable changes to the cadence of merchandise receipts to shorten the time span between receipt of product and point of sale.  The Company will continue to emphasize these shorter cycle times throughout the rest of fiscal 2010 in an effort to reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections.  Inventory declined 12% in both total and comparable stores as of May 1, 2010 compared to May 2, 2009.

All merchandise categories experienced improvements in gross margin as a percentage of sales during the quarter ended May 1, 2010 compared to May 2, 2009.  Slight gross margin improvements were noted in cosmetics, home and furniture and men’s clothing and accessories.  Moderate improvements were noted in shoes and juniors’ and children’s apparel, and significant improvement was noted in ladies’ apparel and accessories.

Gross profit from the construction segment declined 830 basis points of sales during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009.  This decrease was the result of the decline in demand for construction services that has created pricing pressures in an already competitive market place.  This decrease was also due to job delays from bad weather and job underperformance resulting in the recognition of a loss of $2.2 million on certain electrical contracts.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change	% Change
SG&A:
Retail operations segment	$392,445	$412,792	$(20,347)	(4.9)%
Construction segment	1,197	1,492	(295)	(19.8)
Total SG&A	$393,642	$414,284	$(20,642)	(5.0)%

SG&A as a percentage of segment net sales
Retail operations segment	27.5%	29.2%
Construction segment	4.8	2.5
Total SG&A as a percentage of net sales	27.1	28.1

The decline in SG&A during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009 primarily resulted from the Company’s expense savings measures combined with store closures.  The decline was most noted in payroll and payroll related taxes ($14.1 million) and advertising ($10.1 million).

Depreciation and Amortization Expense

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change	% Change
Depreciation and amortization expense:
Retail operations segment	$63,671	$65,481	$(1,810)	(2.8)%
Construction segment	45	43	2	4.7
Total depreciation and amortization expense	$63,716	$65,524	$(1,808)	(2.8)%

Depreciation and amortization expense decreased during the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009 primarily as a result of the Company’s continuing efforts to reduce capital expenditures.

Rentals

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change	% Change
Rentals:
Retail operations segment	$12,991	$14,478	$(1,487)	(10.3)%
Construction segment	23	22	1	4.5%
Total rentals	$13,014	$14,500	$(1,486)	(10.2)%

The decrease in rental expense for the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009 is primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change	% Change
Interest and debt expense, net:
Retail operations segment	$18,899	$18,451	$448	2.4%
Construction segment	(43)	(43)	—	—
Total interest and debt expense, net	$18,856	$18,408	$448	2.4%

The increase of net interest and debt expense for the quarter ended May 1, 2010 is primarily attributed to notes repurchased at a discount during the quarter ended May 2, 2009 partially offset by lower average debt.  The notes repurchased consisted of $5.0 million face amount of 9.125% notes with an original maturity on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.

Total weighted average debt outstanding during the quarter ended May 1, 2010 decreased approximately $130 million from the quarter ending May 2, 2009.

Asset Impairment and Store Closing Charges

	Three Months Ended
(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change
Asset impairment and store closing charges	$2,208	$—	$2,208

During the quarter ended May 1, 2010, the Company’s retail operations segment recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

There were no asset impairment and store closing costs recorded during the quarter ended May 2, 2009.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 35.8% and 37.8% for the quarters ended May 1, 2010 and May 2, 2009, respectively.  During the quarter ended May 1, 2010, income taxes included the recognition of tax benefits primarily due to federal tax credit refund claims.

Our income tax rate for the remainder of fiscal 2010 is dependent upon results of operations and may change if the results for fiscal 2010 are different from current expectations.  We currently estimate that our effective rate for the remainder of fiscal 2010 will approximate 37%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	May 1, 2010	January 30, 2010	$ Change	% Change
Cash and cash equivalents	$305,296	$341,693	$(36,397)	(10.7)%
Other short-term borrowings	—	—	—	—
Current portion of long-term debt	1,738	1,719	19	1.1
Long-term debt	747,145	747,587	(442)	(0.1)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	2,247,748	2,304,103	(56,355)	(2.4)

Current ratio	2.12	2.28
Debt to capitalization	29.7%	29.2%

(in thousands of dollars)	May 1, 2010	May 2, 2009	$ Change	% Change
Cash and cash equivalents	$305,296	$102,731	$202,565	197.2%
Other short-term borrowings	—	175,000	(175,000)	(100.0)
Current portion of long-term debt	1,738	25,553	(23,815)	(93.2)
Long-term debt	747,145	752,266	(5,121)	(0.7)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	2,247,748	2,257,489	(9,741)	(0.4)

Current ratio	2.12	1.74
Debt to capitalization	29.7%	33.8%

Net cash flows from operations increased to $80.3 million during the quarter ended May 1, 2010 compared to $42.4 million for the quarter ended May 2, 2009.  This increase of $37.9 million was primarily a result of higher net income, as adjusted for non-cash items, of $43.0 million for the quarter ended May 1, 2010 as compared to the quarter ended May 2, 2009.  This amount was partially offset by a decrease of $5.1 million related to changes in working capital items.  Significant changes in working capital items include those changes associated with inventory and trade payables as the Company continued to control purchasing during the quarter and changes associated with taxes payable.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $20.2 million and $22.4 million from GE during the quarters ended May 1, 2010 and May 2, 2009, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects fiscal 2010 amounts to be reduced from prior year’s levels due to the challenging economy and new credit regulations.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

Capital expenditures were $8.4 million and $4.8 million for the quarters ended May 1, 2010 and May 2, 2009, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software.  During the quarter ended May 1, 2010, we opened our new locations at The Domain in Austin, Texas (200,000 square feet) and The Village at Fairview in Fairview, Texas (155,000 square feet).  There are no other planned store openings for fiscal 2010.  Capital expenditures for fiscal 2010 are expected to be approximately $100 million compared to actual expenditures of $75.1 million during fiscal 2009.

No stores were closed during the quarter ended May 1, 2010.  We announced the upcoming closure of our Helena, Montana location, which closed in May 2010.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $305 million as of May 1, 2010.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $905.6 million at May 1, 2010.  No borrowings were outstanding at May 1, 2010.  Letters of credit totaling $89.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $816 million at May 1, 2010.

Cash used in financing activities for the quarter ended May 1, 2010 totaled $108.4 million compared to cash used of $32.3 million for the quarter ended May 2, 2009.  This decrease in cash flow was primarily due to the repurchase of treasury stock during the quarter ended May 1, 2010 partially offset by debt and short-term borrowing payments during the quarter ended May 2, 2009.

During the quarter ended May 1, 2010, the Company repurchased 4.2 million shares of stock for $105.0 million at an average price of $24.88 per share under its Stock Plan.  No shares were repurchased under the Stock Plan during the quarter ended May 2, 2009.  Share repurchase authorization remaining under the Stock Plan at May 1, 2010 was $77.6 million.

During the quarter ended May 1, 2010, the Company made principal payments on long-term debt and capital lease obligations of $0.8 million.  During the quarter ended May 2, 2009, the Company made principal payments on long-term debt and capital lease obligations of $4.3 million, including the repurchase of $5.0 million face amount of 9.125% notes maturing on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.

During the quarter ended May 2, 2009, the Company also paid $25.0 million of short-term borrowings under the Company’s credit facility.  No short-term borrowings were outstanding under the credit facility during the first quarter of fiscal 2010.

During fiscal 2010, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings under the credit facility during fiscal 2010 to be minimal.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations,  in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to investors.

NEW ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

On January 31, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The adoption of these changes had no material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including, details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  statements including (a) words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof, and (b) statements regarding matters that are not historical facts.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 30, 2010, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 4.  Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  The Company’s management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report, and based on that evaluation, the Company’s CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2. The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On February 18, 2010, the Circuit Court entered an “Order of Dismissal with Prejudice and Final Judgment” dismissing the case as to all parties defendant.  Plaintiff has appealed the Court’s Order.  The named officers and directors will continue to contest these allegations vigorously.

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 4, 2010, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2010 through February 27, 2010	—	$—	—	$182,558,219
February 28, 2010 through April 3, 2010	3,133,699	23.34	3,133,699	109,411,755
April 4, 2010 through May 1, 2010	1,087,029	29.30	1,087,029	77,562,399
Total	4,220,728	$24.88	4,220,728	$77,562,399

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

DILLARD’S, INC.
(Registrant)

Date:	June 4, 2010	/s/ James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)