Form 10-Q
period 2010-07-31
DILLARDS INC
filed 2010-09-02
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 28, 2010	62,068,681
CLASS B COMMON STOCK as of August 28, 2010	4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 31,	January 30,	August 1,
	2010	2010	2009

Assets
Current assets:
Cash and cash equivalents	$214,713	$341,693	$116,902
Accounts receivable, net	59,644	63,222	68,924
Merchandise inventories	1,328,228	1,300,680	1,413,993
Federal income tax receivable	111	217	3,869
Other current assets	43,885	43,717	46,339

Total current assets	1,646,581	1,749,529	1,650,027

Property and equipment, net	2,697,691	2,780,837	2,868,621
Other assets	69,408	75,961	79,201

Total assets	$4,413,680	$4,606,327	$4,597,849

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$701,695	$676,501	$672,783
Current portion of long-term debt	1,758	1,719	25,571
Current portion of capital lease obligations	848	1,775	1,739
Other short-term borrowings	—	—	67,000
Federal and state income taxes including current deferred taxes	36,483	89,027	41,645

Total current liabilities	740,784	769,022	808,738

Long-term debt	746,698	747,587	751,839
Capital lease obligations	9,655	22,422	23,279
Other liabilities	209,526	213,471	219,368
Deferred income taxes	331,350	349,722	366,036
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,211	1,209	1,209
Additional paid-in capital	785,404	782,746	782,760
Accumulated other comprehensive loss	(21,346)	(22,298)	(16,207)
Retained earnings	2,534,594	2,484,447	2,402,828
Less treasury stock, at cost	(1,124,196)	(942,001)	(942,001)

Total stockholders’ equity	2,175,667	2,304,103	2,228,589

Total liabilities and stockholders’ equity	$4,413,680	$4,606,327	$4,597,849

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$1,388,910	$1,427,771	$2,842,506	$2,901,641
Service charges and other income	31,880	27,398	60,945	58,824

	1,420,790	1,455,169	2,903,451	2,960,465

Cost of sales	930,436	1,001,011	1,844,697	1,980,590
Advertising, selling, administrative and general expenses	392,054	396,721	785,696	811,005
Depreciation and amortization	64,455	66,391	128,171	131,915
Rentals	11,943	13,936	24,957	28,436
Interest and debt expense, net	18,462	19,011	37,318	37,419
Gain on disposal of assets	(4,122)	(589)	(4,226)	(657)
Asset impairment and store closing charges	—	—	2,208	—

Income (loss) before income taxes and equity in losses of joint ventures	7,562	(41,312)	84,630	(28,243)
Income taxes (benefit)	(240)	(15,040)	27,040	(10,390)
Equity in losses of joint ventures	(974)	(385)	(1,928)	(1,141)

Net income (loss)	6,828	(26,657)	55,662	(18,994)

Retained earnings at beginning of period	2,530,433	2,432,438	2,484,447	2,427,727
Cash dividends declared	(2,667)	(2,953)	(5,515)	(5,905)

Retained earnings at end of period	$2,534,594	$2,402,828	$2,534,594	$2,402,828

Earnings (loss) per share:
Basic and Diluted	$0.10	$(0.36)	$0.80	$(0.26)

Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	July 31,	August 1,
	2010	2009

Operating activities:
Net income (loss)	$55,662	$(18,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	129,103	132,870
Gain on disposal of property and equipment	(4,226)	(657)
Gain on repurchase of debt	—	(1,476)
Excess tax benefits from share-based compensation	(346)	—
Asset impairment and store closing charges	2,208	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,578	19,074
Increase in merchandise inventories	(27,548)	(39,599)
Decrease in federal income tax receivable	106	70,546
(Increase) decrease in other current assets	(721)	6,786
Decrease in other assets	5,697	5,846
Increase in trade accounts payable and accrued expenses and other liabilities	35,727	22,832
Decrease in income taxes payable	(70,570)	(14,153)

Net cash provided by operating activities	128,670	183,075

Investing activities:
Purchases of property and equipment	(57,600)	(20,571)
Proceeds from disposal of property and equipment	4,122	1,605

Net cash used in investing activities	(53,478)	(18,966)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(14,544)	(5,140)
Cash dividends paid	(5,801)	(5,890)
Purchase of treasury stock	(182,559)	—
Proceeds from stock issuance	386	—
Excess tax benefits from share-based compensation	346	—
Decrease in short-term borrowings	—	(133,000)

Net cash used in financing activities	(202,172)	(144,030)

(Decrease) increase in cash and cash equivalents	(126,980)	20,079
Cash and cash equivalents, beginning of period	341,693	96,823

Cash and cash equivalents, end of period	$214,713	$116,902

Non-cash transactions:
Accrued capital expenditures	$2,600	$6,306
Stock awards	2,292	1,708

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and six months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended July 31, 2010:
Net sales from external customers	$1,358,694	$30,216	$1,388,910
Gross profit	457,261	1,213	458,474
Depreciation and amortization	64,410	45	64,455
Interest and debt expense (income), net	18,503	(41)	18,462
Income before income taxes and equity in losses of joint ventures	7,424	138	7,562
Equity in losses of joint ventures	(974)	—	(974)
Total assets	4,339,006	74,674	4,413,680

Three Months Ended August 1, 2009:
Net sales from external customers	$1,365,858	$61,913	$1,427,771
Gross profit	423,956	2,804	426,760
Depreciation and amortization	66,350	41	66,391
Interest and debt expense (income), net	19,083	(72)	19,011
(Loss) income before income taxes and equity in losses of joint ventures	(43,022)	1,710	(41,312)
Equity in losses of joint ventures	(385)	—	(385)
Total assets	4,506,129	91,720	4,597,849

Six Months Ended July 31, 2010:
Net sales from external customers	$2,787,544	$54,962	$2,842,506
Gross profit	997,568	241	997,809
Depreciation and amortization	128,081	90	128,171
Interest and debt expense (income), net	37,402	(84)	37,318
Income (loss) before income taxes and equity in losses of joint ventures	86,322	(1,692)	84,630
Equity in losses of joint ventures	(1,928)	—	(1,928)
Total assets	4,339,006	74,674	4,413,680

Six Months Ended August 1, 2009:
Net sales from external customers	$2,780,549	$121,092	$2,901,641
Gross profit	915,662	5,389	921,051
Depreciation and amortization	131,830	85	131,915
Interest and debt expense (income), net	37,534	(115)	37,419
(Loss) income before income taxes and equity in losses of joint ventures	(31,228)	2,985	(28,243)
Equity in losses of joint ventures	(1,141)	—	(1,141)
Total assets	4,506,129	91,720	4,597,849

Intersegment construction revenues of $6.1 million and $12.7 million for the three and six months ended July 31, 2010, respectively, and intersegment construction revenues of $12.9 million and $21.0 million for the three and six months ended August 1, 2009, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and six months ended July 31, 2010 and August 1, 2009.

Stock option transactions for the three months ended July 31, 2010 are summarized as follows:

		Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	4,029,369	$25.79
Granted	—	—
Exercised	—	—
Expired	(20,000)	25.74
Outstanding, end of period	4,009,369	$25.79
Options exercisable at period end	4,009,369	$25.79

At July 31, 2010, the intrinsic value of outstanding and exercisable stock options was $0.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three months ended July 31, 2010 or the three and six months ended August 1, 2009.

During the six months ended July 31, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the six months ended July 31, 2010:

(in thousands)	Balance Beginning of Period	Adjustments and Charges	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$2,498	$383	$1,089	$1,792

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.  Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Basic:
Net income (loss)	$6,828	$(26,657)	$55,662	$(18,994)

Weighted average shares of common stock outstanding	67,688	73,827	69,991	73,736

Basic earnings (loss) per share	$0.10	$(0.36)	$0.80	$(0.26)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Diluted:
Net earnings (loss)	$6,828	$(26,657)	$55,662	$(18,994)

Weighted average shares of common stock Outstanding	67,688	73,827	69,991	73,736
Dilutive effect of stock-based compensation	—	—	—	—
Total weighted average equivalent shares	67,688	73,827	69,991	73,736

Diluted earnings (loss) per share	$0.10	$(0.36)	$0.80	$(0.26)

Total stock options outstanding were 4,009,369 and 4,184,369 at July 31, 2010 and August 1, 2009, respectively.  Of these, options to purchase 3,985,588 and 4,184,369 shares of Class A Common Stock at prices ranging from $25.74 to $26.57 and $24.73 to $26.57 were outstanding at July 31, 2010 and August 1, 2009, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect of their inclusion would be antidilutive.  A negligible amount of dilution, included in the weighted average shares computation for the three and six months ended July 31, 2010, was insignificant for presentation in the table above.

Note 6.  Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net income (loss)	$6,828	$(26,657)	$55,662	$(18,994)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	476	333	952	665
Total comprehensive income (loss)	$7,304	$(26,324)	$56,614	$(18,329)

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

At July 31, 2010, letters of credit totaling $89.2 million were issued under the Company’s revolving credit facility.

Note 8.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.1 million and $2.1 million during the three and six months ended July 31, 2010.  The Company expects to make contributions to the Pension Plan of approximately $3.6 million for the remainder of fiscal 2010.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$721	$771	$1,443	$1,542
Interest cost	1,817	1,826	3,634	3,651
Net actuarial loss	594	368	1,188	737
Amortization of prior service cost	157	157	313	313
Net periodic benefit costs	$3,289	$3,122	$6,578	$6,243

Note 9.  Revolving Credit Agreement

At July 31, 2010, the Company maintained a $1.2 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.31% at July 31, 2010) subject to certain availability thresholds as defined in the credit agreement.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $813.7 million at July 31, 2010.  No borrowings were outstanding at July 31, 2010.  Letters of credit totaling $89.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $725 million at July 31, 2010.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Under the credit agreement, the Company unilaterally reduced the $1.2 billion credit facility by $200 million to $1.0 billion, effective September 1, 2010, in order to save on unused fees.   Planned inventory levels would not allow for utilization of the full $1.2 billion.  All other aspects of the credit agreement remain unchanged.

Note 10.  Stock Repurchase Program

The Company was authorized by its board of directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.

During the three and six months ended July 31, 2010, the Company repurchased 3.0 million and 7.2 million shares of stock for approximately $77.6 million and $182.6 million at an average price of $26.12 and $25.39 per share, respectively, which completed the remaining authorization under the Stock Plan.  No shares were repurchased under the Stock Plan during the three and six months ended August 1, 2009.

In August 2010, the Company was authorized by its board of directors to repurchase up to $250 million of its Class A Common Stock under a new open-ended plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.

Note 11.  Income Taxes

The total amount of unrecognized tax benefits as of July 31, 2010 and August 1, 2009 was $14.7 million and $27.6 million, respectively, of which $10.8 million and $19.8 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total interest and penalties recognized in the condensed consolidated statements of income and retained earnings during the three months ended July 31, 2010 and August 1, 2009 was $(1.4) million and $0.0 million, respectively, and during the six months ended July 31, 2010 and August 1, 2009 was $(1.4) million and $0.3 million, respectively.  The total accrued interest and penalties in the condensed consolidated balance sheets as of July 31, 2010 and August 1, 2009 was $4.9 million and $9.7 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $5 million.  No significant changes occurred in the tax years subject to examination by major tax jurisdictions during the three and six months ended July 31, 2010.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

During the three months ended July 31, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement.  During the three months ended August 1, 2009, income taxes included the recognition of tax benefits primarily due to federal tax credits.

During the six months ended July 31, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement and federal tax credit refund claims.  During the six months ended August 1,

2009, income taxes included the increase in unrecognized tax benefits, interest and penalties and the recognition of tax benefits primarily due to federal tax credits.

Note 12.  Gain on Disposal of Assets

During the three months ended July 31, 2010, we received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in gain on disposal of assets.

Note 13.  Note Repurchase

No notes were repurchased during the six months ended July 31, 2010.  During the six months ended August 1, 2009, the Company repurchased $5.0 million face amount of 9.125% notes with an original maturity on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million which was recorded in net interest and debt expense.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at July 31, 2010 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at July 31, 2010 was approximately $699 million.  The carrying value of the Company’s long-term debt at July 31, 2010 was $748 million.  The fair value of the Company’s subordinated debentures at July 31, 2010 was approximately $169 million.   The carrying value of the Company’s subordinated debentures at July 31, 2010 was $200 million.

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

•                        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of July 31, 2010	$31,748	$—	$—	$31,748
As of January 30, 2010	33,956	—	—	33,956
As of August 1, 2009	30,625	—	—	30,625

During the six months ended July 31, 2010, long-lived assets held for sale with a carrying value of $34.0 million were written down to their fair value of $31.7 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets included selling prices from commercial real estate transactions for assets in markets that we estimated would be used by a market participant in valuing these assets.

Note 15.  Recently Issued Accounting Standards

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 30, 2010.

EXECUTIVE OVERVIEW

Despite lackluster sales in the still fragile economy, Dillard’s, Inc. (the “Company”, “we”, “us” or “our”) experienced an improved second quarter of fiscal 2010 over the prior year.  Net sales from retail operations were $1,358.7 million during the quarter ended July 31, 2010, a decrease of $7.2 million or 1% from the quarter ended August 1, 2009, while sales in comparable stores remained unchanged.  Gross profit from retail operations improved 270 basis points of retail sales, primarily due to our inventory management efforts and resulting decrease in markdown activity.

Net sales from construction operations during the quarter ended July 31, 2010 were $30.2 million, down $31.7 million or 51% from the quarter ended August 1, 2009.  Gross profit from construction operations decreased 50 basis points of construction sales.  The construction industry continues to experience a decline in demand for construction services coupled with competitive pricing pressures.

Advertising, selling, administrative and general expenses company-wide were reduced by $4.7 million during the quarter ended July 31, 2010 compared to the quarter ended August 1, 2009, primarily as a result of the Company’s cost control measures combined with store closures.

The Company recorded net income for the second quarter of 2010 of $6.8 million, or $0.10 per share, compared to a net loss of $26.7 million, or $0.36 per share, for the second quarter of 2009.  Included in net income for the quarter ended July 31, 2010 was a $4.0 million pretax gain ($2.6 million after tax or $0.04 per share) on the sale of a retail store building and a $2.0 million income tax benefit ($0.03 per share) related to a state administrative settlement.

As of July 31, 2010, we had working capital of $905.8 million, cash and cash equivalents of $214.7 million and $948.5 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $128.7 million for the six months ended July 31, 2010.  Our improved cash position enabled us to repurchase $77.6 million (approximately 3.0 million shares) of our Class A Common Stock during the quarter.

As of July 31, 2010, we operated 310 total stores, including 14 clearance centers, and one internet store, a decrease of 4 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended[2]
	July 31, 2010	August 1, 2009
Net sales (in millions)	$1,388.9	$1,427.8
Net sales trend[1]	(3)%	(15)%
Gross profit (in millions)	$458.5	$426.8
Gross profit as a percentage of net sales	33.0%	29.9%
Cash flow from operations (in millions)	$128.7	$183.1
Total store count at end of period	310	314
Retail sales per square foot	$25	$25
Retail store sales trend	(1)%	(15)%
Comparable retail store sales trend	0%	(13)%
Comparable retail store inventory trend	(6)%	(18)%
Retail merchandise inventory turnover	2.7	2.5

1The net sales trend rate for the three months ended August 1, 2009 is based on retail segment sales only for comparability with the quarter ended August 2, 2008.

2Cash flow from operations data is for the six months ended July 31, 2010 and August 1, 2009.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.3	1.9	2.1	2.0
	102.3	101.9	102.1	102.0
Cost of sales	67.0	70.1	64.9	68.3
Advertising, selling, administrative and general expenses	28.2	27.8	27.6	27.9
Depreciation and amortization	4.6	4.6	4.5	4.5
Rentals	0.9	1.0	0.9	1.0
Interest and debt expense, net	1.3	1.3	1.3	1.3
Gain on disposal of assets	(0.3)	(0.0)	(0.1)	(0.0)
Asset impairment and store closing charges	0.0	0.0	0.0	0.0
Income (loss) before income taxes and equity in losses of joint ventures	0.6	(2.9)	3.0	(1.0)
Income taxes (benefit)	(0.0)	(1.0)	0.9	(0.3)
Equity in losses of joint ventures	(0.1)	(0.0)	(0.1)	(0.0)
Net income (loss)	0.5%	(1.9)%	2.0%	(0.7)%

Net Sales

	Three Months Ended
	July 31,	August 1,
(in thousands of dollars)	2010	2009	$ Change
Net sales:
Retail operations segment	$1,358,694	$1,365,858	$(7,164)
Construction segment	30,216	61,913	(31,697)
Total net sales	$1,388,910	$1,427,771	$(38,861)

The percent change by category in the Company’s retail operations segment sales for the three months ended July 31, 2010 compared to the three months ended August 1, 2009 as well as the percentage by segment and category to total net sales is as follows:

	Three Months
	% Change 2010-2009	% of Net Sales
Retail operations segment
Cosmetics	(0.5)%	14%
Ladies’ apparel and accessories	1.0	40
Juniors’ and children’s apparel	(3.3)	8
Men’s apparel and accessories	(2.8)	17
Shoes	2.2	14
Home and furniture	(8.0)	5
		98
Construction segment		2
Total		100%

Net sales from the retail operations segment decreased $7.2 million or 1% during the three months ended July 31, 2010 compared to the three months ended August 1, 2009 while sales in comparable stores remained flat between the same periods.  Sales of home and furniture items declined significantly during the quarter.  Sales of ladies’ apparel and accessories were up slightly over the same quarter last year, and sales of shoes were up moderately.

The number of sales transactions was flat for the three months ended July 31, 2010 over the comparable prior year period while the average dollars per sales transaction decreased less than 1%.  We recorded an allowance for sales returns of $8.0 million and $6.6 million as of July 31, 2010 and August 1, 2009, respectively.

Net sales from the construction segment decreased $31.7 million or 51% during the three months ended July 31, 2010 compared to the three months ended August 1, 2009 primarily because the fragile United States economy continues to have a negative impact on demand for construction projects in private industry.

	Six Months Ended
	July 31,	August 1,
(in thousands of dollars)	2010	2009	$ Change
Net sales:
Retail operations segment	$2,787,544	$2,780,549	$6,995
Construction segment	54,962	121,092	(66,130)
Total net sales	$2,842,506	$2,901,641	$(59,135)

The percent change by category in the Company’s retail operations segment sales for the six months ended July 31, 2010 compared to the six months ended August 1, 2009 as well as the percentage by segment and category to total net sales is as follows:

	Six Months
	% Change 2010-2009	% of Net Sales
Retail operations segment
Cosmetics	(1.8)%	15%
Ladies’ apparel and accessories	1.1	39
Juniors’ and children’s apparel	(1.9)	8
Men’s apparel and accessories	0.1	17
Shoes	5.3	14
Home and furniture	(8.6)	5
		98
Construction segment		2
Total		100%

Net sales from the retail operations segment increased $7.0 million, or less than 1%, during the six months ended July 31, 2010 compared to the six months ended August 1, 2009 while sales in comparable stores increased 1% between the same periods.  Sales of shoes were up significantly during the period.  Sales of cosmetics and juniors’ and children’s apparel declined moderately during the period while sales of home and furniture items declined significantly.

The number of sales transactions decreased 1% for the six months ended July 31, 2010 over the comparable prior year period while the average dollars per sales transaction were up slightly.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 31, 2010 was 23.1% compared to 24.1% during the six months ended August 1, 2009.

Net sales from the construction segment decreased $66.1 million or 55% during the six months ended July 31, 2010 compared to the six months ended August 1, 2009 primarily because the fragile United States economy continues to have a negative impact on demand for construction projects in private industry.  We expect this decreased demand will continue throughout fiscal 2010 and into the first half of fiscal 2011.

We continue to believe that in light of recent signs of modest economic improvement in the United States, we may continue to see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance.  Any further deterioration in the United States economy could have an adverse affect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns, and lower overall profitability.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	$ Change 2010-2009	$ Change 2010-2009
Service charges and other income:
Retail operations segment
Leased department income	$2,331	$2,622	$4,532	$6,061	$(291)	$(1,529)
Income from GE marketing and servicing alliance	23,013	19,369	43,207	41,731	3,644	1,476
Shipping and handling income	3,951	3,556	7,889	7,116	395	773
Other	2,529	1,809	4,896	3,673	720	1,223
	31,824	27,356	60,524	58,581	4,468	1,943
Construction segment	56	42	421	243	14	178
Total	$31,880	$27,398	$60,945	$58,824	$4,482	$2,121

Service charges and other income is composed primarily of income generated through the long-term marketing and servicing alliance (“Alliance”) with GE Consumer Finance (“GE”), which owns and manages the Dillard’s branded proprietary credit cards.  Income from the Alliance increased during the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 primarily due to decreased credit losses partially offset by a lower penetration rate of Dillard’s branded proprietary card.  Leased department income declined primarily because the licensee for the fine jewelry department ceased operations of all licensed outlets during fiscal 2009.

Gross Profit

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$457,261	$423,956	$33,305	7.9%
Construction segment	1,213	2,804	(1,591)	(56.7)
Total gross profit	$458,474	$426,760	$31,714	7.4%

Six months ended
Retail operations segment	$997,568	$915,662	$81,906	8.9%
Construction segment	241	5,389	(5,148)	(95.5)
Total gross profit	$997,809	$921,051	$76,758	8.3%

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Gross profit as a percentage of segment net sales:
Retail operations segment	33.7%	31.0%	35.8%	32.9%
Construction segment	4.0	4.5	0.4	4.5
Total gross profit as a percentage of net sales	33.0	29.9	35.1	31.7

Gross profit improved 310 basis points of sales and 340 basis points of sales during the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009, respectively.

Gross profit from retail operations improved 270 basis points of sales and 290 basis points of sales during the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009, respectively, as a result of continuing inventory management measures leading to reduced markdown activity.  These inventory management measures include considerable adjustments to receipt cadence to shorten the period of time from receipt to sale, to reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections throughout the season.  Inventory declined 6% in both total and comparable stores as of July 31, 2010 compared to August 1, 2009.  A 1% change in markdowns would have impacted net income by approximately $2 million and $4 million for the three and six months ended July 31, 2010, respectively.

All merchandise categories experienced gross margin improvement during the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009.  During the three months ended July 31, 2010, slight gross margin improvements were noted in cosmetics and ladies’ apparel and accessories, moderate improvements were noted in home and furniture, juniors’ and children’s apparel and shoes and significant improvements were noted in men’s apparel and accessories.  During the six months ended July 31, 2010, all merchandise categories experienced moderate improvements in gross margin compared to the six months ended August 1, 2009 with the exception of cosmetics, which improved slightly.

Gross profit from the construction segment declined 50 basis points of sales and 410 basis points of sales during the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009.  This decrease was the result of the decline in demand for construction services that has created pricing pressures in an already competitive marketplace.  This decrease was also due to job delays from bad weather and job underperformance resulting in the recognition of a $2.2 million loss during the first quarter of fiscal 2010 on certain electrical contracts.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$390,938	$395,576	$(4,638)	(1.2)%
Construction segment	1,116	1,145	(29)	(2.5)
Total SG&A	$392,054	$396,721	$(4,667)	(1.2)%

Six months ended
Retail operations segment	$783,382	$808,368	$(24,986)	(3.1)%
Construction segment	2,314	2,637	(323)	(12.2)
Total SG&A	$785,696	$811,005	$(25,309)	(3.1)%

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
SG&A as a percentage of segment net sales:
Retail operations segment	28.8%	29.0%	28.1%	29.1%
Construction segment	3.7	1.8	4.2	2.2
Total SG&A as a percentage of net sales	28.2	27.8	27.6	27.9

The decline in SG&A during the periods presented primarily resulted from the Company’s expense savings measures combined with store closures.

The three-month decline in SG&A was most noted in payroll and payroll related taxes ($5.5 million) and advertising ($4.5 million) partially offset by an increase in services purchased ($3.3 million) and supplies ($2.6 million).

The six-month decline in SG&A was most noted in payroll and payroll related taxes ($19.6 million) and advertising ($14.6 million) partially offset by an increase in supplies ($4.3 million) and services purchased ($4.1 million).

The decline in payroll and payroll related taxes for the three and six-month periods presented was a direct result of the Company’s continued efforts to match the appropriate levels of staff to its current needs.  The decline in advertising expense for the three and six-month periods was primarily a result of the Company’s migration from newspaper media to less expensive internet marketing sources.

Depreciation and Amortization Expense

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
Depreciation and amortization expense:
Three months ended
Retail operations segment	$64,410	$66,350	$(1,940)	(2.9)%
Construction segment	45	41	4	9.8
Total depreciation and amortization expense	$64,455	$66,391	$(1,936)	(2.9)%

Six months ended
Retail operations segment	$128,081	$131,830	$(3,749)	(2.8)%
Construction segment	90	85	5	5.9
Total depreciation and amortization expense	$128,171	$131,915	$(3,744)	(2.8)%

The decrease of depreciation and amortization expense for the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 is primarily a result of the Company’s continuing efforts to reduce capital expenditures and of store closures.

Rentals

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$11,920	$13,914	$(1,994)	(14.3)%
Construction segment	23	22	1	4.5
Total rentals	$11,943	$13,936	$(1,993)	(14.3)%

Six months ended
Retail operations segment	$24,911	$28,392	$(3,481)	(12.3)%
Construction segment	46	44	2	4.5
Total rentals	$24,957	$28,436	$(3,479)	(12.2)%

The decrease in rental expense for the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 is primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$18,503	$19,083	$(580)	(3.0)%
Construction segment	(41)	(72)	31	(43.1)
Total interest and debt expense, net	$18,462	$19,011	$(549)	(2.9)%

Six months ended
Retail operations segment	$37,402	$37,534	$(132)	(0.4)%
Construction segment	(84)	(115)	31	(27.0)
Total interest and debt expense, net	$37,318	$37,419	$(101)	(0.3)%

The decrease of net interest and debt expense for the three-month period is primarily attributable to lower average debt.

The decrease of net interest and debt expense for the six-month period is primarily attributable to lower average debt levels partially offset by a gain on repurchased debt recorded during the six months ended August 1, 2009.

Total weighted average debt outstanding at July 31, 2010 decreased approximately $130.1 million and $124.0 million during the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$4,110	$589	$3,521	597.8%
Construction segment	12	—	12	—
Total gain on disposal of assets	$4,122	$589	$3,533	599.8%

Six months ended
Retail operations segment	$4,214	$653	$3,561	545.3%
Construction segment	12	4	8	200.0
Total gain on disposal of assets	$4,226	$657	$3,569	543.2%

During the three months ended July 31, 2010, we received proceeds of $4.0 million from the sale of a retail store location, resulting in a gain of $4.0 million that was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three months ended July 31, 2010 and the three and six months ended August 1, 2009.

During the six months ended July 31, 2010, the Company’s retail operations segment recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Income Taxes

The total amount of unrecognized tax benefits as of July 31, 2010 and August 1, 2009 was $14.7 million and $27.6 million, respectively, of which $10.8 million and $19.8 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total interest and penalties recognized in the condensed consolidated statements of income and retained earnings during the three months ended July 31, 2010 and August 1, 2009 were $(1.4) million and $0.0 million, respectively, and during the six months ended July 31, 2010 and August 1, 2009 were $(1.4) million and $0.3 million, respectively.  The total accrued interest and penalties in the condensed consolidated balance sheets as of July 31, 2010 and August 1, 2009 were $4.9 million and $9.7 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $5 million.  No significant changes occurred in the tax years subject to examination by major tax jurisdictions during the three and six months ended July 31, 2010.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately (3.6)% and 36.1% for the three months ended July 31, 2010 and August 1, 2009, respectively.  During the three months ended July 31, 2010, income taxes included the recognition of tax benefits of approximately $2.0 million primarily due to a state administrative settlement.  During the three months ended August 1, 2009, income taxes included the recognition of tax benefits primarily due to federal tax credits.

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 32.7% and 35.4% for the six months ended July 31, 2010 and August 1, 2009, respectively.  During the six months ended July 31, 2010, income taxes included the recognition of tax benefits of approximately $2.7 million primarily due to a state administrative settlement and federal tax credit refund claims.  During the six months ended August 1, 2009, income taxes included the increase in unrecognized tax benefits, interest and penalties and the recognition of tax benefits primarily due to federal tax credits.

Our income tax rate for the remainder of fiscal 2010 is dependent upon results of operations and may change if the results for fiscal 2010 are different from current expectations.  We currently estimate that our effective rate for the remainder of fiscal 2010 will approximate 36%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	July 31, 2010	January 30, 2010	$ Change	% Change
Cash and cash equivalents	$214,713	$341,693	$(126,980)	(37.2)%
Other short-term borrowings	—	—	—	—
Current portion of long-term debt	1,758	1,719	39	2.3
Long-term debt	746,698	747,587	(889)	(0.1)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	2,175,667	2,304,103	(128,436)	(5.6)

Current ratio	2.22	2.28
Debt to capitalization	30.4%	29.2%

(in thousands of dollars)	July 31, 2010	August 1, 2009	$ Change	% Change
Cash and cash equivalents	$214,713	$116,902	$97,811	83.7%
Other short-term borrowings	—	67,000	(67,000)	(100.0)
Current portion of long-term debt	1,758	25,571	(23,813)	(93.1)
Long-term debt	746,698	751,839	(5,141)	(0.7)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	2,175,667	2,228,589	(52,922)	(2.4)

Current ratio	2.22	2.04
Debt to capitalization	30.4%	31.9%

Net cash flows from operations decreased to $128.7 million during the six months ended July 31, 2010 compared to $183.1 million for the six months ended August 1, 2009.  This decrease of $54.4 million was largely a result of a decrease of $125.1 million related to changes in working capital items, primarily of changes in income tax accruals and collection of an income tax receivable.  This decrease was partially offset by higher net income, as adjusted for non-cash items, of $70.7 million for the six months ended July 31, 2010 as compared to the six months ended August 1, 2009.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $43.2 million and $41.7 million from GE during the six months ended July 31, 2010 and August 1, 2009, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects fiscal 2010 amounts to be reduced from prior year’s levels due to the challenging economy and new credit regulations.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the six months ended July 31, 2010, we received proceeds of $4.0 million from the sale of a retail store location, resulting in a gain of $4.0 million that was recorded in gain on disposal of assets.

Capital expenditures were $57.6 million and $20.6 million for the six months ended July 31, 2010 and August 1, 2009, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software.  During the six months ended July 31, 2010, the Company purchased two corporate aircraft for approximately $34 million that were previously leased under operating leases, and we opened our new store locations at The Domain in Austin, Texas (200,000 square feet) and The Village at Fairview in Fairview, Texas (155,000 square feet).  There are no other planned store openings for fiscal 2010.  Capital expenditures for fiscal 2010 are expected to be approximately $105 million compared to actual expenditures of $75.1 million during fiscal 2009.

During the six months ended July 31, 2010, we closed our store location in Helena, Montana (65,000 square feet) and recorded a negligible amount for store closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $214.7 million as of July 31, 2010.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.2 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $813.7 million at July 31, 2010.  No borrowings were outstanding at July 31, 2010.  Letters of credit totaling $89.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $725 million at July 31, 2010.

Under the credit agreement, the Company unilaterally reduced the $1.2 billion credit facility by $200 million to $1.0 billion, effective September 1, 2010, in order to save on unused fees.  Planned inventory levels would not allow for utilization of the full $1.2 billion.  All other aspects of the credit agreement remain unchanged.  Expected savings from the permanent reduction over the remaining term of the credit facility are approximately $1.1 million.

Cash used in financing activities for the six months ended July 31, 2010 totaled $202.2 million compared to cash used in financing activities of $144.0 million for the six months ended August 1, 2009.  This decrease of cash flow was primarily due to the repurchase of the Company’s Class A Common Stock and the payment of debt and capital lease obligations during the six months ended July 31, 2010 partially offset by debt and short-term borrowing payments during the six months ended August 1, 2009.

During the six months ended July 31, 2010, the Company repurchased 7.2 million shares of Class A Common Stock for $182.6 million at an average price of $25.39 per share under its Stock Plan, which completed the remaining authorization under the Stock Plan.  No shares were repurchased under the Stock Plan during the six months ended August 1, 2009.  In August 2010, the Company was authorized by its board of directors to repurchase up to $250 million of its Class A Common Stock under a new open-ended plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.

During the six months ended July 31, 2010, the Company made principal payments on long-term debt and capital lease obligations of $14.5 million, including the payoff of approximately $13 million in capital lease obligations for two corporate aircraft.  During the six months ended August 1, 2009, the Company made principal payments on long-term debt and capital lease obligations of $5.1 million, including the repurchase of $5.0 million face amount of 9.125% notes maturing on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.5 million and was recorded in net interest and debt expense.

During the six months ended August 1, 2009, the Company also paid $133.0 million of short-term borrowings under the Company’s credit facility.  No short-term borrowings were outstanding under the credit facility during the six months ended July 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 2, 2010, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2, 2010 through May 29, 2010	1,394,044	$26.97	1,394,044	$39,971,550
May 30, 2010 through July 3, 2010	1,575,294	25.37	1,575,294	0
July 4, 2010 through July 31, 2010	—	—	—	0
Total	2,969,338	$26.12	2,969,338	$0

In November 2007, the Company’s board of directors authorized the Company to repurchase up to $200 million of the Company’s Class A Common Stock.  The plan had no expiration date.  During the three months ended July 31, 2010, the Company completed the remaining authorization under this plan.

In August 2010, the Company was authorized by its board of directors to repurchase up to $250 million of its Class A Common Stock under a new open-ended plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.

Item 6.  Exhibits

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	September 2, 2010	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)