Form 10-Q
period 2010-10-30
DILLARDS INC
filed 2010-12-03
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

CLASS A COMMON STOCK as of November 27, 2010 58,123,234
CLASS B COMMON STOCK as of November 27, 2010 4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	October 30,	January 30,	October 31,
	2010	2010	2009
Assets
Current assets:
Cash and cash equivalents	$167,119	$341,693	$74,077
Accounts receivable, net	51,421	63,222	66,190
Merchandise inventories	1,708,504	1,300,680	1,752,076
Federal income tax receivable	—	217	1,057
Other current assets	66,065	43,717	55,736

Total current assets	1,993,109	1,749,529	1,949,136

Property and equipment, net	2,649,718	2,780,837	2,825,617
Other assets	69,264	75,961	77,314

Total assets	$4,712,091	$4,606,327	$4,852,067

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,049,231	$676,501	$1,032,821
Current portion of long-term debt	49,145	1,719	1,700
Current portion of capital lease obligations	2,153	1,775	1,757
Federal and state income taxes including current deferred taxes	29,791	89,027	44,587

Total current liabilities	1,130,320	769,022	1,080,865

Long-term debt	697,704	747,587	748,024
Capital lease obligations	11,921	22,422	22,853
Other liabilities	211,247	213,471	208,336
Deferred income taxes	344,334	349,722	358,023
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,211	1,209	1,209
Additional paid-in capital	785,411	782,746	782,746
Accumulated other comprehensive loss	(20,870)	(22,298)	(15,874)
Retained earnings	2,546,338	2,484,447	2,407,886
Less treasury stock, at cost	(1,195,525)	(942,001)	(942,001)

Total stockholders’ equity	2,116,565	2,304,103	2,233,966

Total liabilities and stockholders’ equity	$4,712,091	$4,606,327	$4,852,067

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$1,344,118	$1,359,331	$4,186,624	$4,260,972
Service charges and other income	28,919	31,385	89,864	90,209

	1,373,037	1,390,716	4,276,488	4,351,181

Cost of sales	857,474	893,008	2,702,171	2,873,598
Advertising, selling, administrative and general expenses	398,494	402,120	1,184,190	1,213,125
Depreciation and amortization	64,953	66,135	193,124	198,050
Rentals	11,641	13,965	36,598	42,401
Interest and debt expense, net	18,043	18,357	55,361	55,776
Loss (gain) on disposal of assets	934	(116)	(3,292)	(773)
Asset impairment and store closing charges	—	—	2,208	—

Income (loss) before income taxes and equity in losses of joint ventures	21,498	(2,753)	106,128	(30,996)
Income taxes (benefit)	6,035	(12,560)	33,075	(22,950)
Equity in losses of joint ventures	(1,082)	(1,796)	(3,010)	(2,937)

Net income (loss)	14,381	8,011	70,043	(10,983)

Retained earnings at beginning of period	2,534,594	2,402,828	2,484,447	2,427,727
Cash dividends declared	(2,637)	(2,953)	(8,152)	(8,858)

Retained earnings at end of period	$2,546,338	$2,407,886	$2,546,338	$2,407,886

Earnings (loss) per share:
Basic and diluted	$0.22	$0.11	$1.02	$(0.15)

Cash dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Nine Months Ended
	October 30,	October 31,
	2010	2009

Operating activities:
Net income (loss)	$70,043	$(10,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	194,520	199,475
Gain on disposal of property and equipment	(3,292)	(773)
Gain on repurchase of debt	(21)	(1,653)
Excess tax benefits from share-based compensation	(353)	—
Asset impairment and store closing charges	2,208	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,801	21,808
Increase in merchandise inventories	(407,824)	(377,682)
Decrease in federal income tax receivable	217	73,358
Increase in other current assets	(22,901)	(2,611)
Decrease in other assets	5,411	7,298
Increase in trade accounts payable and accrued expenses liabilities and other liabilities	373,373	372,368
Decrease in income taxes payable	(64,271)	(19,224)

Net cash provided by operating activities	158,911	261,381

Investing activities:
Purchases of property and equipment	(73,750)	(51,095)
Proceeds from disposal of property and equipment	6,094	8,868

Net cash used in investing activities	(67,656)	(42,227)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(16,522)	(33,057)
Cash dividends paid	(8,472)	(8,843)
Purchase of treasury stock	(241,574)	—
Proceeds from stock issuance	386	—
Excess tax benefits from share-based compensation	353	—
Decrease in short-term borrowings	—	(200,000)

Net cash used in financing activities	(265,829)	(241,900)

Decrease in cash and cash equivalents	(174,574)	(22,746)
Cash and cash equivalents, beginning of period	341,693	96,823

Cash and cash equivalents, end of period	$167,119	$74,077

Non-cash transactions:
Accrued capital expenditures	$2,500	$6,188
Stock awards	2,292	1,694
Capital lease transactions	3,966	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and nine months ended October 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 30, 2010:
Net sales from external customers	$1,320,568	$23,550	$1,344,118
Gross profit	485,629	1,015	486,644
Depreciation and amortization	64,906	47	64,953
Interest and debt expense (income), net	18,118	(75)	18,043
Income (loss) before income taxes and equity in losses of joint ventures	21,586	(88)	21,498
Equity in losses of joint ventures	(1,082)	—	(1,082)
Total assets	4,644,060	68,031	4,712,091

Three Months Ended October 31, 2009:
Net sales from external customers	$1,315,515	$43,816	$1,359,331
Gross profit	464,768	1,555	466,323
Depreciation and amortization	66,097	38	66,135
Interest and debt expense (income), net	18,409	(52)	18,357
(Loss) income before income taxes and equity in losses of joint ventures	(3,092)	339	(2,753)
Equity in losses of joint ventures	(1,796)	—	(1,796)
Total assets	4,769,606	82,461	4,852,067

Nine Months Ended October 30, 2010:
Net sales from external customers	$4,108,112	$78,512	$4,186,624
Gross profit	1,483,197	1,256	1,484,453
Depreciation and amortization	192,987	137	193,124
Interest and debt expense (income), net	55,520	(159)	55,361
Income (loss) before income taxes and equity in losses of joint ventures	107,908	(1,780)	106,128
Equity in losses of joint ventures	(3,010)	—	(3,010)
Total assets	4,644,060	68,031	4,712,091

Nine Months Ended October 31, 2009:
Net sales from external customers	$4,096,064	$164,908	$4,260,972
Gross profit	1,380,430	6,944	1,387,374
Depreciation and amortization	197,927	123	198,050
Interest and debt expense (income), net	55,943	(167)	55,776
(Loss) income before income taxes and equity in losses of joint ventures	(34,320)	3,324	(30,996)
Equity in losses of joint ventures	(2,937)	—	(2,937)
Total assets	4,769,606	82,461	4,852,067

Intersegment construction revenues of $9.5 million and $22.2 million for the three and nine months ended October 30, 2010, respectively, and intersegment construction revenues of $17.7 million and $38.6 million for the three and nine months ended October 31, 2009, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and nine months ended October 30, 2010 and October 31, 2009.

Stock option transactions for the three months ended October 30, 2010 are summarized as follows:

		Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	4,009,369	$25.79
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, end of period	4,009,369	$25.79
Options exercisable at period end	4,009,369	$25.79

At October 30, 2010, the intrinsic value of outstanding stock options and exercisable stock options was $18.5 thousand.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three months ended October 30, 2010 or three and nine months ended October 31, 2009.

During the nine months ended October 30, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended October 30, 2010:

(in thousands)	Balance Beginning of Period	Adjustments and Charges*	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$2,498	$509	$1,430	$1,577

*included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.  Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Basic:
Net income (loss)	$14,381	$8,011	$70,043	$(10,983)

Weighted average shares of common stock outstanding	65,923	73,833	68,635	73,768

Basic earnings (loss) per share	$0.22	$0.11	$1.02	$(0.15)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Diluted:
Net income (loss)	$14,381	$8,011	$70,043	$(10,983)

Weighted average shares of common stock outstanding	65,923	73,833	68,635	73,768
Dilutive effect of stock-based compensation	—	—	—	—
Total weighted average equivalent shares	65,923	73,833	68,635	73,768

Diluted earnings (loss) per share	$0.22	$0.11	$1.02	$(0.15)

Total stock options outstanding were 4,009,369 and 4,144,369 at October 30, 2010 and October 31, 2009, respectively.  Of these, options to purchase 4,009,369 and 4,144,369 shares of Class A Common Stock at prices ranging from $24.73 to $26.57 were outstanding at October 30, 2010 and October 31, 2009, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect of their inclusion would be antidilutive.  A negligible amount of dilution, included in the weighted average shares computation for the nine months ended October 30, 2010, was insignificant for presentation in the table above.

Note 6.  Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net income (loss)	$14,381	$8,011	$70,043	$(10,983)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	476	333	1,428	998
Total comprehensive income (loss)	$14,857	$8,344	$71,471	$(9,985)

Note 7.  Commitments and Contingencies

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395.  The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On September 30, 2010, the court dismissed the lawsuit in its entirety. It is not known whether plaintiff intends to file an appeal.  If so, the named officers and directors intend to contest these allegations vigorously.

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

At October 30, 2010, letters of credit totaling $89.0 million were issued under the Company’s revolving credit facility.

Note 8.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.1 million and $3.2 million during the three and nine months ended October 30, 2010, respectively.  The Company expects to make a contribution to the Pension Plan of approximately $1.1 million for the remainder of fiscal 2010.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$721	$771	$2,165	$2,313
Interest cost	1,817	1,826	5,451	5,477
Net actuarial loss	594	368	1,782	1,105
Amortization of prior service cost	157	157	470	470
Net periodic benefit costs	$3,289	$3,122	$9,868	$9,365

Note 9.  Revolving Credit Agreement

At October 30, 2010, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.25% at October 30, 2010) subject to certain availability thresholds as defined in the credit agreement.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at October 30, 2010.  No borrowings were outstanding at October 30, 2010.  Letters of credit totaling $89.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $911 million at October 30, 2010.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Under the credit agreement, the Company unilaterally reduced the previous $1.2 billion credit facility by $200 million to $1.0 billion, effective September 1, 2010, in order to reduce the amount of commitment fees.   Planned inventory levels would not allow for utilization of the full $1.2 billion.  All other aspects of the credit agreement remain unchanged.

Note 10.  Stock Repurchase Program

In August 2010, the Company was authorized by its board of directors to repurchase up to $250 million of its Class A Common Stock under an open-ended plan (“2010 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.  During the three months ended October 30, 2010, the Company repurchased 2.9 million shares of stock under the 2010 Stock Plan for approximately $71.3 million at an average price of $24.86 per share.  At October 30, 2010, $178.7 million remained under the 2010 Stock Plan.

In November 2007, the Company was authorized by its board of directors to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“2007 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market or through privately negotiated transactions.

During the nine months ended October 30, 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.  No shares were repurchased under the 2007 Stock Plan during the three and nine months ended October 31, 2009.

Note 11.    Income Taxes

The total amount of unrecognized tax benefits as of October 30, 2010 and October 31, 2009 was $14.0 million and $20.7 million, respectively, of which $10.3 million and $15.3 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total interest and penalties recognized in the condensed consolidated statements of operations and retained earnings during the three months ended October 30, 2010 and October 31, 2009 was $0.0 million and $(1.2) million, respectively, and during the nine months ended October 30, 2010 and October 31, 2009 was $(1.4) million and $(0.9) million, respectively.  The total accrued interest and penalties in the condensed consolidated balance sheets as of October 30, 2010 and October 31, 2009 was $4.6 million and $8.5 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $5 million.  No significant changes occurred in the tax years subject to examination by major tax jurisdictions during the three and nine months ended October 30, 2010.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

During the three months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a decrease in a capital loss valuation allowance.  During the three months ended October 31, 2009, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, decrease in a capital loss valuation allowance, and federal tax credits.

During the nine months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, a decrease in a capital loss valuation allowance, and federal tax credit refund claims.  During the nine months ended October 31, 2009, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, decrease in a capital loss valuation allowance, and federal tax credits.

Note 12.    Loss (Gain) on Disposal of Assets

During the three and nine months ended October 30, 2010, the Company received proceeds of $1.9 million from the sale of a former retail store location, resulting in a loss of $1.1 million that was recorded in loss (gain) on disposal of assets.

Additionally, during the nine months ended October 30, 2010, the Company received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in loss (gain) on disposal of assets.

Note 13.  Note Repurchase

During the three and nine months ended October 30, 2010, the Company repurchased $1.2 million face amount of 7.13% notes with an original maturity on August 1, 2018.  This repurchase resulted in a pretax gain of approximately $21 thousand which was recorded in net interest and debt expense during the three and nine months ended October 30, 2010.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at October 30, 2010 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 30, 2010 was approximately $729 million.  The carrying value of the Company’s long-term debt at October 30, 2010 was $747 million.  The fair value of the Company’s subordinated debentures at October 30, 2010 was approximately $187 million.  The carrying value of the Company’s subordinated debentures at October 30, 2010 was $200 million.

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of October 30, 2010	$28,748	$—	$—	$28,748
As of January 30, 2010	33,956	—	—	33,956
As of October 31, 2009	31,825	—	—	31,825

During the nine months ended October 30, 2010, long-lived assets held for sale with a carrying value of $34.0 million were written down to their fair value of $31.7 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets included selling prices from commercial real estate transactions for assets in markets that we estimated would be used by a market participant in valuing these assets.

During the nine months ended October 30, 2010, the Company also sold a former retail store location with a carrying value of $3.0 million.

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

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements.  ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 30, 2010.

EXECUTIVE OVERVIEW

Dillard’s, Inc. (the “Company”, “we”, “us” or “our”) experienced an improved third quarter of fiscal 2010 over the prior year.  Net sales from retail operations were $1,320.6 million during the quarter ended October 30, 2010, an increase of $5.1 million, or less than 1%, from the quarter ended October 31, 2009, while sales in comparable stores increased 1%.  Gross profit from retail operations improved 150 basis points of retail sales, primarily due to our inventory management efforts and resulting decrease in markdown activity.

Net sales from construction operations during the quarter ended October 30, 2010 were $23.6 million, down $20.3 million or 46% from the quarter ended October 31, 2009.  While gross profit from construction operations improved 80 basis points of construction sales, the construction industry continues to experience a decline in demand for construction services coupled with competitive pricing pressures.

Advertising, selling, administrative and general expenses company-wide were reduced by $3.6 million during the quarter ended October 30, 2010 compared to the quarter ended October 31, 2009, primarily as a result of the Company’s cost control measures combined with store closures.

The Company recorded net income for the third quarter of 2010 of $14.4 million, or $0.22 per share, compared to net income of $8.0 million, or $0.11 per share, for the third quarter of 2009.  Included in net income for the quarter ended October 30, 2010 is a $1.1 million loss ($0.02 per share) related to the sale of a closed store and a $1.2 million income tax benefit ($0.02 per share) for a decrease in a capital loss valuation allowance.  Included in net income for the quarter ended October 31, 2009 was a $10.6 million tax benefit ($0.14 per share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance.

As of October 30, 2010, we had working capital of $862.8 million, cash and cash equivalents of $167.1 million and $946.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $158.9 million for the nine months ended October 30, 2010.  Our improved cash position enabled us to repurchase $71.3 million (approximately 2.9 million shares) of our Class A Common Stock during the quarter.

As of October 30, 2010, we operated 310 total stores, including 14 clearance centers, and one internet store, a decrease of 3 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended(2)
	October 30, 2010	October 31, 2009
Net sales (in millions)	$1,344.1	$1,359.3
Net sales trend(1)	(1)%	(11)%
Gross profit (in millions)	$486.6	$466.3
Gross profit as a percentage of net sales	36.2%	34.3%
Cash flow from operations (in millions)	$158.9	$261.4
Total retail store count at end of period	310	313
Retail sales per square foot	$25	$24
Retail store sales trend	0%	(11)%
Comparable retail store sales trend	1%	(9)%
Comparable retail store inventory trend	(2)%	(23)%
Retail merchandise inventory turnover	2.4	2.3

(1)The net sales trend rate for the three months ended October 31, 2009 is based on retail segment sales only for comparability with the quarter ended November 1, 2008.

(2)Cash flow from operations data is for the nine months ended October 30, 2010 and October 31, 2009.

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

We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by such in the future.  Recent economic volatility in Asia, including rising labor costs and an unstable supply of merchandise, as well as increasing costs of transportation and cotton may put pressure on the Company’s gross margin during fiscal 2011 though it is too soon to predict the effects of these changes.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.1	2.3	2.1	2.1
	102.1	102.3	102.1	102.1
Cost of sales	63.8	65.7	64.5	67.4
Advertising, selling, administrative and general expenses	29.6	29.6	28.3	28.5
Depreciation and amortization	4.8	4.9	4.6	4.6
Rentals	0.9	1.0	0.9	1.0
Interest and debt expense, net	1.3	1.3	1.3	1.3
Loss (gain) on disposal of assets	0.1	(0.0)	(0.1)	(0.0)
Asset impairment and store closing charges	0.0	0.0	0.1	0.0

Income (loss) before income taxes and equity in losses of joint ventures	1.6	(0.2)	2.5	(0.7)
Income taxes (benefit)	0.4	(0.9)	0.8	(0.5)
Equity in losses of joint ventures	(0.1)	(0.1)	0.0	(0.1)

Net income (loss)	1.1%	0.6%	1.7%	(0.3)%

Net Sales

	Three Months Ended
	October 30,	October 31,
(in thousands of dollars)	2010	2009	$ Change
Net sales:
Retail operations segment	$1,320,568	$1,315,515	$5,053
Construction segment	23,550	43,816	(20,266)
Total net sales	$1,344,118	$1,359,331	$(15,213)

The percent change by category in the Company’s retail operations segment sales for the three months ended October 30, 2010 compared to the three months ended October 31, 2009 as well as the percentage by segment and category to total net sales for the three months ended October 30, 2010 is as follows:

	Three Months
	% Change 2010-2009	% of Net Sales
Retail operations segment
Cosmetics	1.2%	15%
Ladies’ apparel and accessories	0.5	36
Juniors’ and children’s apparel	1.2	9
Men’s apparel and accessories	(2.9)	16
Shoes	3.9	16
Home and furniture	(5.7)	6
		98
Construction segment		2
Total		100%

Net sales from the retail operations segment increased $5.1 million, or less than 1%, during the three months ended October 30, 2010 compared to the three months ended October 31, 2009 while sales in comparable stores increased 1% between the same periods.  Sales of ladies’ apparel and accessories were up slightly, and sales of cosmetics, juniors’ and children’s apparel and shoes were up moderately.  Sales in the home and furniture category were down significantly for the three-month period.

The number of sales transactions decreased 1% for the three months ended October 30, 2010 over the comparable prior year period while the average dollars per sales transaction were up slightly.  We recorded an allowance for sales returns of $7.2 million and $6.2 million as of October 30, 2010 and October 31, 2009, respectively.

Net sales from the construction segment decreased $20.3 million or 46% during the three months ended October 30, 2010 compared to the three months ended October 31, 2009 primarily because the fragile recovery of the United States economy continues to have a negative impact on demand for construction projects in private industry.

	Nine Months Ended
	October 30,	October 31,
(in thousands of dollars)	2010	2009	$ Change
Net sales:
Retail operations segment	$4,108,112	$4,096,064	$12,048
Construction segment	78,512	164,908	(86,396)
Total net sales	$4,186,624	$4,260,972	$(74,348)

The percent change by category in the Company’s retail operations segment sales for the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 as well as the percentage by segment and category to total net sales for the nine months ended October 30, 2010 is as follows:

	Nine Months
	% Change 2010-2009	% of Net Sales
Retail operations segment
Cosmetics	(0.8)%	15%
Ladies’ apparel and accessories	0.9	38
Juniors’ and children’s apparel	(0.9)	9
Men’s apparel and accessories	(0.9)	16
Shoes	4.8	15
Home and furniture	(7.6)	5
		98
Construction segment		2
Total		100%

Net sales from the retail operations segment increased $12.0 million, or less than 1% during the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 while sales in comparable stores increased 1% between the same periods.  Sales of ladies’ apparel and accessories were up slightly, and sales of shoes were up moderately.  Sales in the home and furniture category were down significantly for the nine-month period.

The number of sales transactions decreased 1% for the nine months ended October 30, 2010 over the comparable prior year period while the average dollars per sales transaction were up slightly.

Net sales from the construction segment decreased $86.4 million or 52% during the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 primarily because the fragile recovery of the United States economy continues to have a negative impact on demand for construction projects in private industry.  We expect this decreased demand will continue throughout fiscal 2010 and into the first half of fiscal 2011.

We continue to believe that in light of recent signs of modest economic improvement in the United States, we may continue to see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance.  Any further deterioration in the United States economy could have an adverse effect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns, and lower overall profitability.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	$ Change 2010-2009	$ Change 2010-2009
Service charges and other income:
Retail operations segment
Leased department income	$2,311	$2,184	$6,844	$8,245	$127	$(1,401)
Income from GE marketing and servicing alliance	20,926	24,049	64,133	65,780	(3,123)	(1,647)
Shipping and handling income	3,659	3,303	11,547	10,419	356	1,128
Other	2,000	1,823	6,896	5,496	177	1,400
	28,896	31,359	89,420	89,940	(2,463)	(520)
Construction segment	23	26	444	269	(3)	175
Total	$28,919	$31,385	$89,864	$90,209	$(2,466)	$(345)

Service charges and other income is composed primarily of income generated through the long-term marketing and servicing alliance (“Alliance”) with GE Consumer Finance (“GE”), which owns and manages the Dillard’s branded proprietary credit cards.  Income from the Alliance decreased during the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009 primarily due to reduced finance charge and late charge fee income related to recent credit regulation legislation partially offset by decreased credit losses.  Leased department income declined during the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 primarily because the licensee for the fine jewelry department ceased operations of all licensed outlets during fiscal 2009.

Gross Profit

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$485,629	$464,768	$20,861	4.5%
Construction segment	1,015	1,555	(540)	(34.7)
Total gross profit	$486,644	$466,323	$20,321	4.4%

Nine months ended
Retail operations segment	$1,483,197	$1,380,430	$102,767	7.4%
Construction segment	1,256	6,944	(5,688)	(81.9)
Total gross profit	$1,484,453	$1,387,374	$97,079	7.0%

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Gross profit as a percentage of segment net sales:
Retail operations segment	36.8%	35.3%	36.1%	33.7%
Construction segment	4.3	3.5	1.6	4.2
Total gross profit as a percentage of net sales	36.2	34.3	35.5	32.6

Gross profit improved 190 basis points of sales and 290 basis points of sales during the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009, respectively.

Gross profit from retail operations improved 150 basis points of sales and 240 basis points of sales during the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009, respectively, as a result of continuing inventory management measures leading to reduced markdown activity.  These inventory management measures include considerable adjustments to receipt cadence to shorten the period of time from receipt to sale, to reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections throughout the season.  Inventory declined 2% in both total and comparable stores as of October 30, 2010 compared to October 31, 2009.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $6 million for the three and nine months ended October 30, 2010, respectively.

During the three months ended October 30, 2010 as compared to the three months ended October 31, 2009, gross margin improved moderately in juniors’ and children’s apparel, men’s apparel and accessories and shoes while gross margin was relatively flat in cosmetics, ladies’ apparel and accessories and home and furniture.

During the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009, all merchandise categories experienced moderate gross margin improvements with the exception of cosmetics, which improved slightly.

Gross profit from the construction segment improved 80 basis points of sales during the three months ended October 30, 2010 compared to the three months ended October 31, 2009.  Gross profit from the construction segment declined 260 basis points of sales during the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009.  This decrease was the result of the decline in demand for construction services that has created pricing pressures in an already competitive marketplace.  This decrease was also due to job delays from bad weather and job underperformance resulting in the recognition of a $2.2 million loss during the first quarter of fiscal 2010 on certain electrical contracts.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$397,355	$400,887	$(3,532)	(0.9)%
Construction segment	1,139	1,233	(94)	(7.6)
Total SG&A	$398,494	$402,120	$(3,626)	(0.9)%

Nine months ended
Retail operations segment	$1,180,737	$1,209,255	$(28,518)	(2.4)%
Construction segment	3,453	3,870	(417)	(10.8)
Total SG&A	$1,184,190	$1,213,125	$(28,935)	(2.4)%

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
SG&A as a percentage of segment net sales:
Retail operations segment	30.1%	30.5%	28.7%	29.5%
Construction segment	4.8	2.8	4.4	2.3
Total SG&A as a percentage of net sales	29.6	29.6	28.3	28.5

The decline in SG&A during the periods presented primarily resulted from the Company’s expense savings measures combined with store closures.

The three-month decline in SG&A was most noted in advertising ($7.9 million) and payroll and payroll related taxes ($0.8 million) partially offset by an increase in services purchased ($4.3 million) and supplies ($1.1 million).

The nine-month decline in SG&A was most noted in advertising ($22.5 million), payroll and payroll related taxes ($20.3 million) and utilities ($2.5 million) partially offset by an increase in services purchased ($8.4 million) and supplies ($5.4 million).

The decline in payroll and payroll related taxes for the three and nine-month periods presented was a direct result of the Company’s continued efforts to match the appropriate levels of staff to its current needs.  The decline in advertising expense for the three and nine-month periods was primarily a result of the Company’s migration from newspaper media to less expensive internet marketing sources.

Depreciation and Amortization Expense

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change	% Change
Depreciation and amortization expense:
Three months ended
Retail operations segment	$64,906	$66,097	$(1,191)	(1.8)%
Construction segment	47	38	9	23.7
Total depreciation and amortization expense	$64,953	$66,135	$(1,182)	(1.8)%

Nine months ended
Retail operations segment	$192,987	$197,927	$(4,940)	(2.5)%
Construction segment	137	123	14	11.4
Total depreciation and amortization expense	$193,124	$198,050	$(4,926)	(2.5)%

The decrease of depreciation and amortization expense for the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009 is primarily a result of store closures and the Company’s continuing efforts to reduce capital expenditures.

Rentals

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$11,626	$13,942	$(2,316)	(16.6)%
Construction segment	15	23	(8)	(34.8)
Total rentals	$11,641	$13,965	$(2,324)	(16.6)%

Nine months ended
Retail operations segment	$36,537	$42,334	$(5,797)	(13.7)%
Construction segment	61	67	(6)	(9.0)
Total rentals	$36,598	$42,401	$(5,803)	(13.7)%

The decrease in rental expense for the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009 is primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$18,118	$18,409	$(291)	(1.6)%
Construction segment	(75)	(52)	(23)	44.2
Total interest and debt expense, net	$18,043	$18,357	$(314)	(1.7)%

Nine months ended
Retail operations segment	$55,520	$55,943	$(423)	(0.8)%
Construction segment	(159)	(167)	8	(4.8)
Total interest and debt expense, net	$55,361	$55,776	$(415)	(0.7)%

The decrease of net interest and debt expense for the three-month period is primarily attributed to lower average debt and earned interest on invested cash partially offset by the reduction of capitalized interest.  The decrease of net interest and debt expense for the nine-month period is primarily attributed to lower average debt and earned interest on invested cash partially offset by the reduction of capitalized interest and a prior year gain on the repurchase of debt.  Total weighted average debt decreased approximately $12.5 million and $88.9 million during the three and nine months ending October 30, 2010 compared to the three and nine months ending October 31, 2009, respectively.

Loss (Gain) on Disposal of Assets

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change
Loss (gain) on disposal of assets:
Three months ended
Retail operations segment	$934	$(116)	$1,050
Construction segment	—	—	—
Total loss (gain) on disposal of assets	$934	$(116)	$1,050

Nine months ended
Retail operations segment	$(3,280)	$(769)	$(2,511)
Construction segment	(12)	(4)	(8)
Total loss (gain) on disposal of assets	$(3,292)	$(773)	$(2,519)

During the three and nine months ended October 30, 2010, the Company received proceeds of $1.9 million from the sale of a former retail store location, resulting in a loss of $1.1 million that was recorded in loss (gain) on disposal of assets.

Additionally, during the nine months ended October 30, 2010, the Company received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in loss (gain) on disposal of assets.

Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three months ended October 30, 2010 or three and nine months ended October 31, 2009.

During the nine months ended October 30, 2010, the Company’s retail operations segment recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Income Taxes

The total amount of unrecognized tax benefits as of October 30, 2010 and October 31, 2009 was $14.0 million and $20.7 million, respectively, of which $10.3 million and $15.3 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total interest and penalties recognized in the condensed consolidated statements of income and retained earnings during the three months ended October 30, 2010 and October 31, 2009 was $0.0 million and $(1.2) million, respectively, and during the nine months ended October 30, 2010 and October 31, 2009 was $(1.4) million and $(0.9) million, respectively.  The total accrued interest and penalties in the condensed consolidated balance sheets as of October 30, 2010 and October 31, 2009 was $4.6 million and $8.5 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $3 million and $5 million.  No significant changes occurred in the tax years subject to examination by major tax jurisdictions during the three and nine months ended October 30, 2010.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 29.6% and 276.1% for the three months ended October 30, 2010 and October 31, 2009, respectively.  During the three months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a decrease in a capital loss valuation allowance.  During the three months ended October 31, 2009, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, decrease in a capital loss valuation allowance, and federal tax credits.

The Company’s estimated federal and state income tax rate, inclusive of equity in losses of joint ventures, was approximately 32.1% and 67.6% for the nine months ended October 30, 2010 and October 31, 2009, respectively.  During the nine months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, a decrease in a capital loss valuation allowance, and federal tax credit refund claims.  During the nine months ended October 31, 2009, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, decrease in a capital loss valuation allowance, and federal tax credits.

Our income tax rate for the remainder of fiscal 2010 is dependent upon results of operations and may change if the results for fiscal 2010 are different from current expectations.  We currently estimate that our effective rate for the remainder of fiscal 2010 will approximate 36%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	October 30, 2010	January 30, 2010	$ Change	% Change

Cash and cash equivalents	$167,119	$341,693	$(174,574)	(51.1)%
Long-term debt, including current portion	746,849	749,306	(2,457)	(0.3)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	2,116,565	2,304,103	(187,538)	(8.1)

Current ratio	1.76	2.28
Debt to capitalization	30.9%	29.2%

(in thousands of dollars)	October 30, 2010	October 31, 2009	$ Change	% Change

Cash and cash equivalents	$167,119	$74,077	$93,042	125.6%
Long-term debt, including current portion	746,849	749,724	(2,875)	(0.4)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	2,116,565	2,233,966	(117,401)	(5.3)

Current ratio	1.76	1.80
Debt to capitalization	30.9%	29.8%

Net cash flows from operations decreased to $158.9 million during the nine months ended October 30, 2010 compared to $261.4 million for the nine months ended October 31, 2009.  This decrease of $102.5 million was largely a result of a decrease of $179.5 million related to changes in working capital items, primarily of changes in income tax accruals, the collection of an income tax receivable and of changes in inventory.  This decrease was partially offset by higher net income, as adjusted for non-cash items, of $77.0 million for the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $64.1 million and $65.8 million from GE during the nine months ended October 30, 2010 and October 31, 2009, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects fiscal 2010 amounts to be reduced from prior year’s levels due to the challenging economy and new credit regulations.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the nine months ended October 30, 2010, the Company received proceeds of $1.9 million from the sale of a former retail store location, resulting in a loss of $1.1 million that was recorded in loss (gain) on disposal of assets.  Additionally, during the nine months ended October 30, 2010, the Company received proceeds of $4.0 million from the sale of a retail store location, resulting in a gain of $4.0 million that was recorded in loss (gain) on disposal of assets.

Capital expenditures were $73.8 million and $51.1 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.  These expenditures consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software.  During the nine months ended October 30, 2010, the Company purchased two corporate aircraft for approximately $34 million that were previously leased under operating leases, and we opened our new store locations at The Domain in Austin, Texas (200,000 square feet) and The Village at Fairview in Fairview, Texas (155,000 square feet).  There are no other planned store openings for fiscal 2010.  Capital expenditures for fiscal 2010 are expected to be approximately $105 million compared to actual expenditures of $75.1 million during fiscal 2009.

During the nine months ended October 30, 2010, we closed our store location in Helena, Montana (65,000 square feet) and recorded a negligible amount for store closing costs.  We have also announced the upcoming closures of our stores located at Coral Square Mall in Coral Springs, Florida (98,000 square feet) and Miami International Mall in Miami, Florida (98,000 square feet).  These locations are expected to close during the fourth quarter of fiscal 2010 with minimal closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $167.1 million as of October 30, 2010.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.0 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at October 30, 2010.  No borrowings were outstanding at October 30, 2010.  Letters of credit totaling $89.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $911 million at October 30, 2010.

Under the credit agreement, the Company unilaterally reduced the previous $1.2 billion credit facility by $200 million to $1.0 billion, effective September 1, 2010, in order to reduce the amount of commitment fees.  Planned inventory levels would not allow for utilization of the full $1.2 billion.  All other aspects of the credit agreement remain unchanged.  Expected savings from the time of the permanent reduction through the remaining term of the credit facility are approximately $1.1 million.

Cash used in financing activities for the nine months ended October 30, 2010 totaled $265.8 million compared to cash used in financing activities of $241.9 million for the nine months ended October 31, 2009.  This decrease of cash flow was primarily due to the repurchase of the Company’s Class A Common Stock and the payment of debt and capital lease obligations during the nine months ended October 30, 2010 partially offset by short-term borrowing and debt payments during the nine months ended October 31, 2009.

During the nine months ended October 30, 2010, the Company repurchased 10.1 million shares of stock for approximately $253.9 million (including the accrual of $12.3 million of share repurchase that had not settled as of October 30, 2010) at an average price of $25.24 per share.  At October 30, 2010, $178.7 million remained available for repurchase pursuant to authorization granted by the Company’s board of directors.

During the nine months ended October 30, 2010, the Company made principal payments on long-term debt and capital lease obligations of $16.5 million, including the payoff of approximately $13 million in capital lease obligations for two corporate aircraft.  During the nine months ended October 31, 2009, the Company made principal payments on long-term debt and capital lease obligations of $33.1 million, including the repurchase of $8.4 million face amount of 9.125% notes maturing on August 1, 2011.  This repurchase resulted in a pretax gain of approximately $1.7 million and was recorded in net interest and debt expense.

During the nine months ended October 31, 2009, the Company also paid $200.0 million of short-term borrowings under the Company’s credit facility.  No short-term borrowings were outstanding under the credit facility during the nine months ended October 30, 2010.

During fiscal 2010, the Company expects to finance its capital expenditures and its working capital requirements including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings under the credit facility during fiscal 2010, net of invested cash, to be minimal.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  statements including (a) words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2010 and fiscal 2011.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 30, 2010, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395.  The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On September 30, 2010 the court dismissed the lawsuit in its entirety. It is not known whether plaintiff intends to file an appeal.  If so, the named officers and directors intend to contest these allegations vigorously.

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

From time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business.  Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 3, 2010, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.  However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 through August 28, 2010	691,542	$21.29	691,542	$235,277,134
August 29, 2010 through October 2, 2010	457,036	23.76	457,036	224,416,201
October 3, 2010 through October 30, 2010	1,720,661	26.59	1,720,661	178,670,666
Total	2,869,239	$24.86	2,869,239	$178,670,666

In August 2010, the Company’s board of directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under a new open-ended plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.

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

DILLARD’S, INC.
(Registrant)

Date:	December 3, 2010	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)