Form 10-K
period 2011-01-29
DILLARDS INC
filed 2011-03-23
CIK 28917

Use these links to rapidly review the document

INDEX OF FINANCIAL STATEMENTS DILLARD'S, INC. AND SUBSIDIARIES Year Ended January 29, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-6140

DILLARD'S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	71-0388071 (IRS Employer Identification No.)
1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS (Address of principal executive offices)	72201 (Zip Code)

Registrant's telephone number, including area code (501) 376-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2010: $987,332,221.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 26, 2011:

CLASS A COMMON STOCK, $0.01 par value	55,966,084
CLASS B COMMON STOCK, $0.01 par value	4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2011 (the "Proxy Statement") are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS.

General

        Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest apparel and home furnishing retailers. Our Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 29, 2011, we operated 308 Dillard's stores, including 14 clearance centers, and one Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. On August 29, 2008, the Company purchased the remaining interest in CDI Contractors, LLC and CDI Contractors, Inc. ("CDI"), a former 50% equity method joint venture investment of the Company. CDI is a general contractor whose business includes constructing and remodeling stores for the Company.

        In January 2011, the Company formed a wholly-owned subsidiary that will seek to operate as a real estate investment trust ("REIT") and a wholly-owned captive insurance subsidiary ("Captive"). We believe the formation of a REIT may enhance our ability to access debt or preferred stock and thereby enhance our liquidity. Operating subsidiaries of Dillard's have transferred certain real estate interests to the REIT. Under the Captive, the following policies were in place as of January 29, 2011: (1) Workers' Compensation & General Liability—includes claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor) and (2) Accident & Health—includes certain claims for self-insured medical, health, salary and related expenses with a minimum attachment that varies and a specific limit of $300 thousand per plan participant. Additional types of coverage will be contemplated for future inclusion in the Captive.

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel and accessories	37	36	37
Juniors' and children's apparel	8	8	9
Men's apparel and accessories	17	17	18
Shoes	15	14	13
Home and furniture	6	7	7

	98	97	99
Construction segment	2	3	1

Total	100%	100%	100%

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

        We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount and Internet retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service and credit availability. We believe that our stores are in a strong competitive position with regard to each of these factors. Other retailers may compete for customers on some or all of these factors, or on other factors, and may be perceived by some potential customers as being better aligned with their particular preferences.

        Our merchandise selections include, but are not limited to, Dillard's lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, Roundtree & Yorke and Daniel Cremieux. Dillard's exclusive brands/private label merchandise program provides benefits for Dillard's and our customers. Our customers receive fashionable, higher quality product often at a savings compared to national brands. Dillard's private label merchandise program allows us to ensure Dillard's high standards are achieved, while minimizing costs and differentiating our merchandise offerings from other retailers.

        We have made a significant investment in our trademark and license portfolio, in terms of design function, advertising, quality control, manufacturing process and quick response to market trends in a quality manufacturing environment. Dillard's trademark registrations are maintained for as long as Dillard's holds the exclusive right to use the trademarks on the listed products.

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

        Certain departments in our stores are licensed to independent companies in order to provide high quality service and merchandise where specialization, focus and expertise are critical. The licensed departments vary by store to complement our own merchandising departments. The principal licensed department is an upscale women's apparel vendor in certain stores. The terms of the license agreements typically range between three and five years with one year renewals and require the licensee to pay for fixtures and to provide their own employees. We regularly evaluate the performance of the licensed departments and require compliance with established customer service guidelines. The licensee for the fine jewelry department ceased operation of all licensed outlets during fiscal 2009.

        GE Consumer Finance ("GE") owns and manages Dillard's proprietary credit cards ("proprietary cards") under a long-term marketing and servicing alliance ("Alliance") that expires in fiscal 2014. GE establishes and owns proprietary card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Alliance, we receive on-going cash compensation from GE based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. Further pursuant to this agreement, we have no continuing involvement other than to honor the proprietary cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the proprietary cards and accept payments on the proprietary cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

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

        As of January 29, 2011, we employed approximately 38,900 full-time and part-time associates, of which approximately 24% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.

        We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers and consider our relationships to be strong and mutually beneficial.

        Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively, and each included 52 weeks.

        For additional information with respect to our business, reference is made to information contained under the descriptions "Net sales," "Net income (loss)" and "Total assets" under Item 6 hereof and to information contained in Note 2 of "Notes to Consolidated Financial Statements" in Item 8 hereof.

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

        Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.    RISK FACTORS.

        The risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K for the year ended January 29, 2011, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed below do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us.

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

        We conduct our retail merchandise business under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount, Internet and mail-order retailers. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, price, quality, service and credit availability. We anticipate that intense competition will continue. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

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

        We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately

75 stores along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to "named storms"; therefore, repair and replacement costs will be borne by us for damage to any of these stores from "named storms".

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

  •
  variations in the price (including purchase discounts), availability and shipping costs of merchandise;

  •
  seasonal effects on demand for our products;

  •
  changes in the cost or availability of material or labor; and

  •
  weather and acts of God.

Litigation with customers, employees and others could harm our reputation and impact operating results.

        Lawsuits have been filed, and may continue to be filed, from customers and employees alleging discrimination. We are also susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store. Further, we may be subject to other claims in the future based on, among other things, employee discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and/or negatively impact operating results.

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

        GE owns and manages our proprietary credit cards under the Alliance that expires in fiscal 2014. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The income and cash flow that the Company receives from the Alliance is dependent upon a number of factors including the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts, GE's ability to extend credit to our customers as well as GE's funding costs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        All of our stores are owned by us or leased from third parties. At January 29, 2011, we operated 308 stores in 29 states totaling approximately 53.5 million square feet of which we owned approximately 46.5 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

        The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 29, 2011:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	11	10	—	—	1
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	9	8	1	—	—
Florida	42	38	—	4	—
Georgia	12	7	3	2	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	2	—	1	—
Indiana	3	3	—	—	—
Kansas	7	3	2	2	—
Kentucky	6	5	1	—	—
Louisiana	14	12	1	—	1
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	16	14	1	1	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	4	4	—	—	—
Ohio	15	10	5	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	7	1	—	2
Texas	61	43	11	2	5
Utah	6	4	2	—	—
Virginia	8	5	2	1	—
Wyoming	1	1	—	—	—

Total	308	240	41	17	10

        At January 29, 2011, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Nashville, TN	285,000	Leased
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned

Total		3,329,000

        Additional information is contained in Notes 1, 3, 13 and 14 of "Notes to Consolidated Financial Statements," in Item 8 hereof.

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

        From time to time, the Company is involved in other litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 23, 2011, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	66	Director; Chief Executive Officer	1998	None
Alex Dillard	61	Director; President	1998	Brother of William Dillard, II
Mike Dillard	59	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	64	Director; Executive Vice President	1998	Sister of William Dillard, II
James I. Freeman	61	Director; Senior Vice President; Chief Financial Officer	1988	None
Steven K. Nelson	53	Vice President	1988	None
Robin Sanderford	64	Vice President	1998	None
Paul J. Schroeder, Jr.	63	Vice President; General Counsel	1998	None
Burt Squires	61	Vice President	1984	None
Julie A. Taylor	59	Vice President	1998	None
David Terry	61	Vice President	1992	None
Richard B. Willey*	60	Vice President	2010	None

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

        The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2010 and 2009 are presented in the table below:

	2010		2009		Dividends per Share
	High	Low	High	Low	2010	2009
First	$31.22	$14.94	$8.00	$2.96	$0.04	$0.04
Second	29.88	19.91	11.50	7.10	0.04	0.04
Third	27.80	19.26	15.72	9.87	0.04	0.04
Fourth	44.50	25.31	20.17	12.57	0.04	0.04

        While the Company expects to continue paying quarterly cash dividends during fiscal 2011, all subsequent dividends will be reviewed quarterly and declared by the Board of Directors.

Stockholders

        As of February 26, 2011, there were 3,420 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.

Repurchase of Common Stock

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2010 through November 27, 2010	1,827,750	$29.07	1,827,750	$125,537,042
November 28, 2010 through January 1, 2011	1,261,000	38.21	1,261,000	77,351,674
January 2, 2011 through January 29, 2011	1,493,650	39.29	1,493,650	18,669,699

Total	4,582,400	$34.92	4,582,400	$18,669,699

        In August 2010, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock. This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The plan has no expiration date, and remaining availability pursuant to the Company's share repurchase program was $18.7 million as of January 29, 2011.

        In February 2011, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock. This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The plan has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

        The information concerning the Company's equity compensation plans is incorporated by reference here to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information".

Company Performance

        For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's Supercomposite Department Stores Index. The cumulative total return on the Company's Class A Common Stock assumes $100 invested in such stock on January 29, 2006 and assumes reinvestment of dividends.

	2006	2007	2008	2009	2010
Dillard's, Inc.	135.81	80.22	17.25	66.94	163.94
S&P 500	114.77	112.66	68.21	90.88	110.26
S&P Supercomposite Department Stores	145.06	93.86	42.70	72.09	83.89

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands of dollars, except per share data)

	2010	2009	2008	2007	2006*
Net sales	$6,120,961	$6,094,948	$6,830,543	$7,207,417	$7,636,056
Percent change	0%	-11%	-5%	-6%	1%
Cost of sales	3,976,063	4,102,892	4,827,769	4,786,655	5,032,351
Percent of sales	65.0%	67.3%	70.7%	66.4%	65.9%
Interest and debt expense, net	73,792	74,003	88,821	91,556	87,642
Income (loss) before income taxes and equity in (losses) earnings of joint ventures	268,716	84,525	(380,005)	60,518	253,842
Income taxes (benefit)	84,450	12,690	(140,520)	13,010	20,580
Equity in (losses) earnings of joint ventures	(4,646)	(3,304)	(1,580)	6,253	12,384
Net income (loss)	179,620	68,531	(241,065)	53,761	245,646
Net income (loss) per diluted common share	2.67	0.93	(3.25)	0.68	3.05
Dividends per common share	0.16	0.16	0.16	0.16	0.16
Book value per common share	34.79	31.21	30.65	33.45	32.19
Average number of diluted shares outstanding	67,174,163	73,783,960	74,278,461	79,103,423	80,475,210
Accounts receivable(1)	25,950	63,222	87,998	10,880	10,508
Merchandise inventories	1,290,147	1,300,680	1,374,394	1,779,279	1,772,150
Property and equipment, net	2,595,514	2,780,837	2,973,151	3,190,444	3,146,626
Total assets	4,374,166	4,606,327	4,745,844	5,338,129	5,396,735
Long-term debt	697,246	747,587	757,689	760,165	956,611
Capital lease obligations	11,383	22,422	24,116	25,739	28,328
Other liabilities	205,916	213,471	220,911	217,403	206,122
Deferred income taxes	341,689	349,722	378,348	436,541	448,770
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	2,086,720	2,304,103	2,251,115	2,514,111	2,579,789
Number of stores
Opened	2	0	10	9	8
Closed(2)	3	6	21	11	10
Total—end of year	308	309	315	326	328

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

2010

        The items below amount to a net $10.4 million pretax gain ($16.4 million after tax gain or $0.24 per diluted share).

  •
  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per diluted share) for asset impairment and store closing charges related to the write-down of one property currently held for sale (see Note 14 of the Notes to Consolidated Financial Statements).

  •
  a $7.5 million pretax gain ($4.8 million after tax or $0.07 per diluted share) on proceeds received for final payment related to hurricane losses.

  •
  a $5.1 million pretax gain ($3.3 million after tax or $0.05 per diluted share) related to the sale of five retail store locations.

  •
  a $9.7 million income tax benefit ($0.14 per diluted share) primarily related to net decreases in unrecognized tax benefits, interest and penalties due to resolutions of federal and state examinations; decreases in state net operating loss valuation allowances; and a decrease in a capital loss valuation allowance.

2009

        The items below amount to a net $6.6 million pretax gain ($14.7 million after tax gain or $0.19 per share).

  •
  a $3.1 million pretax charge ($2.0 million after tax or $0.03 per share) for asset impairment and store closing charges related to certain stores (see Note 14 of the Notes to Consolidated Financial Statements).

  •
  a $5.7 million pretax gain ($3.6 million after tax or $0.05 per share) related to proceeds received from settlement of the Visa Check/Mastermoney Antitrust litigation (see Note 13 of the Notes to Consolidated Financial Statements).

  •
  a $10.6 million income tax benefit ($0.14 per share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance.

  •
  a $1.7 million pretax gain ($1.0 million after tax or $0.01 per share) on the early extinguishment of debt related to the repurchase of certain unsecured notes (see Note 5 of the Notes to Consolidated Financial Statements).

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

        Dillard's, Inc. operates 308 retail department stores in 29 states. Our retail stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price, including national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

        In August of 2008, we purchased the remaining interest in CDI, a former 50% equity method joint venture investment of the Company. CDI is a general contractor whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

        In accordance with the National Retail Federation fiscal reporting calendar, the fiscal 2010, 2009 and 2008 reporting periods presented and discussed below ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, and each contained 52 weeks.

Fiscal 2010

        A return of consumer confidence over the past year had a significant impact on the Company's operations. Retail sales and gross margin improved during the year as we remained focused on our core initiatives of disciplined inventory management and controlled spending. We reported improved operating results, with net income increasing to $179.6 million, or $2.67 per share, during fiscal 2010 compared to $68.5 million, or $0.93 per share, during fiscal 2009.

        Included in net income for fiscal 2010 are:

  •
  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of one property currently held for sale;

  •
  a $7.5 million pretax gain ($4.8 million after tax or $0.07 per share) on proceeds received for final payment related to hurricane losses;

  •
  a $5.1 million pretax gain ($3.3 million after tax or $0.05 per share) related to the sale of five retail store locations; and

  •
  a $9.7 million income tax benefit ($0.14 per share) primarily related to net decreases in unrecognized tax benefits, interest and penalties due to resolutions of federal and state examinations; decreases in state net operating loss valuation allowances; and a decrease in a capital loss valuation allowance.

        Included in net income for fiscal 2009 are:

  •
  a $3.1 million pretax charge ($2.0 million after tax or $0.03 per share) for asset impairment and store closing charges;

  •
  a $5.7 million pretax gain ($3.6 million after tax or $0.05 per share) related to proceeds received from settlement of the Visa Check/Mastermoney Antitrust litigation;

  •
  a $10.6 million income tax benefit ($0.14 per share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance;

  •
  a $1.7 million pretax gain ($1.0 million after tax or $0.01 per share) on the early extinguishment of debt; and

  •
  a $2.3 million pretax gain ($1.5 million after tax or $0.02 per share) related to the sale of a store.

        Highlights of fiscal 2010 as compared to fiscal 2009 are:

  •
  Earnings per share of $2.67 compared to $0.93 for the prior year. Net income was $179.6 million for fiscal 2010 compared to $68.5 million for fiscal 2009;

  •
  Gross margin from retail operations improved 190 basis points of sales compared to the prior year with a comparable store inventory decline of 2%;

  •
  Operating expense leverage of 40 basis points of sales. Operating expenses as a percent of sales were 26.6% and 27.0% for fiscal 2010 and fiscal 2009, respectively; and

  •
  Cash flow from operations of $512.9 million allowed the repurchase of approximately $413.9 million (14.6 million shares) of Class A Common Stock under the Company's share repurchase programs. Total shares outstanding at January 29, 2011 were 60.0 million shares compared to 73.8 million shares at January 30, 2010.

        As of January 29, 2011, we had working capital of $870.7 million, cash and cash equivalents of $343.3 million and $946.4 million of total debt outstanding. We operated 308 total stores as of January 29, 2011, a decrease of one store from the same period last year.

Key Performance Indicators

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
(retail segment only, excluding cash flow data)	January 29, 2011	January 30, 2010	January 31, 2009
Net sales (in millions)	$6,020.0	$5,890.0	$6,742.6
Gross profit (in millions)	$2,142.9	$1,982.9	$1,998.6
Gross profit as a percentage of net sales	35.6%	33.7%	29.6%
Cash flow from operations (in millions)	$512.9	$554.0	$350.0
Total store count at end of period	308	309	315
Sales per square foot	$113	$110	$124
Net sales trend	2%	(13)%	(6)%
Comparable store sales trend	3%	(10)%	(7)%
Comparable store inventory trend	(2)%	(5)%	(20)%
Merchandise inventory turnover	2.8	2.6	2.6

Trends and Uncertainties

        Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

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

        We do not believe that inflation has had a material effect on our results during the periods presented; however, there can be no assurance that our business will not be affected by such in the future. In response to recent economic volatility in Asia and to increasing fabric prices (including cotton) and overseas wages, we have sought solutions to help minimize the effects of these events on our operations during fiscal 2011 by (1) negotiating efficiencies through our longstanding relationships with our current suppliers, (2) considering alternative manufacturing sources, (3) redesigning our garments and incorporating other types of fibers where appropriate and (4) adjusting price points as necessary. Consequently, we believe the effects of these currently known trends on our gross margins in fiscal 2011 will be minimal.

2011 Guidance

        A summary of estimates on key financial measures for fiscal 2011 is shown below. There have been no changes in the estimates for 2011 since the Company released its fourth quarter earnings on February 22, 2011.

(in millions of dollars)	Fiscal 2011 Estimated	Fiscal 2010 Actual
Depreciation and amortization	$260	$262
Rentals	46	51
Interest and debt expense, net	71	74
Capital expenditures	150	98

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

        Equity in losses of joint ventures.    Equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures, including the equity in earnings of CDI prior to the purchase of its remaining interest and subsequent consolidation on August 29, 2008.

Critical Accounting Policies and Estimates

        The Company's accounting policies are also described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in this note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates.

        Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

        Merchandise inventory.    Approximately 97% of the inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of LIFO RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that the Company's LIFO RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $9 million for fiscal 2010.

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

        Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $7.3 million and $6.4 million as of January 29, 2011 and January 30, 2010, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the years ended January 29, 2011, January 30, 2010 and January 31, 2009.

        The Company's share of income earned under the Alliance with GE involving the Dillard's branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $85 million, $89 million and $110 million from GE in fiscal 2010, 2009 and 2008, respectively. Pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

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

        Vendor allowances.    The Company receives concessions from vendors through a variety of programs and arrangements, including co-operative advertising, payroll reimbursements and margin maintenance programs.

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

        Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a newly-formed, wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 29, 2011 and January 30, 2010, insurance accruals of $52.9 million and $51.7 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2010 and 2009, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.4 million for fiscal 2010.

        Long-lived assets.    The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

        The total amount of unrecognized tax benefits as of January 29, 2011 and January 30, 2010 was $9.1 million and $18.2 million, respectively, of which $6.3 million and $13.8 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of operations as of January 29, 2011, January 30, 2010 and January 31, 2009 was $(2.3) million, $(2.0) million, and $0.6 million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of January 29, 2011 and January 30, 2010 was $3.7 million and $7.1 million, respectively.

        The Company is currently being examined by the Internal Revenue Service ("IRS") for the fiscal tax years 2008 through 2009. During fiscal 2010, the IRS completed its examination of the Company's federal income tax returns for the fiscal tax years 2006 through 2007. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. During fiscal 2010, the Company reached settlements with federal and state taxing jurisdictions which resulted in reductions in the liability for unrecognized tax benefits. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2006 and forward, with the exception of fiscal 2003 through 2005 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's federal and various state income tax audits. The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $2.5 million. Changes in the Company's assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

        Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 5.5% as of January 29, 2011 from 5.7% as of January 30, 2010. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $132 million is appropriately stated as of January 29, 2011; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $7.5 million. The Company expects to make a contribution to the pension plan of approximately $5.7 million in fiscal 2011. The Company expects pension expense to be approximately $13.1 million in fiscal 2011 with a liability of $139.7 million at January 28, 2012.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 29, 2011		January 30, 2010		January 31, 2009
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,120,961	100.0%	$6,094,948	100.0%	$6,830,543	100.0%
Service charges and other income	132,574	2.2	131,680	2.2	157,897	2.3

	6,253,535	102.2	6,226,628	102.2	6,988,440	102.3

Cost of sales	3,976,063	65.0	4,102,892	67.3	4,827,769	70.7
Advertising, selling, administrative and general expenses	1,625,793	26.6	1,644,091	27.0	1,932,732	28.3
Depreciation and amortization	261,550	4.3	262,877	4.3	284,287	4.2
Rentals	51,045	0.8	58,363	1.0	61,481	0.9
Interest and debt expense, net	73,792	1.2	74,003	1.2	88,821	1.3
Gain on disposal of assets	(5,632)	(0.1)	(3,207)	(0.1)	(24,567)	(0.4)
Asset impairment and store closing charges	2,208	0.0	3,084	0.1	197,922	2.9

Income (loss) before income taxes and equity in losses of joint ventures	268,716	4.4	84,525	1.4	(380,005)	(5.6)
Income taxes (benefit)	84,450	1.4	12,690	0.2	(140,520)	(2.1)
Equity in losses of joint ventures	(4,646)	(0.1)	(3,304)	(0.1)	(1,580)	0.0

Net income (loss)	$179,620	2.9%	$68,531	1.1%	$(241,065)	(3.5)%

Sales

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales:
Retail operations segment	$6,020,043	$5,889,961	$6,742,600
Construction segment	100,918	204,987	87,943

Total net sales	6,120,961	6,094,948	6,830,543

        The percent change by category in the Company's retail operations segment sales for the past two years is as follows:

	Percent Change
	Fiscal 2010 - 2009	Fiscal 2009 - 2008
Cosmetics	(0.1)%	(8.7)%
Ladies' apparel and accessories	2.4	(13.2)
Juniors' and children's apparel	1.6	(14.3)
Men's apparel and accessories	1.8	(14.1)
Shoes	7.3	(6.5)
Home and furniture	(3.6)	(22.4)

2010 Compared to 2009

        Net sales from the retail operations segment increased $130.1 million or 2% during fiscal 2010 as compared to fiscal 2009 while sales in comparable stores improved 3%. Sales of shoes were up significantly, and sales of ladies' apparel and accessories, men's apparel and accessories and juniors' and children's apparel were up moderately. Sales of cosmetics were flat while sales in the home and furniture category were down moderately.

        The number of sales transactions increased 1% over the prior year, and the average dollars per sales transaction increased slightly.

        Net sales from the construction segment decreased $104.1 million or 51% during fiscal 2010 as compared to fiscal 2009 primarily because the weak recovery of the United States economy continues to have a negative impact on demand for construction projects in private industry.

        We continue to believe that in light of recent signs of modest economic improvement, we may see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance. Any further deterioration in the United States economy could have an adverse effect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns, and lower overall profitability.

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

Exclusive Brand Merchandise

        Sales penetration of exclusive brand merchandise for fiscal years 2010, 2009 and 2008 was 22.7%, 23.8% and 24.0% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008	2010 - 2009	2009 - 2008	2010 - 2009	2009 - 2008
Service charges and other income:
Retail operations segment
Income from GE marketing and servicing alliance	$84.7	$88.7	$109.7	$(4.0)	$(21.0)	(4.5)%	(19.1)%
Leased department income	10.0	10.8	13.8	(0.8)	(3.0)	(7.4)	(21.7)
Shipping and handling income	17.2	15.4	15.7	1.8	(0.3)	11.7	(1.9)
Visa Check/Mastermoney Antitrust settlement proceeds	0.4	5.7	0.4	(5.3)	5.3	(93.0)	+100.0
Hurricane settlement	7.5	—	—	7.5	—	+100.0	—
Other	11.1	10.7	17.6	0.4	(6.9)	3.7	(39.2)

	130.9	131.3	157.2	(0.4)	(25.9)	(0.3)	(16.5)
Construction segment	1.7	0.4	0.7	1.3	(0.3)	+100.0	(42.9)

Total	$132.6	$131.7	$157.9	$0.9	$(26.2)	0.7%	(16.6)%

2010 Compared to 2009

        Service charges and other income is composed primarily of income from the Alliance with GE. Income from the Alliance decreased $4.0 million in fiscal 2010 compared to fiscal 2009 due to reduced finance charge and late charge fee income related to recent credit regulation legislation partially offset by decreased credit losses. Also included in service charges and other income were (1) proceeds of $0.4 million and $5.7 million during fiscal 2010 and 2009, respectively, from the Visa Check/Mastermoney Antitrust litigation settlement and (2) proceeds of $7.5 million received during fiscal 2010 as final payment related to hurricane losses.

2009 Compared to 2008

        Service charges and other income decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of lower income from the Alliance with GE. Income from the Alliance decreased $21.0 million in fiscal 2009 compared to fiscal 2008 due to a lower penetration rate of Dillard's branded proprietary credit card and increased credit losses partially offset by lower funding costs. Also included in service charges and other income were proceeds of $5.7 million and $0.4 million during fiscal 2009 and 2008, respectively, from the Visa Check/Mastermoney Antitrust litigation settlement.

Gross Profit

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Gross profit:
Retail operations segment	$2,142,913	$1,982,858	$1,998,623
Construction segment	1,985	9,198	4,151

Total gross profit	$2,144,898	$1,992,056	$2,002,774

Gross profit as a percentage of segment net sales:
Retail operations segment	35.6%	33.7%	29.6%
Construction segment	2.0	4.5	4.7
Total gross profit as a percentage of net sales	35.0	32.7	29.3

2010 Compared to 2009

        Gross profit improved 230 basis points of sales during fiscal 2010 compared to fiscal 2009. Gross profit from retail operations improved 190 basis points of sales during the same periods as a result of continuing inventory management measures leading to reduced markdown activity. These inventory management measures include considerable adjustment to receipt cadence to shorten the period of time from receipt to sale, to reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections throughout the season. Inventory in comparable stores declined 2% as of January 29, 2011 compared to January 30, 2010.

        Most merchandise categories experienced moderate improvements in gross margin during fiscal 2010 compared to fiscal 2009, while cosmetics and home and furniture improved only slightly.

        Gross profit from the construction segment declined 250 basis points of sales during fiscal 2010 compared to fiscal 2009. This decrease was the result of the decline in demand for construction services that has created pricing pressures in an already competitive marketplace. This decrease was also due to job delays from bad weather and job underperformance resulting in the recognition of a $2.5 million loss during fiscal 2010 on certain electrical contracts.

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

Advertising, Selling, Administrative and General Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
SG&A:
Retail operations segment	$1,621,190	$1,638,538	$1,930,356
Construction segment	4,603	5,553	2,376

Total SG&A	$1,625,793	$1,644,091	$1,932,732

SG&A as a percentage of segment net sales:
Retail operations segment	26.9%	27.8%	28.6%
Construction segment	4.6	2.7	2.7
Total SG&A as a percentage of net sales	26.6	27.0	28.3

2010 Compared to 2009

        SG&A decreased $18.3 million during fiscal 2010 compared to fiscal 2009 primarily as a result of the Company's expense savings measures combined with store closures. The decline was most noted in advertising ($28.7 million), payroll and related payroll taxes ($9.3 million) and property taxes ($7.2 million) partially offset by increases in services purchased ($14.4 million) and supplies ($6.4 million) and insurance ($5.6 million). The decrease in advertising expense was primarily a result of the Company's migration from newspaper media to less expensive internet marketing sources.

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

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Depreciation and amortization:
Retail operations segment	$261,368	$262,709	$284,222
Construction segment	182	168	65

Total depreciation and amortization	$261,550	$262,877	$284,287

2010 Compared to 2009

        Depreciation and amortization expense decreased $1.3 million during fiscal 2010 compared to fiscal 2009 primarily as a result of store closures and the Company's continuing efforts to reduce capital expenditures.

2009 Compared to 2008

        Depreciation and amortization expense decreased $21.4 million during fiscal 2009 compared to fiscal 2008 primarily as a result of the Company's continuing efforts to reduce capital expenditures and of store closures that occurred and impairment charges that were recorded mainly during the fourth quarter of fiscal 2008.

Rentals

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Rentals:
Retail operations segment	$50,967	$58,273	$61,445
Construction segment	78	90	36

Total rentals	$51,045	$58,363	$61,481

2010 Compared to 2009

        Rental expense declined $7.3 million or 12.5% in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in the amount of equipment leased by the Company.

2009 Compared to 2008

        Rental expense declined $3.1 million or 5.1% in fiscal 2009 compared to fiscal 2008 primarily due to store closures that occurred during the second half of fiscal 2008 as the Company executed its plan to exit under-performing locations.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Interest and debt expense (income), net:
Retail operations segment	$74,009	$74,256	$88,945
Construction segment	(217)	(253)	(124)

Total interest and debt expense, net	$73,792	$74,003	$88,821

2010 Compared to 2009

        Net interest and debt expense declined $0.2 million in fiscal 2010 compared to fiscal 2009 primarily due to lower average debt levels and earned interest on invested cash partially offset by the elimination of capitalized interest and gain on prior year debt repurchases. Total weighted average debt outstanding during fiscal 2010 decreased approximately $63.4 million compared to fiscal 2009.

2009 Compared to 2008

        Net interest and debt expense declined $14.8 million in fiscal 2009 compared to fiscal 2008 primarily due to lower average debt levels and a $1.7 million pretax gain on repurchases of outstanding notes in 2009 partially offset by reduced capitalized interest of $1.2 million. Total weighted average debt outstanding during fiscal 2009 decreased approximately $285.6 million compared to fiscal 2008.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Gain on disposal of assets:
Retail operations segment	$5,620	$3,203	$24,563
Construction segment	12	4	4

Total gain on disposal of assets	$5,632	$3,207	$24,567

Fiscal 2010

        During fiscal 2010, the Company sold three vacant retail store properties located in Austin, Texas, Macon, Georgia and Chesapeake, Virginia for $7.3 million, resulting in a $3.1 million net pretax gain. The Company also sold two retail store properties located in Coral Springs, Florida and Miami, Florida for $10.0 million, resulting in a $2.0 million pretax gain.

Fiscal 2009

        During fiscal 2009, the Company sold a vacant retail store location in Kansas City, Missouri resulting in a $2.3 million pretax gain.

Fiscal 2008

        During fiscal 2008, the Company sold its retail store location at Rivercenter in San Antonio, Texas for $8.0 million, resulting in a pretax gain of $7.2 million on the sale. The Company also purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million note payable, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A pretax gain of $17.6 million was recognized related to the sale.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Asset impairment and store closing charges:
Retail operations segment	$2,208	$3,084	$197,922
Construction segment	—	—	—

Total asset impairment and store closing charges	$2,208	$3,084	$197,922

Fiscal 2010

        Asset impairment and store closing charges for fiscal 2010 consisted of the write-down of one property currently held for sale.

Fiscal 2009

        Asset impairment and store closing charges for fiscal 2009 consisted of the write-down of property of $3.9 million on two stores closed in fiscal 2008. This amount was partially offset by the renegotiation of a lease that resulted in the reduction of a future rent accrual of $0.8 million on a store closed in fiscal 2008.

Fiscal 2008

        Asset impairment and store closing charges for fiscal 2008 consisted of (1) the write-off of $31.9 million of goodwill on seven stores and a write-down of $58.8 million of investment in two mall joint ventures where the estimated future cash flows were unable to sustain the amount of goodwill and investment; (2) an accrual of $0.9 million for future rent, property tax and utility payments on one store that was closed during the year; (3) a write-down of property and equipment and an accrual for future rent, property tax and utility payments of $5.7 million on a store and distribution center that were closed during the year and (4) a write-down of property and equipment on 32 stores that were closed, scheduled to close or impaired based on the inability of the stores' estimated future cash flows to sustain their carrying values. A breakdown of the asset impairment and store closing charges for fiscal 2008 follows:

(in thousands of dollars)	Number of Locations	Impairment Amount
Store closed in prior year	1	$800
Stores closed in fiscal 2008	9	31,993
Stores to close in fiscal 2009	5	18,811
Stores impaired based on cash flows	25	86,094
Non-operating facility	1	493
Distribution center	1	925
Joint ventures	2	58,806

Total	44	$197,922

Income Taxes

        The Company's estimated federal and state income tax rate, inclusive of equity in losses of joint ventures and exclusive of the effect of nondeductible goodwill write-off, was 32.0% in fiscal 2010, 15.6% in fiscal 2009 and 40.2% in fiscal 2008.

Fiscal 2010

        During fiscal 2010, income taxes included approximately $1.4 million for an increase in deferred liabilities due to an increase in the state effective tax rate, and included the recognition of tax benefits of approximately $6.1 million for the net decrease in unrecognized tax benefits, interest, and penalties, $2.9 million for the decrease in net operating loss valuation allowances, $0.7 million for the decrease in the capital loss valuation allowance resulting from capital gain income, $1.2 million for the increase in the cash surrender value of life insurance policies, and $2.5 million due to federal tax credits. The Company is currently being examined by the IRS for the fiscal tax years 2008 and 2009. During fiscal 2010, the IRS completed its examination of the Company's federal income tax returns for the fiscal tax years 2006 and 2007. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. During fiscal 2010, the Company reached settlements with federal and state taxing jurisdictions which resulted in reductions in the liability for unrecognized tax benefits. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's financial statements.

Fiscal 2009

        During fiscal 2009, income taxes included the recognition of tax benefits of approximately $6.3 million for the net decrease in unrecognized tax benefits, interest, and penalties, $1.3 million for a decrease in deferred liabilities due to a decrease in the state effective tax rate, $4.4 million for a decrease in a capital loss valuation allowance resulting from capital gain income, and $2.4 million due to federal tax credits. During fiscal 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in unrecognized tax benefits, interest, and penalties.

Fiscal 2008

        During fiscal 2008, income taxes included the net increase in unrecognized tax benefits, interest, and penalties of approximately $2.5 million and included the recognition of tax benefits of approximately $10.5 million for a decrease in a capital loss valuation allowance resulting from capital gain income and $4.1 million due to federal tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

(in thousands of dollars)	January 29, 2011	January 30, 2010	Dollar Change	Percent Change
Cash and cash equivalents	$343,291	$341,693	$1,598	0.5%
Long-term debt, including current portion	746,412	749,306	(2,894)	(0.4)
Subordinated debentures	200,000	200,000	—	—
Stockholders' equity	2,086,720	2,304,103	(217,383)	(9.4)
Current ratio	2.05	2.28
Debt to capitalization	31.2%	29.2%

        The Company's current non-operating priorities for its use of cash are stock repurchases, debt reduction, strategic investments to enhance the value of existing properties and dividend payments to shareholders.

        At present, there are numerous general business and economic factors affecting the retail industry. These factors include: (1) consumer confidence; (2) competitive conditions; (3) the recent recession in the U.S. and numerous economies around the globe; (4) high levels of unemployment in various sectors; and (5) other factors that are both separate from, and outgrowths of, the above. These conditions may impact our comparable store sales which may result in reduced cash flows if we are not appropriately managing our inventory levels or expenses. Further, if one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and results of operations, including our ability to access capital.

        Cash flows for the three fiscal years ended were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008	2010 - 2009	2009 - 2008
Operating Activities	$512,922	$554,007	$350,005	(7.4)%	58.3%
Investing Activities	(89,615)	(63,453)	(118,191)	(41.2)	46.3
Financing Activities	(421,709)	(245,684)	(223,903)	(71.7)	(9.7)

Total Cash Provided	$1,598	$244,870	$7,911

Operating Activities

        The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 96.3% and 94.6% of total revenues in fiscal 2010 and 2009, respectively.

        Operating cash inflows also include revenue and reimbursements from the Alliance with GE, which owns and manages the Company's private label credit card business under the Alliance, and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.

        The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $85 million and $89 million from GE in fiscal 2010 and 2009, respectively. While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2011 compared to fiscal 2010. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE's funding costs. The Alliance expires in fiscal 2014.

        Net cash flows from operations decreased $41.1 million during fiscal 2010 compared to fiscal 2009. This decrease is primarily attributable to a decrease of $199.5 million related to changes in working capital items, primarily of changes in income tax accruals, the collection of an income tax receivable and of changes in inventory. This decrease was partially offset by higher net income, as adjusted for non-cash items, of $158.4 million for fiscal 2010 compared to fiscal 2009.

        Included in net income for fiscal 2010 was a $7.5 million pretax gain ($4.8 million after tax or $0.07 per share) on proceeds received for final payment related to hurricane losses.

Investing Activities

        Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.

        Capital expenditures increased $23.1 million for fiscal 2010 compared to fiscal 2009. The fiscal 2010 expenditures of $98.2 million consisted primarily of the construction of new stores, remodeling of existing stores and investments in technology equipment and software. During fiscal 2010, we purchased two corporate aircraft for approximately $34 million that were previously leased under operating leases, and we opened our new store locations at The Domain in Austin, Texas (200,000 square feet) and The Village at Fairview in Fairview, Texas (155,000 square feet).

        Store closures during fiscal 2010 were:

Closed Locations—Fiscal 2010	City	Square Feet
Capital Hill Mall	Helena, Montana	65,000
Coral Square Mall	Coral Springs, Florida	98,000
Miami International Mall	Miami, Florida	98,000

Total closed square footage		261,000

        We have also announced the upcoming closure of our Decatur Mall location in Decatur, Alabama (128,000 square feet). The store is expected to close mid-year 2011 with minimal closing costs.

        Capital expenditures for 2011 are expected to be approximately $150 million. These expenditures are primarily for the remodeling of stores and equipment upgrades, including installation of the Company's new internet fulfillment center located in Maumelle, Arkansas. There are no planned store openings for fiscal 2011.

        During fiscal 2010, 2009 and 2008, we received proceeds from the sale of property and equipment of $17.6 million, $11.6 million and $67.1 million, respectively, and recorded related gains of $5.6 million, $3.2 million and $24.6 million, respectively. During fiscal 2008, we also recorded a $3.9 million loss related to property damages sustained on one store during Hurricane Ike.

        During fiscal 2010, the Company invested an additional $9.0 million in one of its shopping mall joint ventures.

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

Financing Activities

        Our primary source of cash inflows from financing activities is generally our $1.0 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

        Cash used in financing activities increased to $421.7 million in fiscal 2010 from $245.7 million in fiscal 2009. This decrease in cash flow of $176.0 million was primarily due to the purchase of treasury stock during fiscal 2010 partially offset by short-term borrowing payments made during fiscal 2009.

        Stock Repurchase.    In November 2007, the Company's Board of Directors approved the repurchase of up to $200 million of the Company's Class A Common Stock ("2007 Stock Plan"). Availability under the 2007 Stock Plan at the beginning of fiscal 2008 was $200 million. During fiscal 2008, the Company repurchased 1.8 million shares for $17.4 million at an average price of $9.55 per share. No repurchases were made during fiscal 2009. During fiscal 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.

        In August 2010, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock ("2010 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The 2010 Stock Plan has no expiration date. During fiscal 2010, the Company repurchased 7.5 million shares for $231.3 million at an average price of $31.04 per share. At January 29, 2011, remaining availability under the 2010 Stock Plan was $18.7 million.

        In February 2011, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of the Company's Class A Common Stock under a new stock plan ("2011 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The 2011 Stock Plan has no expiration date.

        Revolving Credit Agreement.    At January 29, 2011, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (1.26% at January 29, 2011) subject to certain availability thresholds as defined in the credit agreement.

        Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $817.7 million at January 29, 2011. No borrowings were outstanding at January 29, 2011. Letters of credit totaling $90.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $727 million at January 29, 2011. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $8.7 million and $57.2 million during fiscal 2010 and 2009, respectively.

        Under the credit agreement, the Company unilaterally reduced the previous $1.2 billion credit facility by $200 million to $1.0 billion, effective September 1, 2010, in order to reduce the amount of commitment fees. Planned inventory levels would not allow for utilization of the full $1.2 billion. All other aspects of the credit agreement remain unchanged.

        The Company's credit agreement expires December 12, 2012. The Company will assess the timing and amount of a new facility later this year. Market conditions and lender capacity continue to improve.

        Long-term Debt.    At January 29, 2011, the Company had $746.4 million of long-term debt, comprised of unsecured notes, a term note and a mortgage note outstanding. The unsecured notes bear interest at rates ranging from 6.63% to 9.13% with due dates from 2011 through 2028, and the mortgage note bears interest at 9.25% with a due date of 2013. The term note, with an outstanding balance of $21.3 million as of January 29, 2011, was issued during fiscal 2008 towards the purchase of a corporate aircraft and bears interest at 5.93% with a due date of 2012.

        We reduced our net level of outstanding debt and capital leases during fiscal 2010 by $17.5 million compared to a reduction of $33.9 million in fiscal 2009. In addition to regularly scheduled payments on its term note and mortgage principal during fiscal 2010, the Company (1) paid off $13 million in capital lease obligations for two corporate aircraft during fiscal 2010 and (2) repurchased $1.2 million face amount of 7.13% notes with an original maturity on August 1, 2018.

        The debt decline in fiscal 2009 was primarily due to regular maturities of outstanding notes and scheduled payments of mortgage principal. During fiscal 2009, the Company also repurchased $8.4 million face amount of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.7 million which was recorded in net interest and debt expense. No notes were repurchased during fiscal 2008.

        As of January 29, 2011, maturities of long-term debt over the next five years (starting with year one) are $49 million, $77 million, $0, $0 and $0.

        Subordinated Debentures.    The Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company.

Fiscal 2011

        During fiscal 2011, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility. Peak borrowings under the credit facilities were approximately $126 million during fiscal 2010. Net borrowings (borrowings less cash and cash equivalents) remained below $0 during fiscal 2010, and borrowings are expected to be minimal during fiscal 2011. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

OFF-BALANCE-SHEET ARRANGEMENTS

        The Company has not created, and is not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating the Company's business. The Company does not have any off-balance-sheet arrangements or relationships that are reasonably likely to materially affect the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or the availability of capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$746,412	$49,166	$76,789	$—	$620,457
Interest on long-term debt	625,915	53,083	94,057	89,764	389,011
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	419,753	14,959	29,918	29,918	344,958
Capital lease obligations, including interest	19,241	3,191	5,679	2,856	7,515
Defined benefit plan participant payments	138,131	6,471	13,758	14,924	102,978
Other liabilities	1,953	486	1,467	—	—
Purchase obligations(1)	1,245,789	1,245,789	—	—	—
Operating leases(2)	142,174	44,710	49,559	20,480	27,425

Total contractual cash obligations(3)(4)	$3,539,368	$1,417,855	$271,227	$157,942	$1,692,344

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,234.4 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)
The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 8% of minimum lease obligations in fiscal 2010.

(3)
The total liability for unrecognized tax benefits is $12.8 million, including tax, penalty, and interest (refer to Note 7 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company believes the estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $2.5 million.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $32.7 million, gift card liabilities of $15.3 million and other liabilities of $2.9 million and have excluded these from the table above.

 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	85,751	85,751	—	—	—
Import letters of credit	5,002	5,002	—	—	—

Total commercial commitments	$90,753	$90,753	$—	$—	$—

(1)
Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $818 million at January 29, 2011) which has not been reduced by outstanding letters of credit of $90.8 million.

NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

        On January 31, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) relating to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The adoption of these changes had no material impact on the Company's consolidated financial statements.

Fair Value Measurements and Disclosures

        In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION

        This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: statements including (a) words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including statements regarding management's expectations and forecasts for the remainder of fiscal 2010 and fiscal 2011. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

(in thousands of dollars) Expected Maturity Date (fiscal year)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-term debt	$49,166	$76,789	$—	$—	$—	$620,457	$746,412	$725,383
Average fixed interest rate	9.1%	7.4%	—	—	—	7.3%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$189,520
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

        The Company is exposed to market risk from changes in the interest rates under its $1.0 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0%. The Company had weighted average borrowings of $8.7 million during fiscal 2010. Based on the average amount outstanding during fiscal 2010, a 100 basis point change in interest rates would result in an approximate $0.1 million annual change to interest expense.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of January 29, 2011. Their report appears as part of the "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in Internal Controls

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A.
Directors of the Registrant

  Information regarding directors of the Registrant is incorporated herein by reference under the headings "Election of Directors", "Audit Committee Report", "Information Regarding the Board and Its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information called for by this item is incorporated herein by reference to the information under the headings "2010 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans(2)
Equity compensation plans approved by shareholders(1)	3,351,869	$25.80	7,547,451

Total	3,351,869	$25.80	7,547,451

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company's shareholders:

•
1998 Incentive and Nonqualified Stock Option Plan

•
2000 Incentive and Nonqualified Stock Option Plan

  There are no non-shareholder approved plans. Balances presented in the table above are as of January 29, 2011.

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

Dillard's, Inc. Registrant
/s/ JAMES I. FREEMAN James I. Freeman, Senior Vice President and Chief Financial Officer
Date:	March 23, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ WILLIAM DILLARD, II William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ JAMES I. FREEMAN James I. Freeman Senior Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ ALEX DILLARD Alex Dillard President and Director	/s/ DRUE MATHENY Drue Matheny Executive Vice President and Director
/s/ MIKE DILLARD Mike Dillard Executive Vice President and Director	/s/ ROBERT C. CONNOR Robert C. Connor Director
/s/ H. LEE HASTINGS H. Lee Hastings Director	/s/ R. BRAD MARTIN R. Brad Martin Director
/s/ FRANK R. MORI Frank R. Mori Director	/s/ WARREN A. STEPHENS Warren A. Stephens Director
/s/ J. C. WATTS, JR. J. C. Watts, Jr. Director	/s/ NICK WHITE Nick White Director

Date: March 23, 2011

INDEX OF FINANCIAL STATEMENTS

DILLARD'S, INC. AND SUBSIDIARIES

Year Ended January 29, 2011

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets—January 29, 2011 and January 30, 2010	F-4
Consolidated Statements of Operations—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	F-6
Consolidated Statements of Cash Flows—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	F-7
Notes to Consolidated Financial Statements—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Dillard's, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss) and cash flows for each of the two years in the period ended January 29, 2011 present fairly, in all material respects, the financial position of Dillard's, Inc. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Dallas, Texas
March 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dillard's, Inc.
Little Rock, Arkansas

        We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of Dillard's, Inc. and subsidiaries (the "Company") for the year ended January 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Austin, TX
April 1, 2009

Consolidated Balance Sheets

Dollars in Thousands

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$343,291	$341,693
Accounts receivable	25,950	63,222
Merchandise inventories	1,290,147	1,300,680
Other current assets	42,538	43,934

Total current assets	1,701,926	1,749,529

Property and equipment:
Land and land improvements	73,844	73,844
Buildings and leasehold improvements	3,110,053	3,094,048
Furniture, fixtures and equipment	1,599,948	1,621,430
Buildings under construction	4,747	54,759
Buildings and equipment under capital leases	18,522	33,844
Less accumulated depreciation and amortization	(2,211,600)	(2,097,088)

	2,595,514	2,780,837

Other assets	76,726	75,961

Total assets	$4,374,166	$4,606,327

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$689,281	$676,501
Current portion of long-term debt	49,166	1,719
Current portion of capital lease obligations	2,184	1,775
Federal and state income taxes including current deferred taxes	90,581	89,027

Total current liabilities	831,212	769,022

Long-term debt	697,246	747,587

Capital lease obligations	11,383	22,422

Other liabilities	205,916	213,471

Deferred income taxes	341,689	349,722

Subordinated debentures	200,000	200,000

Commitments and Contingencies
Stockholders' equity:
Common stock, Class A—117,706,523 and 116,937,769 shares issued; 55,966,084 and 69,821,021 shares outstanding	1,177	1,169
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	805,422	782,746
Accumulated other comprehensive loss	(17,830)	(22,298)
Retained earnings	2,653,437	2,484,447
Less treasury stock, at cost, Class A—61,740,439 and 47,116,748 shares	(1,355,526)	(942,001)

Total stockholders' equity	2,086,720	2,304,103

Total liabilities and stockholders' equity	$4,374,166	$4,606,327

See notes to consolidated financial statements.

Consolidated Statements of Operations

Dollars in Thousands, Except Per Share Data

	Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$6,120,961	$6,094,948	$6,830,543
Service charges and other income	132,574	131,680	157,897

	6,253,535	6,226,628	6,988,440

Cost of sales	3,976,063	4,102,892	4,827,769
Advertising, selling, administrative and general expenses	1,625,793	1,644,091	1,932,732
Depreciation and amortization	261,550	262,877	284,287
Rentals	51,045	58,363	61,481
Interest and debt expense, net	73,792	74,003	88,821
Gain on disposal of assets	(5,632)	(3,207)	(24,567)
Asset impairment and store closing charges	2,208	3,084	197,922

Income (loss) before income taxes and equity in losses of joint ventures	268,716	84,525	(380,005)
Income taxes (benefit)	84,450	12,690	(140,520)
Equity in losses of joint ventures	(4,646)	(3,304)	(1,580)

Net income (loss)	$179,620	$68,531	$(241,065)

Earnings (loss) per common share:
Basic	$2.68	$0.93	$(3.25)
Diluted	2.67	0.93	(3.25)

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Dollars in Thousands, Except Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings
	Class A	Class B				Treasury Stock	Total
Balance, February 2, 2008	$1,165	$40	$778,987	$(22,211)	$2,680,690	$(924,560)	$2,514,111
Net loss	—	—	—		(241,065)	—	(241,065)
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $3,082	—	—	—	5,339	—	—	5,339

Total comprehensive loss							(235,726)
Issuance of 114,813 shares under stock bonus plans	1	—	2,068	—	—	—	2,069
Purchase of 1,826,600 shares of treasury stock	—	—	—	—	—	(17,441)	(17,441)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(11,898)	—	(11,898)

Balance, January 31, 2009	1,166	40	781,055	(16,872)	2,427,727	(942,001)	2,251,115
Net income	—	—	—		68,531	—	68,531
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $3,132	—	—	—	(5,426)	—	—	(5,426)

Total comprehensive income							63,105
Issuance of 377,461 shares under stock bonus plans	3	—	1,691	—	—	—	1,694
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(11,811)	—	(11,811)

Balance, January 30, 2010	1,169	40	782,746	(22,298)	2,484,447	(942,001)	2,304,103
Net income	—	—	—		179,620	—	179,620
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $2,579	—	—	—	4,468	—	—	4,468

Total comprehensive income							184,088
Issuance of 786,768 shares under stock option and stock bonus plans	8	—	22,676	—	—	364	23,048
Purchase of 14,641,705 shares of treasury stock	—	—	—	—	—	(413,889)	(413,889)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(10,630)	—	(10,630)

Balance, January 29, 2011	$1,177	$40	$805,422	$(17,830)	$2,653,437	$(1,355,526)	$2,086,720

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Operating activities:
Net income (loss)	$179,620	$68,531	$(241,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	263,395	264,763	286,184
Deferred income taxes	18,439	(35,350)	(57,652)
Gain on disposal of property and equipment	(5,632)	(3,207)	(24,567)
Asset impairment and store closing charges	2,208	3,084	197,922
Excess tax benefits from share-based compensation	(3,446)	—	—
Gain on repurchase of debt	(21)	(1,653)	—
Loss on disposal of hurricane assets	—	—	3,921
Share-based compensation	—	—	17
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,272	24,776	(4,256)
Decrease in merchandise inventories	10,533	73,714	404,203
Decrease (increase) in federal income tax receivable	217	74,198	(74,415)
Decrease in other current assets	626	9,408	5,361
Decrease in other assets	6,536	8,224	12,005
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	24,647	15,254	(163,796)
(Decrease) increase in income taxes payable	(21,472)	52,265	6,143

Net cash provided by operating activities	512,922	554,007	350,005

Investing activities:
Purchase of property and equipment	(98,184)	(75,089)	(189,579)
Proceeds from disposal of property and equipment	17,569	11,636	67,068
Investment in joint venture	(9,000)	—	—
Acquisition, net of cash acquired	—	—	4,320

Net cash used in investing activities	(89,615)	(63,453)	(118,191)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(17,466)	(33,888)	(199,492)
Cash dividends paid	(11,110)	(11,796)	(11,898)
Purchase of treasury stock	(413,889)	—	(17,441)
Proceeds from issuance of common stock	17,310	—	—
Excess tax benefits from share-based compensation	3,446	—	—
(Decrease) increase in short-term borrowings	—	(200,000)	5,000
Payment on line of credit fees and expenses	—	—	(72)

Net cash used in financing activities	(421,709)	(245,684)	(223,903)

Increase in cash and cash equivalents	1,598	244,870	7,911
Cash and cash equivalents, beginning of year	341,693	96,823	88,912

Cash and cash equivalents, end of year	$343,291	$341,693	$96,823

Non-cash transactions:
Accrued (prepaid) capital expenditures	$1,553	$6,592	$(1,706)
Stock awards	2,292	1,694	2,052
Capital lease transactions	3,966	—	—
Property and equipment financed by note payable	—	—	23,573
Sale of property financed by note receivable	—	—	1,255

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

        Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Fiscal years 2010, 2009 and 2008 included 52 weeks.

        Consolidation—The accompanying consolidated financial statements include the accounts of Dillard's, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures are accounted for by the equity method where the Company does not have control.

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

        Accounts Receivable—Accounts receivable primarily consists of construction receivables of CDI and the monthly settlement with GE for Dillard's share of revenue from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

        Merchandise Inventories—The last-in, first-out retail inventory method ("LIFO RIM") is used to value merchandise inventories. At January 29, 2011 and January 30, 2010, the LIFO RIM cost of merchandise was approximately equal to the first-in, first-out ("FIFO") cost of merchandise.

        Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2010 was immaterial. Capitalized interest was

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

$1.5 million and $2.6 million in fiscal 2009 and 2008, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

        Included in property and equipment as of January 29, 2011 are assets held for sale in the amount of $27.5 million. During fiscal 2010, 2009 and 2008, the Company realized gains on the disposal of property and equipment of $5.6 million, $3.2 million and $24.6 million, respectively. During fiscal 2008, we also recorded a $3.9 million loss related to property damages sustained on one store during Hurricane Ike.

        Depreciation expense on property and equipment was $262 million, $263 million and $284 million for fiscal 2010, 2009 and 2008, respectively.

        Long-Lived Assets Excluding Goodwill—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2010, 2009 and 2008, as disclosed in Note 14.

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

        As of January 31, 2009, the entire balance of goodwill was determined to be impaired because the estimated future cash flows of the related properties were unable to sustain the recorded amount of goodwill and was written off as of January 31, 2009, as disclosed in Notes 3 and 14. There was no goodwill outstanding as of January 29, 2011 and January 30, 2010.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Other Assets—Other assets include investments in joint ventures accounted for by the equity method. The carrying values of these investments were approximately $18 million and $15 million at January 29, 2011 and January 30, 2010, respectively. These joint ventures consisted of two shopping malls located in Denver, Colorado and Bonita Springs, Florida and one property located in Toledo, Ohio.

        A decline in the value of investments in joint ventures that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. During fiscal 2008, the investment in the properties in Toledo, Ohio and Denver, Colorado was determined to be impaired. The Company recorded asset impairment and store closing charges of $58.8 million to write down the investment.

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

        Insurance Accruals—The Company's consolidated balance sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company's self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company's historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). These insurance accruals are recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.

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

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated income statements. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated income statement. The lease term used for lease evaluation includes renewal option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

        Revenue Recognition—The Company's retail operations segment recognizes merchandise revenue at the "point of sale." Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded.

        GE owns and manages Dillard's branded proprietary cards under the Alliance that expires in fiscal 2014. The Company's share of income earned under the Alliance is included as a component of service charges and other income. The Company received income of approximately $85 million, $89 million and $110 million from GE in fiscal 2010, 2009 and 2008, respectively. Further pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

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

        Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. The Company determines gift card breakage income based upon historical redemption patterns. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) as a reduction of cost of sales. As of January 29, 2011 and January 30, 2010, gift card liabilities of $57.4 million and $58.5 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

        Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $106 million, $134 million and $166 million, net of cooperative advertising reimbursements of $42.9 million, $41.8 million and $59.1 million for fiscal years 2010, 2009 and 2008, respectively.

        Income Taxes—Income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

liabilities are established using statutory tax rates and are adjusted for tax rate changes. Tax positions are analyzed to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

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

        Equity in Losses of Joint Ventures—Equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures.

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

        Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2010.

        Reclassifications—Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

New Accounting Pronouncements

Consolidation of Variable Interest Entities

        On January 31, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) relating to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

about an enterprise's involvement in a variable interest entity. The adoption of these changes had no material impact on the Company's consolidated financial statements.

Fair Value Measurements and Disclosures

        In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

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

        For the Company's retail operations reportable segment, the Company determined its operating segments on a store by store basis. Each store's operating performance has been aggregated into one reportable segment. The Company's operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, the Company operates one store format under the Dillard's name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

Notes to Consolidated Financial Statements (Continued)

2. Business Segments (Continued)

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel and accessories	37	36	37
Juniors' and children's apparel	8	8	9
Men's apparel and accessories	17	17	18
Shoes	15	14	13
Home and furniture	6	7	7

	98	97	99
Construction segment	2	3	1

Total	100%	100%	100%

        The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2010 Construction	Consolidated
Net sales from external customers	$6,020,043	$100,918	$6,120,961
Gross profit	2,142,913	1,985	2,144,898
Depreciation and amortization	261,368	182	261,550
Interest and debt expense (income), net	74,009	(217)	73,792
Income (loss) before income taxes and equity in losses of joint ventures	269,644	(928)	268,716
Equity in losses of joint ventures	(4,646)	—	(4,646)
Total assets	4,332,262	41,904	4,374,166

(in thousands of dollars)	Retail Operations	Fiscal 2009 Construction	Consolidated
Net sales from external customers	$5,889,961	$204,987	$6,094,948
Gross profit	1,982,858	9,198	1,992,056
Depreciation and amortization	262,709	168	262,877
Interest and debt expense (income), net	74,256	(253)	74,003
Income before income taxes and equity in losses of joint ventures	80,472	4,053	84,525
Equity in losses of joint ventures	(3,304)	—	(3,304)
Total assets	4,524,694	81,633	4,606,327

Notes to Consolidated Financial Statements (Continued)

2. Business Segments (Continued)

(in thousands of dollars)	Retail Operations	Fiscal 2008 Construction	Consolidated
Net sales from external customers	$6,742,600	$87,943	$6,830,543
Gross profit	1,998,623	4,151	2,002,774
Depreciation and amortization	284,222	65	284,287
Interest and debt expense (income), net	88,945	(124)	88,821
(Loss) income before income taxes and equity in losses of joint ventures	(382,456)	2,451	(380,005)
Equity in losses of joint ventures	(316)	(1,264)	(1,580)
Total assets	4,660,934	84,910	4,745,844

        Intersegment construction revenues of $28.8 million, $51.9 million and $19.1 million were eliminated during consolidation and have been excluded from net sales for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

3. Goodwill

        The changes in the carrying amount of goodwill for the retail segment for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 are as follows (in thousands):

	Gross	Accumulated Impairment Losses	Net
Goodwill balance at February 2, 2008	$39,214	$(7,302)	$31,912
Impairment losses during fiscal 2008		(31,912)	(31,912)

Goodwill balance at January 31, 2009, January 30, 2010 and January 29, 2011	$39,214	$(39,214)	$—

        The goodwill write-off of $31.9 million during fiscal 2008 was for seven stores where the projected cash flows were unable to sustain the amount of goodwill. There was no further goodwill activity in fiscal 2009 and 2010.

4. Revolving Credit Agreement

        At January 29, 2011, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as the lead agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (1.26% at January 29, 2011) subject to certain availability thresholds as defined in the credit agreement.

        Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $817.7 million at January 29, 2011. No borrowings were outstanding at January 29, 2011. Letters of credit totaling $90.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $727 million at January 29, 2011. No borrowings were outstanding as of January 30, 2010. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks

Notes to Consolidated Financial Statements (Continued)

4. Revolving Credit Agreement (Continued)

of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $8.7 million and $57.2 million during fiscal 2010 and 2009, respectively.

        Under the credit agreement, the Company unilaterally reduced the previous $1.2 billion credit facility by $200 million to $1.0 billion, effective September 1, 2010, in order to reduce the amount of commitment fees. Planned inventory levels would not allow for utilization of the full $1.2 billion. All other aspects of the credit agreement remain unchanged.

5. Long-Term Debt

        Long-term debt consists of the following:

(in thousands of dollars)	January 29, 2011	January 30, 2010
Unsecured notes, at rates ranging from 6.63% to 9.13%, due 2011 through 2028	$723,194	$724,369
Term note, payable monthly through 2012 and bearing interest at a rate of 5.93%	21,295	22,177
Mortgage note, payable monthly through 2013 and bearing interest at a rate of 9.25%	1,923	2,760

	746,412	749,306
Current portion	(49,166)	(1,719)

	$697,246	$747,587

        During fiscal 2010, the Company repurchased $1.2 million face amount of 7.13% notes with an original maturity on August 1, 2018. This repurchase resulted in a pretax gain of approximately $21 thousand which was recorded in net interest and debt expense.

        During fiscal 2009, the Company repurchased $8.4 million face amount of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.7 million which was recorded in net interest and debt expense.

        During fiscal 2008, the Company purchased a corporate aircraft by exercising its option under a synthetic lease and by issuing a $23.6 million term note, secured by letters of credit. The Company then sold the aircraft for $44.5 million. A gain of $17.6 million was recognized related to the sale and was recorded in gain on disposal of assets. The note had a carrying value of $21.3 million and $22.2 million at January 29, 2011 and January 30, 2010, respectively.

        There are no financial covenants under any of the debt agreements. Building, land, and land improvements with a carrying value of $4.7 million at January 29, 2011 were pledged as collateral on the mortgage note. Maturities of long-term debt over the next five years are approximately $49 million, $77 million, $0, $0 and $0.

Notes to Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

        Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Long-term debt:
Interest	$70,325	$70,749	$75,490
Gain on early retirement of long-term debt	(21)	(1,653)	—
Amortization of debt expense	1,714	1,753	1,842

	72,018	70,849	77,332
Interest on capital lease obligations	1,398	2,005	2,154
Revolving credit facility expenses	2,769	3,693	10,263
Investment interest income	(2,393)	(2,544)	(928)

	$73,792	$74,003	$88,821

        Interest paid during fiscal 2010, 2009 and 2008 was approximately $76.4 million, $80.3 million and $90.6 million, respectively.

6. Trade Accounts Payable and Accrued Expenses

        Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 29, 2011	January 30, 2010
Trade accounts payable	$491,536	$494,372
Accrued expenses:
Taxes, other than income	61,119	59,791
Salaries, wages and employee benefits	63,823	50,421
Liability to customers	42,029	43,197
Interest	16,720	16,957
Rent	3,194	3,435
Other	10,860	8,328

	$689,281	$676,501

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Current:
Federal	$65,911	$51,679	$(84,424)
State	100	(3,639)	1,556

	66,011	48,040	(82,868)

Deferred:
Federal	18,126	(31,396)	(49,145)
State	313	(3,954)	(8,507)

	18,439	(35,350)	(57,652)

	$84,450	$12,690	$(140,520)

        A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Income tax at the statutory federal rate (inclusive of equity in losses of joint ventures)	$92,424	$28,427	$(133,555)
State income taxes, net of federal benefit (inclusive of equity in losses of joint ventures)	4,846	(89)	(6,538)
Net changes in unrecognized tax benefits, interest, and penalties /reserves	(6,062)	(6,334)	2,495
Tax benefit of federal credits	(2,473)	(2,405)	(4,069)
Nondeductible goodwill write-off	—	—	11,680
Changes in cash surrender value of life insurance policies	(1,218)	(795)	(803)
Changes in valuation allowance	(3,642)	(4,024)	(10,492)
Changes in tax rate	1,403	(1,317)	—
Other	(828)	(773)	762

	$84,450	$12,690	$(140,520)

        During fiscal 2010, income taxes included approximately $1.4 million for an increase in deferred liabilities due to an increase in the state effective tax rate, and included the recognition of tax benefits of approximately $6.1 million for the net decrease in unrecognized tax benefits, interest, and penalties, $2.9 million for the decrease in net operating loss valuation allowances, $0.7 million for the decrease in the capital loss valuation allowance resulting from capital gain income, $1.2 million for the increase in the cash surrender value of life insurance policies, and $2.5 million due to federal tax credits. During fiscal 2010, the Company reached settlements with federal and state taxing jurisdictions which resulted in reductions in the liability for unrecognized tax benefits.

        During fiscal 2009, income taxes included the recognition of tax benefits of approximately $6.3 million for the net decrease in unrecognized tax benefits, interest, and penalties, $1.3 million for a decrease in deferred liabilities due to a decrease in the state effective tax rate, $4.4 million for a decrease in a capital loss valuation allowance resulting from capital gain income, and $2.4 million due

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

to federal tax credits. During fiscal 2009, the Company reached a settlement with a state taxing jurisdiction which resulted in a reduction in unrecognized tax benefits, interest, and penalties.

        During fiscal 2008, income taxes included the net increase in unrecognized tax benefits, interest, and penalties of approximately $2.5 million and included the recognition of tax benefits of approximately $10.5 million for a decrease in a capital loss valuation allowance resulting from capital gain income and $4.1 million due to federal tax credits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 29, 2011 and January 30, 2010 are as follows:

(in thousands of dollars)	January 29, 2011	January 30, 2010
Property and equipment bases and depreciation differences	$426,276	$449,179
Joint venture bases differences	7,374	7,119
Differences between book and tax bases of inventory	61,975	51,227
Other	1,722	4,900

Total deferred tax liabilities	497,347	512,425

Accruals not currently deductible	(62,269)	(99,666)
Capital loss carryforwards	—	(212,116)
Net operating loss carryforwards	(94,429)	(150,557)
State income taxes	(3,986)	(6,199)
Other	(453)	(1,017)

Total deferred tax assets	(161,137)	(469,555)
Capital loss valuation allowance	—	212,116
Net operating loss valuation allowance	61,279	121,485

Net deferred tax assets	(99,858)	(135,954)

Net deferred tax liabilities	$397,489	$376,471

        At January 29, 2011, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $94 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2011 and 2031. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $61 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

        The change in the valuation allowances is comprised both of amounts charged to the income tax provision as shown in the reconciliation table of tax expense, as well as adjustments to the valuation allowances through other balance sheet accounts attributable to utilization and expiration of the associated net operating losses.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 29, 2011	January 30, 2010
Net deferred tax liabilities—noncurrent	$341,689	$349,722
Net deferred tax liabilities—current	55,800	26,749

Net deferred tax liabilities	$397,489	$376,471

        The total amount of unrecognized tax benefits as of January 29, 2011 and January 30, 2010 was $9.1 million and $18.2 million, respectively, of which $6.3 million and $13.8 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of operations as of January 29, 2011, January 30, 2010 and January 31, 2009 was $(2.3) million, $(2.0) million, and $0.6 million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of January 29, 2011 and January 30, 2010 was $3.7 million and $7.1 million, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Unrecognized tax benefits at beginning of period	$18,233	$27,276	$25,415
Gross increases—tax positions in prior period	—	329	1,778
Gross decreases—tax positions in prior period	(6,461)	(9,188)	(2,460)
Gross increases—current period tax positions	861	1,073	2,770
Settlements	(3,527)	(1,247)	(198)
Lapse of statute of limitations	—	(10)	(29)

Unrecognized tax benefits at end of period	$9,106	$18,233	$27,276

        The Company is currently being examined by the IRS for the fiscal tax years 2008 through 2009. During fiscal 2010, the IRS completed its examination of the Company's federal income tax returns for the fiscal tax years 2006 through 2007. The Company is also under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2006 and forward, with the exception of fiscal 2003 through 2005 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's federal and various state income tax audits. The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $2.5 million. Changes in the Company's assumptions

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

        Income taxes paid during fiscal 2010, 2009 and 2008 were approximately $57.7 million, $6.4 million and $0.5 million, respectively.

8. Subordinated Debentures

        At January 29, 2011, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters. However, the Company has no intention of exercising this right to defer interest payments.

        At January 29, 2011, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

        The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

9. Benefit Plans

        The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees may contribute up to the lesser of $16,500 ($22,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with one year of service, who elect to participate in the plan, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan. The Company incurred benefit plan expense of $15 million, $13 million and $15 million for fiscal 2010, 2009 and 2008, respectively.

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

9. Benefit Plans (Continued)

        The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 29, 2011	January 30, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$130,465	$113,513
Service cost	2,886	3,084
Interest cost	7,269	7,303
Actuarial (gain)/ loss	(4,045)	10,658
Benefits paid	(4,282)	(4,093)

Benefit obligation at end of year	$132,293	$130,465

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	4,282	4,093
Benefits paid	(4,282)	(4,093)

Fair value of Pension Plan assets at end of year	$—	$—

Funded status (benefit obligation less Pension Plan assets)	$(132,293)	$(130,465)
Unamortized prior service costs	—	—
Unrecognized net actuarial loss	—	—
Intangible asset	—	—
Unrecognized net loss	—	—

Accrued benefit cost	$(132,293)	$(130,465)

Benefit obligation in excess of Pension Plan assets	$(132,293)	$(130,465)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(132,293)	$(130,465)

Net amount recognized	$(132,293)	$(130,465)

Accumulated benefit obligation at end of year	$(126,932)	$(123,385)

        Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2010 consisted of net actuarial losses and prior service cost of $26.6 million and $1.3 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2009 consisted of net actuarial losses and prior service cost of $33.0 million and $2.0 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2008 consisted of net actuarial losses and prior service cost of $23.8 million and $2.6 million, respectively.

        Accrued benefit liability is included in other liabilities. Accumulated other comprehensive loss, net of tax benefit, is included in stockholders' equity.

        The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $2.0 million and $0.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

9. Benefit Plans (Continued)

        The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had decreased to 5.5% as of January 29, 2011 from 5.7% as of January 30, 2010. Weighted average assumptions are as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Discount rate-net periodic pension cost	5.7%	6.6%	6.3%
Discount rate-benefit obligations	5.5%	5.7%	6.6%
Rate of compensation increases	3.0%	4.0%	4.0%

        The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Components of net periodic benefit costs:
Service cost	$2,886	$3,084	$2,502
Interest cost	7,269	7,303	7,056
Net actuarial loss	2,376	1,474	2,054
Amortization of prior service cost	626	626	627

Net periodic benefit costs	$13,157	$12,487	$12,239

        The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2011	$5,700
2012	6,260
2013	6,104
2014	5,868
2015	7,815
2016 - 2020	39,980

Total payments for next ten fiscal years	$71,727

10. Stockholders' Equity

        Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

        Holders of Class A are empowered as a class to elect one-third of the members of the Board of Directors, and the holders of Class B are empowered as a class to elect two-thirds of the members of

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

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

Stock Repurchase Programs

2007 Stock Plan

        In November 2007, the Company's Board of Directors approved the repurchase of up to $200 million of the Company's Class A Common Stock ("2007 Stock Plan"). Availability under the 2007 Stock Plan at the beginning of fiscal 2008 was $200 million. During fiscal 2008, the Company repurchased 1.8 million shares for $17.4 million at an average price of $9.55 per share. No repurchases were made during fiscal 2009. During fiscal 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.

2010 Stock Plan

        In August 2010, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock ("2010 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The 2010 Stock Plan has no expiration date. During fiscal 2010, the Company repurchased 7.5 million shares for $231.3 million at an average price of $31.04 per share. At January 29, 2011, remaining availability under the 2010 Stock Plan was $18.7 million.

11. Earnings (Loss) per Share

        Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Notes to Consolidated Financial Statements (Continued)

11. Earnings (Loss) per Share (Continued)

        Earnings (loss) per common share has been computed as follows:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings (loss) available for per-share calculation	$179,620	$179,620	$68,531	$68,531	$(241,065)	$(241,065)

Average shares of common stock outstanding	66,922	66,922	73,784	73,784	74,278	74,278
Dilutive effect of stock-based compensation	—	252	—	—	—	—

Total average equivalent shares	66,922	67,174	73,784	73,784	74,278	74,278

Per share of common stock:
Net income (loss)	$2.68	$2.67	$0.93	$0.93	$(3.25)	$(3.25)

        Total stock options outstanding were 3,351,869, 4,044,369 and 5,261,375 at January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Of these, options to purchase 4,044,369 and 5,261,375 shares of Class A Common Stock at prices ranging from $24.73 to $26.57 and $24.01 to $30.47 were outstanding at January 30, 2010 and January 31, 2009, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect of their inclusion would have been antidilutive.

12. Stock-Based Compensation

        The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. As of January 29, 2011, 7,547,451 shares were available for grant under the plans and 10,899,320 shares of Class A Common Stock were reserved for issuance under the stock option plans. There were no stock options granted during fiscal 2010, 2009 and 2008.

        Stock option transactions are summarized as follows:

	Fiscal 2010
Fixed Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,044,369	$25.79
Granted	—	—
Exercised	(672,500)	25.74
Expired	(20,000)	25.74

Outstanding, end of year	3,351,869	$25.80

Options exercisable at year-end	3,351,869	$25.80

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at January 29, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$24.73 - $24.73	23,781	0.32	$24.73	23,781	$24.73
$25.74 - $25.74	2,977,500	4.99	25.74	2,977,500	25.74
$25.95 - $26.57	350,588	0.32	26.34	350,588	26.34

	3,351,869	4.46	$25.80	3,351,869	$25.80

        The intrinsic value of stock options exercised during fiscal 2010 was approximately $8.5 million. At January 29, 2011, the intrinsic value of outstanding stock options and exercisable stock options was $48.3 million.

13. Commitments and Contingencies

        Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Operating leases:
Buildings:
Minimum rentals	$20,137	$21,876	$23,529
Contingent rentals	3,884	2,772	4,264
Equipment	27,024	33,715	33,688

	$51,045	$58,363	$61,481

        Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

        The future minimum rental commitments as of January 29, 2011 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2011	44,710	3,191
2012	36,205	3,191
2013	13,354	2,488
2014	11,186	1,428
2015	9,294	1,428
After 2015	27,425	7,515

Total minimum lease payments	$142,174	19,241

Less amount representing interest		(5,674)

Present value of net minimum lease payments (of which $2,184 is currently payable)		$13,567

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

        Renewal options from three to 25 years exist on the majority of leased properties. At January 29, 2011, the Company is committed to incur costs of approximately $12 million to acquire, complete and furnish certain stores and equipment.

        We were a member of a class of a settled lawsuit against Visa U.S.A. Inc. ("Visa") and MasterCard International Incorporated ("MasterCard"). The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The settlement provided $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. We received and recorded $0.4 million, $5.7 million and $0.4 million as part of our share of the proceeds from the settlement during fiscal 2010, 2009 and 2008 respectively. This amount was recorded in service charges and other income.

        At January 29, 2011, letters of credit totaling $90.8 million were issued under the Company's $1.0 billion revolving credit facility.

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

14. Asset Impairment and Store Closing Charges

        During fiscal 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs. The charge was for the write-down of one property currently held for sale.

        During fiscal 2009, the Company recorded a pretax charge of $3.1 million for asset impairment and store closing costs. The charge consists of the write-down of property of $3.9 million on two stores closed in a prior year partially offset by the renegotiation of a future rent accrual of $0.8 million on a store closed in a prior year.

        During fiscal 2008, the Company recorded a pretax charge of $197.9 million for asset impairment and store closing costs. The charge consists of (1) the write-off of $31.9 million of goodwill on seven stores and a write-down of $58.8 million of investment in two mall joint ventures where the estimated future cash flows were unable to sustain the amount of goodwill and investment; (2) an accrual of

Notes to Consolidated Financial Statements (Continued)

14. Asset Impairment and Store Closing Charges (Continued)

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

        A breakdown of the asset impairment and store closing charges follows:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
(in thousands of dollars)	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount	Number of Locations	Impairment Amount
Stores closed in previous fiscal year	1	$2,208	2	$3,084	1	$800
Stores closed in current fiscal year	—	—	—	—	9	31,993
Stores to close in next fiscal year	—	—	—	—	5	18,811
Stores impaired based on cash flows	—	—	—	—	25	86,094
Non-operating facility	—	—	—	—	1	493
Distribution center	—	—	—	—	1	925
Joint ventures	—	—	—	—	2	58,806

Total	1	$2,208	2	$3,084	44	$197,922

        The following is a summary of the activity in the reserve established for store closing charges:

(in thousands of dollars)	Balance, Beginning of Year	Adjustments and Charges	Cash Payments	Balance, End of Year
Fiscal 2010
Rent, property taxes and utilities	$2,498	$680	$1,818	$1,360
Fiscal 2009
Rent, property taxes and utilities	5,240	691	3,433	2,498
Fiscal 2008
Rent, property taxes and utilities	4,355	4,474	3,589	5,240

        Reserve amounts are recorded in trade accounts payable and accrued expenses and other liabilities.

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

Notes to Consolidated Financial Statements (Continued)

15. Fair Value Disclosures (Continued)

        The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at January 29, 2011 and January 30, 2010 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 29, 2011 and January 30, 2010 were approximately $725 million and $645 million, respectively. The carrying value of the Company's long-term debt at January 29, 2011 and January 30, 2010 was approximately $746 million and $749 million, respectively. The fair value of the subordinated debentures at January 29, 2011 and January 30, 2010 was approximately $190 million and $150 million, respectively. The carrying value of the subordinated debentures at January 29, 2011 and January 30, 2010 was $200 million.

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

  •
  Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

		Basis of Fair Value Measurements
(in thousands)	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale
As of January 29, 2011	$27,548	$—	$—	$27,548
As of January 30, 2010	33,956	—	—	33,956

        In fiscal 2009, long-lived assets held for sale with a carrying value of $37.9 million were written down to their fair value of $34.0 million, resulting in an impairment charge of $3.9 million, which was included in earnings for the period. In fiscal 2010, long-lived assets held for sale were written down to their fair value of $27.5 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets in both periods included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

        During fiscal 2010, the Company also sold three vacant retail store properties with carrying values of $4.2 million.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Results of Operations (unaudited)

	Fiscal 2010, Three Months Ended
(in thousands of dollars, except per share data)	May 1	July 31	October 30	January 29
Net sales	$1,453,596	$1,388,910	$1,344,118	$1,934,337
Gross profit	539,335	458,474	486,644	660,445
Net income	48,834	6,828	14,381	109,577
Diluted earnings per share:
Net income	$0.68	$0.10	$0.22	$1.75

	Fiscal 2009, Three Months Ended
(in thousands of dollars, except per share data)	May 2	August 1	October 31	January 30
Net sales	$1,473,870	$1,427,771	$1,359,331	$1,833,976
Gross profit	494,291	426,760	466,323	604,682
Net income (loss)	7,663	(26,657)	8,011	79,514
Diluted earnings per share:
Net income (loss)	$0.10	$(0.36)	$0.11	$1.08

        Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

        Quarterly information for fiscal 2010 and fiscal 2009 includes the following items:

First Quarter

2010

  •
  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of one property currently held for sale.

2009

  •
  a $1.5 million pretax gain ($0.9 million after tax or $0.01 per share) on the early extinguishment of debt related to the repurchase of certain unsecured notes.

Second Quarter

2010

  •
  a $4.0 million pretax gain ($2.6 million after tax or $0.04 per share) related to the sale of a retail store location.

  •
  a $2.0 million income tax benefit ($0.03 per share) related to a state administrative settlement.

Third Quarter

2010

  •
  a $1.1 million loss ($0.7 million after tax or $0.02 per share) related to the sale of a closed store.

  •
  a $1.2 million income tax benefit ($0.02 per share) for a decrease in a capital loss valuation allowance.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Results of Operations (unaudited) (Continued)

2009

  •
  a $10.6 million income tax benefit ($0.14 per share) primarily due to state administrative settlement and a decrease in a capital loss valuation allowance.

Fourth Quarter

2010

  •
  a $7.5 million pretax gain ($4.8 million after tax or $0.08 per share) on proceeds received for final payment related to hurricane losses.

  •
  a $2.2 million pretax gain ($1.4 million after tax or $0.02 per share) related to the sale of three closed stores.

  •
  a $6.5 million income tax benefit ($0.10 per share) primarily related to net decreases in unrecognized tax benefits, interest and penalties due to resolutions of federal and state examinations; decreases in state net operating loss valuation allowances; and a decrease in a capital loss valuation allowance.

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

Exhibit Index

Number		Description
*3	(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140), as amended (Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997 in 1-6140).

*3	(b)	Amended and Restated By-Laws as currently in effect (Exhibit 4.2 to Form S-8 filed November 27, 2007 in 333-147636).

*4	(a)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1985 (Exhibit (4) in 2-85556).

*4	(b)	Indenture between the Registrant and Chemical Bank, Trustee, dated as of October 1, 1986 (Exhibit (4) in 33-8859).

*4	(c)	Indenture between Registrant and Chemical Bank, Trustee, dated as of April 15, 1987 (Exhibit 4.3 in 33-13534).

*4	(d)	Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114 and Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140).

*4	(e)	Rights Agreement between Dillard's, Inc. and Registrar and Transfer Company, as Rights Agent (Exhibit 4.1 to Form 8-K dated as of March 2, 2002 in 1-6140).

**10	(a)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10	(b)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).

**10	(c)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10	(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10	(e)	Second Amendment to Amended and Restated Credit Agreement among Dillard's, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10	(f)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillards, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10	(g)	Private Label Credit Card Program Agreement between Dillards, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10	(h)	Third Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10	(i)	Fourth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).

E-1

Number		Description
*10	(j)	Fifth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated May 4, 2007 in File No. 1-6140).

*10	(k)	Sixth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10 to Form 10-Q dated August 28, 2009 in File No. 1-6140).

21		Subsidiaries of Registrant.

23	(a)	Consent of Independent Registered Public Accounting Firm.

23	(b)	Consent of Independent Registered Public Accounting Firm.

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

***101.INS		XBRL Instance Document

***101.SCH		XBRL Taxonomy Extension Schema Document

***101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB		XBRL Taxonomy Extension Label Linkbase Document

***101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference as indicated.

**
A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

***
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

E-2