Form 10-Q
period 2011-04-30
DILLARDS INC
filed 2011-06-03
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 28, 2011	50,315,211
CLASS B COMMON STOCK as of May 28, 2011	4,010,929

Index

DILLARD’S, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	April 30,	January 29,	May 1,
	2011	2011	2010
Assets
Current assets:
Cash and cash equivalents	$147,266	$343,291	$305,296
Accounts receivable	21,494	25,950	55,088
Merchandise inventories	1,504,033	1,290,147	1,453,551
Other current assets	43,178	42,538	41,647

Total current assets	1,715,971	1,701,926	1,855,582

Property and equipment, net	2,547,924	2,595,514	2,717,977
Other assets	72,983	76,726	73,484

Total assets	$4,336,878	$4,374,166	$4,647,043

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$835,703	$689,281	$793,393
Current portion of long-term debt	49,187	49,166	1,738
Current portion of capital lease obligations	2,215	2,184	1,794
Federal and state income taxes including current deferred taxes	101,620	90,581	80,095

Total current liabilities	988,725	831,212	877,020

Long-term debt	696,783	697,246	747,145
Capital lease obligations	10,838	11,383	21,987
Other liabilities	206,809	205,916	213,493
Deferred income taxes	328,860	341,689	339,650
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,221	1,217	1,210
Additional paid-in capital	817,006	805,422	784,560
Accumulated other comprehensive loss	(17,419)	(17,830)	(21,822)
Retained earnings	2,727,879	2,653,437	2,530,433
Less treasury stock, at cost	(1,623,824)	(1,355,526)	(1,046,633)

Total stockholders’ equity	1,904,863	2,086,720	2,247,748

Total liabilities and stockholders’ equity	$4,336,878	$4,374,166	$4,647,043

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	April 30,	May 1,
	2011	2010

Net sales	$1,469,198	$1,453,596
Service charges and other income	29,558	29,065

	1,498,756	1,482,661

Cost of sales	898,886	914,261
Advertising, selling, administrative and general expenses	389,267	393,642
Depreciation and amortization	64,031	63,716
Rentals	11,430	13,014
Interest and debt expense, net	18,275	18,856
Gain on disposal of assets	(28)	(104)
Asset impairment and store closing charges	1,200	2,208

Income before income taxes and income on and equity in losses of joint ventures	115,695	77,068
Income taxes	42,710	27,280
Income on and equity in losses of joint ventures	3,692	(954)

Net income	76,677	48,834

Retained earnings at beginning of period	2,653,437	2,484,447
Cash dividends declared	(2,235)	(2,848)

Retained earnings at end of period	$2,727,879	$2,530,433

Earnings per share:
Basic	$1.33	$0.68

Diluted	$1.31	$0.68

Cash dividends declared per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	April 30,	May 1,
	2011	2010

Operating activities:
Net income	$76,677	$48,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	64,485	64,182
Gain on disposal of property and equipment	(28)	(104)
Excess tax benefits from share-based compensation	(2,434)	(26)
Asset impairment and store closing charges	1,200	2,208
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,456	8,134
Increase in merchandise inventories	(213,886)	(152,871)
(Increase) decrease in other current assets	(640)	2,214
Decrease in other assets	845	2,049
Increase in trade accounts payable and accrued expenses and other liabilities	127,867	124,578
Increase (decrease) in income taxes payable	644	(18,905)

Net cash provided by operating activities	59,186	80,293

Investing activities:
Purchases of property and equipment	(16,961)	(8,361)
Distribution from joint venture	2,481	—
Proceeds from disposal of property and equipment	15	47

Net cash used in investing activities	(14,465)	(8,314)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(956)	(839)
Cash dividends paid	(2,460)	(2,953)
Purchase of treasury stock	(247,083)	(104,996)
Proceeds from stock issuance	7,319	386
Excess tax benefits from share-based compensation	2,434	26

Net cash used in financing activities	(240,746)	(108,376)

Decrease in cash and cash equivalents	(196,025)	(36,397)
Cash and cash equivalents, beginning of period	343,291	341,693

Cash and cash equivalents, end of period	$147,266	$305,296

Non-cash transactions:
Accrued capital expenditures	$2,350	$1,400
Stock awards	2,206	1,767

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC on March 23, 2011.

Reclassifications — Certain items have been reclassified from their prior year classifications to conform to the current year presentation.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Note 2.         Business Segments

The Company operates in two reportable segments:  the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”).

For the Company’s retail operations, the Company determined its operating segments on a store by store basis.  Each store’s operating performance has been aggregated into one reportable segment.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, the Company operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers.  The Company believes that disaggregating its operating segments would not provide meaningful additional information.

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended April 30, 2011
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,455,510	$13,688	$1,469,198
Gross profit	569,684	628	570,312
Depreciation and amortization	63,985	46	64,031
Interest and debt expense (income), net	18,316	(41)	18,275
Income (loss) before income taxes and income on and equity in losses of joint ventures	116,341	(646)	115,695
Income on and equity in losses of joint ventures	3,692	—	3,692
Total assets	4,300,720	36,158	4,336,878

	Three Months Ended May 1, 2010
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,428,851	$24,745	$1,453,596
Gross profit (loss)	540,307	(972)	539,335
Depreciation and amortization	63,671	45	63,716
Interest and debt expense (income), net	18,899	(43)	18,856
Income (loss) before income taxes and income on and equity in losses of joint ventures	78,898	(1,830)	77,068
Income on and equity in losses of joint ventures	(954)	—	(954)
Total assets	4,569,287	77,756	4,647,043

Intersegment construction revenues of $5.5 million and $6.6 million were eliminated during consolidation and have been excluded from net sales for the quarters ended April 30, 2011 and May 1, 2010, respectively.

Note 3.         Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the quarters ended April 30, 2011 and May 1, 2010.

Stock option transactions for the three months ended April 30, 2011 are summarized as follows:

		Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	3,351,869	$25.80
Granted	—	—
Exercised	(366,559)	$25.88
Expired	—	—
Outstanding, end of period	2,985,310	$25.79
Options exercisable at period end	2,985,310	$25.79

During the quarter ended April 30, 2011, the intrinsic value of stock options exercised was $6.7 million.  At April 30, 2011, the intrinsic value of outstanding and exercisable stock options was $66.4 million.

Note 4.         Asset Impairment and Store Closing Charges

During the quarter ended April 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

During the quarter ended May 1, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the quarter ended April 30, 2011:

(in thousands)	Balance, Beginning of Period	Adjustments and Charges	Cash Payments	Balance, End of Period

Rentals, property taxes and utilities	$1,360	$265	$416	$1,209

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.         Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	April 30,	May 1,
	2011	2010
Basic:
Net income	$76,677	$48,834

Weighted average shares of common stock outstanding	57,463	72,295

Basic earnings per share	$1.33	$0.68

	Three Months Ended
	April 30,	May 1,
	2011	2010
Diluted:
Net income	$76,677	$48,834

Weighted average shares of common stock outstanding	57,463	72,295
Dilutive effect of stock-based compensation	1,069	—
Total weighted average equivalent shares	58,532	72,295

Diluted earnings per share	$1.31	$0.68

Total stock options outstanding were 2,985,310 and 4,029,369 at April 30, 2011 and May 1, 2010, respectively.  Of these, options to purchase 4,029,369 shares of Class A common stock at prices ranging from $24.73 to $26.57 per share were outstanding at May 1, 2010 but were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

Note 6.         Comprehensive Income

The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended
	April 30,	May 1,
	2011	2010

Net income	$76,677	$48,834
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	411	476
Total comprehensive income	$77,088	$49,310

Note 7.         Commitments and Contingencies

On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2 (the “Berry” case). The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On February 18, 2010, the Circuit Court entered an “Order of Dismissal with Prejudice and Final Judgment” dismissing the case as to all parties defendant.  The Circuit Court’s judgment was affirmed by the Arkansas Court of Appeals.  Plaintiff has appealed the decision of the Court of Appeals to the Arkansas Supreme Court where it is currently pending.  The named officers and directors will continue to contest these allegations vigorously.

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395.  The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On September 30, 2010, the court dismissed the lawsuit in its entirety with prejudice but granted plaintiff’s request to stay final judgment pending the exhaustion of all appeals in the Berry case, discussed above.  It is not known whether the court will amend its Order upon exhaustion of the Berry appeals.  If so, the named officers and directors intend to contest these allegations vigorously.

Various other legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At April 30, 2011, letters of credit totaling $85.8 million were issued under the Company’s $1.0 billion revolving credit facility.

Note 8.         Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.1 million during the quarter ended April 30, 2011.  The Company expects to make contributions to the Pension Plan of approximately $3.3 million for the remainder of fiscal 2011.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Components of net periodic benefit costs:
Service cost	$831	$721
Interest cost	1,800	1,817
Net actuarial loss	492	594
Amortization of prior service cost	157	157
Net periodic benefit costs	$3,280	$3,289

Note 9.    Revolving Credit Agreement

At April 30, 2011, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.21% at April 30, 2011) subject to certain availability thresholds as defined in the credit agreement.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $944.5 million at April 30, 2011.  No borrowings were outstanding at April 30, 2011.  Letters of credit totaling $85.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $859 million at April 30, 2011.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 10.    Stock Repurchase Programs

February 2011 Stock Plan

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock (“February 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The February 2011 Stock Plan had no expiration date.  During the quarter ended April 30, 2011, the Company repurchased 6.0 million shares for $250.0 million at an average price of $41.93 per share, which completed the authorization under the February 2011 Stock Plan.

2010 Stock Plan

In August 2010, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock (“2010 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  During the quarter ended April 30, 2011, the Company repurchased 0.4 million shares for $18.7 million at an average price of $42.19 per share, which completed the remaining authorization under the 2010 Stock Plan.

2007 Stock Plan

The Company was authorized by its Board of Directors in November 2007 to repurchase up to $200 million of its Class A Common Stock under an open-ended plan (“2007 Stock Plan”).  During the quarter ended May 1, 2010, the Company repurchased 4.2 million shares of stock for approximately $105.0 million at an average price of $24.88 per share.  At April 30, 2011, no authorization remained under the 2007 Stock Plan.

Note 11.    Income Taxes

The total amount of unrecognized tax benefits as of April 30, 2011 and May 1, 2010 was $8.4 million and $16.1 million, respectively, of which $5.6 million and $11.7 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of April 30, 2011 and May 1, 2010 was $3.6 million and $6.3 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $1.5 million.  No significant changes occurred in the tax years subject to examination by major tax jurisdictions during the quarter ended April 30, 2011.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

During the quarter ended April 30, 2011, income taxes included the recognition of tax benefits primarily due to federal tax credits and the decrease in net operating loss valuation allowances.  During the quarter ended May 1, 2010, income taxes included the recognition of tax benefits primarily due to federal tax credit refund claims.

Note 12.    Income on Joint Venture

During the quarter ended April 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

Note 13.    Fair Value Disclosures

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at April 30, 2011 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at April 30, 2011 was approximately $746 million.  The carrying value of the Company’s long-term debt at April 30, 2011 was approximately $746 million.  The fair value of the subordinated debentures at April 30, 2011 was approximately $194 million.   The carrying value of the subordinated debentures at April 30, 2011 was $200 million.

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of April 30, 2011	$26,348	$—	$—	$26,348
As of January 29, 2011	27,548			27,548

As of May 1, 2010	$31,748	$—	$—	$31,748
As of January 30, 2010	33,956	—	—	33,956

During the quarter ended April 30, 2011, long-lived assets held for sale with a carrying value of $27.5 million were written down to their fair value of $26.3 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.  During the quarter ended May 1, 2010, long-lived assets held for sale with a carrying value of $34.0 million were written down to their fair value of $31.7 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets in both periods included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

Note 14.       Recently Issued Accounting Standards

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 29, 2011.

EXECUTIVE OVERVIEW

We began fiscal 2011 with improved operating results.  Leading with increased comparable store sales during our first quarter, we were able to improve gross margin, as we continued to focus on our core initiatives of disciplined inventory management, and also reduce our operating spending.  These key factors culminated in improved net income of $76.7 million compared to $48.8 million over the prior year comparable period, and combined with $268.7 million of stock repurchases during this first quarter of 2011, earnings per share grew to $1.31 per share compared to $0.68 per share for the prior year comparable period.

Included in net income for the quarter ended April 30, 2011 are:

•                  a $4.2 million pretax gain ($2.7 million after tax or $0.05 per diluted share) related to a distribution from a mall joint venture and

•                  a $1.2 million pretax charge ($0.8 million after tax or $0.01 per diluted share) for asset impairment and store closing charges related to the write-down of one property currently held for sale.

Included in net income for the quarter ended May 1, 2010 is:

•                  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of one property currently held for sale.

Highlights of the quarter ended April 30, 2011 included:

•                  Net income of $76.7 million, or $1.31 per diluted share, compared to $48.8 million, or $0.68 per diluted share, for the quarter ended May 1, 2010

•                  Repurchase of $268.7 million (6.4 million shares) of Class A Common Stock, completing the authorization under the 2010 and 2011 stock repurchase programs

•                  A comparable store sales increase of 2%

•                  Improved merchandise gross margin of 130 basis points of sales compared to the quarter ended May 1, 2010

•                  Operating expense savings of $4.4 million (60 basis points of sales) compared to the quarter ended May 1, 2010

As of April 30, 2011, we had working capital of $727.2 million, cash and cash equivalents of $147.3 million and $946.0 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $59.2 million for the first quarter of fiscal 2011.  We operated 308 Dillard’s locations, including 14 clearance centers, and an internet store as of April 30, 2011, a decrease of 3 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	April 30, 2011	May 1, 2010
Net sales (in millions)	$1,469.2	$1,453.6
Net sales trend	1%	(1)%
Gross profit (in millions)	$570.3	$539.3
Gross profit as a percentage of net sales	38.8%	37.1%
Cash flow from operations (in millions)	$59.2	$80.3
Total retail store count at end of period	308	311
Retail sales per square foot	$27	$27
Retail store sales trend	2%	1%
Comparable retail store sales trend	2%	2%
Comparable retail store inventory trend	4%	(12)%
Retail merchandise inventory turnover	2.7	2.7

General

Net sales.  Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year.  Non-comparable store sales include:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; and sales in clearance centers.

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage notes, term note and subordinated debentures, amortization of financing costs and interest on capital lease obligations.

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment.

Asset impairment and store closing charges.  Asset impairment and store closing charges consist of write-downs to fair value of under-performing or available-for-sale properties and exit costs associated with the closure of certain stores.  Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Income on and equity in losses of joint ventures.  Income on and equity in losses of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures as well as a distribution of excess cash from one of the Company’s mall joint ventures.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended
	April 30,	May 1,
	2011	2010

Net sales	100.0%	100.0%
Service charges and other income	2.0	2.0

	102.0	102.0

Cost of sales	61.2	62.9
Advertising, selling, administrative and general expenses	26.5	27.1
Depreciation and amortization	4.4	4.4
Rentals	0.8	0.9
Interest and debt expense, net	1.2	1.3
Gain on disposal of assets	(0.0)	(0.0)
Asset impairment and store closing charges	0.1	0.1

Income before income taxes and income on and equity in losses of joint ventures	7.8	5.3
Income taxes	2.9	1.9
Income on and equity in losses of joint ventures	0.3	(0.0)

Net income	5.2%	3.4%

Net Sales

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change
Net sales:
Retail operations segment	$1,455,510	$1,428,851	$26,659
Construction segment	13,688	24,745	(11,057)
Total net sales	$1,469,198	$1,453,596	$15,602

The percent change by category in the Company’s retail operations segment sales for the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010, as well as the percentage by segment and category to total net sales, is as follows:

	% Change 2011-2010	% of Net Sales
Retail operations segment
Cosmetics	3.0%	16%
Ladies’ apparel and accessories	1.8	37
Juniors’ and children’s apparel	2.4	9
Men’s apparel and accessories	0.7	16
Shoes	5.4	16
Home and furniture	(6.4)	5
		99
Construction segment		1
Total		100%

Net sales from the retail operations segment increased $26.7 million during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010, increasing 2% in both total and comparable stores.  Sales of shoes were up significantly over the prior year and sales of men’s apparel and accessories were up slightly.  All other merchandise categories experienced a moderate increase of sales between the periods with the exception of home and furniture which had a significant decline.

The number of sales transactions decreased 2% for the quarter ended April 30, 2011 over the prior year period while the average dollars per sales transaction were up moderately.  We recorded an allowance for sales returns of $10.4 million and $8.5 million for the quarters ended April 30, 2011 and May 1, 2010, respectively.

We continue to believe that in light of recent signs of modest economic improvement in the United States, we may continue to see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance.  Any further deterioration in the United States economy could have an adverse affect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns and lower overall profitability.

Net sales from the construction segment decreased $11.1 million or 45% during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010.  We believe this decrease is primarily attributable to the negative impact that the weak recovery of the United States economy continues to have on demand for construction projects in private industry.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change	% Change
Service charges and other income:
Retail operations segment
Leased department income	$2,310	$2,201	$109	5.0%
Income from GE marketing and servicing alliance	21,131	20,194	937	4.6
Shipping and handling income	4,357	3,937	420	10.7
Other	1,739	2,368	(629)	(26.6)
	29,537	28,700	837	2.9
Construction segment	21	365	(344)	(94.2)
Total service charges and other income	$29,558	$29,065	$493	1.7

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010 primarily due to decreased credit losses partially offset by reduced finance charge and late charge fee income related to recent credit regulation legislation.

Gross Profit (Loss)

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	Change
Gross profit (loss):
Retail operations segment	$569,684	$540,307	$29,377
Construction segment	628	(972)	1,600
Total gross profit	$570,312	$539,335	$30,977

Gross profit (loss) as a percentage of segment net sales:
Retail operations segment	39.1%	37.8%	1.3%
Construction segment	4.6	(3.9)	8.5
Total gross profit as a percentage of net sales	38.8	37.1	1.7

Gross profit improved 170 basis points of sales during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010.  Gross profit from retail operations improved 130 basis points of sales during the same comparable periods as a result of the Company’s continuing inventory management measures leading to reduced markdown activity.  These improvements include notable changes to the cadence of merchandise receipts to shorten the time span between receipt of product and point of sale to help reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections.  Inventory in comparable stores increased 4% as of April 30, 2011 compared to May 1, 2010 as management has planned more aggressively in light of improved sales trends.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the quarter ended April 30, 2011.

Most merchandise categories experienced moderate improvements in gross margin during the quarter ended April 30, 2011 compared to May 1, 2010, while home and furniture improved significantly, ladies’ apparel and accessories improved slightly and cosmetics was flat.

Gross profit from the construction segment increased 850 basis points of sales during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010.  This improvement was primarily due to a $2.2 million loss recorded in the prior year on certain electrical contracts stemming from job delays due to bad weather and job underperformance.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change	% Change
SG&A:
Retail operations segment	$388,054	$392,445	$(4,391)	(1.1)%
Construction segment	1,213	1,197	16	1.3
Total SG&A	$389,267	$393,642	$(4,375)	(1.1)%

SG&A as a percentage of segment net sales
Retail operations segment	26.7%	27.5%
Construction segment	8.9	4.8
Total SG&A as a percentage of net sales	26.5	27.1

The decline in SG&A during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010 primarily resulted from decreased net advertising expenditures ($3.0 million).

Rentals

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change	% Change
Rentals:
Retail operations segment	$11,417	$12,991	$(1,574)	(12.1)%
Construction segment	13	23	(10)	(43.5)
Total rentals	$11,430	$13,014	$(1,584)	(12.2)%

The decrease in rental expense for the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010 is primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change	% Change
Interest and debt expense (income), net:
Retail operations segment	$18,316	$18,899	$(583)	(3.1)%
Construction segment	(41)	(43)	2	4.7
Total interest and debt expense, net	$18,275	$18,856	$(581)	(3.1)%

The decrease in net interest and debt expense for the quarter ended April 30, 2011 is primarily attributable to higher investment income and lower average debt levels.  Total weighted average debt decreased approximately $3.7 million during the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010.

Asset Impairment and Store Closing Charges

	Three Months Ended
(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change
Asset impairment and store closing charges:
Retail operations segment	$1,200	$2,208	$(1,008)
Construction segment	—	—	—
Total asset impairment and store closing charges	$1,200	$2,208	$(1,008)

During the quarter ended April 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

During the quarter ended May 1, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Income Taxes

The total amount of unrecognized tax benefits as of April 30, 2011 and May 1, 2010 was $8.4 million and $16.1 million, respectively, of which $5.6 million and $11.7 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of April 30, 2011 and May 1, 2010 was $3.6 million and $6.3 million, respectively.  The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $1.5 million.  No significant changes occurred in the tax years subject to examination by major tax jurisdictions during the quarter ended April 30, 2011.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

The Company’s estimated federal and state income tax rate, inclusive of income on or equity in losses of joint ventures, was approximately 35.8% for both quarters ended April 30, 2011 and May 1, 2010.  During the quarter ended April 30, 2011, income taxes included the recognition of tax benefits primarily due to federal tax credits and the decrease in net operating loss valuation allowances.  During the quarter ended May 1, 2010, income taxes included the recognition of tax benefits primarily due to federal tax credit refund claims.

Our income tax rate for the remainder of fiscal 2011 is dependent upon results of operations and may change if the results for fiscal 2011 are different from current expectations.  Our income tax rate may also change based on the way in which we finalize the tax structure of the real estate investment trust formed in January 2011.  We currently estimate that our effective rate for the remainder of fiscal 2011 will approximate 36%.

Income on Joint Venture

During the quarter ended April 30, 2011, the Company’s retail operations segment received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	April 30, 2011	January 29, 2011	$ Change	% Change
Cash and cash equivalents	$147,266	$343,291	$(196,025)	(57.1)%
Long-term debt, including current portion	745,970	746,412	(442)	(0.1)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	1,904,863	2,086,720	(181,857)	(8.7)

Current ratio	1.74	2.05
Debt to capitalization	33.2%	31.2%

(in thousands of dollars)	April 30, 2011	May 1, 2010	$ Change	% Change
Cash and cash equivalents	$147,266	$305,296	$(158,030)	(51.8)%
Long-term debt, including current portion	745,970	748,883	(2,913)	(0.4)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	1,904,863	2,247,748	(342,885)	(15.3)

Current ratio	1.74	2.12
Debt to capitalization	33.2%	29.7%

Net cash flows from operations decreased to $59.2 million during the quarter ended April 30, 2011 compared to $80.3 million for the quarter ended May 1, 2010.  This $21.1 million decrease is primarily attributable to a decrease of $45.9 million related to changes in working capital items, primarily of changes in inventories as the Company responds to improved sales trends.  This decrease was partially offset by higher net income, as adjusted for non-cash items, of $24.8 million for the quarter ended April 30, 2011 as compared to the quarter ended May 1, 2010.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $21.1 million and $20.2 million from GE during the quarters ended April 30, 2011 and May 1, 2010, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2011 compared to fiscal 2010.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

Capital expenditures were $17.0 million and $8.4 million for the quarters ended April 30, 2011 and May 1, 2010, respectively.  The current year expenditures were primarily for the remodeling of existing stores and equipment upgrades, including installation of the Company’s new internet fulfillment center located in Maumelle, Arkansas which is expected to be fully functional by early fiscal 2012.  Capital expenditures for fiscal 2011 are expected to be approximately $150 million compared to actual expenditures of $98.2 million during fiscal 2010.  There are no planned new store openings for fiscal 2011.

No stores were closed during the quarter ended April 30, 2011.  We closed our Highland Mall location in Austin, Texas (190,000 square feet) in May 2011.  We have announced the upcoming closures of our Decatur Mall location in Decatur, Alabama (128,000 square feet) and our Westminster Mall location in Westminster, Colorado (159,000 square feet), both of which are expected to close in the second quarter of fiscal 2011.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

During the quarter ended April 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

The Company had cash on hand of approximately $147 million as of April 30, 2011.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.0 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $944.5 million at April 30, 2011.  No borrowings were outstanding at April 30, 2011.  Letters of credit totaling $85.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $859 million at April 30, 2011.

Cash used in financing activities for the quarter ended April 30, 2011 totaled $240.7 million compared to cash used of $108.4 million for the quarter ended May 1, 2010.  This decrease in cash flow was primarily due to the repurchase of Company stock.

During the quarter ended April 30, 2011, the Company repurchased 6.4 million shares of stock for $268.7 million (including the accrual of $21.6 million of share repurchase that had not settled as of April 30, 2011) at an average price of $41.95 per share under its 2010 and February 2011 Stock Plans.  During the quarter ended May 1, 2010, the Company repurchased 4.2 million shares of stock for $105.0 million at an average price of $24.88 per share under its 2007 Stock Plan.  At April 30, 2011, no authorization remained under any stock plan.

In May 2011, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under a new stock plan (“May 2011 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The May 2011 Stock Plan has no expiration date.

During fiscal 2011, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings under the credit facility during fiscal 2011 to be minimal.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations,  in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company has not created, and is not party to, any special-purpose entities or off-balance-sheet arrangements for the purpose of raising capital, incurring debt or operating the Company’s business.  The Company does not have any off-balance-sheet arrangements or relationships that are reasonably likely to materially affect the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or the availability of capital resources.

NEW ACCOUNTING STANDARDS

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2011 and fiscal 2012.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 29, 2011, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2 (the “Berry” case). The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On February 18, 2010, the Circuit Court entered an “Order of Dismissal with Prejudice and Final Judgment” dismissing the case as to all parties defendant.  The Circuit Court’s judgment was affirmed by the Arkansas Court of Appeals.  Plaintiff has appealed the decision of the Court of Appeals to the Arkansas Supreme Court where it is currently pending.  The named officers and directors will continue to contest these allegations vigorously.

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395.  The lawsuit generally seeks return of monies and alleges that certain officers and directors of the Company have been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On September 30, 2010, the court dismissed the lawsuit in its entirety with prejudice but granted plaintiff’s request to stay final judgment pending the exhaustion of all appeals in the Berry case, discussed above.  It is not known whether the court will amend its Order upon exhaustion of the Berry appeals.  If so, the named officers and directors intend to contest these allegations vigorously.

From time to time, the Company is involved in other litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 3, 2011, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2011 through February 26, 2011	466,000	$42.18	466,000	$249,011,514
February 27, 2011 through April 2, 2011	4,075,222	40.30	4,075,222	84,769,163
April 3, 2011 through April 30, 2011	1,864,025	45.48	1,864,025	—
Total	6,405,247	$41.95	6,405,247	$—

During the quarter ended April 30, 2011, the Company completed the remaining authorization under the 2010 Stock Plan and February 2011 Stock Plan.  In May 2011, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under the May 2011 Stock Plan.

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

DILLARD’S, INC.
(Registrant)

Date:	June 3, 2011	/s/ James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)