Form 10-Q
period 2011-07-30
DILLARDS INC
filed 2011-09-02
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 27, 2011	47,457,387
CLASS B COMMON STOCK as of August 27, 2011	4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 30,	January 29,	July 31,
	2011	2011	2010
Assets
Current assets:
Cash and cash equivalents	$179,525	$343,291	$214,713
Accounts receivable	19,571	25,950	59,644
Merchandise inventories	1,357,845	1,290,147	1,328,228
Other current assets	44,213	42,538	43,996

Total current assets	1,601,154	1,701,926	1,646,581

Property and equipment, net	2,514,543	2,595,514	2,697,691
Other assets	61,641	76,726	69,408

Total assets	$4,177,338	$4,374,166	$4,413,680

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$706,869	$689,281	$701,695
Current portion of long-term debt	49,209	49,166	1,758
Current portion of capital lease obligations	2,247	2,184	848
Federal and state income taxes including current deferred taxes	64,057	90,581	36,483

Total current liabilities	822,382	831,212	740,784

Long-term debt	696,314	697,246	746,698
Capital lease obligations	10,285	11,383	9,655
Other liabilities	206,127	205,916	209,526
Deferred income taxes	311,274	341,689	331,350
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,225	1,217	1,211
Additional paid-in capital	827,939	805,422	785,404
Accumulated other comprehensive loss	(17,008)	(17,830)	(21,346)
Retained earnings	2,742,624	2,653,437	2,534,594
Less treasury stock, at cost	(1,623,824)	(1,355,526)	(1,124,196)

Total stockholders’ equity	1,930,956	2,086,720	2,175,667

Total liabilities and stockholders’ equity	$4,177,338	$4,374,166	$4,413,680

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	$1,441,747	$1,388,910	$2,910,945	$2,842,506
Service charges and other income	33,306	31,880	62,864	60,945

	1,475,053	1,420,790	2,973,809	2,903,451

Cost of sales	962,399	930,436	1,861,285	1,844,697
Advertising, selling, administrative and general expenses	396,037	392,054	785,304	785,696
Depreciation and amortization	64,097	64,455	128,128	128,171
Rentals	12,139	11,943	23,569	24,957
Interest and debt expense, net	18,422	18,462	36,697	37,318
Gain on disposal of assets	(2,363)	(4,122)	(2,391)	(4,226)
Asset impairment and store closing charges	—	—	1,200	2,208

Income before income taxes and income on and equity in losses of joint ventures	24,322	7,562	140,017	84,630
Income taxes (benefit)	7,010	(240)	49,720	27,040
Income on and equity in losses of joint ventures	253	(974)	3,945	(1,928)

Net income	17,565	6,828	94,242	55,662

Retained earnings at beginning of period	2,727,879	2,530,433	2,653,437	2,484,447
Cash dividends declared	(2,820)	(2,667)	(5,055)	(5,515)

Retained earnings at end of period	$2,742,624	$2,534,594	$2,742,624	$2,534,594

Earnings per share:
Basic	$0.32	$0.10	$1.69	$0.80
Diluted	$0.32	$0.10	$1.66	$0.80

Cash dividends declared per common share	$0.05	$0.04	$0.09	$0.08

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	July 30,	July 31,
	2011	2010

Operating activities:
Net income	$94,242	$55,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	129,054	129,103
Gain on disposal of assets	(2,391)	(4,226)
Excess tax benefits from share-based compensation	(9,958)	(346)
Asset impairment and store closing charges	1,200	2,208
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,379	3,578
Increase in merchandise inventories	(67,698)	(27,548)
Increase in other current assets	(1,675)	(721)
Decrease in other assets	2,928	5,697
Increase in trade accounts payable and accrued expenses and other liabilities	19,930	35,727
Decrease in income taxes payable	(46,981)	(70,464)

Net cash provided by operating activities	125,030	128,670

Investing activities:
Purchases of property and equipment	(48,700)	(57,600)
Distribution from joint venture	2,481	—
Proceeds from disposal of assets	12,595	4,122

Net cash used in investing activities	(33,624)	(53,478)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(1,924)	(14,544)
Cash dividends paid	(4,713)	(5,801)
Purchase of treasury stock	(268,669)	(182,559)
Proceeds from stock issuance	10,176	386
Excess tax benefits from share-based compensation	9,958	346

Net cash used in financing activities	(255,172)	(202,172)

Decrease in cash and cash equivalents	(163,766)	(126,980)
Cash and cash equivalents, beginning of period	343,291	341,693

Cash and cash equivalents, end of period	$179,525	$214,713

Non-cash transactions:
Accrued capital expenditures	$2,800	$2,600
Stock awards	2,762	2,292

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and six months ended July 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended July 30, 2011:
Net sales from external customers	$1,425,590	$16,157	$1,441,747
Gross profit (loss)	480,112	(764)	479,348
Depreciation and amortization	64,052	45	64,097
Interest and debt expense (income), net	18,460	(38)	18,422
Income (loss) before income taxes and income on and equity in losses of joint ventures	26,351	(2,029)	24,322
Income on and equity in losses of joint ventures	253	—	253
Total assets	4,145,208	32,130	4,177,338

Three Months Ended July 31, 2010:
Net sales from external customers	$1,358,694	$30,216	$1,388,910
Gross profit	457,261	1,213	458,474
Depreciation and amortization	64,410	45	64,455
Interest and debt expense (income), net	18,503	(41)	18,462
Income before income taxes and income on and equity in losses of joint ventures	7,424	138	7,562
Income on and equity in losses of joint ventures	(974)	—	(974)
Total assets	4,339,006	74,674	4,413,680

Six Months Ended July 30, 2011:
Net sales from external customers	$2,881,100	$29,845	$2,910,945
Gross profit (loss)	1,049,796	(136)	1,049,660
Depreciation and amortization	128,037	91	128,128
Interest and debt expense (income), net	36,776	(79)	36,697
Income (loss) before income taxes and income on and equity in losses of joint ventures	142,692	(2,675)	140,017
Income on and equity in losses of joint ventures	3,945	—	3,945
Total assets	4,145,208	32,130	4,177,338

Six Months Ended July 31, 2010:
Net sales from external customers	$2,787,544	$54,962	$2,842,506
Gross profit	997,568	241	997,809
Depreciation and amortization	128,081	90	128,171
Interest and debt expense (income), net	37,402	(84)	37,318
Income (loss) before income taxes and income on and equity in losses of joint ventures	86,322	(1,692)	84,630
Income on and equity in losses of joint ventures	(1,928)	—	(1,928)
Total assets	4,339,006	74,674	4,413,680

Intersegment construction revenues of $9.5 million and $15.0 million for the three and six months ended July 30, 2011, respectively, and intersegment construction revenues of $6.1 million and $12.7 million for the three and six months ended July 31, 2010, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and six months ended July 30, 2011 and July 31, 2010.

Stock option transactions for the three months ended July 30, 2011 are summarized as follows:

		Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding, beginning of period	2,985,310	$25.79
Granted	—	—
Exercised	715,310	25.93
Expired	—	—
Outstanding, end of period	2,270,000	$25.74
Options exercisable at period end	2,270,000	$25.74

During the three months ended July 30, 2011, the intrinsic value of stock options exercised was $20.9 million.  At July 30, 2011, the intrinsic value of outstanding and exercisable stock options was $69.3 million.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three months ended July 30, 2011 and July 31, 2010.

During the six months ended July 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

During the six months ended July 31, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the six months ended July 30, 2011:

(in thousands)	Balance Beginning of Period	Adjustments and Charges	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$1,360	$703	$809	$1,254

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Basic:
Net income	$17,565	$6,828	$94,242	$55,662

Weighted average shares of common stock outstanding	54,262	67,688	55,862	69,991

Basic earnings per share	$0.32	$0.10	$1.69	$0.80

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Diluted:
Net income	$17,565	$6,828	$94,242	$55,662

Weighted average shares of common stock outstanding	54,262	67,688	55,862	69,991
Dilutive effect of stock-based compensation	978	—	1,024	—
Total weighted average equivalent shares	55,240	67,688	56,886	69,991

Diluted earnings per share	$0.32	$0.10	$1.66	$0.80

Total stock options outstanding were 2,270,000 and 4,009,369 at July 30, 2011 and July 31, 2010, respectively.  Of these, options to purchase 3,985,588 shares of Class A Common Stock at prices ranging from $25.74 to $26.57 were outstanding at July 31, 2010 but were not included in the computations of diluted earnings per share because the effect of their inclusion would be antidilutive.  A negligible amount of dilution, included in the weighted average shares computation for the three and six months ended July 31, 2010, was insignificant for presentation in the table above.

Note 6.  Comprehensive Income

The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net income	$17,565	$6,828	$94,242	$55,662
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	411	476	822	952
Total comprehensive income	$17,976	$7,304	$95,064	$56,614

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

At July 30, 2011, letters of credit totaling $86.0 million were issued under the Company’s revolving credit facility.

Note 8.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.0 million and $2.1 million during the three and six months ended July 30, 2011, respectively.  The Company expects to make contributions to the Pension Plan of approximately $2.1 million for the remainder of fiscal 2011.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Components of net periodic benefit costs:
Service cost	$831	$721	$1,663	$1,443
Interest cost	1,800	1,817	3,600	3,634
Net actuarial loss	492	594	984	1,188
Amortization of prior service cost	157	157	313	313
Net periodic benefit costs	$3,280	$3,289	$6,560	$6,578

Note 9.  Revolving Credit Agreement

At July 30, 2011, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.19% at July 30, 2011) subject to certain availability thresholds as defined in the credit agreement.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $843.5 million at July 30, 2011.  No borrowings were outstanding at July 30, 2011.  Letters of credit totaling $86.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $757 million at July 30, 2011.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 10.  Stock Repurchase Programs

May 2011 Stock Plan

In May 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“May 2011 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  At July 30, 2011, $250.0 million in share repurchase authorization remained under the May 2011 Stock Plan.

February 2011 Stock Plan

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“February 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the six months ended July 30, 2011, the Company repurchased 6.0 million shares for $250.0 million at an average price of $41.93 per share, which completed the authorization under the February 2011 Stock Plan.

2010 Stock Plan

In August 2010, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“2010 Stock Plan”).  During the six months ended July 30, 2011, the Company repurchased 0.4 million shares for $18.7 million at an average price of $42.19 per share, which completed the remaining authorization under the 2010 Stock Plan.

2007 Stock Plan

In November 2007, the Company’s Board of Directors authorized the Company to repurchase up to $200 million of the Company’s Class A Common Stock under an open-ended plan (“2007 Stock Plan”).  During the three and six months ended July 31, 2010, the Company repurchased 3.0 million and 7.2 million shares of stock for approximately $77.6 million and $182.6 million at an average price of $26.12 and $25.39 per share, respectively, which completed the remaining authorization under the 2007 Stock Plan.

Note 11.  Income Taxes

The total amount of unrecognized tax benefits as of July 30, 2011 and July 31, 2010 was $8.2 million and $14.7 million, respectively, of which $5.5 million and $10.8 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of July 30, 2011 and July 31, 2010 was $3.4 million and $4.9 million, respectively.  The estimated range of the reasonably possible unrecognized tax benefit decrease in the next twelve months is between $0.5 million and $1.5 million.  During the three months ended July 30, 2011, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal tax years 2008 through 2009.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

During the three months ended July 30, 2011, income taxes included the recognition of tax benefits primarily related to federal tax credits, decreases in net operating loss valuation allowances, and decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.  During the three months ended July 31, 2010, income taxes included the recognition of tax benefits primarily related to a state administrative settlement.

During the six months ended July 30, 2011, income taxes included the recognition of tax benefits primarily related to federal tax credits, decreases in net operating loss valuation allowances, and decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.  During the six months ended July 31, 2010, income taxes included the recognition of tax benefits primarily related to a state administrative settlement and federal tax credit refund claims.

Note 12.  Income on Joint Venture

During the six months ended July 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

Note 13.  Gain on Disposal of Assets

During the three months ended July 30, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

During the three months ended July 31, 2010, the Company received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at July 30, 2011 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at July 30, 2011 was approximately $747 million.  The carrying value of the Company’s long-term debt at July 30, 2011 was $745 million.  The fair value of the Company’s subordinated debentures at July 30, 2011 was approximately $194 million.  The carrying value of the Company’s subordinated debentures at July 30, 2011 was $200 million.

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of July 30, 2011	$26,348	$—	$—	$26,348
As of January 29, 2011	27,548	—	—	27,548

As of July 31, 2010	$31,748	$—	$—	$31,748
As of January 30, 2010	33,956	—	—	33,956

During the six months ended July 30, 2011, long-lived assets held for sale with a carrying value of $27.5 million were written down to their fair value of $26.3 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.  During the six months ended July 31, 2010, long-lived assets held for sale with a carrying value of $34.0 million were written down to their fair value of $31.7 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets in both periods included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

Note 15.  Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  This update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively.  The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent.  The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity.  This new update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of this new standard may change the order in which certain financial statements are presented and will provide additional detail in those financial statements when applicable, but will not have any other impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 29, 2011.

EXECUTIVE OVERVIEW

Our second quarter of fiscal 2011 continued with improved operating results.  Building on increased comparable store sales momentum during our first quarter, second quarter comparable store sales increased even more over the prior second quarter while we held our gross margin rate steady and leveraged our operating expenses.  Net income increased $10.8 million to $17.6 million for the quarter ended July 30, 2011 from $6.8 million in the comparable prior year quarter.

Included in net income for the quarter ended July 30, 2011 is a $2.1 million pretax gain ($1.4 million after tax or $0.02 per share) relating to the sale of an interest in a mall joint venture.

Included in net income for the quarter ended July 31, 2010 are a $4.0 million pretax gain ($2.6 million after tax or $0.04 per share) related to the sale of a retail store location and a $2.0 million income tax benefit ($0.03 per share) related to a state administrative settlement.

Highlights of the quarter ended July 30, 2011 compared to the quarter ended July 31, 2010 included:

•                  net income of $17.6 million, or $0.32 per share, compared to $6.8 million, or $0.10 per share,

•                  a comparable store sales increase of 6% while maintaining gross margin from retail operations at 33.7% of sales and

•                  operating expenses decreased 70 basis points of sales.

As of July 30, 2011, we had working capital of $778.8 million, cash and cash equivalents of $179.5 million and $945.5 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $125.0 million for the six months ended July 30, 2011.  We operated 305 total stores, including 14 clearance centers, and one internet store, as of July 30, 2011, a decrease of five stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended(1)
	July 30, 2011	July 31, 2010
Net sales (in millions)	$1,441.7	$1,388.9
Net sales trend	4%	(3)%
Gross profit (in millions)	$479.3	$458.5
Gross profit as a percentage of net sales	33.2%	33.0%
Cash flow from operations (in millions)	$125.0	$128.7
Total store count at end of period	305	310
Retail sales per square foot	$27	$25
Retail store sales trend	5%	(1)%
Comparable retail store sales trend	6%	0%
Comparable retail store inventory trend	3%	(6)%
Retail merchandise inventory turnover	2.7	2.7

(1)Cash flow from operations data is for the six months ended July 30, 2011 and July 31, 2010.

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

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the gain on the sale of an interest in a mall joint venture.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.3	2.3	2.2	2.1
	102.3	102.3	102.2	102.1
Cost of sales	66.8	67.0	63.9	64.9
Advertising, selling, administrative and general expenses	27.5	28.2	27.0	27.6
Depreciation and amortization	4.4	4.6	4.4	4.5
Rentals	0.8	0.9	0.8	0.9
Interest and debt expense, net	1.3	1.3	1.3	1.3
Gain on disposal of assets	(0.2)	(0.3)	(0.1)	(0.1)
Asset impairment and store closing charges	0.0	0.0	0.1	0.0
Income before income taxes and income on and equity in losses of joint ventures	1.7	0.6	4.8	3.0
Income taxes (benefit)	0.5	(0.0)	1.7	0.9
Income on and equity in losses of joint ventures	0.0	(0.1)	0.1	(0.1)
Net income	1.2%	0.5%	3.2%	2.0%

Net Sales

	Three Months Ended
	July 30,	July 31,
(in thousands of dollars)	2011	2010	$ Change
Net sales:
Retail operations segment	$1,425,590	$1,358,694	$66,896
Construction segment	16,157	30,216	(14,059)
Total net sales	$1,441,747	$1,388,910	$52,837

The percent change by category in the Company’s retail operations segment sales for the three months ended July 30, 2011 compared to the three months ended July 31, 2010 as well as the percentage by segment and category to total net sales is as follows:

	Three Months
	% Change 2011-2010	% of Net Sales
Retail operations segment
Cosmetics	5.1%	14%
Ladies’ apparel and accessories	3.7	40
Juniors’ and children’s apparel	5.3	8
Men’s apparel and accessories	9.5	18
Shoes	5.8	14
Home and furniture	(2.6)	5
		99
Construction segment		1
Total		100%

Net sales from the retail operations segment increased $66.9 million or 5% during the three months ended July 30, 2011 compared to the three months ended July 31, 2010 while sales in comparable stores increased 6% between the same periods.  Sales of ladies’ apparel and accessories were up moderately.  All other merchandise categories experienced a significant increase of sales between the periods with the exception of home and furniture which had a moderate decline.

The number of sales transactions decreased 1% for the three months ended July 30, 2011 over the comparable prior year period while the average dollars per sales transaction increased significantly.  We recorded an allowance for sales returns of $8.6 million and $8.0 million as of July 30, 2011 and July 31, 2010, respectively.

We believe that we may continue to see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance.  Any further deterioration in the United States economy could have an adverse affect on consumer confidence and consumer spending habits, which could result in reduced customer traffic and comparable store sales, higher inventory levels and markdowns and lower overall profitability.

Net sales from the construction segment decreased $14.1 million or 47% during the three months ended July 30, 2011 compared to the quarter ended July 31, 2010.  We believe this decrease is primarily attributable to the negative impact that the weak United States economy has had in previous quarters and continues to have on demand for construction projects in private industry.  During the first six months of 2011, we have been awarded approximately $123 million in new contracts.

	Six Months Ended
	July 30,	July 31,
(in thousands of dollars)	2011	2010	$ Change
Net sales:
Retail operations segment	$2,881,100	$2,787,544	$93,556
Construction segment	29,845	54,962	(25,117)
Total net sales	$2,910,945	$2,842,506	$68,439

The percent change by category in the Company’s retail operations segment sales for the six months ended July 30, 2011 compared to the six months ended July 31, 2010 as well as the percentage by segment and category to total net sales is as follows:

	Six Months
	% Change 2011-2010	% of Net Sales
Retail operations segment
Cosmetics	3.9%	15%
Ladies’ apparel and accessories	2.8	39
Juniors’ and children’s apparel	3.7	8
Men’s apparel and accessories	5.1	17
Shoes	5.6	15
Home and furniture	(4.5)	5
		99
Construction segment		1
Total		100%

Net sales from the retail operations segment increased $93.6 million, or 3%, during the six months ended July 30, 2011 compared to the six months ended July 31, 2010 while sales in comparable stores increased 4% between the same periods.  Sales of shoes and men’s apparel and accessories increased significantly during the period.  Sales of cosmetics, ladies’ apparel and accessories and juniors’ and children’s apparel increased moderately while sales in the home and furniture category declined moderately during the period.

The number of sales transactions decreased 2% for the six months ended July 30, 2011 compared to the six months ended July 31, 2010 while the average dollars per sales transaction increased significantly.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 30, 2011 was 22.1% compared to 23.1% during the six months ended July 31, 2010.

Net sales from the construction segment decreased $25.1 million or 46% during the six months ended July 30, 2011 compared to the six months ended July 31, 2010.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010	$ Change 2011-2010	$ Change 2011-2010
Service charges and other income:
Retail operations segment
Leased department income	$2,424	$2,331	$4,734	$4,532	$93	$202
Income from GE marketing and servicing alliance	24,086	23,013	45,217	43,207	1,073	2,010
Shipping and handling income	4,169	3,951	8,526	7,889	218	637
Other	2,622	2,529	4,362	4,896	93	(534)
	33,301	31,824	62,839	60,524	1,477	2,315
Construction segment	5	56	25	421	(51)	(396)
Total service charges and other income	$33,306	$31,880	$62,864	$60,945	$1,426	$1,919

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the three and six months ended July 30, 2011 compared to the three and six months ended July 31, 2010 primarily due to decreased credit losses partially offset by reduced finance charge and late charge fee income related to recent credit regulation legislation.

Gross Profit (Loss)

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change	% Change
Gross profit (loss):
Three months ended
Retail operations segment	$480,112	$457,261	$22,851	5.0%
Construction segment	(764)	1,213	(1,977)	(163.0)
Total gross profit	$479,348	$458,474	$20,874	4.6%

Six months ended
Retail operations segment	$1,049,796	$997,568	$52,228	5.2%
Construction segment	(136)	241	(377)	(156.4)
Total gross profit	$1,049,660	$997,809	$51,851	5.2%

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gross profit (loss) as a percentage of segment net sales:
Retail operations segment	33.7%	33.7%	36.4%	35.8%
Construction segment	(4.7)	4.0	(0.5)	0.4
Total gross profit as a percentage of net sales	33.2	33.0	36.1	35.1

Gross profit improved 20 basis points of sales and 100 basis points of sales during the three and six months ended July 30, 2011 compared to the three and six months ended July 31, 2010, respectively.

Gross profit as a percentage of sales from retail operations remained flat during the three months ended July 30, 2011 compared to the three months ended July 31, 2010 as a result of increased markdowns substantially offset by increased markups.  Gross profit from retail operations improved 60 basis points of sales during the six months ended July 30, 2011 compared to the six months ended July 31, 2010 as a result of decreased markdowns and increased markups.

During the three months ended July 30, 2011 compared to the three months ended July 31, 2010, gross margin improved slightly in juniors’ and children’s apparel, shoes and ladies’ apparel and accessories.  Gross margin was flat in cosmetics.  Home and furniture experienced a slight gross margin decline while men’s apparel and accessories experienced a moderate decline.

During the six months ended July 30, 2011 compared to the three months ended July 31, 2010, home and furniture, shoes and juniors’ and children’s apparel experienced moderate gross margin improvement while ladies’ apparel and accessories had a slight improvement.  Gross margin was flat in cosmetics, and men’s apparel and accessories was down slightly.

Inventory increased 3% in comparable stores as of July 30, 2011 compared to July 31, 2010 as management has planned more aggressively in light of improved sales trends.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $4 million for the three and six months ended July 30, 2011, respectively.

We are continuing our efforts to manage the cadence of merchandise receipts to shorten the time span between receipt of product and point of sale to help reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections.  We also seek marked differentiation from the traditional department store format through our efforts to improve our merchandise selections as well as our level of service.   We are working to build and maintain relationships with merchandise vendors who offer distinctive products not normally offered by traditional department stores.  At the same time, we are enhancing our service levels to support a higher end shopping experience and to build lasting client relationships.

The construction segment recorded a gross loss of $0.8 million and $0.1 million during the three and six months ended July 30, 2011, respectively.  This gross margin decline of $2.0 million (870 basis points of sales) and $0.4 million (90 basis points of sales) from the prior year was the result of (a) fewer projects caused by the reduction in demand for construction services combined with pricing pressures in an already competitive marketplace and (b) a $1.2 million loss recorded during the three months ended July 30, 2011 on an electrical contract. This decrease was partially offset by a $2.2 million loss recorded in the prior year on certain electrical contracts stemming from job delays due to bad weather and job underperformance.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$394,780	$390,938	$3,842	1.0%
Construction segment	1,257	1,116	141	12.6
Total SG&A	$396,037	$392,054	$3,983	1.0%

Six months ended
Retail operations segment	$782,834	$783,382	$(548)	(0.1)%
Construction segment	2,470	2,314	156	6.7
Total SG&A	$785,304	$785,696	$(392)	0.0%

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
SG&A as a percentage of segment net sales:
Retail operations segment	27.7%	28.8%	27.2%	28.1%
Construction segment	7.8	3.7	8.3	4.2
Total SG&A as a percentage of net sales	27.5	28.2	27.0	27.6

SG&A improved 70 basis points of sales during the three months ended July 30, 2011 compared to the three months ended July 31, 2010 while total SG&A dollars increased $4.0 million.  The dollar increase was most noted in payroll and payroll related taxes ($5.5 million), primarily of selling payroll, services purchased ($2.1 million) and supplies ($1.6 million) partially offset by decreased net advertising expenditures ($2.9 million) and utilities ($1.9 million).

The six-month decline in SG&A of $0.4 million, or 60 basis points of sales, was most noted in net advertising expenditures ($5.9 million) partially offset by an increase in payroll and payroll related taxes ($5.5 million).

Rentals

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$12,133	$11,920	$213	1.8%
Construction segment	6	23	(17)	(73.9)
Total rentals	$12,139	$11,943	$196	1.6%

Six months ended
Retail operations segment	$23,550	$24,911	$(1,361)	(5.5)%
Construction segment	19	46	(27)	(58.7)
Total rentals	$23,569	$24,957	$(1,388)	(5.6)%

The $1.4 million decrease in rental expense for the six months ended July 30, 2011 compared to the six months ended July 31, 2010 was primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$18,460	$18,503	$(43)	(0.2)%
Construction segment	(38)	(41)	3	7.3
Total interest and debt expense, net	$18,422	$18,462	$(40)	(0.2)%

Six months ended
Retail operations segment	$36,776	$37,402	$(626)	(1.7)%
Construction segment	(79)	(84)	5	6.0
Total interest and debt expense, net	$36,697	$37,318	$(621)	(1.7)%

The decrease in net interest and debt expense for the six-month period is primarily attributable to higher investment income and a reduction in capitalized lease expenses.  Total weighted average debt outstanding during the six months ended July 30, 2011 increased approximately $53.3 million compared to the six months ending July 31, 2010.

Gain (Loss) on Disposal of Assets

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change
Gain (loss) on disposal of assets:
Three months ended
Retail operations segment	$2,363	$4,110	$(1,747)
Construction segment	—	12	(12)
Total gain on disposal of assets	$2,363	$4,122	$(1,759)

Six months ended
Retail operations segment	$2,454	$4,214	$(1,760)
Construction segment	(63)	12	(75)
Total gain on disposal of assets	$2,391	$4,226	$(1,835)

During the three months ended July 30, 2011, we received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

During the three months ended July 31, 2010, we received proceeds of $4.0 million from the sale of a retail store location, resulting in a gain of $4.0 million that was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change
Asset impairment and store closing charges:
Six months ended
Retail operations segment	$1,200	$2,208	$(1,008)
Construction segment	—	—	—
Total asset impairment and store closing charges	$1,200	$2,208	$(1,008)

There were no asset impairment and store closing charges recorded during the three months ended July 30, 2011 and July 31, 2010.

During the six months ended July 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

During the six months ended July 31, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property currently held for sale.

Income Taxes

The total amount of unrecognized tax benefits as of July 30, 2011 and July 31, 2010 was $8.2 million and $14.7 million, respectively, of which $5.5 million and $10.8 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of July 30, 2011 and July 31, 2010 was $3.4 million and $4.9 million, respectively.  The estimated range of the reasonably possible unrecognized tax benefit decrease in the next twelve months is between $0.5 million and $1.5 million.  During the three months ended July 30, 2011, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal tax years 2008 through 2009, and no significant changes occurred in these tax years as a result of such examination.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 28.5% and (3.6)% for the three months ended July 30, 2011 and July 31, 2010, respectively.  During the three months ended July 30, 2011, income taxes included the recognition of tax benefits primarily related to federal tax credits, decreases in net operating loss valuation allowances, and decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.  During the three months ended July 31, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 34.5% and 32.7% for the six months ended July 30, 2011 and July 31, 2010, respectively.  During the six months ended July 30, 2011, income taxes included the recognition of tax benefits primarily related to federal tax credits, decreases in net operating loss valuation allowances, and decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.  During the six months ended July 31, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement and federal tax credit refund claims.

The Company’s income tax rate for the remainder of fiscal 2011 is dependent upon results of operations and may change if the results for fiscal 2011 are different from current expectations.  The income tax rate may also change based on the way in which the tax structure of the real estate investment trust formed in January 2011 is finalized.  The Company’s effective tax rate for the remainder of fiscal 2011 is estimated to approximate 36%.

Income on Joint Venture

During the six months ended July 30, 2011, the Company’s retail operations segment received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	July 30, 2011	January 29, 2011	$ Change	% Change
Cash and cash equivalents	$179,525	$343,291	$(163,766)	(47.7)%
Long-term debt, including current portion	745,523	746,412	(889)	(0.1)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	1,930,956	2,086,720	(155,764)	(7.5)

Current ratio	1.95	2.05
Debt to capitalization	32.9%	31.2%

(in thousands of dollars)	July 30, 2011	July 31, 2010	$ Change	% Change
Cash and cash equivalents	$179,525	$214,713	$(35,188)	(16.4)%
Long-term debt, including current portion	745,523	748,456	(2,933)	(0.4)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	1,930,956	2,175,667	(244,711)	(11.2)

Current ratio	1.95	2.22
Debt to capitalization	32.9%	30.4%

Net cash flows from operations decreased to $125.0 million during the six months ended July 30, 2011 compared to $128.7 million for the six months ended July 31, 2010.  This $3.7 million decrease is primarily attributable to a decrease of $33.4 million related to changes in working capital items, primarily of changes in inventories as the Company responds to improved sales trends.  This decrease was partially offset by higher net income, as adjusted for non-cash items, of $29.7 million for the six months ended July 30, 2011 as compared to the six months ended July 31, 2010.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $45.2 million and $43.2 million from GE during the six months ended July 30, 2011 and July 31, 2010, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2011 compared to fiscal 2010.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the six months ended July 30, 2011, we received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

During the six months ended July 31, 2010, we received proceeds of $4.0 million from the sale of a retail store location, resulting in a gain of $4.0 million that was recorded in gain on disposal of assets.

Capital expenditures were $48.7 million and $57.6 million for the six months ended July 30, 2011 and July 31, 2010, respectively.  The current year expenditures were primarily for the remodeling of existing stores and equipment upgrades, including installation of the Company’s new internet fulfillment center located in Maumelle, Arkansas which is expected to be fully functional by early fiscal 2012.  Capital expenditures for fiscal 2011 are expected to be approximately $125 million compared to actual expenditures of $98.2 million during fiscal 2010.  There are no planned new store openings for fiscal 2011.

During the six months ended July 31, 2010, the Company purchased two corporate aircraft for approximately $34 million that were previously leased under operating leases.

During the six months ended July 30, 2011, we closed our Highland Mall location in Austin, Texas (190,000 square feet), our Decatur Mall location in Decatur, Alabama (128,000 square feet) and our Westminster Mall location in Westminster, Colorado (159,000 square feet).  We have announced the upcoming closure of our Virginia Center Commons clearance center in Glenn Allen, Virginia (96,000 square feet), which is expected to close during the third quarter of fiscal 2011.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

During the six months ended July 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

The Company had cash on hand of $179.5 million as of July 30, 2011.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.0 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $843.5 million at July 30, 2011.  No borrowings were outstanding at July 30, 2011.  Letters of credit totaling $86.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $757 million at July 30, 2011.

During the six months ended July 30, 2011, the Company repurchased 6.4 million shares of Class A Common Stock for $268.7 million at an average price of $41.95 per share under its 2010 and February 2011 Stock Plans.  During the six months ended July 31, 2010, the Company repurchased 7.2 million shares of Class A Common Stock for $182.6 million at an average price of $25.39 per share under its 2007 Stock Plan.  At July 30, 2011, no authorization remained under the 2007, 2010 and February 2011 Stock Plans.

In May 2011, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under a new stock plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  The May 2011 Stock Plan has no expiration date.  At July 30, 2011, $250 million of authorization remained under the May 2011 Stock Plan.

During the six months ended July 31, 2010, the Company made principal payments on long-term debt and capital lease obligations of $14.5 million, including the payoff of approximately $13 million in capital lease obligations for two corporate aircraft.

During fiscal 2011, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings under the credit facility during fiscal 2011, net of invested cash, to be approximately $200 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  This update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively.  The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent.  The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity.  This new update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of this new standard may change the order in which certain financial statements are presented and will provide additional detail in those financial statements when applicable, but will not have any other impact on the Company’s financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, the Company is involved in other litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 2, 2011, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 through May 28, 2011	—	$—	—	$250,000,000
May 29, 2011 through July 2, 2011	—	—	—	250,000,000
July 3, 2011 through July 30, 2011	—	—	—	250,000,000
Total	—	$—	—	$250,000,000

During the six months ended July 30, 2011, the Company completed the remaining authorization under the 2010 Stock Plan and February 2011 Stock Plan.  In May 2011, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under the May 2011 Stock Plan.

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

DILLARD’S, INC.
(Registrant)

Date:	September 2, 2011	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)