Form 10-Q
period 2011-10-29
DILLARDS INC
filed 2011-12-06
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 26, 2011	46,217,724
CLASS B COMMON STOCK as of November 26, 2011	4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	October 29,	January 29,	October 30,
	2011	2011	2010
Assets
Current assets:
Cash and cash equivalents	$106,383	$343,291	$167,119
Restricted cash	24,901	—	—
Accounts receivable	20,262	25,950	51,421
Merchandise inventories	1,756,526	1,290,147	1,708,504
Other current assets	63,069	42,538	66,065

Total current assets	1,971,141	1,701,926	1,993,109

Property and equipment, net	2,476,363	2,595,514	2,649,718
Other assets	269,626	76,726	69,264

Total assets	$4,717,130	$4,374,166	$4,712,091

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,028,555	$689,281	$1,049,231
Current portion of long-term debt	57,219	49,166	49,145
Current portion of capital lease obligations	2,279	2,184	2,153
Other short-term borrowings	142,000	—	—
Federal and state income taxes including current deferred taxes	68,996	90,581	29,791

Total current liabilities	1,299,049	831,212	1,130,320

Long-term debt	634,812	697,246	697,704
Capital lease obligations	9,723	11,383	11,921
Other liabilities	206,534	205,916	211,247
Deferred income taxes	333,055	341,689	344,334
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,225	1,217	1,211
Additional paid-in capital	828,796	805,422	785,411
Accumulated other comprehensive loss	(16,597)	(17,830)	(20,870)
Retained earnings	2,968,076	2,653,437	2,546,338
Less treasury stock, at cost	(1,747,543)	(1,355,526)	(1,195,525)

Total stockholders’ equity	2,033,957	2,086,720	2,116,565

Total liabilities and stockholders’ equity	$4,717,130	$4,374,166	$4,712,091

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	$1,382,612	$1,344,118	$4,293,557	$4,186,624
Service charges and other income	33,926	28,919	96,790	89,864

	1,416,538	1,373,037	4,390,347	4,276,488

Cost of sales	879,997	857,474	2,741,282	2,702,171
Advertising, selling, administrative and general expenses	404,766	398,494	1,190,070	1,184,190
Depreciation and amortization	64,734	64,953	192,862	193,124
Rentals	11,229	11,641	34,798	36,598
Interest and debt expense, net	17,750	18,043	54,447	55,361
(Gain) loss on disposal of assets	(1,456)	934	(3,847)	(3,292)
Asset impairment and store closing charges	—	—	1,200	2,208

Income before income taxes and income on and equity in (losses) of joint ventures	39,518	21,498	179,535	106,128
Income taxes (benefit)	(188,360)	6,035	(138,640)	33,075
Income on and equity in (losses) of joint ventures	293	(1,082)	4,238	(3,010)

Net income	228,171	14,381	322,413	70,043

Retained earnings at beginning of period	2,742,624	2,534,594	2,653,437	2,484,447
Cash dividends declared	(2,719)	(2,637)	(7,774)	(8,152)

Retained earnings at end of period	$2,968,076	$2,546,338	$2,968,076	$2,546,338

Earnings per share:
Basic	$4.38	$0.22	$5.90	$1.02
Diluted	$4.31	$0.22	$5.80	$1.02

Cash dividends declared per common share	$0.05	$0.04	$0.14	$0.12

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Nine Months Ended
	October 29,	October 30,
	2011	2010

Operating activities:
Net income	$322,413	$70,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	194,272	194,520
Gain on disposal of assets	(3,847)	(3,292)
Gain on repurchase of debt	(173)	(21)
Excess tax benefits from share-based compensation	(10,171)	(353)
Asset impairment and store closing charges	1,200	2,208
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,688	11,801
Increase in merchandise inventories	(466,379)	(407,824)
Increase in other current assets	(20,531)	(22,901)
(Increase) decrease in other assets	(205,503)	5,411
Increase in trade accounts payable and accrued expenses and other liabilities	338,632	373,373
Decrease in income taxes payable	(20,048)	(64,054)

Net cash provided by operating activities	135,553	158,911

Investing activities:
Purchases of property and equipment	(80,304)	(73,750)
Proceeds from disposal of assets	22,966	6,094
Restricted cash	(24,901)	—
Distribution from joint venture	2,481	—

Net cash used in investing activities	(79,758)	(67,656)

Financing activities:
Purchase of treasury stock	(392,388)	(241,574)
Principal payments on long-term debt and capital lease obligations	(55,773)	(16,522)
Cash dividends paid	(7,533)	(8,472)
Increase in short-term borrowings	142,000	—
Proceeds from stock issuance	10,820	386
Excess tax benefits from share-based compensation	10,171	353

Net cash used in financing activities	(292,703)	(265,829)

Decrease in cash and cash equivalents	(236,908)	(174,574)
Cash and cash equivalents, beginning of period	343,291	341,693

Cash and cash equivalents, end of period	$106,383	$167,119

Non-cash transactions:
Accrued capital expenditures	$6,796	$2,500
Stock awards	2,762	2,292
Capital lease transactions	—	3,966

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and nine months ended October 29, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC on March 23, 2011.

Restricted cash — During the three months ended October 29, 2011, our wholly-owned captive insurance subsidiary entered into an agreement in which $24.9 million was placed into a trust for the benefit of a third party insurance provider.  The purpose of the trust (and additional standby letters of credit of $24.9 million) is to collateralize a third party insurer for workers’ compensation and general liability obligations under casualty insurance programs for policy years through fiscal 2011.  Prior to this change, all claims were secured by standby letters of credit.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 29, 2011:
Net sales from external customers	$1,366,362	$16,250	$1,382,612
Gross profit	502,140	475	502,615
Depreciation and amortization	64,689	45	64,734
Interest and debt expense (income), net	17,791	(41)	17,750
Income (loss) before income taxes and income on and equity in (losses) of joint ventures	40,041	(523)	39,518
Income on and equity in (losses) of joint ventures	293	—	293
Total assets	4,686,248	30,882	4,717,130

Three Months Ended October 30, 2010:
Net sales from external customers	$1,320,568	$23,550	$1,344,118
Gross profit	485,629	1,015	486,644
Depreciation and amortization	64,906	47	64,953
Interest and debt expense (income), net	18,118	(75)	18,043
Income (loss) before income taxes and income on and equity in (losses) of joint ventures	21,586	(88)	21,498
Income on and equity in (losses) of joint ventures	(1,082)	—	(1,082)
Total assets	4,644,060	68,031	4,712,091

Nine Months Ended October 29, 2011:
Net sales from external customers	$4,247,462	$46,095	$4,293,557
Gross profit	1,551,936	339	1,552,275
Depreciation and amortization	192,726	136	192,862
Interest and debt expense (income), net	54,567	(120)	54,447
Income (loss) before income taxes and income on and equity in (losses) of joint ventures	182,733	(3,198)	179,535
Income on and equity in (losses) of joint ventures	4,238	—	4,238
Total assets	4,686,248	30,882	4,717,130

Nine Months Ended October 30, 2010:
Net sales from external customers	$4,108,112	$78,512	$4,186,624
Gross profit	1,483,197	1,256	1,484,453
Depreciation and amortization	192,987	137	193,124
Interest and debt expense (income), net	55,520	(159)	55,361
Income (loss) before income taxes and income on and equity in (losses) of joint ventures	107,908	(1,780)	106,128
Income on and equity in (losses) of joint ventures	(3,010)	—	(3,010)
Total assets	4,644,060	68,031	4,712,091

Intersegment construction revenues of $10.8 million and $25.8 million for the three and nine months ended October 29, 2011, respectively, and intersegment construction revenues of $9.5 million and $22.2 million for the three and nine months ended October 30, 2010, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and nine months ended October 29, 2011 and October 30, 2010.

Stock option transactions for the three months ended October 29, 2011 are summarized as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding, beginning of period	2,270,000	$25.74
Granted	—	—
Exercised	(25,000)	25.74
Expired	—	—
Outstanding, end of period	2,245,000	$25.74
Options exercisable at period end	2,245,000	$25.74

During the three months ended October 29, 2011, the intrinsic value of stock options exercised was $0.6 million.  At October 29, 2011, the intrinsic value of outstanding and exercisable stock options was $58.5 million.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three months ended October 29, 2011 and October 30, 2010.

During the nine months ended October 29, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of a property currently held for sale.

During the nine months ended October 30, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of a property currently held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended October 29, 2011:

(in thousands)	Balance Beginning of Period	Adjustments and Charges*	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$1,360	$880	$1,243	$997

*included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Basic:
Net income	$228,171	$14,381	$322,413	$70,043

Weighted average shares of common stock outstanding	52,107	65,923	54,611	68,635

Basic earnings per share	$4.38	$0.22	$5.90	$1.02

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Diluted:
Net income	$228,171	$14,381	$322,413	$70,043

Weighted average shares of common stock outstanding	52,107	65,923	54,611	68,635
Dilutive effect of stock-based compensation	843	—	963	—
Total weighted average equivalent shares	52,950	65,923	55,574	68,635

Diluted earnings per share	$4.31	$0.22	$5.80	$1.02

Total stock options outstanding were 2,245,000 and 4,009,369 at October 29, 2011 and October 30, 2010, respectively.  Of these, options to purchase 4,009,369 shares of Class A Common Stock at prices ranging from $24.73 to $26.57 were outstanding at October 30, 2010 but were not included in the computations of diluted earnings per share because the effect of their inclusion would be antidilutive.  A negligible amount of dilution, included in the weighted average shares computation for the nine months ended October 30, 2010, was insignificant for presentation in the table above.

Note 6.  Comprehensive Income

The following table shows the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net income	$228,171	$14,381	$322,413	$70,043
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments, net of taxes	411	476	1,233	1,428
Total comprehensive income	$228,582	$14,857	$323,646	$71,471

Note 7.  Commitments and Contingencies

On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2 (the “Berry” case). The lawsuit generally sought return of monies and alleged that certain officers and directors of the Company had been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On February 18, 2010, the Circuit Court entered an “Order of Dismissal with Prejudice and Final Judgment” dismissing the case as to all parties defendant.  The Circuit Court’s judgment was affirmed by the

Arkansas Court of Appeals.  Plaintiff appealed the decision of the Court of Appeals to the Arkansas Supreme Court where, on September 15, 2011, that appeal was denied.

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395.  The lawsuit generally sought return of monies and alleged that certain officers and directors of the Company had been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On September 30, 2010, the District Court dismissed the lawsuit in its entirety with prejudice but granted plaintiff’s request to stay final judgment pending the exhaustion of all appeals in the Berry case, discussed above.  On September 23, 2011, the District Court entered Judgment dismissing the case after the Arkansas Supreme Court denied the Berry appeal.  The period for any appeal to the United States Court of Appeals for the Eighth Circuit has expired.

Accordingly, each of these cases has been concluded.

Various other legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At October 29, 2011, letters of credit totaling $55.8 million were issued under the Company’s revolving credit facility.

Note 8.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.2 million and $3.3 million during the three and nine months ended October 29, 2011, respectively.  The Company expects to make a contribution to the Pension Plan of approximately $1.1 million for the remainder of fiscal 2011.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Components of net periodic benefit costs:
Service cost	$831	$721	$2,494	$2,165
Interest cost	1,800	1,817	5,400	5,451
Net actuarial loss	492	594	1,475	1,782
Amortization of prior service cost	157	157	470	470
Net periodic benefit costs	$3,280	$3,289	$9,839	$9,868

Note 9.  Revolving Credit Agreement

At October 29, 2011, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with JPMorgan Chase Bank (“JPMorgan”) as the lead agent for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires December 12, 2012.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate minus 0.5% or LIBOR plus 1.0% (1.25% at October 29, 2011) subject to certain availability thresholds as defined in the credit agreement.

Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at October 29, 2011.  Borrowings of $142.0 million were outstanding and letters of credit totaling $55.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $802 million at October 29, 2011.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 10.  Stock Repurchase Program

May 2011 Stock Plan

In May 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“May 2011 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  During the three months ended October 29, 2011, the Company repurchased 2.9 million shares for $123.7 million at an average price of $42.40 per share.  At October 29, 2011, $126.3 million in share repurchase authorization remained under the May 2011 Stock Plan.

February 2011 Stock Plan

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“February 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the nine months ended October 29, 2011, the Company repurchased 6.0 million shares for $250.0 million at an average price of $41.93 per share, which completed the authorization under the February 2011 Stock Plan.

2010 Stock Plan

In August 2010, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“2010 Stock Plan”).  During the three months ended October 30, 2010, the Company repurchased 2.9 million shares of stock under the 2010 Stock Plan for approximately $71.3 million at an average price of $24.86 per share.  During the nine months ended October 29, 2011, the Company repurchased 0.4 million shares for $18.7 million at an average price of $42.19 per share, which completed the remaining authorization under the 2010 Stock Plan.

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

Note 11.    Income Taxes

The total amount of unrecognized tax benefits as of October 29, 2011 and October 30, 2010 was $8.2 million and $14.0 million, respectively, of which $5.6 million and $10.3 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of October 29, 2011 and October 30, 2010 was $3.4 million and $4.6 million, respectively.  The estimated range of the reasonably possible unrecognized tax benefit decrease in the next twelve months is between $0.5 million and $1.5 million.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

In January 2011, the Company formed a wholly-owned subsidiary intended to operate as a real estate investment trust (“REIT”) and transferred certain properties to this subsidiary.  The Company entered into this transaction in order to enhance its financial flexibility by providing additional sources of liquidity.  At the time, the Company believed that a tax election might be available to the Company that would result in a taxable gain on the transfer of these properties to the REIT.  In May 2011, the Company requested that the Internal Revenue Service (“IRS”) review the REIT transaction and a potential tax election available to the Company, through the IRS’s voluntary Pre-Filing Agreement Program (“PFA”).  Through the PFA, in September 2011, the Company and the IRS entered into a Closing Agreement On Final Determination Covering Specific Matters under which agreement the

IRS agreed with the Company regarding the tax treatment of the transfer of the properties to the REIT and the availability of the tax election to the Company.  Based on the agreement with the IRS, during the three months ended October 29, 2011 the Company determined to make the tax election in its tax return for the fiscal year ended January 29, 2011 (fiscal 2010) which was filed during the quarter.  This tax election increases the tax basis of the properties transferred to the REIT to their fair values at the date of the transfer.  The income tax that would otherwise be payable because of the gain recognized by this election was largely reduced by the utilization of a capital loss carryforward, that would otherwise have expired as of January 29, 2011, against a portion of the recognized gain.  Because of the Company’s past uncertainty regarding the incurrence of capital gain income, the deferred tax asset associated with that capital loss carryforward had been offset by a full valuation allowance since its recognition in fiscal 2005.  During the three months ended October 29, 2011, income taxes included the recognition of approximately $201.6 million in tax benefit due to the reversal of the valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of the properties to the REIT.  Approximately $134.4 million of the tax benefit relates to increased basis in depreciable property while approximately $67.2 million of the benefit relates to increased basis in land.  Due to the increased tax basis of the depreciable properties transferred to the REIT, the Company will recognize increased tax depreciation deductions in the future which are expected to yield cash tax benefits of approximately $5 million annually in years one through twenty and approximately $2 million annually in years twenty-one through forty beginning with the year ending January 28, 2012.  Due to the uncertainty surrounding whether the REIT will dispose of any of its land assets in the future, the Company cannot estimate when or if the cash tax benefits related to the increased basis in land will be received.

During the three months ended October 29, 2011, income taxes included the recognition of:  a tax benefit of approximately $201.6 million due to the reversal of a valuation allowance related to a capital loss carryforward; tax benefits related to federal tax credits; and net decreases in unrecognized tax benefits, interest and penalties.  During the three months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a decrease in a capital loss valuation allowance.

During the nine months ended October 29, 2011, income taxes included the recognition of:  a tax benefit of approximately $201.6 million due to the reversal of a valuation allowance related to a capital loss carryforward; tax benefits related to federal tax credits; net decreases in unrecognized tax benefits, interest and penalties; decreases in net operating loss valuation allowances; and decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.  Additionally, during the nine months ended October 29, 2011, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal tax years 2008 through 2009, and no significant changes occurred in these tax years as a result of such examination.  During the nine months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, a decrease in a capital loss valuation allowance, and federal tax credit refund claims.

Note 12.  Income on Joint Venture

During the nine months ended October 29, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in (losses) of joint ventures.

Note 13.  (Gain) Loss on Disposal of Assets

During the three months ended October 29, 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations, resulting in gains totaling $1.3 million that were recorded in (gain) loss on disposal of assets.

Additionally, during the nine months ended October 29, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in (gain) loss on disposal of assets.

During the three months ended October 30, 2010, the Company received proceeds of $1.9 million from the sale of a former retail store location, resulting in a loss of $1.1 million that was recorded in (gain) loss on disposal of assets.

Additionally, during the nine months ended October 30, 2010, the Company received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in (gain) loss on disposal of assets.

Note 14.  Note Repurchase

During the three months ended October 29, 2011, the Company repurchased $5.7 million face amount of 6.625% notes with an original maturity on January 15, 2018.  This repurchase resulted in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense during the three months ended October 29, 2011.

During the three months ended October 30, 2010, the Company repurchased $1.2 million face amount of 7.13% notes with an original maturity on August 1, 2018.  This repurchase resulted in a pretax gain of approximately $21 thousand which was recorded in net interest and debt expense during the three months ended October 30, 2010.

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

The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable and other short-term borrowings approximates their carrying values at October 29, 2011 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 29, 2011 was approximately $679 million.  The carrying value of the Company’s long-term debt at October 29, 2011 was $692 million.  The fair value of the Company’s subordinated debentures at October 29, 2011 was approximately $194 million.  The carrying value of the Company’s subordinated debentures at October 29, 2011 was $200 million.

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of October 29, 2011	$17,348	$—	$—	$17,348
As of January 29, 2011	27,548	—	—	27,548

As of October 30, 2010	$28,748	$—	$—	$28,748
As of January 30, 2010	33,956	—	—	33,956

During the nine months ended October 29, 2011, long-lived assets held for sale with a carrying value of $27.5 million were written down to their fair value of $26.3 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period. During the nine months ended October 29, 2011, the Company sold two former retail store locations with carrying values totaling $9.0 million.

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

Note 16.  Recently Issued Accounting Standards

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

Note 17.  Subsequent Event

The Company reached an agreement effective November 30, 2011 with i2 Technologies, Inc. (“i2”), a subsidiary of JDA Software Group, Inc. (“JDA”), to settle a lawsuit filed by Dillard’s against i2 over software sold to Dillard’s by i2 in 2000, prior to JDA’s acquisition of i2 in 2010.  Pursuant to the agreement, i2 paid Dillard’s $57.0 million during the three months ending January 28, 2012.  After providing for income taxes and settlement related expenses, the Company expects to record approximately $28.5 million of net income from this settlement during the three months ending January 28, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 29, 2011.

EXECUTIVE OVERVIEW

Improved sales headlined our third quarter operating performance of fiscal 2011, contributing to record-setting earnings per share.  Extending the sales momentum from our first two quarters, comparable store sales for the quarter ended October 29, 2011 increased 5% over the comparable prior year quarter as gross margin rates were held and operating expenses were leveraged.  Net income for the quarter increased to $228.2 million, or $4.31 per share—our highest historical third quarter earnings per share—compared to $14.4 million, or $0.22 per share, in the comparable prior year quarter.

Included in net income for the quarter ended October 29, 2011 are:

•                  a $201.6 million tax benefit ($3.81 per share) due to a reversal of a valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of properties to our REIT and

•                  a $1.3 million pretax gain ($0.9 million after tax or $0.02 per share) related to the sale of two former retail store locations.

Included in net income for the quarter ended October 30, 2010 is a $1.1 million pretax loss ($0.7 million after tax or $0.02 per share) related to the sale of a closed store and a $1.2 million income tax benefit ($0.02 per share) for a decrease in a capital loss valuation allowance.

Highlights of the quarter ended October 29, 2011 included:

•                  record earnings per share for a third quarter of $4.31 per share compared to $0.22 per share for the prior year third quarter.  Net income was $228.2 million for the quarter ended October 29, 2011 compared to net income of $14.4 million for the quarter ended October 30, 2010.

•                  a comparable store sales increase of 5% while maintaining gross margin from retail operations at 36.8% of sales and

•                  continued operating expense control, decreasing 30 basis points of sales.

•                  the repurchase of approximately $123.7 million (2.9 million shares) of Class A Common Stock.

As of October 29, 2011, we had working capital of $672.1 million, cash and cash equivalents of $106.4 million and $1,034.0 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $135.6 million for the nine months ended October 29, 2011.  We operated 304 total stores, including 16 clearance centers, and one internet store as of October 29, 2011, a decrease of 6 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended*
	October 29, 2011	October 30, 2010
Net sales (in millions)	$1,382.6	$1,344.1
Net sales trend	3%	(1)%
Gross profit (in millions)	$502.6	$486.6
Gross profit as a percentage of net sales	36.4%	36.2%
Cash flow from operations (in millions)	$135.6	$158.9
Total retail store count at end of period	304	310
Retail sales per square foot	$26	$25
Retail store sales trend	4%	0%
Comparable retail store sales trend	5%	1%
Comparable retail store inventory trend	4%	(2)%
Retail merchandise inventory turnover	2.4	2.4

*Cash flow from operations data is for the nine months ended October 29, 2011 and October 30, 2010.

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

Service charges and other income.  Service charges include income generated through the long-term marketing and servicing alliance (“Alliance”) with GE Consumer Finance (“GE”), which owns and manages the Dillard’s branded proprietary credit cards.  Other income includes rental income, shipping and handling fees and lease income on leased departments.

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

(Gain) loss on disposal of assets.  (Gain) loss on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the gain on the sale of an interest in a mall joint venture.

Asset impairment and store closing charges.  Asset impairment and store closing charges consist of write-downs to fair value of under-performing or available-for-sale properties and exit costs associated with the closure of certain stores.  Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

Income on and equity in (losses) of joint ventures.  Income on and equity in (losses) of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures as well as a distribution of excess cash from one of the Company’s mall joint ventures.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.1	2.2	2.1
	102.5	102.1	102.2	102.1
Cost of sales	63.6	63.8	63.8	64.5
Advertising, selling, administrative and general expenses	29.3	29.6	27.7	28.3
Depreciation and amortization	4.7	4.8	4.5	4.6
Rentals	0.8	0.9	0.8	0.9
Interest and debt expense, net	1.3	1.3	1.3	1.3
(Gain) loss on disposal of assets	(0.1)	0.1	(0.1)	(0.1)
Asset impairment and store closing charges	0.0	0.0	0.0	0.1

Income before income taxes and income on and equity in (losses) of joint ventures	2.9	1.6	4.2	2.5
Income taxes (benefit)	(13.6)	0.4	(3.2)	0.8
Income on and equity in (losses) of joint ventures	0.0	(0.1)	0.1	0.0

Net income	16.5%	1.1%	7.5%	1.7%

Net Sales

	Three Months Ended
	October 29,	October 30,
(in thousands of dollars)	2011	2010	$ Change
Net sales:
Retail operations segment	$1,366,362	$1,320,568	$45,794
Construction segment	16,250	23,550	(7,300)
Total net sales	$1,382,612	$1,344,118	$38,494

The percent change by category in the Company’s retail operations segment sales for the three months ended October 29, 2011 compared to the three months ended October 30, 2010 as well as the percentage by segment and category to total net sales for the three months ended October 29, 2011 is as follows:

	Three Months
	% Change 2011-2010	% of Net Sales
Retail operations segment
Cosmetics	4.4%	16%
Ladies’ apparel and accessories	3.0	36
Juniors’ and children’s apparel	4.8	9
Men’s apparel and accessories	3.0	16
Shoes	4.8	17
Home and furniture	(1.3)	5
		99
Construction segment		1
Total		100%

Net sales from the retail operations segment increased 4%, exclusive of adjustments to the sales reserve, during the three months ended October 29, 2011 compared to the three months ended October 30, 2010 while sales in comparable stores increased 5% between the same periods.  Sales of shoes and juniors’ and children’s apparel increased significantly during the period.  Sales of cosmetics, ladies’ apparel and accessories and men’s apparel and accessories increased moderately during the period while sales in the home and furniture category declined slightly during the period.

The number of sales transactions decreased 3% for the three months ended October 29, 2011 over the comparable prior year period while the average dollars per sales transaction increased significantly.  We recorded an allowance for sales returns of $7.7 million and $7.2 million as of October 29, 2011 and October 30, 2010, respectively.

We believe that we may continue to see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance.

Net sales from the construction segment decreased $7.3 million or 31% during the three months ended October 29, 2011 compared to the three months ended October 30, 2010.  We believe this decrease is primarily attributable to the negative impact that the weak United States economy has had in previous quarters and continues to have on demand for construction projects in private industry.  During the first nine months of 2011, we have been awarded approximately $136 million in new contracts.

	Nine Months Ended
	October 29,	October 30,
(in thousands of dollars)	2011	2010	$ Change
Net sales:
Retail operations segment	$4,247,462	$4,108,112	$139,350
Construction segment	46,095	78,512	(32,417)
Total net sales	$4,293,557	$4,186,624	$106,933

The percent change by category in the Company’s retail operations segment sales for the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 as well as the percentage by segment and category to total net sales for the nine months ended October 29, 2011 is as follows:

	Nine Months
	% Change 2011-2010	% of Net Sales
Retail operations segment
Cosmetics	4.1%	15%
Ladies’ apparel and accessories	2.8	38
Juniors’ and children’s apparel	4.0	9
Men’s apparel and accessories	4.4	17
Shoes	5.3	15
Home and furniture	(3.4)	5
		99
Construction segment		1
Total		100%

Net sales from the retail operations segment increased 3% during the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 while sales in comparable stores increased 4% between the same periods.  Moderate sales increases were noted in most merchandise categories during the period, with the exception of shoes which experienced a significant sales increase and home and furniture which experienced a moderate sales decline.

The number of sales transactions decreased 2% for the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 while the average dollars per sales transaction increased significantly.

Net sales from the construction segment decreased $32.4 million or 41% during the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010	$ Change 2011-2010	$ Change 2011-2010
Service charges and other income:
Retail operations segment
Leased department income	$2,372	$2,311	$7,106	$6,844	$61	$262
Income from GE marketing and servicing alliance	25,297	20,926	70,515	64,133	4,371	6,382
Shipping and handling income	4,012	3,659	12,538	11,547	353	991
Other	2,115	2,000	6,475	6,896	115	(421)
	33,796	28,896	96,634	89,420	4,900	7,214
Construction segment	130	23	156	444	107	(288)
Total	$33,926	$28,919	$96,790	$89,864	$5,007	$6,926

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased $4.4 million during the three months ended October 29, 2011 compared to the three months ended October 30, 2010 primarily due to decreased credit losses and increased late charge fee income.  Income from the

Alliance increased $6.4 million during the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 primarily due to decreased credit losses partially offset by reduced finance charge and late charge fee income.

Gross Profit

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$502,140	$485,629	$16,511	3.4%
Construction segment	475	1,015	(540)	(53.2)
Total gross profit	$502,615	$486,644	$15,971	3.3%

Nine months ended
Retail operations segment	$1,551,936	$1,483,197	$68,739	4.6%
Construction segment	339	1,256	(917)	(73.0)
Total gross profit	$1,552,275	$1,484,453	$67,822	4.6%

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gross profit as a percentage of segment net sales:
Retail operations segment	36.8%	36.8%	36.5%	36.1%
Construction segment	2.9	4.3	0.7	1.6
Total gross profit as a percentage of net sales	36.4	36.2	36.2	35.5

Gross profit improved 20 basis points of sales and 70 basis points of sales during the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010, respectively.

Gross profit as a percentage of sales from retail operations remained flat during the three months ended October 29, 2011 compared to the three months ended October 30, 2010 as a result of increased markdowns partially offset by increased markups.  Gross profit as a percentage of sales from retail operations improved 40 basis points during the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 as a result of increased markups and decreased markdowns.

During the three months ended October 29, 2011 as compared to the three months ended October 30, 2010, gross margin was flat in most merchandise categories, with the exception of a slight gross margin decline in ladies’ apparel and accessories and a significant gross margin improvement in home and furniture.

During the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010, gross margin improved moderately in home and furniture and improved slightly in shoes and juniors’ and children’s apparel.  Gross margin was flat in cosmetics and ladies’ apparel and accessories while men’s apparel and accessories experienced a slight gross margin decline.

Inventory increased 4% in comparable stores as of October 29, 2011 compared to October 30, 2010 as management has planned more aggressively in light of improved sales trends.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $6 million for the three and nine months ended October 29, 2011, respectively.

Gross profit from the construction segment declined 140 basis points of sales and 90 basis points of sales during the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010, respectively.  The three-month gross margin decline from the prior year was the result of fewer projects caused by the reduction in demand for construction services combined with pricing pressures in an already competitive marketplace.  The nine-month gross margin decline was also attributable to a $1.2 million loss recorded during the nine months ended October 29, 2011 on an electrical contract partially offset by a $2.2 million loss recorded in the prior year comparable period on certain electrical contracts stemming from job delays due to bad weather and job underperformance.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$403,658	$397,355	$6,303	1.6%
Construction segment	1,108	1,139	(31)	(2.7)
Total SG&A	$404,766	$398,494	$6,272	1.6%

Nine months ended
Retail operations segment	$1,186,492	$1,180,737	$5,755	0.5%
Construction segment	3,578	3,453	125	3.6
Total SG&A	$1,190,070	$1,184,190	$5,880	0.5%

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
SG&A as a percentage of segment net sales:
Retail operations segment	29.5%	30.1%	27.9%	28.7%
Construction segment	6.8	4.8	7.8	4.4
Total SG&A as a percentage of net sales	29.3	29.6	27.7	28.3

SG&A improved 30 basis points of sales during the three months ended October 29, 2011 compared to the three months ended October 30, 2010 while total SG&A dollars increased $6.3 million.  The dollar increase was most noted in payroll and payroll related taxes ($4.9 million), primarily of selling payroll, and supplies ($3.3 million) partially offset by decreased net advertising expenditures ($2.8 million) and utilities ($2.3 million).

SG&A improved 60 basis points of sales during the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 while total SG&A dollars increased $5.9 million.  The dollar increase was most noted in payroll and payroll related taxes ($10.4 million), primarily of selling payroll, and supplies ($6.7 million) partially offset by decreased net advertising expenditures ($8.7 million).

Rentals

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$11,213	$11,626	$(413)	(3.6)%
Construction segment	16	15	1	6.7
Total rentals	$11,229	$11,641	$(412)	(3.5)%

Nine months ended
Retail operations segment	$34,763	$36,537	$(1,774)	(4.9)%
Construction segment	35	61	(26)	(42.6)
Total rentals	$34,798	$36,598	$(1,800)	(4.9)%

The decrease in rental expense for the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010, respectively, was primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$17,791	$18,118	$(327)	(1.8)%
Construction segment	(41)	(75)	34	45.3
Total interest and debt expense, net	$17,750	$18,043	$(293)	(1.6)%

Nine months ended
Retail operations segment	$54,567	$55,520	$(953)	(1.7)%
Construction segment	(120)	(159)	39	24.5
Total interest and debt expense, net	$54,447	$55,361	$(914)	(1.7)%

The decrease in net interest and debt expense for the nine months ended October 29, 2011 is primarily attributable to note maturities and repurchases during the period partially offset by an increase in credit facility interest.  Total weighted average debt outstanding during the nine months ended October 29, 2011 increased approximately $35.9 million compared to the nine months ended October 30, 2010.

(Gain) Loss on Disposal of Assets

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(1,456)	$934	$2,390
Construction segment	—	—	—
Total (gain) loss on disposal of assets	$(1,456)	$934	$2,390

Nine months ended
Retail operations segment	$(3,911)	$(3,280)	$631
Construction segment	64	(12)	(76)
Total (gain) loss on disposal of assets	$(3,847)	$(3,292)	$555

During the three months ended October 29, 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations, resulting in gains totaling $1.3 million that were recorded in (gain) loss on disposal of assets.

Additionally, during the nine months ended October 29, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in (gain) loss on disposal of assets.

During the three months ended October 30, 2010, the Company received proceeds of $1.9 million from the sale of a former retail store location, resulting in a loss of $1.1 million that was recorded in (gain) loss on disposal of assets.

Additionally, during the nine months ended October 30, 2010, the Company received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in (gain) loss on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change
Asset impairment and store closing charges:
Nine months ended
Retail operations segment	$1,200	$2,208	$(1,008)
Construction segment	—	—	—
Total asset impairment and store closing charges	$1,200	$2,208	$(1,008)

There were no asset impairment and store closing costs recorded during the three months ended October 29, 2011 and October 30, 2010.

During the nine months ended October 29, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of a property currently held for sale.

During the nine months ended October 30, 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs.  The charge was for the write-down of a property currently held for sale.

Income Taxes

The total amount of unrecognized tax benefits as of October 29, 2011 and October 30, 2010 was $8.2 million and $14.0 million, respectively, of which $5.6 million and $10.3 million, respectively, would, if recognized, affect the effective tax rate.  The Company classifies accrued interest expense and penalties relating to income tax in the condensed consolidated financial statements as income tax expense.  The total accrued interest and penalties in the condensed consolidated balance sheets as of October 29, 2011 and October 30, 2010 was $3.4 million and $4.6 million, respectively.  The estimated range of the reasonably possible unrecognized tax benefit decrease in the next twelve months is between $0.5 million and $1.5 million.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

In January 2011, the Company formed a wholly-owned subsidiary intended to operate as a real estate investment trust (“REIT”) and transferred certain properties to this subsidiary.  The Company entered into this transaction in order to enhance its financial flexibility by providing additional sources of liquidity.  At the time, the Company believed that a tax election might be available to the Company that would result in a taxable gain on the transfer of these properties to the REIT.  In May 2011, the Company requested that the Internal Revenue Service (“IRS”) review the REIT transaction and a potential tax election available to the Company, through the IRS’s voluntary Pre-Filing Agreement Program (“PFA”).  Through the PFA, in September 2011, the Company and the IRS entered into a Closing Agreement On Final Determination Covering Specific Matters under which agreement the IRS agreed with the Company regarding the tax treatment of the transfer of the properties to the REIT and the availability of the tax election to the Company.  Based on the agreement with the IRS, during the three months ended October 29, 2011 the Company determined to make the tax election in its tax return for the fiscal year ended January 29, 2011 (fiscal 2010) which was filed during the quarter.  This tax election increases the tax basis of the properties transferred to the REIT to their fair values at the date of the transfer.  The income tax that would otherwise be payable because of the gain recognized by this election was largely reduced by the utilization of a capital loss carryforward, that would otherwise have expired as of January 29, 2011, against a portion of the recognized gain.  Because of the Company’s past uncertainty regarding the incurrence of capital gain income, the deferred tax asset associated with that capital loss carryforward had been offset by a full valuation allowance since its recognition in fiscal 2005.  During the three months ended October 29, 2011, income taxes included the recognition of approximately $201.6 million in tax benefit due to the reversal of the valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of the properties to the REIT.  Approximately $134.4 million of the tax benefit relates to increased basis in depreciable property while approximately $67.2 million of the benefit relates to increased basis in land.  Due to the increased tax basis of the depreciable properties transferred to the REIT, the Company will recognize increased tax depreciation deductions in the future which are expected to yield cash tax benefits of approximately $5 million annually in years one through twenty and approximately $2 million annually in years twenty-one through forty beginning with the year ending January 28, 2012.  Due to the uncertainty surrounding whether the REIT will dispose of any of its land assets in the future, the Company cannot estimate when or if the cash tax benefits related to the increased basis in land will be received.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately (473.1)% and 29.6% for the three months ended October 29, 2011 and October 30, 2010, respectively.  During the three months ended October 29, 2011, income taxes included the recognition of:  a tax benefit of approximately $201.6 million due to the reversal of a valuation allowance related to a capital loss carryforward; tax benefits related to federal tax credits; and net decreases in unrecognized tax benefits, interest and penalties.   During the three months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a decrease in a capital loss valuation allowance.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately (75.4)% and 32.1% for the nine months ended October 29, 2011 and October 30, 2010, respectively.  During the nine months ended October 29, 2011, income taxes included the recognition of:  a tax benefit of approximately $201.6 million due to the reversal of a valuation allowance related to a capital loss carryforward; tax benefits related to federal tax credits; net decreases in unrecognized tax benefits, interest and penalties; decreases in net operating loss valuation allowances; and decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.  Additionally, during the nine months ended October 29, 2011, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal tax years 2008 through 2009, and no significant changes occurred in these tax years as a result of such examination.  During the nine months ended October 30, 2010, income taxes included the recognition of tax benefits primarily due to a state administrative settlement, a decrease in a capital loss valuation allowance, and federal tax credit refund claims.

The Company’s income tax rate for the remainder of fiscal 2011 is dependent upon results of operations and may change if the results for fiscal 2011 are different from current expectations.  The Company’s effective tax rate for the remainder of fiscal 2011 is estimated to approximate 36%.

FINANCIAL CONDITION

Financial Position Summary

(in thousands of dollars)	October 29, 2011	January 29, 2011	$ Change	% Change
Cash and cash equivalents	$106,383	$343,291	$(236,908)	(69.0)%
Restricted cash	24,901	—	24,901	*
Other short-term borrowings	142,000	—	142,000	*
Long-term debt, including current portion	692,031	746,412	(54,381)	(7.3)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	1,832,367	2,086,720	(254,353)	(12.2)

Current ratio	1.52	2.05
Debt to capitalization	36.1%	31.2%

(in thousands of dollars)	October 29, 2011	October 30, 2010	$ Change	% Change
Cash and cash equivalents	$106,383	$167,119	$(60,736)	(36.3)%
Restricted cash	24,901	—	24,901	*
Other short-term borrowings	142,000	—	142,000	*
Long-term debt, including current portion	692,031	746,849	(54,818)	(7.3)
Subordinated debentures	200,000	200,000	—	—
Stockholders’ equity	1,832,367	2,116,565	(284,198)	(13.4)

Current ratio	1.52	1.76
Debt to capitalization	36.1%	30.9%

*percentage not meaningful

Net cash flows from operations decreased to $135.6 million during the nine months ended October 29, 2011 compared to $158.9 million for the nine months ended October 30, 2010.  This $23.3 million decrease was primarily attributable to a decrease of $55.3 million related to changes in working capital items, primarily due to increases in inventories as the Company responds to improved sales trends.  This decrease was partially offset by higher net income, as adjusted for non-cash items, of $31.9 million for the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $70.5 million and $64.1 million from GE during the nine months ended October 29, 2011 and October 30, 2010, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2011 compared to fiscal 2010.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the nine months ended October 29, 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations, resulting in gains totaling $1.3 million that were recorded in (gain) loss on disposal of assets.  Additionally, during the nine months ended October 29, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in (gain) loss on disposal of assets.

During the nine months ended October 30, 2010, the Company received proceeds of $1.9 million from the sale of a former retail store location, resulting in a loss of $1.1 million that was recorded in (gain) loss on disposal of assets.  The Company also received proceeds of $4.0 million from the sale of a former retail store location, resulting in a gain of $4.0 million that was recorded in (gain) loss on disposal of assets.

Capital expenditures were $80.3 million and $73.8 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.  The current year expenditures were primarily for the remodeling of existing stores and equipment upgrades, including installation of the Company’s new internet fulfillment center located in Maumelle, Arkansas which is expected to be fully operational by early fiscal 2012.  Capital expenditures for fiscal 2011 are expected to be approximately $125 million compared to actual expenditures of $98.2 million during fiscal 2010.  There are no planned new store openings for fiscal 2011.

During the nine months ended October 30, 2010, the Company purchased two corporate aircraft for approximately $34 million that were previously leased under operating leases.

During the nine months ended October 29, 2011, we closed our Highland Mall location in Austin, Texas (190,000 square feet), our Decatur Mall location in Decatur, Alabama (128,000 square feet), our Westminster Mall location in Westminster, Colorado (159,000 square feet), and our Virginia Center Commons location in Glenn Allen, Virginia (96,000 square feet).  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

During the three months ended October 29, 2011, our wholly-owned captive insurance subsidiary entered into an agreement in which $24.9 million was placed into a trust for the benefit of a third party insurance provider.  The purpose of the trust (and additional standby letters of credit of $24.9 million) is to collateralize a third party insurer for workers’ compensation and general liability obligations under casualty insurance programs for policy years through fiscal 2011.  We believe collateralizing these obligations with cash is cost-effective, since the fees that would have been paid for the standby letters of credit exceed the amount of interest which could have been earned if the cash had been invested.  Prior to this change, all claims were secured by standby letters of credit.  The cash in the trust was recorded as restricted cash.

During the nine months ended October 29, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in (losses) of joint ventures.

The Company had cash on hand, including restricted cash, of $131.3 million as of October 29, 2011.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.0 billion credit facility.  Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at October 29, 2011.  Borrowings of $142.0 million were outstanding and letters of credit totaling $55.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $802 million at October 29, 2011.  Borrowings, net of invested cash, were $117.7 million at October 29, 2011.

During the nine months ended October 29, 2011, the Company repurchased 9.3 million shares of Class A Common Stock for $392.4 million at an average price of $42.09 per share under its 2010, February 2011 and May 2011 Stock Plans.  During the nine months ended October 30, 2010, the Company repurchased 10.1 million shares of stock for approximately $253.9 million (including the accrual of $12.3 million of share repurchase that had not settled as of October 30, 2010) at an average price of $25.24 per share under its 2007 and 2010 Stock Plans.  At October 29, 2011, no authorization remained under the 2007, 2010 and February 2011 Stock Plans, and $126.3 million of authorization remained under the May 2011 Stock Plan.

During the nine months ended October 29, 2011, the Company made principal payments on long-term debt and capital lease obligations of $55.8 million, including the repurchase of $5.7 million face amount of 6.625% notes with an original maturity on January 15, 2018.  This repurchase resulted in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.

During the nine months ended October 30, 2010, the Company made principal payments on long-term debt and capital lease obligations of $16.5 million, including the payoff of approximately $13 million in capital lease obligations for two corporate aircraft and the repurchase of $1.2 million face amount of 7.13% notes with an original maturity on August 1, 2018.  The repurchase resulted in a pretax gain of approximately $21 thousand which was recorded in net interest and debt expense.

During fiscal 2011, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, if any, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings under the credit facility during fiscal 2011, net of invested cash, to be approximately $200 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 10, 2009, a lawsuit was filed in the Circuit Court of Pulaski County, Arkansas styled Billy K. Berry, Derivatively on behalf of Dillard’s, Inc. v. William Dillard II et al, Case Number CV-09-4227-2 (the “Berry” case). The lawsuit generally sought return of monies and alleged that certain officers and directors of the Company had been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On February 18, 2010, the Circuit Court entered an “Order of Dismissal with Prejudice and Final Judgment” dismissing the case as to all parties defendant.  The Circuit Court’s judgment was affirmed by the Arkansas Court of Appeals.  Plaintiff appealed the decision of the Court of Appeals to the Arkansas Supreme Court where, on September 15, 2011, that appeal was denied.

On May 27, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Arkansas styled Steven Harben, Derivatively on Behalf of Nominal Defendant Dillard’s, Inc. v. William Dillard II et al, Case Number 4:09-IV-395.  The lawsuit generally sought return of monies and alleged that certain officers and directors of the Company had been overcompensated and/or received improper benefits at the expense of the Company and its shareholders.  On September 30, 2010, the District Court dismissed the lawsuit in its entirety with prejudice but granted plaintiff’s request to stay final judgment pending the exhaustion of all appeals in the Berry case, discussed above.  On September 23, 2011, the District Court entered Judgment dismissing the case after the Arkansas Supreme Court denied the Berry appeal.  The period for any appeal to the United States Court of Appeals for the Eighth Circuit has expired.

Accordingly, each of these cases has been concluded.

From time to time, the Company is involved in other litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 6, 2011, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2011 through August 27, 2011	2,917,824	$42.40	2,917,824	$126,281,224
August 28, 2011 through October 1, 2011	—	—	—	126,281,224
October 2, 2011 through October 29, 2011	—	—	—	126,281,224
Total	2,917,824	$42.40	2,917,824	$126,281,224

During the nine months ended October 29, 2011, the Company completed the remaining authorization under the 2010 Stock Plan and February 2011 Stock Plan.  In May 2011, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under the May 2011 Stock Plan.

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

DILLARD’S, INC.
(Registrant)

Date:	December 6, 2011	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)