Form 10-K
period 2012-01-28
DILLARDS INC
filed 2012-03-22
CIK 28917

Use these links to rapidly review the document

INDEX OF FINANCIAL STATEMENTS DILLARD'S, INC. AND SUBSIDIARIES Year Ended January 28, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2011: $2,606,181,433.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2012:

    CLASS A COMMON STOCK, $0.01 par value    45,430,606

    CLASS B COMMON STOCK, $0.01 par value      4,010,929

    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2012 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

        Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 28, 2012, we operated 304 Dillard's stores, including 16 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC and CDI Contractors, Inc. ("CDI"), whose business includes constructing and remodeling stores for the Company.

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel and accessories	37	37	36
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	15	14
Home and furniture	6	6	7

	99	98	97
Construction segment	1	2	3

Total	100%	100%	100%

        Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 of "Notes to Consolidated Financial Statements" in Item 8 hereof.

        Most of our stores are located in suburban shopping malls and open-air centers. Our customers may also purchase merchandise on-line at our website, www.dillards.com, which features on-line gift registries and a variety of other services. We operate retail department stores located primarily in the southwest, southeast and midwest regions of the United States. Our stores are located in 29 states.

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

        Our merchandising, sales promotion and store operating support functions are conducted primarily at our corporate headquarters. Our back office sales support functions, such as accounting, product development, store planning and information technology, are also centralized.

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

        GE Consumer Finance ("GE") owns and manages Dillard's proprietary credit cards ("proprietary cards") under a long-term marketing and servicing alliance ("Alliance") that expires in fiscal 2014. GE establishes and owns proprietary card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Alliance, we receive on-going cash compensation from GE based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. Furthermore, pursuant to this agreement, we have no continuing involvement other than to honor the proprietary cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the proprietary cards and accept payments on the proprietary cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

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

        As of January 28, 2012, we employed approximately 38,900 full-time and part-time associates, of which approximately 23% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.

        We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers and consider our relationships to be strong and mutually beneficial.

        Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2011, 2010, and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively, and each included 52 weeks.

        The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. website: www.dillards.com.

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

        Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.    RISK FACTORS.

        The risks described in this Item 1A, Risk Factors, of this Annual Report on Form 10-K for the year ended January 28, 2012, could materially and adversely affect our business, financial condition and results of operations.

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

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all, either of which could adversely affect our results of operations.

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

        We may experience supply problems such as unfavorable pricing or untimely delivery of merchandise. The price and availability of materials from suppliers can be adversely affected by factors outside of our control, such as increased worldwide demand. Further, our suppliers may experience financial difficulties due to a downturn in the industry or in other macroeconomic environments, such as credit markets, stifling their ability to obtain borrowed funds necessary to finance their operations. These supplier risks may have a material adverse effect on our business and results of operations.

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

        Lawsuits have been filed, and may continue to be filed, by customers and employees alleging discrimination. We are also susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store. Further, we may be subject to other claims in the future based on, among other things, employee discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and/or negatively impact operating results.

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

Reductions in the income and cash flow from our long-term marketing and servicing alliance related to our proprietary credit cards could impact operating results and cash flows.

        GE owns and manages our proprietary credit cards under the Alliance that expires in fiscal 2014. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The income and cash flow that the Company receives from the Alliance is dependent upon a number of factors including the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts, GE's ability to extend credit to our customers as well as GE's funding costs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from the Alliance decreases, our operating results and cash flows could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        All of our stores are owned by us or leased from third parties. At January 28, 2012, we operated 304 stores in 29 states totaling approximately 52.7 million square feet of which we owned approximately 46.2 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

        The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 28, 2012:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	10	10	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	42	39	—	3	—
Georgia	12	7	3	2	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	7	3	2	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	16	14	1	1	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	4	4	—	—	—
Ohio	15	10	5	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	8	1	—	1
Texas	60	43	10	2	5
Utah	6	4	2	—	—
Virginia	7	5	1	1	—
Wyoming	1	1	—	—	—

Total	304	244	38	15	7

        At January 28, 2012, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Nashville, TN	285,000	Leased
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned

Total		3,329,000

        The Company's new 850,000 square foot internet fulfillment center located in Maumelle, Arkansas is expected to be fully operational by the end of the first fiscal quarter of 2012. Additional property information is contained in Notes 1, 12 and 13 of "Notes to Consolidated Financial Statements," in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS.

        From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 22, 2012, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists the names and ages of all executive officers of the Registrant, the nature of any family relationship between them and all positions and offices with the Registrant presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	67	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	62	Director; President	1998	Brother of William Dillard, II
Mike Dillard	60	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	65	Director; Executive Vice President	1998	Sister of William Dillard, II
James I. Freeman	62	Director; Senior Vice President; Chief Financial Officer	1988	None
Steven K. Nelson	54	Vice President	1988	None
Robin Sanderford	65	Vice President	1998	None
Paul J. Schroeder, Jr.	64	Vice President; General Counsel	1998	None
Burt Squires	62	Vice President	1984	None
Julie A. Taylor	60	Vice President	1998	None
Richard B. Willey*	61	Vice President	2010	None

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

        The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2011 and 2010 are presented in the table below:

	2011		2010		Dividends per Share
	High	Low	High	Low	2011	2010
First	$48.57	$37.87	$31.22	$14.94	$0.04	$0.04
Second	61.08	45.27	29.88	19.91	0.05	0.04
Third	57.58	38.99	27.80	19.26	0.05	0.04
Fourth	56.30	42.54	44.50	25.31	0.05	0.04

        While the Company expects to continue paying quarterly cash dividends during fiscal 2012, all dividends will be reviewed quarterly and declared by the Board of Directors.

Stockholders

        As of February 25, 2012, there were 3,270 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.

Repurchase of Common Stock

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2011 through November 26, 2011	1,264,663	$49.26	1,264,663	$63,986,630
November 27, 2011 through December 31, 2011	299,800	47.88	299,800	49,632,387
January 1, 2012 through January 28, 2012	487,318	45.39	487,318	27,511,684

Total	2,051,781	$48.14	2,051,781	$27,511,684

        In May 2011, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock. This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The plan has no expiration date, and remaining availability pursuant to the Company's share repurchase program was $27.5 million as of January 28, 2012.

        In February 2012, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock. This additional authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The plan has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

        The information concerning the Company's equity compensation plans is incorporated by reference here to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information".

Company Performance

        For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index. The cumulative total return on the Company's Class A Common Stock assumes $100 invested in such stock on February 4, 2007 and assumes reinvestment of dividends.

	2007	2008	2009	2010	2011
Dillard's, Inc.	$59.15	$12.77	$49.37	$120.62	$138.99
S&P 500	98.17	59.52	79.24	96.08	101.20
S&P 500 Department Stores	63.85	30.16	50.42	57.83	65.29

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands of dollars, except per share data)

	2011	2010	2009	2008	2007
Net sales	$6,263,600	$6,120,961	$6,094,948	$6,830,543	$7,207,417
Percent change	2%	0%	-11%	-5%	-6%
Cost of sales	4,041,550	3,976,063	4,102,892	4,827,769	4,786,655
Percent of sales	64.5%	65.0%	67.3%	70.7%	66.4%
Interest and debt expense, net	72,059	73,792	74,003	88,821	91,556
Income (loss) before income taxes and income on (equity in losses of) joint ventures	396,669	268,716	84,525	(380,005)	60,518
Income taxes (benefit)	(62,518)	84,450	12,690	(140,520)	13,010
Income on (equity in losses of) joint ventures	4,722	(4,646)	(3,304)	(1,580)	6,253
Net income (loss)	463,909	179,620	68,531	(241,065)	53,761
Net income (loss) per diluted common share	8.52	2.67	0.93	(3.25)	0.68
Dividends per common share	0.19	0.16	0.16	0.16	0.16
Book value per common share	41.50	34.79	31.21	30.65	33.45
Average number of diluted shares outstanding	54,448,065	67,174,163	73,783,960	74,278,461	79,103,423
Accounts receivable(1)	28,708	25,950	63,222	87,998	10,880
Merchandise inventories	1,304,124	1,290,147	1,300,680	1,374,394	1,779,279
Property and equipment, net	2,440,266	2,595,514	2,780,837	2,973,151	3,190,444
Total assets	4,306,137	4,374,166	4,606,327	4,745,844	5,338,129
Long-term debt	614,785	697,246	747,587	757,689	760,165
Capital lease obligations	9,153	11,383	22,422	24,116	25,739
Other liabilities	245,218	205,916	213,471	220,911	217,403
Deferred income taxes	314,598	341,689	349,722	378,348	436,541
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	2,052,019	2,086,720	2,304,103	2,251,115	2,514,111
Number of stores
Opened(2)	0	2	0	10	9
Closed	4	3	6	21	11
Total—end of year	304	308	309	315	326

(1)
In August 2008, the Company purchased the remaining interest in CDI, a former 50% equity method joint venture investment of the Company.

(2)
One store in Biloxi, Mississippi, not in operation during fiscal 2007 due to the hurricanes of 2005, was re-opened in early fiscal 2008.

        The items below are included in the Selected Financial Data.

2011

        The items below amount to a net $50.9 million pretax gain ($234.5 million after tax gain or $4.31 per share).

  •
  a $201.6 million income tax benefit ($3.70 per share) due to a reversal of a valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of properties to our REIT (see Note 6 of Notes to Consolidated Financial Statements).

  •
  a $44.5 million pretax gain ($28.7 million after tax or $0.53 per share), net of settlement related expenses, related to the settlement of a lawsuit with JDA Software Group for $57.0 million.

  •
  a $4.2 million pretax gain ($2.7 million after tax or $0.05 per share) related to a distribution from a mall joint venture (see Note 1 of Notes to Consolidated Financial Statements).

  •
  a $2.1 million pretax gain ($1.4 million after tax or $0.03 per share) related to the sale of an interest in a mall joint venture (see Note 1 of Notes to Consolidated Financial Statements).

  •
  a $1.3 million pretax gain ($0.9 million after tax or $0.02 per share) related to the sale of two former retail store locations.

  •
  a $1.2 million pretax charge ($0.8 million after tax or $0.01 per share) for asset impairment and store closing charges related to the write-down of one property held for sale (see Note 13 of the Notes to Consolidated Financial Statements).

2010

        The items below amount to a net $10.4 million pretax gain ($16.4 million after tax gain or $0.24 per share).

  •
  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of one property held for sale (see Note 13 of the Notes to Consolidated Financial Statements).

  •
  a $7.5 million pretax gain ($4.8 million after tax or $0.07 per share) on proceeds received for final payment related to hurricane losses.

  •
  a $5.1 million pretax gain ($3.3 million after tax or $0.05 per share) related to the sale of five retail store locations.

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

  •
  a $1.7 million pretax gain ($1.0 million after tax or $0.01 per share) on the early extinguishment of debt related to the repurchase of certain unsecured notes (see Note 4 of the Notes to Consolidated Financial Statements).

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

2007

        The items below amount to a net $2.3 million pretax charge ($10.7 million after tax gain or $0.13 per share).

  •
  a $20.5 million pretax charge ($12.8 million after tax or $0.16 per share) for asset impairment and store closing charges related to certain stores.

  •
  an $18.2 million pretax gain ($11.5 million after tax or $0.14 per share) related to reimbursement for inventory and property damages incurred during the 2005 hurricane season.

  •
  a $12.0 million income tax benefit ($0.15 per share) primarily due to state administrative settlement, federal credits and the change in a capital loss valuation allowance.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

        Dillard's, Inc. operates 304 retail department stores spanning 29 states and an Internet store. Our retail stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel, cosmetics and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price, including national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

        The Company also operates CDI, a general contractor whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

        In accordance with the National Retail Federation fiscal reporting calendar, the fiscal 2011, 2010 and 2009 reporting periods presented and discussed below ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively, and each contained 52 weeks.

Fiscal 2011

        Our operating results improved during fiscal 2011 with continued consumer confidence. Retail sales were up over last year, with comparable store sales increases recognized in all four quarters of the year. Gross margin improved slightly over last year, mainly from improvement in the first half of the year, and operating expenses were leveraged. We repurchased 11.4 million shares of our Class A Common Stock during the year, helping to reduce our total outstanding shares by almost 18% from last year. Net income increased to $463.9 million, or $8.52 per share during fiscal 2011—our highest historical fiscal year earnings per share—compared to $179.6 million, or $2.67 per share, during fiscal 2010.

        Included in net income for fiscal 2011 are:

  •
  a $201.6 million income tax benefit ($3.70 per share) due to a reversal of a valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of properties to our REIT.

  •
  a $44.5 million pretax gain ($28.7 million after tax or $0.53 per share), net of settlement related expenses, related to the settlement of a lawsuit with JDA Software Group for $57.0 million.

  •
  a $4.2 million pretax gain ($2.7 million after tax or $0.05 per share) related to a distribution from a mall joint venture.

  •
  a $2.1 million pretax gain ($1.4 million after tax or $0.03 per share) related to the sale of an interest in a mall joint venture.

  •
  a $1.3 million pretax gain ($0.9 million after tax or $0.02 per share) related to the sale of two former retail store locations.

  •
  a $1.2 million pretax charge ($0.8 million after tax or $0.01 per share) for asset impairment and store closing charges related to the write-down of one property held for sale.

        Included in net income for fiscal 2010 are:

  •
  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of one property held for sale;

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

        Highlights of fiscal 2011 as compared to fiscal 2010 are:

  •
  Record earnings per share of $8.52 compared to $2.67 for the prior year. Net income was $463.9 million for fiscal 2011 compared to $179.6 million for fiscal 2010;

  •
  A comparable store sales increase of 4% over the prior year;

  •
  Operating expense leverage of 60 basis points of sales. Operating expenses as a percent of sales were 26.0% and 26.6% for fiscal 2011 and fiscal 2010, respectively; and

  •
  Cash flow from operations of $501.1 million allowed the repurchase of approximately $491.2 million (11.4 million shares) of Class A Common Stock under the Company's share repurchase programs. Total shares outstanding at January 28, 2012 were 49.4 million shares compared to 60.0 million shares at January 29, 2011.

        As of January 28, 2012, we had working capital of $721.4 million, cash and cash equivalents of $224.3 million and $891.6 million of total debt outstanding. We operated 304 total stores as of January 28, 2012, a decrease of four stores from the same period last year.

Key Performance Indicators

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
(retail segment only, excluding cash flow data)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales (in millions)	$6,193.9	$6,020.0	$5,890.0
Gross profit (in millions)	$2,221.0	$2,142.9	$1,982.9
Gross profit as a percentage of net sales	35.9%	35.6%	33.7%
Cash flow from operations (in millions)	$501.1	$512.9	$554.0
Total store count at end of period	304	308	309
Sales per square foot	$118	$113	$110
Net sales trend	3%	2%	(13)%
Comparable store sales trend	4%	3%	(10)%
Comparable store inventory trend	3%	(2)%	(5)%
Merchandise inventory turnover	2.8	2.8	2.6

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

  •
  Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the cost of sales on our consolidated statement of income will correspondingly rise, thus reducing our income and cash flow.

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

        We do not believe that inflation has had a material effect on our results during the periods presented; however, our business could be affected by such in the future. In response to economic volatility in Asia and to increased fabric prices (including cotton) and overseas wages, during fiscal 2011 we sought solutions to help minimize the effects of these events on our operations by (1) negotiating efficiencies through our longstanding relationships with our current suppliers, (2) considering alternative manufacturing sources, (3) redesigning our garments and incorporating other types of fibers where appropriate and (4) adjusting price points as necessary. With the help of these mitigating steps, the effects of the negative economic events did not have a material negative impact on our fiscal 2011 gross margins, and we believe they will not have a material negative impact on our fiscal 2012 gross margins as these same pressures have moderated since last year.

2012 Guidance

        A summary of estimates on key financial measures for fiscal 2012 is shown below.

(in millions of dollars)	Fiscal 2012 Estimated	Fiscal 2011 Actual
Depreciation and amortization	$256	$258
Rentals	34	48
Interest and debt expense, net	71	72
Capital expenditures	175	116

General

        Net sales.    Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI, the Company's general contracting construction company. Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. Non-comparable store sales include: sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; and sales in clearance centers.

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

        Rentals.    Rentals include expenses for store leases, including contingent rent, and data processing and other equipment rentals.

        Interest and debt expense, net.    Interest and debt expense includes interest, net of interest income, relating to the Company's unsecured notes, mortgage notes, term note, subordinated debentures and borrowings under the Company's credit facility. Interest and debt expense also includes gains and losses on note repurchases, amortization of financing costs and interest on capital lease obligations.

        Gain on litigation settlement.    Gain on litigation settlement includes the proceeds received, net of related expenses, from the settlement of a lawsuit with JDA Software Group.

        Gain on disposal of assets.    Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the gain on the sale of an interest in a mall joint venture.

        Asset impairment and store closing charges.    Asset impairment and store closing charges consist of write-downs to fair value of under-performing or held for sale properties and exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

        Income on (equity in losses of) joint ventures.    Income on (equity in losses of) joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as a distribution of excess cash from one of the Company's mall joint ventures.

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

        Merchandise inventory.    Approximately 97% of the inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, current replacement cost could result in inventory values on the first-in, first-out ("FIFO") retail inventory method being lower than the LIFO method. At January 28, 2012 and January 29, 2011, the LIFO method, after a lower of cost or market adjustment, approximated the cost of inventories using the FIFO method. The application of LIFO did not impact cost of sales during fiscal 2011, 2010 or 2009. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $9 million for fiscal 2011.

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

        Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $9.0 million and $7.3 million as of January 28, 2012 and January 29, 2011, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the years ended January 28, 2012, January 29, 2011 and January 30, 2010.

        The Company's share of income earned under the Alliance with GE involving the Dillard's branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $96 million, $85 million and $89 million from GE in fiscal 2011, 2010 and 2009, respectively. Pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

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

        Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 28, 2012 and January 29, 2011, insurance accruals of $50.3 million and $52.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2011 and 2010, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.2 million for fiscal 2011.

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

  •
  A current-period operating or cash flow loss combined with a history of operating or cash flow losses; or

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

        The total amount of unrecognized tax benefits as of January 28, 2012 and January 29, 2011 was $8.5 million and $9.1 million, respectively, of which $5.8 million and $6.3 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of income as of January 28, 2012, January 29, 2011 and January 30, 2010 was $(0.2) million, $(2.3) million, and $(2.0) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of January 28, 2012 and January 29, 2011 was $3.4 million and $3.7 million, respectively.

        During fiscal 2011, the Internal Revenue Service ("IRS") concluded its examination of the Company's federal income tax returns for the fiscal tax years 2008 and 2009, and no significant changes occurred in these tax years as a result of such examination. The Company is currently under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2008 and forward, with the exception of fiscal 2003 through 2007 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's various state income tax audits and lapse of statutes of limitation. The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $2.0 million. Changes in the Company's assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

        Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 4.3% as of January 28, 2012 from 5.5% as of January 29, 2011. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $174 million is appropriately stated as of January 28, 2012; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $10.4 million. The Company expects to make a contribution to the pension plan of approximately $7.9 million in fiscal 2012. The Company expects pension expense to be approximately $16.3 million in fiscal 2012 with a liability of $182.5 million at February 2, 2013.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 28, 2012		January 29, 2011		January 30, 2010
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,263,600	100.0%	$6,120,961	100.0%	$6,094,948	100.0%
Service charges and other income	136,165	2.2	132,574	2.2	131,680	2.2

	6,399,765	102.2	6,253,535	102.2	6,226,628	102.2

Cost of sales	4,041,550	64.5	3,976,063	65.0	4,102,892	67.3
Advertising, selling, administrative and general expenses	1,630,907	26.0	1,625,793	26.6	1,644,091	27.0
Depreciation and amortization	257,685	4.1	261,550	4.3	262,877	4.3
Rentals	48,110	0.8	51,045	0.8	58,363	1.0
Interest and debt expense, net	72,059	1.2	73,792	1.2	74,003	1.2
Gain on litigation settlement	(44,460)	(0.7)	—	0.0	—	0.0
Gain on disposal of assets	(3,955)	0.0	(5,632)	(0.1)	(3,207)	(0.1)
Asset impairment and store closing charges	1,200	0.0	2,208	0.0	3,084	0.1

Income before income taxes and income on (equity in losses of) joint ventures	396,669	6.3	268,716	4.4	84,525	1.4
Income taxes (benefit)	(62,518)	(1.0)	84,450	1.4	12,690	0.2
Income on (equity in losses of) joint ventures	4,722	0.1	(4,646)	(0.1)	(3,304)	(0.1)

Net income	$463,909	7.4%	$179,620	2.9%	$68,531	1.1%

Sales

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales:
Retail operations segment	$6,193,903	$6,020,043	$5,889,961
Construction segment	69,697	100,918	204,987

Total net sales	$6,263,600	$6,120,961	$6,094,948

        The percent change by category in the Company's retail operations segment sales for the past two years is as follows:

	Percent Change
	Fiscal 2011 - 2010	Fiscal 2010 - 2009
Cosmetics	4.7%	(0.1)%
Ladies' apparel and accessories	2.1	2.4
Juniors' and children's apparel	3.7	1.6
Men's apparel and accessories	2.8	1.8
Shoes	5.6	7.3
Home and furniture	(2.8)	(3.6)

2011 Compared to 2010

        Net sales from the retail operations segment increased $173.9 million or 3% during fiscal 2011 as compared to fiscal 2010 while sales in comparable stores improved 4%. Sales of shoes and cosmetics were up significantly while sales of juniors' and children's apparel, men's apparel and accessories and ladies' apparel and accessories increased moderately. Sales in the home and furniture category were down moderately.

        The number of sales transactions decreased 2% over the prior year while the average dollars per sales transaction increased significantly.

        We believe that we may continue to see some sales growth in the retail operations segment during the coming months; however, there is no guarantee of improved sales performance.

        Net sales from the construction segment decreased $31.2 million or 31% during fiscal 2011 as compared to fiscal 2010. This decrease is primarily attributable to the negative impact that the weak United States economy had in previous periods on our construction project backlog. During fiscal 2011, we were awarded approximately $165 million in new contracts. Consequently, we believe we may see some sales growth in the construction segment during the coming months; however, there is no guarantee of improved sales performance.

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

        Net sales from the construction segment decreased $104.1 million or 51% during fiscal 2010 as compared to fiscal 2009 primarily because of the negative impact the weak recovery of the United States economy had on demand for construction projects in private industry.

Exclusive Brand Merchandise

        Sales penetration of exclusive brand merchandise for fiscal years 2011, 2010 and 2009 was 21.8%, 22.7% and 23.8% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011 - 2010	2010 - 2009	2011 - 2010	2010 - 2009
Service charges and other income:
Retail operations segment
Income from GE marketing and servicing alliance	$95.8	$84.7	$88.7	$11.1	$(4.0)	13.1%	(4.5)%
Leased department income	10.1	10.0	10.8	0.1	(0.8)	1.0	(7.4)
Shipping and handling income	18.4	17.2	15.4	1.2	1.8	7.0	11.7
Visa Check/Mastermoney Antitrust settlement proceeds	—	0.4	5.7	(0.4)	(5.3)	(100.0)	(93.0)
Hurricane settlement	—	7.5	—	(7.5)	7.5	(100.0)	+100.0
Other	11.2	11.1	10.7	0.1	0.4	0.9	3.7

	135.5	130.9	131.3	4.6	(0.4)	3.5	(0.3)
Construction segment	0.7	1.7	0.4	(1.0)	1.3	(58.8)	+100.0

Total	$136.2	$132.6	$131.7	$3.6	$0.9	2.7%	0.7%

2011 Compared to 2010

        Service charges and other income is composed primarily of income from the Alliance with GE. Income from the Alliance increased $11.1 million in fiscal 2011 compared to fiscal 2010 due to decreased credit losses partially offset by reduced finance charge and late charge fee income.

2010 Compared to 2009

        Income from the Alliance decreased $4.0 million in fiscal 2010 compared to fiscal 2009 due to reduced finance charge and late charge fee income related to recent credit regulation legislation partially offset by decreased credit losses.

        We were a member of a class of a settled lawsuit against Visa U.S.A. Inc. ("Visa") and MasterCard International Incorporated ("MasterCard"). The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The settlement provided $3.05 billion in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. We received and recorded $0.4 million and $5.7 million as part of our share of the proceeds from the settlement during fiscal 2010 and 2009 respectively. This amount was recorded in service charges and other income.

        Also included in service charges and other income were proceeds of $7.5 million received during fiscal 2010 as final payment related to hurricane losses.

Gross Profit

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Gross profit:
Retail operations segment	$2,220,951	$2,142,913	$1,982,858
Construction segment	1,099	1,985	9,198

Total gross profit	$2,222,050	$2,144,898	$1,992,056

Gross profit as a percentage of segment net sales:
Retail operations segment	35.9%	35.6%	33.7%
Construction segment	1.6	2.0	4.5
Total gross profit as a percentage of net sales	35.5	35.0	32.7

2011 Compared to 2010

        Gross profit improved 50 basis points of sales during fiscal 2011 compared to fiscal 2010. Gross profit from retail operations improved 30 basis points of sales during the same periods as a result of increased markups partially offset by increased markdowns. Inventory in comparable stores increased 3% as of January 28, 2012 compared to January 29, 2011.

        During fiscal 2011, gross margin improved moderately in the home and furniture category and improved slightly in shoes. Men's apparel and accessories experienced a slight decline in gross margin while all other merchandise categories were flat.

        We believe that gross margin from retail operations will improve slightly in the coming months; however, there is no guarantee of improved gross margin performance.

        Gross profit from the construction segment declined 40 basis points of sales during fiscal 2011 compared to fiscal 2010. This decline from the prior year was a result of fewer projects caused by the reduction in demand for construction services combined with pricing pressures in an already competitive marketplace. This decline was also due to a $1.2 million loss recorded during the year on an electrical contract partially offset by a $2.5 million loss recorded in the prior year on certain electrical contracts stemming from job delays related to bad weather and job underperformance.

2010 Compared to 2009

        Gross profit improved 230 basis points of sales during fiscal 2010 compared to fiscal 2009. Gross profit from retail operations improved 190 basis points of sales during the same periods as a result of inventory management measures leading to reduced markdown activity. These inventory management measures included considerable adjustment to receipt cadence to shorten the period of time from receipt to sale, to reduce markdown risk and to keep customers engaged with a more continuous flow of fresh merchandise selections throughout the season. Inventory in comparable stores declined 2% as of January 29, 2011 compared to January 30, 2010.

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

Advertising, Selling, Administrative and General Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
SG&A:
Retail operations segment	$1,626,142	$1,621,190	$1,638,538
Construction segment	4,765	4,603	5,553

Total SG&A	$1,630,907	$1,625,793	$1,644,091

SG&A as a percentage of segment net sales:
Retail operations segment	26.3%	26.9%	27.8%
Construction segment	6.8	4.6	2.7
Total SG&A as a percentage of net sales	26.0	26.6	27.0

2011 Compared to 2010

        SG&A improved 60 basis points of sales during fiscal 2011 compared to fiscal 2010 while total SG&A dollars increased $5.1 million. The dollar increase was most noted in payroll and payroll related taxes ($14.2 million), primarily of selling payroll, services purchased ($7.3 million) and supplies ($6.6 million) partially offset by decreased net advertising expenditures ($14.3 million) and utilities ($6.7 million).

        We believe that SG&A will improve slightly as a percentage of sales in the coming months; however, there is no guarantee of improved SG&A performance.

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

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Depreciation and amortization:
Retail operations segment	$257,504	$261,368	$262,709
Construction segment	181	182	168

Total depreciation and amortization	$257,685	$261,550	$262,877

2011 Compared to 2010

        Depreciation and amortization expense decreased $3.9 million during fiscal 2011 compared to fiscal 2010 primarily as a result of reduced capital expenditures and store closures.

2010 Compared to 2009

        Depreciation and amortization expense decreased $1.3 million during fiscal 2010 compared to fiscal 2009 primarily as a result of store closures and the Company's continuing efforts to reduce capital expenditures.

Rentals

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Rentals:
Retail operations segment	$48,058	$50,967	$58,273
Construction segment	52	78	90

Total rentals	$48,110	$51,045	$58,363

2011 Compared to 2010

        Rental expense declined $2.9 million or 5.7% in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in the amount of equipment leased by the Company.

        We believe that rental expense will decline significantly during fiscal 2012, with a current projected reduction of $14 million from fiscal 2011, primarily as a result of the expiration of certain equipment leases.

2010 Compared to 2009

        Rental expense declined $7.3 million or 12.5% in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest and debt expense (income), net:
Retail operations segment	$72,218	$74,009	$74,256
Construction segment	(159)	(217)	(253)

Total interest and debt expense, net	$72,059	$73,792	$74,003

2011 Compared to 2010

        Net interest and debt expense declined $1.7 million in fiscal 2011 compared to fiscal 2010 primarily due to matured and repurchased outstanding notes partially offset by increased short-term borrowing costs. Total weighted average debt outstanding during fiscal 2011 increased approximately $33.3 million compared to fiscal 2010.

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

Gain on Litigation Settlement

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Gain on litigation settlement:
Retail operations segment	$44,460	$—	$—
Construction segment	—	—	—

Total gain on litigation settlement	$44,460	$—	$—

        The Company reached an agreement effective November 30, 2011 with i2 Technologies, Inc. ("i2"), a subsidiary of JDA Software Group, Inc. ("JDA"), to settle a lawsuit filed by Dillard's against i2 over software sold to Dillard's by i2 in 2000, prior to JDA's acquisition of i2 in 2010. Pursuant to the agreement, i2 paid Dillard's $57.0 million during fiscal 2011. After providing for settlement related expenses, the Company recorded $44.5 million in gain on litigation settlement.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Gain (loss) on disposal of assets:
Retail operations segment	$4,019	$5,620	$3,203
Construction segment	(64)	12	4

Total gain on disposal of assets	$3,955	$5,632	$3,207

Fiscal 2011

        During fiscal 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations located in West Palm Beach, Florida and Las Vegas, Nevada, resulting in gains totaling $1.3 million. Additionally, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million.

Fiscal 2010

        During fiscal 2010, the Company sold three vacant retail store properties located in Austin, Texas, Macon, Georgia and Chesapeake, Virginia for $7.3 million, resulting in a $3.1 million net gain. The Company also sold two retail store properties located in Coral Springs, Florida and Miami, Florida for $10.0 million, resulting in a $2.0 million gain.

Fiscal 2009

        During fiscal 2009, the Company sold a vacant retail store location in Kansas City, Missouri resulting in a $2.3 million gain.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Asset impairment and store closing charges:
Retail operations segment	$1,200	$2,208	$3,084
Construction segment	—	—	—

Total asset impairment and store closing charges	$1,200	$2,208	$3,084

Fiscal 2011

        Asset impairment and store closing charges for fiscal 2011 consisted of the write-down of a property held for sale.

Fiscal 2010

        Asset impairment and store closing charges for fiscal 2010 consisted of the write-down of one property held for sale.

Fiscal 2009

        Asset impairment and store closing charges for fiscal 2009 consisted of the write-down of property of $3.9 million on two stores closed in fiscal 2008. This amount was partially offset by the renegotiation of a lease that resulted in the reduction of a future rent accrual of $0.8 million on a store closed in fiscal 2008.

Income Taxes

        The Company's estimated federal and state income tax rate, inclusive of income on (equity in losses of) joint ventures, was (15.6)% in fiscal 2011, 32.0% in fiscal 2010 and 15.6% in fiscal 2009.

Fiscal 2011

        In January 2011, the Company formed a wholly-owned subsidiary intended to operate as a real estate investment trust ("REIT") and transferred certain properties to this subsidiary. The Company entered into this transaction in order to enhance its financial flexibility by providing additional sources of liquidity. At the time, the Company believed that a tax election might be available to the Company that would result in a taxable gain on the transfer of these properties to the REIT. In May 2011, the Company requested that the IRS review the transaction and the potential tax election available to the Company, through the IRS's voluntary Pre-Filing Agreement Program ("PFA"). Through the PFA, in September 2011, the Company and the IRS entered into a Closing Agreement on Final Determination Covering Specific Matters under which the IRS agreed with the Company regarding the tax treatment of the transfer of the properties to the REIT and the availability of the tax election to the Company. Based on the agreement with the IRS reached during fiscal 2011, the Company determined to make the tax election in its tax return for the fiscal year ended January 29, 2011 (fiscal 2010). This tax election increased the tax basis of the properties transferred to the REIT to their fair values at the date of the transfer. The income tax that would otherwise be payable because of the gain recognized by this election was largely reduced by the utilization of a capital loss carryforward, that would otherwise have expired as of January 29, 2011, against a portion of the recognized gain. Because of the Company's past uncertainty regarding the incurrence of capital gain income, the deferred tax asset associated with that capital loss carryforward had been offset by a full valuation allowance since its recognition in fiscal 2005. During fiscal 2011, income taxes included the recognition of approximately $201.6 million in tax benefit due to the reversal of the valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of the properties to the REIT ("REIT Transaction"). Approximately $134.4 million of the tax benefit relates to increased basis in depreciable property while approximately $67.2 million of the benefit relates to increased basis in land. Due to the increased tax basis of the depreciable properties transferred to the REIT, the Company will recognize increased tax depreciation deductions in the future which are expected to yield cash tax benefits of approximately $5.0 million annually in years one through twenty and approximately $2.0 million annually in years twenty-one through forty beginning with the current year. Due to the uncertainty surrounding whether the REIT will dispose of any of its land assets in the future, the Company cannot estimate when or if the cash tax benefits related to the increased basis in land will be received.

        During fiscal 2011, income taxes included the recognition of tax benefits of approximately $201.6 million due to the valuation allowance reversal related to the REIT Transaction, $3.7 million related to federal tax credits, $1.0 million for the increase in the cash surrender value of life insurance policies, $0.6 million due to net decreases in unrecognized tax benefits, interest and penalties, and $0.6 million related to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions. These tax benefits were partially offset by the recognition of tax expense of approximately $2.3 million due to increases in net operating loss valuation allowances. Additionally, during fiscal 2011, the IRS concluded its examination of the Company's federal income tax returns for the fiscal tax years 2008 through 2009, and no significant changes occurred in these tax years as a result of such examination. The Company is currently under examination by various state and local taxing jurisdictions for various fiscal years. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's financial statements.

Fiscal 2010

        During fiscal 2010, income taxes included approximately $1.4 million for an increase in deferred liabilities due to an increase in the state effective tax rate, and included the recognition of tax benefits of approximately $6.1 million for the net decrease in unrecognized tax benefits, interest, and penalties, $2.9 million for the decrease in net operating loss valuation allowances, $0.7 million for the decrease in the capital loss valuation allowance resulting from capital gain income, $1.2 million for the increase in the cash surrender value of life insurance policies, and $2.5 million due to federal tax credits. During fiscal 2010, the IRS completed its examination of the Company's federal income tax returns for the fiscal tax years 2006 and 2007, and no significant changes occurred in these tax years as a result of such examination. During fiscal 2010, the Company reached settlements with federal and state taxing jurisdictions which resulted in reductions in the liability for unrecognized tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position Summary

(in thousands of dollars)	January 28, 2012	January 29, 2011	Dollar Change	Percent Change
Cash and cash equivalents	$224,272	$343,291	$(119,019)	(34.7)%
Long-term debt, including current portion	691,574	746,412	(54,838)	(7.3)
Subordinated debentures	200,000	200,000	—	—
Stockholders' equity	2,052,019	2,086,720	(34,701)	(1.7)
Current ratio	1.83	2.05
Debt to capitalization	30.3%	31.2%

        The Company's current non-operating priorities for its use of cash are stock repurchases, debt reduction, strategic investments to enhance the value of existing properties and dividend payments to shareholders.

        At present, there are numerous general business and economic factors affecting the retail industry. These factors include: (1) consumer confidence; (2) competitive conditions; (3) the recent recession in the U.S. and numerous economies around the globe; (4) high levels of unemployment in various sectors; (5) rising gas prices; and (6) other factors that are both separate from, and outgrowths of, the above. These conditions may impact our comparable store sales which may result in reduced cash flows if we are not appropriately managing our inventory levels or expenses. Further, if one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and results of operations, including our ability to access capital.

        Cash flows for the three fiscal years ended were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011 - 2010	2010 - 2009
Operating Activities	$501,140	$512,922	$554,007	(2.3)%	(7.4)%
Investing Activities	(83,224)	(89,615)	(63,453)	7.1	(41.2)
Financing Activities	(536,935)	(421,709)	(245,684)	(27.3)	(71.7)

Total Cash (Used) Provided	$(119,019)	$1,598	$244,870

Operating Activities

        The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 96.8% and 96.3% of total revenues in fiscal 2011 and 2010, respectively.

        Operating cash inflows also include revenue and reimbursements from the Alliance with GE, which owns and manages the Company's private label credit card business under the Alliance, and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.

        The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $96 million and $85 million from GE in fiscal 2011 and 2010, respectively. While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2012 compared to fiscal 2011. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE's funding costs. The Alliance expires in fiscal 2014.

        Net cash flows from operations decreased $11.8 million during fiscal 2011 compared to fiscal 2010. This decrease is primarily attributable to a decrease of $56.4 million related to changes in working capital items, primarily of changes in trade accounts payable and accrued expenses. This decrease was partially offset by higher net income, as adjusted for non-cash items, of $44.6 million for fiscal 2011 compared to fiscal 2010.

        Included in net income for fiscal 2011 was a $44.5 million pretax gain ($28.7 million after tax or $0.53 per share), net of settlement related expenses, related to the settlement of a lawsuit with JDA Software Group for $57.0 million.

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

        Capital expenditures increased $17.5 million for fiscal 2011 compared to fiscal 2010. The fiscal 2011 expenditures of $115.7 million consisted primarily of the remodeling of existing stores and equipment upgrades, including installation of the Company's new internet fulfillment center located in

Maumelle, Arkansas which is expected to be fully operational by the end of the first fiscal quarter of 2012.

        Store closures during fiscal 2011 were:

Closed Locations—Fiscal 2011	City	Square Feet
Highland Mall	Austin, Texas	190,000
Decatur Mall	Decatur, Alabama	128,000
Westminster Mall	Westminster, Colorado	159,000
Virginia Center Commons	Glenn Allen, Virginia	96,000

Total closed square footage		573,000

        We have also announced the upcoming closure of our Hutchinson Mall location in Hutchinson, Kansas (70,000 square feet). The store is expected to close during the second quarter of fiscal 2012 with minimal closing costs.

        Capital expenditures for fiscal 2012 are expected to be approximately $175 million. These expenditures are primarily for the remodeling of stores, purchase of equipment, including the buyout of certain leased equipment, and completion of the new internet fulfillment center. There are no planned store openings for fiscal 2012.

        During fiscal 2011, 2010 and 2009, we received proceeds from the sale of property and equipment of $18.9 million, $17.6 million and $11.6 million, respectively, and recorded related gains of $1.8 million, $5.6 million and $3.2 million, respectively.

        During fiscal 2010, the Company invested an additional $9.0 million in its Denver, Colorado mall joint venture. During fiscal 2011, the Company sold its interest in this joint venture for $11.0 million, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

        During fiscal 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on (equity in losses of) joint ventures.

Financing Activities

        Our primary source of cash inflows from financing activities is generally our $1.0 billion revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of mortgage notes or long-term debt, the payment of dividends and the purchase of treasury stock.

        Cash used in financing activities increased to $536.9 million in fiscal 2011 from $421.7 million in fiscal 2010. This decrease in cash flow of $115.2 million was primarily due to the purchase of treasury stock and debt payments.

        Stock Repurchase.    In May 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("May 2011 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. During fiscal 2011, the Company repurchased 5.0 million shares for $222.5 million at an average price of $44.77 per share. At January 28, 2012, $27.5 million in share repurchase authorization remained under the May 2011 Stock Plan.

        In February 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock ("February 2011 Stock Plan"). This

authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During fiscal 2011, the Company repurchased 6.0 million shares for $250.0 million at an average price of $41.93 per share, which completed the authorization under the February 2011 Stock Plan.

        In August 2010, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock ("2010 Stock Plan"). During fiscal 2010, the Company repurchased 7.5 million shares for $231.3 million at an average price of $31.04 per share. During fiscal 2011, the Company repurchased 0.4 million shares for $18.7 million at an average price of $42.19 per share, which completed the remaining authorization under the 2010 Stock Plan.

        In November 2007, the Company's Board of Directors approved the repurchase of up to $200 million of the Company's Class A Common Stock ("2007 Stock Plan"). Availability under the 2007 Stock Plan at the beginning of fiscal 2009 was $182.6 million. No repurchases were made during fiscal 2009. During fiscal 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.

        In February 2012, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of the Company's Class A Common Stock under an additional stock plan ("2012 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The 2012 Stock Plan has no expiration date.

        Revolving Credit Agreement.    At January 28, 2012, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (1.27% at January 28, 2012) subject to certain availability thresholds as defined in the credit agreement.

        Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $836.5 million at January 28, 2012. No borrowings were outstanding at January 28, 2012. Letters of credit totaling $83.7 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $753 million at January 28, 2012. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $72.6 million and $8.7 million during fiscal 2011 and 2010, respectively.

        The Company's credit agreement expires December 12, 2012. The Company is currently in the process of amending and extending this credit agreement, which is expected to close during the first quarter of fiscal 2012.

        Long-term Debt.    At January 28, 2012, the Company had $691.6 million of long-term debt, comprised of unsecured notes, a term note and a mortgage note outstanding. The unsecured notes bear interest at rates ranging from 6.625% to 7.875% with due dates from fiscal 2012 through fiscal 2028, the term note bears interest at 5.93% interest with a due date of fiscal 2012 and the mortgage note bears interest at 9.25% with a due date of fiscal 2012.

        The Company reduced its net level of outstanding debt and capital leases during fiscal 2011 by $56.8 million compared to a reduction of $17.5 million in fiscal 2010. In addition to paying the regularly scheduled maturities of the unsecured notes, term note and mortgage principal during fiscal 2011, the Company repurchased $5.7 million face amount of 6.625% notes with an original maturity on

January 15, 2018, resulting in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.

        The debt and capital lease decline in fiscal 2010 was due to (1) regularly scheduled payments on the Company's term note and mortgage principal, (2) the pay off of $13 million in capital lease obligations for two corporate aircraft and (3) the repurchase of $1.2 million face amount of 7.13% notes with an original maturity on August 1, 2018.

        The debt and capital lease decline in fiscal 2009 was primarily due to regular maturities of outstanding notes and scheduled payments of mortgage principal. During fiscal 2009, the Company also repurchased $8.4 million face amount of 9.125% notes with an original maturity on August 1, 2011. This repurchase resulted in a pretax gain of approximately $1.7 million which was recorded in net interest and debt expense.

        As of January 28, 2012, maturities of long-term debt over the next five years (starting with year one) are $77 million, $0, $0, $0 and $0.

        Subordinated Debentures.    As of January 28, 2012, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

Fiscal 2012

        During fiscal 2012, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility. Peak borrowings under the credit facilities were approximately $298 million during fiscal 2011. Net borrowings (borrowings less cash and cash equivalents) were approximately $202 million at the peak during fiscal 2011. Peak borrowings during fiscal 2012 are expected to be at similar levels as fiscal 2011. Depending on conditions in the capital markets and other factors, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$691,574	$76,789	$—	$—	$614,785
Interest on long-term debt	525,661	49,191	89,014	89,014	298,442
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	404,178	15,247	29,918	29,918	329,095
Capital lease obligations, including interest	16,050	3,191	3,916	2,856	6,087
Defined benefit plan participant payments	179,247	8,600	16,865	21,722	132,060
Other liabilities	251	251	—	—	—
Purchase obligations(1)	1,274,974	1,273,591	1,383	—	—
Operating leases(2)	99,644	29,537	28,121	22,110	19,876

Total contractual cash obligations(3)(4)	$3,391,579	$1,456,397	$169,217	$165,620	$1,600,345

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,197.2 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)
The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 9% of minimum lease obligations in fiscal 2011.

(3)
The total liability for unrecognized tax benefits is $11.9 million, including tax, penalty, and interest (refer to Note 6 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company believes the estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $2.0 million.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $33.1 million, gift card liabilities of $15.3 million and other liabilities of $2.9 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	78,249	77,399	850	—	—
Import letters of credit	5,496	5,496	—	—	—

Total commercial commitments	$83,745	$82,895	$850	$—	$—

(1)
Availability under the credit facility is limited to 85% of the inventory of certain Company subsidiaries (approximately $836 million at January 28, 2012). At January 28, 2012, letters of credit totaling $83.7 million were issued under the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosure

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company's financial statements.

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders' equity. This new update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this new standard may change the order in which certain financial statements are presented and will provide additional detail in those financial statements when applicable, but will not have any other impact on the Company's financial statements.

        In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5" which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments. The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

FORWARD-LOOKING INFORMATION

        This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including statements regarding management's expectations and forecasts for fiscal 2012. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

(in thousands of dollars) Expected Maturity Date (fiscal year)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term debt	$76,789	$—	$—	$—	$—	$614,785	$691,574	$691,216
Average fixed interest rate	7.4%	—	—	—	—	7.3%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$198,240
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

        The Company is exposed to market risk from changes in the interest rates under its $1.0 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0%. The Company had weighted average borrowings of $72.6 million during fiscal 2011. Based on the average amount outstanding during fiscal 2011, a 100 basis point change in interest rates would result in an approximate $0.7 million annual change to interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        As disclosed in the Company's current report on Form 8-K filed with the SEC on October 12, 2011, the Company changed its independent registered public accountants effective for the fiscal year ended January 28, 2012.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

        Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of January 28, 2012. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in Internal Controls

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A.
Directors of the Registrant

  The information called for by this item regarding directors of the Registrant is incorporated herein by reference from the information under the headings "Election of Directors", "Audit Committee Report", "Information Regarding the Board and Its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

B.
Executive Officers of the Registrant

  Information regarding executive officers of the Registrant is included in Part I of this report under the heading "Executive Officers of the Registrant." Reference additionally is made to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information called for by this item is incorporated herein by reference from the information under the headings "2011 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans(2)
Equity compensation plans approved by shareholders(1)	2,245,000	$25.74	7,547,451

Total	2,245,000	$25.74	7,547,451

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company's shareholders:

•
1998 Incentive and Nonqualified Stock Option Plan

•
2000 Incentive and Nonqualified Stock Option Plan

  There are no non-shareholder approved plans. Balances presented in the table above are as of January 28, 2012.

(2)
This column excludes shares reflected under the column "Number of securities to be issued upon exercise of outstanding options".

        Additional information called for by this item is incorporated herein by reference from the information under the headings "Principal Holders of Voting Securities" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information called for by this item is incorporated herein by reference from the information under the headings "Certain Relationships and Transactions" and "Information Regarding the Board and its Committees" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information called for by this item is incorporated herein by reference from the information under the heading "Independent Accountant Fees" in the Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)    Financial Statements

        An "Index of Financial Statements" has been filed as a part of this Report beginning on page F-1 hereof.

(a)(3)    Exhibits and Management Compensatory Plans

        An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dillard's, Inc. Registrant
/s/ JAMES I. FREEMAN James I. Freeman, Senior Vice President and Chief Financial Officer

Date: March 22, 2012

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

Date: March 22, 2012

INDEX OF FINANCIAL STATEMENTS

DILLARD'S, INC. AND SUBSIDIARIES

Year Ended January 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dillard's, Inc.:

        We have audited Dillard's, Inc.'s (the Company) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Dillard's, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dillard's, Inc. and subsidiaries as of January 28, 2012, the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the fiscal year then ended, and our report dated March 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dillard's, Inc.:

        We have audited the accompanying consolidated balance sheet of Dillard's, Inc. and subsidiaries (the Company) as of January 28, 2012, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dillard's, Inc. and subsidiaries as of January 28, 2012, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Dillard's, Inc.:

        In our opinion, the consolidated balance sheet as of January 29, 2011 and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for each of the two years in the period ended January 29, 2011 present fairly, in all material respects, the financial position of Dillard's, Inc. and its subsidiaries at January 29, 2011, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 23, 2011

Consolidated Balance Sheets

Dollars in Thousands

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$224,272	$343,291
Accounts receivable	28,708	25,950
Merchandise inventories	1,304,124	1,290,147
Other current assets	34,625	42,538

Total current assets	1,591,729	1,701,926

Property and equipment:
Land and land improvements	69,088	73,844
Buildings and leasehold improvements	3,091,063	3,110,053
Furniture, fixtures and equipment	1,468,010	1,599,948
Buildings under construction	29,193	4,747
Buildings and equipment under capital leases	18,522	18,522
Less accumulated depreciation and amortization	(2,235,610)	(2,211,600)

	2,440,266	2,595,514

Other assets	274,142	76,726

Total assets	$4,306,137	$4,374,166

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$655,653	$689,281
Current portion of long-term debt	76,789	49,166
Current portion of capital lease obligations	2,312	2,184
Federal and state income taxes including current deferred taxes	135,610	90,581

Total current liabilities	870,364	831,212

Long-term debt	614,785	697,246

Capital lease obligations	9,153	11,383

Other liabilities	245,218	205,916

Deferred income taxes	314,598	341,689

Subordinated debentures	200,000	200,000

Commitments and Contingencies
Stockholders' equity:
Common stock, Class A—118,529,925 and 117,706,523 shares issued; 45,430,606 and 55,966,084 shares outstanding	1,185	1,177
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	828,796	805,422
Accumulated other comprehensive loss	(39,034)	(17,830)
Retained earnings	3,107,344	2,653,437
Less treasury stock, at cost, Class A—73,099,319 and 61,740,439 shares	(1,846,312)	(1,355,526)

Total stockholders' equity	2,052,019	2,086,720

Total liabilities and stockholders' equity	$4,306,137	$4,374,166

See notes to consolidated financial statements.

Consolidated Statements of Income

Dollars in Thousands, Except Per Share Data

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$6,263,600	$6,120,961	$6,094,948
Service charges and other income	136,165	132,574	131,680

	6,399,765	6,253,535	6,226,628

Cost of sales	4,041,550	3,976,063	4,102,892
Advertising, selling, administrative and general expenses	1,630,907	1,625,793	1,644,091
Depreciation and amortization	257,685	261,550	262,877
Rentals	48,110	51,045	58,363
Interest and debt expense, net	72,059	73,792	74,003
Gain on litigation settlement	(44,460)	—	—
Gain on disposal of assets	(3,955)	(5,632)	(3,207)
Asset impairment and store closing charges	1,200	2,208	3,084

Income before income taxes and income on (equity in losses of) joint ventures	396,669	268,716	84,525
Income taxes (benefit)	(62,518)	84,450	12,690
Income on (equity in losses of) joint ventures	4,722	(4,646)	(3,304)

Net income	$463,909	$179,620	$68,531

Earnings per common share:
Basic	$8.67	$2.68	$0.93
Diluted	8.52	2.67	0.93

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Dollars in Thousands, Except Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 31, 2009	$1,166	$40	$781,055	$(16,872)	$2,427,727	$(942,001)	$2,251,115
Net income	—	—	—	—	68,531	—	68,531
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $3,132	—	—	—	(5,426)	—	—	(5,426)

Total comprehensive income							63,105
Issuance of 377,461 shares under stock bonus plans	3	—	1,691	—	—	—	1,694
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(11,811)	—	(11,811)

Balance, January 30, 2010	1,169	40	782,746	(22,298)	2,484,447	(942,001)	2,304,103
Net income	—	—	—	—	179,620	—	179,620
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $2,579	—	—	—	4,468	—	—	4,468

Total comprehensive income							184,088
Issuance of 786,768 shares under stock option and stock bonus plans	8	—	22,676	—	—	364	23,048
Purchase of 14,641,705 shares of treasury stock	—	—	—	—	—	(413,889)	(413,889)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(10,630)	—	(10,630)

Balance, January 29, 2011	1,177	40	805,422	(17,830)	2,653,437	(1,355,526)	2,086,720
Net income	—	—	—	—	463,909	—	463,909
Amortization of retirement plan and other retiree benefit adjustments, net of tax of $11,903	—	—	—	(21,204)	—	—	(21,204)

Total comprehensive income							442,705
Issuance of 839,374 shares under stock option and stock bonus plans	8	—	23,374	—	—	371	23,753
Purchase of 11,374,852 shares of treasury stock	—	—	—	—	—	(491,157)	(491,157)
Cash dividends declared:
Common stock, $0.19 per share	—	—	—	—	(10,002)	—	(10,002)

Balance, January 28, 2012	$1,185	$40	$828,796	$(39,034)	$3,107,344	$(1,846,312)	$2,052,019

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Operating activities:
Net income	$463,909	$179,620	$68,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	259,467	263,395	264,763
Deferred income taxes	(9,494)	18,439	(35,350)
Gain on disposal of assets	(3,955)	(5,632)	(3,207)
Asset impairment and store closing charges	1,200	2,208	3,084
Excess tax benefits from share-based compensation	(10,171)	(3,446)	—
Gain on repurchase of debt	(173)	(21)	(1,653)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,758)	37,272	24,776
(Increase) decrease in merchandise inventories	(13,977)	10,533	73,714
Decrease in federal income tax receivable	—	217	74,198
Decrease in other current assets	7,913	626	9,408
(Increase) decrease in other assets	(210,443)	6,536	8,224
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(17,981)	24,647	15,254
Increase (decrease) in income taxes payable	37,603	(21,472)	52,265

Net cash provided by operating activities	501,140	512,922	554,007

Investing activities:
Purchase of property and equipment	(115,651)	(98,184)	(75,089)
Proceeds from disposal of assets	29,946	17,569	11,636
Distribution from joint venture	2,481	—	—
Investment in joint venture	—	(9,000)	—

Net cash used in investing activities	(83,224)	(89,615)	(63,453)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(56,767)	(17,466)	(33,888)
Cash dividends paid	(10,002)	(11,110)	(11,796)
Purchase of treasury stock	(491,157)	(413,889)	—
Proceeds from issuance of common stock	10,820	17,310	—
Excess tax benefits from share-based compensation	10,171	3,446	—
Decrease in short-term borrowings	—	—	(200,000)

Net cash used in financing activities	(536,935)	(421,709)	(245,684)

(Decrease) increase in cash and cash equivalents	(119,019)	1,598	244,870
Cash and cash equivalents, beginning of year	343,291	341,693	96,823

Cash and cash equivalents, end of year	$224,272	$343,291	$341,693

Non-cash transactions:
Accrued capital expenditures	$7,089	$1,553	$6,592
Stock awards	2,762	2,292	1,694
Capital lease transactions	—	3,966	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

        Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Fiscal years 2011, 2010 and 2009 included 52 weeks.

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

        Merchandise Inventories—Approximately 97% of the inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

gross margins. During periods of deflation, current replacement cost could result in inventory values on the first-in, first-out ("FIFO") retail inventory method being lower than the LIFO method. At January 28, 2012 and January 29, 2011, the LIFO method, after a lower of cost or market adjustment, approximated the cost of inventories using the FIFO method. The application of LIFO did not impact cost of sales during fiscal 2011, 2010 or 2009. The remaining 3% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods.

        The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

        Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2011 and 2010 was immaterial. Capitalized interest was $1.5 million in fiscal 2009. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

        Included in property and equipment as of January 28, 2012 are assets held for sale in the amount of $17.3 million. During fiscal 2011, 2010 and 2009, the Company realized gains on the disposal of property and equipment of $1.8 million, $5.6 million and $3.2 million, respectively.

        Depreciation expense on property and equipment was $258 million, $262 million and $263 million for fiscal 2011, 2010 and 2009, respectively.

        Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2011, 2010 and 2009, as disclosed in Note 13.

        Other Assets—Other assets include investments in joint ventures accounted for by the equity method. The carrying values of these investments were approximately $5.2 million and $18 million at January 28, 2012 and January 29, 2011, respectively. These joint ventures originally consisted of two

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

shopping malls located in Denver, Colorado and Bonita Springs, Florida and one property located in Toledo, Ohio. During fiscal 2011, the Company sold its interest in the Denver, Colorado mall joint venture for $11.0 million, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

        During fiscal 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on (equity in losses of) joint ventures.

        At January 28, 2012, other assets also included the deferred charge related to the REIT Transaction of $207.2 million.

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

        Revenue Recognition—The Company's retail operations segment recognizes merchandise revenue at the "point of sale." Allowance for sales returns are recorded as a component of net sales in the period in which the related sales are recorded. Sales taxes collected from customers are excluded from revenue and are recorded in trade accounts payable and accrued expenses until remitted to the taxing authorities.

        GE owns and manages Dillard's branded proprietary cards under the Alliance that expires in fiscal 2014. The Company's share of income earned under the Alliance is included as a component of service charges and other income. The Company received income of approximately $96 million, $85 million and $89 million from GE in fiscal 2011, 2010 and 2009, respectively. Further pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

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

        Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) as a reduction of cost of sales. As of January 28, 2012 and January 29, 2011, gift card liabilities of $57.5 million and $57.4 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

        Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $91 million, $106 million and $134 million, net of cooperative advertising reimbursements of $41.1 million, $42.9 million and $41.8 million for fiscal years 2011, 2010 and 2009, respectively.

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

        Income on (Equity in Losses of) Joint Ventures—Income on (equity in losses of) joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as a distribution of excess cash from one of the Company's mall joint ventures.

        Comprehensive Income—Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of the net income or loss and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income or loss. One such exclusion is the amortization of retirement plan and other retiree benefit adjustments, which is the only item impacting our accumulated other comprehensive loss.

        Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2011.

        Reclassifications—Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

New Accounting Pronouncements

Fair Value Measurements and Disclosure

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company's financial statements.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders' equity. This new update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this new standard may change the order in which certain financial statements are presented and will provide additional detail in those financial statements when applicable, but will not have any other impact on the Company's financial statements.

        In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5" which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments. The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

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

Notes to Consolidated Financial Statements (Continued)

2. Business Segments (Continued)

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel and accessories	37	37	36
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	15	14
Home and furniture	6	6	7

	99	98	97
Construction segment	1	2	3

Total	100%	100%	100%

        The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2011 Construction	Consolidated
Net sales from external customers	$6,193,903	$69,697	$6,263,600
Gross profit	2,220,951	1,099	2,222,050
Depreciation and amortization	257,504	181	257,685
Interest and debt expense (income), net	72,218	(159)	72,059
Income (loss) before income taxes and income on (equity in losses of) joint ventures	399,813	(3,144)	396,669
Income on (equity in losses of) joint ventures	4,722	—	4,722
Total assets	4,266,511	39,626	4,306,137

(in thousands of dollars)	Retail Operations	Fiscal 2010 Construction	Consolidated
Net sales from external customers	$6,020,043	$100,918	$6,120,961
Gross profit	2,142,913	1,985	2,144,898
Depreciation and amortization	261,368	182	261,550
Interest and debt expense (income), net	74,009	(217)	73,792
Income (loss) before income taxes and income on (equity in losses of) joint ventures	269,644	(928)	268,716
Income on (equity in losses of) joint ventures	(4,646)	—	(4,646)
Total assets	4,332,262	41,904	4,374,166

Notes to Consolidated Financial Statements (Continued)

2. Business Segments (Continued)

(in thousands of dollars)	Retail Operations	Fiscal 2009 Construction	Consolidated
Net sales from external customers	$5,889,961	$204,987	$6,094,948
Gross profit	1,982,858	9,198	1,992,056
Depreciation and amortization	262,709	168	262,877
Interest and debt expense (income), net	74,256	(253)	74,003
Income before income taxes and income on (equity in losses of) joint ventures	80,472	4,053	84,525
Income on (equity in losses of) joint ventures	(3,304)	—	(3,304)
Total assets	4,524,694	81,633	4,606,327

        Intersegment construction revenues of $37.3 million, $28.8 million and $51.9 million were eliminated during consolidation and have been excluded from net sales for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

3. Revolving Credit Agreement

        At January 28, 2012, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with JPMorgan Chase Bank ("JPMorgan") as the lead agent for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires December 12, 2012. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate minus 0.5% or LIBOR plus 1.0% (1.27% at January 28, 2012) subject to certain availability thresholds as defined in the credit agreement.

        Limited to 85% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $836.5 million at January 28, 2012. No borrowings were outstanding at January 28, 2012. Letters of credit totaling $83.7 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $753 million at January 28, 2012. No borrowings were outstanding as of January 29, 2011. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $72.6 million and $8.7 million during fiscal 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt

        Long-term debt consists of the following:

(in thousands of dollars)	January 28, 2012	January 29, 2011
Unsecured notes, at rates ranging from 6.63% to 7.88%, due fiscal 2012 through fiscal 2028	$670,155	$723,194
Term note, payable monthly through fiscal 2012 and bearing interest at a rate of 5.93%	20,413	21,295
Mortgage note, payable monthly through fiscal 2012 and bearing interest at a rate of 9.25%	1,006	1,923

	691,574	746,412
Current portion	(76,789)	(49,166)

	$614,785	$697,246

        During fiscal 2011, the Company repurchased $5.7 million face amount of 6.625% notes with an original maturity on January 15, 2018. This repurchase resulted in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.

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

        There are no financial covenants under any of the debt agreements. Building, land, and land improvements with a carrying value of $4.2 million at January 28, 2012 were pledged as collateral on the mortgage note. Maturities of long-term debt over the next five years are approximately $77 million, $0, $0, $0 and $0.

        Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Long-term debt:
Interest	$67,915	$70,325	$70,749
Gain on early retirement of long-term debt	(173)	(21)	(1,653)
Amortization of debt expense	1,732	1,714	1,753

	69,474	72,018	70,849
Interest on capital lease obligations	1,089	1,398	2,005
Revolving credit facility expenses	3,154	2,769	3,693
Investment interest income	(1,658)	(2,393)	(2,544)

	$72,059	$73,792	$74,003

        Interest paid during fiscal 2011, 2010 and 2009 was approximately $80.8 million, $76.4 million and $80.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)

5. Trade Accounts Payable and Accrued Expenses

        Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 28, 2012	January 29, 2011
Trade accounts payable	$452,408	$491,536
Accrued expenses:
Taxes, other than income	67,822	61,119
Salaries, wages and employee benefits	64,544	63,823
Liability to customers	42,173	42,029
Interest	14,408	16,720
Rent	3,382	3,194
Other	10,916	10,860

	$655,653	$689,281

6. Income Taxes

        The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$141,473	$65,911	$51,679
State	6,878	100	(3,639)

	148,351	66,011	48,040

Deferred:
Federal	(208,847)	18,126	(31,396)
State	(2,022)	313	(3,954)

	(210,869)	18,439	(35,350)

	$(62,518)	$84,450	$12,690

        A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Income tax at the statutory federal rate (inclusive of income on (equity in losses of) joint ventures)	$140,487	$92,424	$28,427
State income taxes, net of federal benefit (inclusive of income on (equity in losses of) joint ventures)	2,261	4,846	(89)
Net changes in unrecognized tax benefits, interest, and penalties /reserves	(565)	(6,062)	(6,334)
Tax benefit of federal credits	(3,702)	(2,473)	(2,405)
Changes in cash surrender value of life insurance policies	(982)	(1,218)	(795)
Changes in valuation allowance	(199,299)	(3,642)	(4,024)
Changes in tax rate	(557)	1,403	(1,317)
Other	(161)	(828)	(773)

	$(62,518)	$84,450	$12,690

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        In January 2011, the Company formed a wholly-owned subsidiary intended to operate as a real estate investment trust ("REIT") and transferred certain properties to this subsidiary. The Company made a tax election in its tax return for the fiscal year ended January 29, 2011 which increased the tax basis of the properties transferred to the REIT to their fair values at the date of the transfer. The income tax that would otherwise be payable because of the gain recognized by this election was largely reduced by the utilization of a capital loss carryforward, that would otherwise have expired as of January 29, 2011, against a portion of the recognized gain.

        During fiscal 2011, income taxes included the recognition of tax benefits of approximately $201.6 million due to the valuation allowance reversal related to the REIT Transaction, $3.7 million related to federal tax credits, $1.0 million for the increase in the cash surrender value of life insurance policies, $0.6 million due to net decreases in unrecognized tax benefits, interest and penalties, and $0.6 million related to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions. These tax benefits were partially offset by the recognition of tax expense of approximately $2.3 million due to increases in net operating loss valuation allowances related to state net operating loss carryforwards.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of January 28, 2012 and January 29, 2011 are as follows:

(in thousands of dollars)	January 28, 2012	January 29, 2011
Property and equipment bases and depreciation differences	$408,003	$426,276
Prepaid expenses	22,675	18,432
Joint venture bases differences	11,312	7,374
Differences between book and tax bases of inventory	62,794	61,975
Other	1,970	1,722

Total deferred tax liabilities	506,754	515,779

Accruals not currently deductible	(95,440)	(80,701)
Net operating loss carryforwards	(95,763)	(94,429)
State income taxes	(3,889)	(3,986)
Other	(442)	(453)

Total deferred tax assets	(195,534)	(179,569)
Net operating loss valuation allowance	64,870	61,279

Net deferred tax assets	(130,664)	(118,290)

Net deferred tax liabilities	$376,090	$397,489

        At January 28, 2012, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $96 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2012 and 2032. A portion of the deferred asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $65 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

        Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 28, 2012	January 29, 2011
Net deferred tax liabilities-noncurrent	$314,598	$341,689
Net deferred tax liabilities-current	61,492	55,800

Net deferred tax liabilities	$376,090	$397,489

        The total amount of unrecognized tax benefits as of January 28, 2012 and January 29, 2011 was $8.5 million and $9.1 million, respectively, of which $5.8 million and $6.3 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of income as of January 28, 2012, January 29, 2011 and January 30, 2010 was $(0.2) million, $(2.3) million, and $(2.0) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of January 28, 2012 and January 29, 2011 was $3.4 million and $3.7 million, respectively.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Unrecognized tax benefits at beginning of period	$9,106	$18,233	$27,276
Gross increases—tax positions in prior period	—	—	329
Gross decreases—tax positions in prior period	(955)	(6,461)	(9,188)
Gross increases—current period tax positions	1,314	861	1,073
Settlements	(525)	(3,527)	(1,247)
Lapse of statutes of limitation	(459)	—	(10)

Unrecognized tax benefits at end of period	$8,481	$9,106	$18,233

        During fiscal 2011, the IRS concluded its examination of the Company's federal income tax returns for the fiscal tax years 2008 through 2009, and no significant changes occurred in these tax years as a result of such examination. The Company is currently under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2008 and forward, with the exception of fiscal 2003 through 2007 amended state and local tax returns related to the reporting of federal audit adjustments. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's various state income tax audits and lapse of statutes of limitation. The Company's federal income tax audit uncertainties primarily relate to research and development credits, while various state income tax audit uncertainties primarily relate to income from intangible assets. The estimated range of the reasonably possible uncertain tax benefit decrease in the next twelve months is between $0.5 million and $2.0 million. Changes in the Company's assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

        Income taxes paid, net of income tax refunds received, during fiscal 2011, 2010 and 2009 were approximately $104.7 million, $57.7 million and $6.4 million, respectively.

7. Subordinated Debentures

        At January 28, 2012, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

        At January 28, 2012, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the

Notes to Consolidated Financial Statements (Continued)

7. Subordinated Debentures (Continued)

subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

        The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

8. Benefit Plans

        The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $16,500 ($22,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with one year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan. The Company incurred benefit plan expense of $16 million, $15 million and $13 million for fiscal 2011, 2010 and 2009, respectively.

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

8. Benefit Plans (Continued)

        The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 28, 2012	January 29, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$132,293	$130,465
Service cost	3,326	2,886
Interest cost	7,200	7,269
Actuarial loss/(gain)	35,700	(4,045)
Benefits paid	(4,390)	(4,282)

Benefit obligation at end of year	$174,129	$132,293

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	4,390	4,282
Benefits paid	(4,390)	(4,282)

Fair value of Pension Plan assets at end of year	$—	$—

Funded status (benefit obligation less Pension Plan assets)	$(174,129)	$(132,293)
Unamortized prior service costs	—	—
Unrecognized net actuarial loss	—	—
Intangible asset	—	—
Unrecognized net loss	—	—

Accrued benefit cost	$(174,129)	$(132,293)

Benefit obligation in excess of Pension Plan assets	$(174,129)	$(132,293)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(174,129)	$(132,293)

Net amount recognized	$(174,129)	$(132,293)

Accumulated benefit obligation at end of year	$(167,148)	$(126,932)

        Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2011 consisted of net actuarial losses and prior service cost of $60.3 million and $0.7 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2010 consisted of net actuarial losses and prior service cost of $26.6 million and $1.3 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2009 consisted of net actuarial losses and prior service cost of $33.0 million and $2.0 million, respectively.

        The accrued benefit liability is included in other liabilities.

        The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $5.1 million and $0.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

8. Benefit Plans (Continued)

        The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had decreased to 4.3% as of January 28, 2012 from 5.5% as of January 29, 2011. Weighted average assumptions are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Discount rate-net periodic pension cost	5.5%	5.7%	6.6%
Discount rate-benefit obligations	4.3%	5.5%	5.7%
Rate of compensation increases	3.0%	3.0%	4.0%

        The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Components of net periodic benefit costs:
Service cost	$3,326	$2,886	$3,084
Interest cost	7,200	7,269	7,303
Net actuarial loss	1,967	2,376	1,474
Amortization of prior service cost	626	626	626

Net periodic benefit costs	$13,119	$13,157	$12,487

        The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2012	$7,904
2013	7,749
2014	7,810
2015	10,153
2016	10,434
2017 - 2021	56,301

Total payments for next ten fiscal years	$100,351

9. Stockholders' Equity

        Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

        Holders of Class A are empowered as a class to elect one-third of the members of the Board of Directors, and the holders of Class B are empowered as a class to elect two-thirds of the members of

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

the Board of Directors. Shares of Class B are convertible at the option of any holder thereof into shares of Class A at the rate of one share of Class B for one share of Class A.

Stock Repurchase Programs

May 2011 Stock Plan

        In May 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("May 2011 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. During fiscal 2011, the Company repurchased 5.0 million shares for $222.5 million at an average price of $44.77 per share. At January 28, 2012, remaining availability under the May 2011 Stock Plan was $27.5 million.

February 2011 Stock Plan

        In February 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("February 2011 Stock Plan"). This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During fiscal 2011, the Company repurchased 6.0 million shares for $250.0 million at an average price of $41.93 per share, which completed the authorization under the February 2011 Stock Plan.

2010 Stock Plan

        In August 2010, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("2010 Stock Plan"). During fiscal 2010, the Company repurchased 7.5 million shares for $231.3 million at an average price of $31.04 per share. During fiscal 2011, the Company repurchased 0.4 million shares for $18.7 million at an average price of $42.19 per share, which completed the remaining authorization under the 2010 Stock Plan.

2007 Stock Plan

        In November 2007, the Company's Board of Directors authorized the Company to repurchase up to $200 million of the Company's Class A Common Stock under an open-ended plan ("2007 Stock Plan"). Availability under the 2007 Stock Plan at the beginning of fiscal 2009 was $182.6 million. No repurchases were made during fiscal 2009. During fiscal 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.

Notes to Consolidated Financial Statements (Continued)

10. Earnings per Share

        Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

        Earnings per common share has been computed as follows:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$463,909	$463,909	$179,620	$179,620	$68,531	$68,531

Average shares of common stock outstanding	53,515	53,515	66,922	66,922	73,784	73,784
Dilutive effect of stock-based compensation	—	933	—	252	—	—

Total average equivalent shares	53,515	54,448	66,922	67,174	73,784	73,784

Per share of common stock:
Net income	$8.67	$8.52	$2.68	$2.67	$0.93	$0.93

        Total stock options outstanding were 2,245,000, 3,351,869 and 4,044,369 at January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Of these, options to purchase 4,044,369 shares of Class A Common Stock at prices ranging from $24.73 to $26.57 were outstanding at January 30, 2010 but were not included in the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive.

11. Stock-Based Compensation

        The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. As of January 28, 2012, 7,547,451 shares were available for grant under the plans and 9,792,451 shares of Class A Common Stock were reserved for issuance under the stock option plans. There were no stock options granted during fiscal 2011, 2010 and 2009.

        Stock option transactions are summarized as follows:

	Fiscal 2011
Stock Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,351,869	$25.80
Granted	—	—
Exercised	(1,106,869)	25.91
Expired	—	—

Outstanding, end of year	2,245,000	$25.74

Options exercisable at year-end	2,245,000	$25.74

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at January 28, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$25.74 - $25.74	2,245,000	3.99	$25.74	2,245,000	$25.74

        The intrinsic value of stock options exercised during fiscal 2011 and fiscal 2010 was approximately $28.2 million and $8.5 million, respectively. No stock options were exercised during fiscal 2009. At January 28, 2012, the intrinsic value of outstanding stock options and exercisable stock options was $45.8 million.

12. Commitments and Contingencies

        Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating leases:
Buildings:
Minimum rentals	$19,509	$20,137	$21,876
Contingent rentals	4,491	3,884	2,772
Equipment	24,110	27,024	33,715

	$48,110	$51,045	$58,363

        Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

        The future minimum rental commitments as of January 28, 2012 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2012	29,537	3,191
2013	14,950	2,488
2014	13,171	1,428
2015	11,457	1,428
2016	10,653	1,428
After 2016	19,876	6,087

Total minimum lease payments	$99,644	16,050

Less amount representing interest		(4,585)

Present value of net minimum lease payments (of which $2,312 is currently payable)		$11,465

        Renewal options from three to 25 years exist on the majority of leased properties.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        At January 28, 2012, the Company is committed to incur costs of approximately $70 million to acquire, complete and furnish certain stores and equipment.

        At January 28, 2012, letters of credit totaling $83.7 million were issued under the Company's $1.0 billion revolving credit facility.

        Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

13. Asset Impairment and Store Closing Charges

        During fiscal 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale.

        During fiscal 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale.

        During fiscal 2009, the Company recorded a pretax charge of $3.1 million for asset impairment and store closing costs. The charge consists of the write-down of property of $3.9 million on two stores closed in a prior year partially offset by the renegotiation of a future rent accrual of $0.8 million on a store closed in a prior year.

        The following is a summary of the activity in the reserve established for store closing charges:

(in thousands of dollars)	Balance, Beginning of Year	Adjustments and Charges*	Cash Payments	Balance, End of Year
Fiscal 2011
Rent, property taxes and utilities	$1,360	$1,035	$1,657	$738
Fiscal 2010
Rent, property taxes and utilities	2,498	680	1,818	1,360
Fiscal 2009
Rent, property taxes and utilities	5,240	691	3,433	2,498

*
included in rentals

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

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Disclosures (Continued)

        The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at January 28, 2012 and January 29, 2011 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 28, 2012 and January 29, 2011 were approximately $691 million and $725 million, respectively. The carrying value of the Company's long-term debt at January 28, 2012 and January 29, 2011 was approximately $692 million and $746 million, respectively. The fair value of the subordinated debentures at January 28, 2012 and January 29, 2011 was approximately $198 million and $190 million, respectively. The carrying value of the subordinated debentures at January 28, 2012 and January 29, 2011 was $200 million.

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

  •
  Level 3:    Unobservable inputs that reflect the reporting entity's own assumptions

		Basis of Fair Value Measurements
(in thousands)	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale
As of January 28, 2012	$17,348	$—	$—	$17,348
As of January 29, 2011	27,548	—	—	27,548
As of January 30, 2010	33,956	—	—	33,956

        During fiscal 2011, the Company sold two former retail store locations with carrying values totaling $9.0 million. During fiscal 2011, long-lived assets held for sale were written down to their fair value of $17.3 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.

        During fiscal 2010, the Company sold three vacant retail store properties with carrying values of $4.2 million. During fiscal 2010, long-lived assets held for sale were written down to their fair value of $27.5 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.

        During fiscal 2009, long-lived assets held for sale with a carrying value of $37.9 million were written down to their fair value of $34.0 million, resulting in an impairment charge of $3.9 million, which was included in earnings for the period.

        The inputs used to calculate the fair value of these long-lived assets in all periods included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Results of Operations (unaudited)

	Fiscal 2011, Three Months Ended
(in thousands of dollars, except per share data)	April 30	July 30	October 29	January 28
Net sales	$1,469,198	$1,441,747	$1,382,612	$1,970,043
Gross profit	570,312	479,348	502,615	669,775
Net income	76,677	17,565	228,171	141,496
Diluted earnings per share:
Net income	$1.31	$0.32	$4.31	$2.77

	Fiscal 2010, Three Months Ended
(in thousands of dollars, except per share data)	May 1	July 31	October 30	January 29
Net sales	$1,453,596	$1,388,910	$1,344,118	$1,934,337
Gross profit	539,335	458,474	486,644	660,445
Net income	48,834	6,828	14,381	109,577
Diluted earnings per share:
Net income	$0.68	$0.10	$0.22	$1.75

        Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

        Quarterly information for fiscal 2011 and fiscal 2010 includes the following items:

First Quarter

2011

  •
  a $4.2 million pretax gain ($2.7 million after tax or $0.05 per share) related to a distribution from a mall joint venture.

  •
  a $1.2 million pretax charge ($0.8 million after tax or $0.01 per share) for asset impairment and store closing charges related to the write-down of one property held for sale.

2010

  •
  a $2.2 million pretax charge ($1.4 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of one property held for sale.

Second Quarter

2011

  •
  a $2.1 million pretax gain ($1.4 million after tax or $0.02 per share) related to the sale of an interest in a mall joint venture.

2010

  •
  a $4.0 million pretax gain ($2.6 million after tax or $0.04 per share) related to the sale of a retail store location.

  •
  a $2.0 million income tax benefit ($0.03 per share) related to a state administrative settlement.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Results of Operations (unaudited) (Continued)

Third Quarter

2011

  •
  a $201.6 million income tax benefit ($3.81 per share) due to a reversal of a valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of properties to our REIT.

  •
  a $1.3 million pretax gain ($0.9 million after tax or $0.02 per share) related to the sale of two former retail store locations.

2010

  •
  a $1.1 million pretax loss ($0.7 million after tax or $0.02 per share) related to the sale of a closed store.

  •
  a $1.2 million income tax benefit ($0.02 per share) for a decrease in a capital loss valuation allowance.

Fourth Quarter

2011

  •
  a $44.5 million pretax gain ($28.7 million after tax or $0.56 per share), net of settlement related expenses, related to the settlement of a lawsuit with JDA Software Group for $57.0 million.

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
*4
Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114, Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140 and Exhibit 4-q in 333-59183).

**10	(a)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10	(b)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).

**10	(c)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10	(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

*10	(e)	Amended and Restated Credit Agreement dated December 12, 2003 (Exhibit 10 to Form 10-Q dated December 16, 2003 in 1-6140).

*10	(f)	First Amendment to Amended and Restated Credit Agreement among Dillard's, Inc. and JPMorgan Chase Bank and Fleet Retail Group Inc. (Exhibit 10 to Form 10-Q dated June 2, 2004 in 1-6140).

*10	(g)	Second Amendment to Amended and Restated Credit Agreement among Dillard's, Inc. and JPMorgan Chase Bank (Exhibit 10 to Form 8-K dated June 3, 2005 in 1-6140).

*10	(h)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillard's, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10	(i)	Private Label Credit Card Program Agreement between Dillard's, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10	(j)	Third Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10	(k)	Fourth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 8-K dated June 12, 2006 in File No. 1-6140).

*10	(l)	Fifth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated May 4, 2007 in File No. 1-6140).

E-1

Number		Description
*10	(m)	Sixth Amendment to Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10 to Form 10-Q dated August 28, 2009 in File No. 1-6140).
21		Subsidiaries of Registrant.

23	(a)	Consent of Independent Registered Public Accounting Firm.

23	(b)	Consent of Independent Registered Public Accounting Firm.

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
***101.INS		XBRL Instance Document
***101.SCH		XBRL Taxonomy Extension Schema Document
***101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB		XBRL Taxonomy Extension Label Linkbase Document
***101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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