Form 10-Q
period 2012-04-28
DILLARDS INC
filed 2012-05-30
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 26, 2012	44,839,229
CLASS B COMMON STOCK as of May 26, 2012	4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	April 28,	January 28,	April 30,
	2012	2012	2011
Assets
Current assets:
Cash and cash equivalents	$250,685	$224,272	$147,266
Accounts receivable	30,802	28,708	21,494
Merchandise inventories	1,499,604	1,304,124	1,504,033
Other current assets	45,825	34,625	43,178

Total current assets	1,826,916	1,591,729	1,715,971

Property and equipment (net of accumulated depreciation and amortization of $2,288,698, $2,235,610 and $2,275,512)	2,411,400	2,440,266	2,547,924
Other assets	277,718	274,142	72,983

Total assets	$4,516,034	$4,306,137	$4,336,878

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$813,948	$655,653	$835,703
Current portion of long-term debt	76,326	76,789	49,187
Current portion of capital lease obligations	2,345	2,312	2,215
Federal and state income taxes including current deferred taxes	128,988	135,610	101,620

Total current liabilities	1,021,607	870,364	988,725

Long-term debt	614,785	614,785	696,783
Capital lease obligations	8,574	9,153	10,838
Other liabilities	245,584	245,218	206,809
Deferred income taxes	301,724	314,598	328,860
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,227	1,225	1,221
Additional paid-in capital	834,625	828,796	817,006
Accumulated other comprehensive loss	(38,116)	(39,034)	(17,419)
Retained earnings	3,199,848	3,107,344	2,727,879
Less treasury stock, at cost	(1,873,824)	(1,846,312)	(1,623,824)

Total stockholders’ equity	2,123,760	2,052,019	1,904,863

Total liabilities and stockholders’ equity	$4,516,034	$4,306,137	$4,336,878

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	April 28,	April 30,
	2012	2011

Net sales	$1,549,319	$1,469,198
Service charges and other income	33,909	29,558

	1,583,228	1,498,756

Cost of sales	954,129	898,886
Advertising, selling, administrative and general expenses	393,238	389,267
Depreciation and amortization	64,020	64,031
Rentals	8,265	11,430
Interest and debt expense, net	17,455	18,275
Gain on disposal of assets	(997)	(28)
Asset impairment and store closing charges	—	1,200

Income before income taxes and income on and equity in losses of joint ventures	147,118	115,695
Income taxes	52,970	42,710
Income on and equity in losses of joint ventures	835	3,692

Net income	94,983	76,677

Retained earnings at beginning of period	3,107,344	2,653,437
Cash dividends declared	(2,479)	(2,235)

Retained earnings at end of period	$3,199,848	$2,727,879

Earnings per share:
Basic	$1.92	$1.33

Diluted	$1.89	$1.31

Cash dividends declared per common share	$0.05	$0.04

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	April 28,	April 30,
	2012	2011

Net income	$94,983	$76,677
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $522 and $237)	918	411

Comprehensive income	$95,901	$77,088

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	April 28,	April 30,
	2012	2011

Operating activities:
Net income	$94,983	$76,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	64,488	64,485
Gain on disposal of property and equipment	(997)	(28)
Excess tax benefits from share-based compensation	(1,316)	(2,434)
Asset impairment and store closing charges	—	1,200
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,094)	4,456
Increase in merchandise inventories	(195,480)	(213,886)
Increase in other current assets	(11,200)	(640)
Decrease in other assets	1,239	845
Increase in trade accounts payable and accrued expenses and other liabilities	167,019	127,867
(Decrease) increase in income taxes payable	(18,180)	644

Net cash provided by operating activities	98,462	59,186

Investing activities:
Purchases of property and equipment	(47,499)	(16,961)
Distribution from joint venture	—	2,481
Proceeds from disposal of property and equipment	7,833	15

Net cash used in investing activities	(39,666)	(14,465)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(1,009)	(956)
Issuance cost of line of credit	(5,256)	—
Cash dividends paid	(2,496)	(2,460)
Purchase of treasury stock	(27,512)	(247,083)
Proceeds from stock issuance	2,574	7,319
Excess tax benefits from share-based compensation	1,316	2,434

Net cash used in financing activities	(32,383)	(240,746)

Increase (decrease) in cash and cash equivalents	26,413	(196,025)
Cash and cash equivalents, beginning of period	224,272	343,291

Cash and cash equivalents, end of period	$250,685	$147,266

Non-cash transactions:
Accrued capital expenditures	$1,700	$2,350
Stock awards	1,941	2,206

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three months ended April 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 22, 2012.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended April 28, 2012
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,521,975	$27,344	$1,549,319
Gross profit	593,847	1,343	595,190
Depreciation and amortization	63,975	45	64,020
Interest and debt expense (income), net	17,490	(35)	17,455
Income before income taxes and income on and equity in losses of joint ventures	146,968	150	147,118
Income on and equity in losses of joint ventures	835	—	835
Total assets	4,474,037	41,997	4,516,034

	Three Months Ended April 30, 2011
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,455,510	$13,688	$1,469,198
Gross profit	569,684	628	570,312
Depreciation and amortization	63,985	46	64,031
Interest and debt expense (income), net	18,316	(41)	18,275
Income (loss) before income taxes and income on and equity in losses of joint ventures	116,341	(646)	115,695
Income on and equity in losses of joint ventures	3,692	—	3,692
Total assets	4,300,720	36,158	4,336,878

Intersegment construction revenues of $7.9 million and $5.5 million were eliminated during consolidation and have been excluded from net sales for the quarters ended April 28, 2012 and April 30, 2011, respectively.

Note 3.         Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the quarters ended April 28, 2012 and April 30, 2011.

Stock option transactions for the three months ended April 28, 2012 are summarized as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding, beginning of period	2,245,000	$25.74
Granted	—	—
Exercised	(100,000)	$25.74
Expired	—	—
Outstanding, end of period	2,145,000	$25.74
Options exercisable at period end	2,145,000	$25.74

During the quarters ended April 28, 2012 and April 30, 2011, the intrinsic value of stock options exercised was $3.7 million and $6.7 million, respectively.  At April 28, 2012, the intrinsic value of outstanding and exercisable stock options was $84.2 million.

Note 4.         Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the quarter ended April 28, 2012.

During the quarter ended April 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the quarter ended April 28, 2012:

(in thousands)	Balance, Beginning of Period	Adjustments and Charges*	Cash Payments	Balance, End of Period

Rentals, property taxes and utilities	$738	$133	$252	$619

* included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.         Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	April 28,	April 30,
	2012	2011
Basic:
Net income	$94,983	$76,677

Weighted average shares of common stock outstanding	49,380	57,463

Basic earnings per share	$1.92	$1.33

	Three Months Ended
	April 28,	April 30,
	2012	2011
Diluted:
Net income	$94,983	$76,677

Weighted average shares of common stock outstanding	49,380	57,463
Dilutive effect of stock-based compensation	930	1,069
Total weighted average equivalent shares	50,310	58,532

Diluted earnings per share	$1.89	$1.31

Total stock options outstanding were 2,145,000 and 2,985,310 at April 28, 2012 and April 30, 2011, respectively.

Note 6.         Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At April 28, 2012, letters of credit totaling $85.1 million were issued under the Company’s $1.0 billion revolving credit facility.

Note 7.         Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.1 million during the quarter ended April 28, 2012.  The Company expects to make contributions to the Pension Plan of approximately $3.9 million for the remainder of fiscal 2012.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Components of net periodic benefit costs:
Service cost	$817	$831
Interest cost	1,823	1,800
Net actuarial loss	1,283	492
Amortization of prior service cost	157	157
Net periodic benefit costs	$4,080	$3,280

Note 8.    Revolving Credit Agreement

At April 28, 2012, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires April 11, 2017.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.74% at April 28, 2012) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at April 28, 2012.  No borrowings were outstanding at April 28, 2012.  Letters of credit totaling $85.1 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $915 million at April 28, 2012.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit.

Note 9.    Stock Repurchase Programs

2012 Stock Plan

In February 2012, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an additional stock plan (“2012 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  The 2012 Stock Plan has no expiration date.  At April 28, 2012, $250.0 million of authorization remained under the 2012 Stock Plan.

May 2011 Stock Plan

In May 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“May 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the quarter ended April 28, 2012, the Company repurchased 439 thousand shares for $27.5 million at an average price of $62.71 per share, which completed the authorization under the May 2011 Stock Plan.

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

All repurchases of the Company’s Class A Common Stock were made at the current market price.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

Note 10.    Income Taxes

During the quarter ended April 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included net decreases in unrecognized tax benefits primarily related to statute lapses.  During the quarter ended April 30, 2011, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which was partially offset by benefits recognized for federal tax credits which were not extended into fiscal 2012.

Note 11.    Income on Joint Venture

During the quarter ended April 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

Note 12.    Fair Value Disclosures

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at April 28, 2012 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at April 28, 2012 was approximately $702 million.  The carrying value of the Company’s long-term debt at April 28, 2012 was approximately $691 million.  The fair value of the subordinated debentures at April 28, 2012 was approximately $204 million.   The carrying value of the subordinated debentures at April 28, 2012 was $200 million.

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Items	Inputs	Inputs
(in thousands)	of Assets	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of April 28, 2012	$12,689	$—	$—	$12,689
As of January 28, 2012	17,348			17,348

As of April 30, 2011	$26,348	$—	$—	$26,348
As of January 29, 2011	27,548			27,548

During the quarter ended April 28, 2012, the Company sold two former retail store locations with carrying values totaling $4.6 million.

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

Note 13.       Recently Issued Accounting Standards

Fair Value Measurements and Disclosure

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  This update was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent.  The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity.  This new update was effective for interim and annual periods beginning after December 15, 2011 and was applied retrospectively.  The adoption of this standard changed the order and placement where certain financial statement items are presented but did not have any other impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5” which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments.  The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2012.

EXECUTIVE OVERVIEW

Building on the momentum from fiscal 2011, our first quarter of fiscal 2012 produced record operating results.  Comparable store sales were up for the seventh consecutive quarter while retail operations gross profit, down 10 basis points of sales, was held nearly flat and our operating spending rate was down.  Net income increased to $95.0 million, or $1.89 per share — our highest historical first fiscal quarter earnings and earnings per share performances — compared to $76.7 million, or $1.31 per share, for the first quarter of last year.

Included in net income for the prior year first quarter ended April 30, 2011 were:

•                  a $4.2 million pretax gain ($2.7 million after tax or $0.05 per diluted share) related to a distribution from a mall joint venture and

•                  a $1.2 million pretax charge ($0.8 million after tax or $0.01 per diluted share) for asset impairment and store closing charges related to the write-down of one property currently held for sale.

Highlights of the quarter ended April 28, 2012 included:

•                  Record first quarter net income of $95.0 million, or $1.89 per share, compared to $76.7 million, or $1.31 per share, for the quarter ended April 30, 2011,

•                  A 5% increase in comparable store sales,

•                  Operating expense improvement of 110 basis points of sales and

•                  Repurchase of $27.5 million (0.4 million shares) of Class A Common Stock.

As of April 28, 2012, we had working capital of $805.3 million, cash and cash equivalents of $250.7 million and $891.1 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $98.5 million for the first quarter of fiscal 2012.  We operated 304 Dillard’s locations, including 17 clearance centers, and an internet store as of April 28, 2012, a decrease of 4 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales (in millions)	$1,549.3	$1,469.2
Net sales trend	5%	1%
Gross profit (in millions)	$595.2	$570.3
Gross profit as a percentage of net sales	38.4%	38.8%
Cash flow from operations (in millions)	$98.5	$59.2
Total retail store count at end of period	304	308
Retail sales per square foot	$29	$27
Retail store sales trend	5%	2%
Comparable retail store sales trend	5%	2%
Comparable retail store inventory trend	1%	4%
Retail merchandise inventory turnover	2.7	2.7

General

Net sales.  Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year.  Comparable store sales exclude the change in the allowance for sales returns.  Non-comparable store sales include:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; and sales in clearance centers.

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage notes, term note, subordinated debentures and borrowings under the Company’s credit facility.  Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on capital lease obligations.

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the gain on the sale of an interest in a mall joint venture, if any.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	April 28,	April 30,
	2012	2011

Net sales	100.0%	100.0%
Service charges and other income	2.2	2.0

	102.2	102.0

Cost of sales	61.6	61.2
Advertising, selling, administrative and general expenses	25.4	26.5
Depreciation and amortization	4.1	4.4
Rentals	0.5	0.8
Interest and debt expense, net	1.1	1.2
Gain on disposal of assets	(0.0)	(0.0)
Asset impairment and store closing charges	0.0	0.1

Income before income taxes and income on and equity in losses of joint ventures	9.5	7.8
Income taxes	3.4	2.9
Income on and equity in losses of joint ventures	0.0	0.3

Net income	6.1%	5.2%

Net Sales

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change
Net sales:
Retail operations segment	$1,521,975	$1,455,510	$66,465
Construction segment	27,344	13,688	13,656
Total net sales	$1,549,319	$1,469,198	$80,121

The percent change by category in the Company’s retail operations segment sales for the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011, as well as the percentage by segment and category to total net sales, is as follows:

		% of
	% Change 2012-2011	Net Sales
Retail operations segment
Cosmetics	5.2%	16%
Ladies’ apparel	3.8	24
Ladies’ accessories and lingerie	6.8	13
Juniors’ and children’s apparel	1.2	9
Men’s apparel and accessories	5.5	16
Shoes	5.8	16
Home and furniture	(0.5)	4
		98
Construction segment		2
Total		100%

Net sales from the retail operations segment increased $66.5 million during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011, increasing 5% in both total and comparable stores.  Significant increases were noted in sales of ladies’ accessories and lingerie, shoes, men’s apparel and accessories, and cosmetics over the prior year first quarter while sales in the home and furniture category were essentially flat.

We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2012; however, there is no guarantee of improved sales performance.

The number of sales transactions decreased 2% for the quarter ended April 28, 2012 over the prior year period while the average dollars per sales transaction were up significantly.  We recorded an allowance for sales returns of $8.9 million and $10.4 million for the quarters ended April 28, 2012 and April 30, 2011, respectively.

During the quarter ended April 28, 2012, net sales from the construction segment increased $13.7 million, nearly doubling sales from the prior year first quarter because of an increase in new construction projects.  We believe that we will continue to see some sales growth in the construction segment during fiscal 2012; however, there is no guarantee of improved sales performance.  The backlog of awarded construction contracts at April 28, 2012 totaled $166.3 million.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change	% Change
Service charges and other income:
Retail operations segment
Leased department income	$2,488	$2,310	$178	7.7%
Income from GE marketingand servicing alliance	25,188	21,131	4,057	19.2
Shipping and handling income	4,352	4,357	(5)	(0.1)
Other	1,862	1,739	123	7.1
	33,890	29,537	4,353	14.7
Construction segment	19	21	(2)	(9.5)
Total service charges and other income	$33,909	$29,558	$4,351	14.7%

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011, primarily due to decreased credit losses and increases in finance charge and late charge fee income.

Gross Profit

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	Change
Gross profit:
Retail operations segment	$593,847	$569,684	$24,163
Construction segment	1,343	628	715
Total gross profit	$595,190	$570,312	$24,878

Gross profit as a percentage of segment net sales:
Retail operations segment	39.0%	39.1%	(0.1)%
Construction segment	4.9	4.6	0.3
Total gross profit as a percentage of net sales	38.4	38.8	(0.4)

Gross profit declined 40 basis points of sales during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011.  Gross profit from retail operations declined 10 basis points of sales during the same comparable periods.  Inventory in comparable stores increased 1% as of April 28, 2012 compared to April 30, 2011.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the quarter ended April 28, 2012.

During the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011, gross margin declined moderately in men’s apparel and accessories and home and furniture while gross margin declined only slightly in juniors’ and children’s apparel.  All other merchandise categories were flat with the exception of ladies’ apparel and ladies’ accessories and lingerie, both of which improved slightly.

We believe that gross margin from retail operations will improve slightly during fiscal 2012; however, there is no guarantee of improved gross margin performance.

Gross profit from the construction segment improved 30 basis points of sales during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011 due to increased revenue and improved fee percentages on new contracts.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change	% Change
SG&A:
Retail operations segment	$392,049	$388,054	$3,995	1.0%
Construction segment	1,189	1,213	(24)	(2.0)
Total SG&A	$393,238	$389,267	$3,971	1.0%

SG&A as a percentage of segment net sales
Retail operations segment	25.8%	26.7%
Construction segment	4.3	8.9
Total SG&A as a percentage of net sales	25.4	26.5

SG&A improved 110 basis points of sales during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011 while total SG&A dollars increased $4.0 million.  The dollar increase was most noted in insurance ($3.3 million), payroll and related taxes ($3.2 million), primarily of selling payroll, and services purchased ($3.1 million) partially offset by decreased net advertising expenditures ($5.9 million) and utilities ($2.1 million).

We believe that SG&A will improve slightly as a percentage of sales during fiscal 2012; however, there is no guarantee of improved SG&A performance.

Rentals

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change	% Change
Rentals:
Retail operations segment	$8,252	$11,417	$(3,165)	(27.7)%
Construction segment	13	13	—	—
Total rentals	$8,265	$11,430	$(3,165)	(27.7)%

The decrease in rental expense for the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011 is primarily due to a reduction in the amount of equipment leased by the Company.

We believe that rental expense will continue to decline significantly during fiscal 2012, with a current projected reduction of $14 million from fiscal 2011, primarily as a result of the expiration of certain equipment leases.

Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change	% Change
Interest and debt expense (income), net:
Retail operations segment	$17,490	$18,316	$(826)	(4.5)%
Construction segment	(35)	(41)	6	14.6
Total interest and debt expense, net	$17,455	$18,275	$(820)	(4.5)%

The decrease in net interest and debt expense for the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011 is primarily attributable to lower average debt levels.  Total weighted average debt decreased approximately $54.8 million during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011.

Gain on Disposal of Assets

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change
Gain (loss) on disposal of assets:
Retail operations segment	$997	$92	$905
Construction segment	—	(64)	64
Total gain on disposal of assets	$997	$28	$969

During the quarter ended April 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

Asset Impairment and Store Closing Charges

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change
Asset impairment and store closing charges:
Retail operations segment	$—	$1,200	$(1,200)
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$1,200	$(1,200)

There were no asset impairment and store closing charges recorded during the quarter ended April 28, 2012.

During the quarter ended April 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property held for sale.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.8% for both quarters ended April 28, 2012 and April 30, 2011.  During the quarter ended April 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included net decreases in unrecognized tax benefits primarily related to statute lapses.  During the quarter ended April 30, 2011, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which was partially offset by benefits recognized for federal tax credits which were not extended into fiscal 2012.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

The Company’s effective tax rate for fiscal 2012 is expected to approximate 36%.  This rate may change if results of operations for fiscal 2012 differ from management’s current expectations.

Income on Joint Venture

During the quarter ended April 30, 2011, the Company’s retail operations segment received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

FINANCIAL CONDITION

A summary of net cash flows for the quarters ended April 28, 2012 and April 30, 2011 follows:

	Three Months Ended
(in thousands of dollars)	April 28, 2012	April 30, 2011	$ Change
Operating Activities	$98,462	$59,186	$39,276
Investing Activities	(39,666)	(14,465)	(25,201)
Financing Activities	(32,383)	(240,746)	208,363
Total Cash Provided (Used)	$26,413	$(196,025)	$222,438

Net cash flows from operating activities increased $39.3 million during the quarter ended April 28, 2012 compared to the quarter ended April 30, 2011.  This improvement was primarily attributable to an increase of $22.0 million related to changes in working capital items, primarily of changes in payables and inventories as the Company responded to improved sales trends.  Net income, as adjusted for non-cash items, also raised operating cash flows by $17.3 million for the quarter ended April 28, 2012 as compared to the quarter ended April 30, 2011.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $25.2 million and $21.1 million from GE during the quarters ended April 28, 2012 and April 30, 2011, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2012 compared to fiscal 2011.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the quarter ended April 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

Capital expenditures were $47.5 million and $17.0 million for the quarters ended April 28, 2012 and April 30, 2011, respectively.  The current year expenditures were primarily for the remodeling of existing stores, purchase of equipment, including the buyout of certain leased equipment, and completion of the Company’s new internet fulfillment center located in Maumelle, Arkansas, which began processing merchandise during the quarter. This new 850,000 square foot internet fulfillment center is replacing the Company’s Nashville, Tennessee internet fulfillment center (285,000 square feet), which is expected to close mid-year fiscal 2012.  We have also announced the upcoming closure of our Hutchinson Mall store location in Hutchinson, Kansas (70,000 square feet), which is expected to close during the second quarter of fiscal 2012.  Both closures are expected to incur minimal closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

Capital expenditures for fiscal 2012 are expected to be approximately $175 million compared to actual expenditures of $116 million during fiscal 2011.  There are no planned store openings for fiscal 2012.

During the quarter ended April 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

The Company had cash on hand of approximately $250.7 million as of April 28, 2012.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  During the quarter ended April 28, 2012, the Company amended and extended this credit facility, which now has higher availability for the same amount of pledged inventory as the previous agreement and expires April 11, 2017.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at April 28, 2012.  No borrowings were outstanding at April

28, 2012.  Letters of credit totaling $85.1 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $915 million at April 28, 2012.

During the quarter ended April 28, 2012, the Company repurchased 439 thousand shares of stock for $27.5 million at an average price of $62.71 per share under its May 2011 Stock Plan.  During the quarter ended April 30, 2011, the Company repurchased 6.4 million shares of stock for $268.7 million (including the accrual of $21.6 million of share repurchase that had not settled as of April 30, 2011) at an average price of $41.95 per share under its 2010 and February 2011 Stock Plans.  At April 28, 2012, no authorization remained under the May 2011, February 2011 or 2010 Stock Plans, and $250.0 million of authorization remained under the Company’s 2012 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2012, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  During fiscal 2012, the Company expects peak borrowings to not exceed $200 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations,  in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

NEW ACCOUNTING STANDARDS

Fair Value Measurements and Disclosure

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  This update was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent.  The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity.  This new update was effective for interim and annual periods beginning after December 15, 2011 and was applied retrospectively.  The adoption of this standard changed the order and placement where certain financial statement items were presented but did not have any other impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5 which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments.  The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2012 and fiscal 2013.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.  Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.  The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 28, 2012, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of May 30, 2012, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2012 through February 25, 2012	—	$—	—	$27,511,684
February 26, 2012 through March 31, 2012	326,486	62.66	326,486	257,054,960
April 1, 2012 through April 28, 2012	112,255	62.85	112,255	250,000,000
Total	438,741	$62.71	438,741	$250,000,000

During the quarter ended April 28, 2012, the Company completed the remaining authorization under the May 2011 Stock Plan.  In late February 2012, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under the 2012 Stock Plan.  Reference is made to the discussion in “Note 9. Stock Repurchase Programs” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description
10.1

Second Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 13, 2012)

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

DILLARD’S, INC.
(Registrant)

Date:	May 30, 2012	/s/ James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)