Form 10-Q
period 2012-07-28
DILLARDS INC
filed 2012-08-29
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 25, 2012	43,118,972
CLASS B COMMON STOCK as of August 25, 2012	4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 28,	January 28,	July 30,
	2012	2012	2011

Assets
Current assets:
Cash and cash equivalents	$162,533	$224,272	$179,525
Accounts receivable	33,414	28,708	19,571
Merchandise inventories	1,362,077	1,304,124	1,357,845
Other current assets	44,525	34,625	44,213

Total current assets	1,602,549	1,591,729	1,601,154

Property and equipment (net of accumulated depreciation and amortization of $2,352,658, $2,235,610 and $2,336,881)	2,388,107	2,440,266	2,514,543
Other assets	270,806	274,142	61,641

Total assets	$4,261,462	$4,306,137	$4,177,338

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$699,026	$655,653	$706,869
Current portion of long-term debt	75,857	76,789	49,209
Current portion of capital lease obligations	2,369	2,312	2,247
Other short-term borrowings	24,000	—	—
Federal and state income taxes including current deferred taxes	74,342	135,610	64,057

Total current liabilities	875,594	870,364	822,382

Long-term debt	614,785	614,785	696,314
Capital lease obligations	7,997	9,153	10,285
Other liabilities	246,620	245,218	206,127
Deferred income taxes	294,989	314,598	311,274
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,227	1,225	1,225
Additional paid-in capital	837,401	828,796	827,939
Accumulated other comprehensive loss	(37,198)	(39,034)	(17,008)
Retained earnings	3,228,474	3,107,344	2,742,624
Less treasury stock, at cost	(2,008,427)	(1,846,312)	(1,623,824)

Total stockholders’ equity	2,021,477	2,052,019	1,930,956

Total liabilities and stockholders’ equity	$4,261,462	$4,306,137	$4,177,338

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	$1,487,925	$1,441,747	$3,037,244	$2,910,945
Service charges and other income	37,257	34,430	73,950	65,127

	1,525,182	1,476,177	3,111,194	2,976,072

Cost of sales	987,802	963,523	1,944,715	1,863,548
Advertising, selling, administrative and general expenses	398,788	396,037	792,026	785,304
Depreciation and amortization	64,215	64,097	128,235	128,128
Rentals	8,641	12,139	16,906	23,569
Interest and debt expense, net	17,673	18,422	35,128	36,697
Gain on disposal of assets	(142)	(2,363)	(1,139)	(2,391)
Asset impairment and store closing charges	—	—	—	1,200

Income before income taxes and income on and equity in losses of joint ventures	48,205	24,322	195,323	140,017
Income taxes	17,330	7,010	70,300	49,720
Income on and equity in losses of joint ventures	147	253	982	3,945

Net income	31,022	17,565	126,005	94,242

Retained earnings at beginning of period	3,199,848	2,727,879	3,107,344	2,653,437
Cash dividends declared	(2,396)	(2,820)	(4,875)	(5,055)

Retained earnings at end of period	$3,228,474	$2,742,624	$3,228,474	$2,742,624

Earnings per share:
Basic	$0.64	$0.32	$2.58	$1.69
Diluted	$0.63	$0.32	$2.53	$1.66

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.09

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

Net income	$31,022	$17,565	$126,005	$94,242
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $522, $237, $1,044 and $475)	918	411	1,836	822

Comprehensive income	$31,940	$17,976	$127,841	$95,064

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	July 28,	July 30,
	2012	2011

Operating activities:
Net income	$126,005	$94,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	129,197	129,054
Gain on disposal of assets	(1,139)	(2,391)
Excess tax benefits from share-based compensation	(2,028)	(9,958)
Asset impairment and store closing charges	—	1,200
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,706)	6,379
Increase in merchandise inventories	(57,953)	(67,698)
Increase in other current assets	(9,900)	(1,675)
Decrease in other assets	7,777	2,928
Increase in trade accounts payable and accrued expenses and other liabilities	44,417	19,930
Decrease in income taxes payable	(78,849)	(46,981)

Net cash provided by operating activities	152,821	125,030

Investing activities:
Purchases of property and equipment	(86,740)	(48,700)
Proceeds from disposal of assets	7,883	12,595
Distribution from joint venture	—	2,481

Net cash used in investing activities	(78,857)	(33,624)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(2,031)	(1,924)
Issuance cost of line of credit	(5,350)	—
Increase in short-term borrowings	24,000	—
Cash dividends paid	(4,983)	(4,713)
Purchase of treasury stock	(153,099)	(268,669)
Proceeds from stock issuance	3,732	10,176
Excess tax benefits from share-based compensation	2,028	9,958

Net cash used in financing activities	(135,703)	(255,172)

Decrease in cash and cash equivalents	(61,739)	(163,766)
Cash and cash equivalents, beginning of period	224,272	343,291

Cash and cash equivalents, end of period	$162,533	$179,525

Non-cash transactions:
Accrued capital expenditures	$3,408	$2,800
Stock awards	2,847	2,762
Accrued treasury stock purchase	9,016	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and six months ended July 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended July 28, 2012:
Net sales from external customers	$1,456,025	$31,900	$1,487,925
Gross profit	498,717	1,406	500,123
Depreciation and amortization	64,164	51	64,215
Interest and debt expense (income), net	17,708	(35)	17,673
Income before income taxes and income on and equity in losses of joint ventures	48,028	177	48,205
Income on and equity in losses of joint ventures	147	—	147
Total assets	4,215,718	45,744	4,261,462

Three Months Ended July 30, 2011:
Net sales from external customers	$1,425,590	$16,157	$1,441,747
Gross profit (loss)	478,988	(764)	478,224
Depreciation and amortization	64,052	45	64,097
Interest and debt expense (income), net	18,460	(38)	18,422
Income (loss) before income taxes and income on and equity in losses of joint ventures	26,351	(2,029)	24,322
Income on and equity in losses of joint ventures	253	—	253
Total assets	4,145,208	32,130	4,177,338

Six Months Ended July 28, 2012:
Net sales from external customers	$2,978,000	$59,244	$3,037,244
Gross profit	1,089,780	2,749	1,092,529
Depreciation and amortization	128,139	96	128,235
Interest and debt expense (income), net	35,199	(71)	35,128
Income before income taxes and income on and equity in losses of joint ventures	194,996	327	195,323
Income on and equity in losses of joint ventures	982	—	982
Total assets	4,215,718	45,744	4,261,462

Six Months Ended July 30, 2011:
Net sales from external customers	$2,881,100	$29,845	$2,910,945
Gross profit (loss)	1,047,533	(136)	1,047,397
Depreciation and amortization	128,037	91	128,128
Interest and debt expense (income), net	36,776	(79)	36,697
Income (loss) before income taxes and income on and equity in losses of joint ventures	142,692	(2,675)	140,017
Income on and equity in losses of joint ventures	3,945	—	3,945
Total assets	4,145,208	32,130	4,177,338

Intersegment construction revenues of $9.9 million and $17.8 million for the three and six months ended July 28, 2012, respectively, and intersegment construction revenues of $9.5 million and $15.0 million for the three and six months ended July 30, 2011, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and six months ended July 28, 2012 and July 30, 2011.

Stock option transactions for the three months ended July 28, 2012 are summarized as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding, beginning of period	2,145,000	$25.74
Granted	—	—
Exercised	45,000	25.74
Expired	—	—
Outstanding, end of period	2,100,000	$25.74
Options exercisable at period end	2,100,000	$25.74

During the three months ended July 28, 2012 and July 30, 2011, the intrinsic value of stock options exercised was $2.0 million and $20.9 million, respectively.  At July 28, 2012, the intrinsic value of outstanding and exercisable stock options was $83.3 million.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three and six months ended July 28, 2012 and three months ended July 30, 2011.

During the six months ended July 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the six months ended July 28, 2012:

(in thousands)	Balance Beginning of Period	Adjustments and Charges*	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$738	$746	$490	$994

* included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Basic:
Net income	$31,022	$17,565	$126,005	$94,242

Weighted average shares of common stock outstanding	48,288	54,262	48,834	55,862

Basic earnings per share	$0.64	$0.32	$2.58	$1.69

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Diluted:
Net income	$31,022	$17,565	$126,005	$94,242

Weighted average shares of common stock outstanding	48,288	54,262	48,834	55,862
Dilutive effect of stock-based compensation	944	978	937	1,024
Total weighted average equivalent shares	49,232	55,240	49,771	56,886

Diluted earnings per share	$0.63	$0.32	$2.53	$1.66

Total stock options outstanding were 2,100,000 and 2,270,000 at July 28, 2012 and July 30, 2011, respectively.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At July 28, 2012, letters of credit totaling $83.9 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.1 million and $2.2 million during the three and six months ended July 28, 2012, respectively.  The Company expects to make contributions to the Pension Plan of approximately $2.3 million for the remainder of fiscal 2012.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Components of net periodic benefit costs:
Service cost	$817	$831	$1,634	$1,663
Interest cost	1,823	1,800	3,647	3,600
Net actuarial loss	1,283	492	2,566	984
Amortization of prior service cost	157	157	313	313
Net periodic benefit costs	$4,080	$3,280	$8,160	$6,560

Note 8.  Revolving Credit Agreement

At July 28, 2012, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires April 11, 2017.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.75% at July 28, 2012) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $902.9 million at July 28, 2012.  Borrowings of $24.0 million were outstanding and letters of credit totaling $83.9 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $795 million at July 28, 2012.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Programs

2012 Stock Plan

In February 2012, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“2012 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  The 2012 Stock Plan has no expiration date.  During the three months ended July 28, 2012, the Company repurchased 2.1 million shares for $134.6 million at an average price of $64.52 per share.  At July 28, 2012, $115.4 million of authorization remained under the 2012 Stock Plan.

May 2011 Stock Plan

In May 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“May 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the six months ended July 28, 2012, the Company repurchased 439 thousand shares for $27.5 million at an average price of $62.71 per share, which completed the authorization under the May 2011 Stock Plan.

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

Note 10.  Income Taxes

During the three months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  Certain federal tax credits were not extended into fiscal 2012.  During the three months ended July 30, 2011, income tax expense differed from what would be computed using the statutory federal tax rate due to the effect of state and local income taxes offset by a benefit due to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions and benefits for federal tax credits.

During the six months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by a benefit due to net decreases in unrecognized tax benefits primarily related to statute lapses.  Certain federal tax credits were not extended into fiscal 2012.  During the six months ended June 30, 2011 income tax expense differed from what would be computed using the statutory federal tax rate due to the effect of state and local income taxes offset by a benefit due to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions and benefits for federal tax credits.

Note 11.  Income on Joint Venture

During the six months ended July 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

Note 12.  Gain on Disposal of Assets

During the six months ended July 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and other short-term borrowings approximates their carrying values at July 28, 2012 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at July 28, 2012 was approximately $718 million.  The carrying value of the Company’s long-term debt at July 28, 2012 was $691 million.  The fair value of the Company’s subordinated debentures at July 28, 2012 was approximately $204 million.  The carrying value of the Company’s subordinated debentures at July 28, 2012 was $200 million.

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

•        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of July 28, 2012	$12,689	$—	$—	$12,689
As of January 28, 2012	17,348	—	—	17,348

As of July 30, 2011	$26,348	$—	$—	$26,348
As of January 29, 2011	27,548	—	—	27,548

During the six months ended July 28, 2012, the Company sold two former retail store locations with carrying values totaling $4.6 million.

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

EXECUTIVE OVERVIEW

For the fourth consecutive quarter, Dillard’s produced record operating results.  Comparable store sales were up for the eighth consecutive quarter, supporting a gross margin improvement from retail operations of 70 basis points of sales while operating spending was down by the same rate.  Net income increased 76.6% over the prior year second quarter to $31.0 million, or $0.63 per share — our highest historical second fiscal quarter earnings per share — compared to $17.6 million, or $0.32 per share.

Included in net income for the quarter ended July 30, 2011 is a $2.1 million pretax gain ($1.4 million after tax or $0.02 per share) relating to the sale of an interest in a mall joint venture.

Highlights of the quarter ended July 28, 2012 included:

•                  a 3% increase in comparable store sales,

•                  gross margin from retail operations improvement of 70 basis points of sales,

•                  advertising, selling, administrative and general expenses improvement of 70 basis points of sales,

•                  net income of $31.0 million, a 76.6% increase over the prior year second quarter,

•                  repurchase of $134.6 million (2.1 million shares) of Class A Common Stock, and

•                  record second quarter earnings per share of $0.63 per share, a 96.9% increase over the prior year second quarter.

As of July 28, 2012, we had working capital of $727.0 million, cash and cash equivalents of $162.5 million and $914.6 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $152.8 million for the six months ended July 28, 2012.  We operated 303 total stores, including 18 clearance centers, and one internet store, as of July 28, 2012, a decrease of two stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	July 28, 2012	July 30, 2011
Net sales (in millions)	$1,487.9	$1,441.7
Net sales trend	3%	4%
Gross profit (in millions)	$500.1	$478.2
Gross profit as a percentage of net sales	33.6%	33.2%
Cash flow from operations (in millions)*	$152.8	$125.0
Total store count at end of period	303	305
Retail sales per square foot	$28	$27
Retail store sales trend	2%	5%
Comparable retail store sales trend	3%	6%
Comparable retail store inventory trend	0%	3%
Retail merchandise inventory turnover	2.7	2.7

*Cash flow from operations data is for the six months ended July 28, 2012 and July 30, 2011.

General

Net sales.  Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year.  Comparable store sales exclude the change in the allowance for sales returns.  Non-comparable store sales include:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance (“Alliance”) with GE Consumer Finance (“GE”), which owns and manages the Dillard’s branded proprietary credit cards.  Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.

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

Depreciation and amortization.  Depreciation and amortization expense includes depreciation and amortization on property and equipment.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.3	2.4	2.3
	102.5	102.3	102.4	102.3
Cost of sales	66.4	66.8	64.0	64.0
Advertising, selling, administrative and general expenses	26.8	27.5	26.1	27.0
Depreciation and amortization	4.3	4.4	4.2	4.4
Rentals	0.6	0.8	0.6	0.8
Interest and debt expense, net	1.2	1.3	1.1	1.3
Gain on disposal of assets	(0.0)	(0.2)	(0.0)	(0.1)
Asset impairment and store closing charges	0.0	0.0	0.0	0.1

Income before income taxes and income on and equity in losses of joint ventures	3.2	1.7	6.4	4.8
Income taxes	1.1	0.5	2.3	1.7
Income on and equity in losses of joint ventures	0.0	0.0	0.0	0.1

Net income	2.1%	1.2%	4.1%	3.2%

Net Sales — Three Month Comparison

	Three Months Ended
	July 28,	July 30,
(in thousands of dollars)	2012	2011	$ Change
Net sales:
Retail operations segment	$1,456,025	$1,425,590	$30,435
Construction segment	31,900	16,157	15,743
Total net sales	$1,487,925	$1,441,747	$46,178

The percent change by category in the Company’s retail operations segment sales for the three months ended July 28, 2012 compared to the three months ended July 30, 2011 as well as the percentage by segment and category to total net sales for the three months ended July 28, 2012 is as follows:

	Three Months
	% Change 2012-2011	% of Net Sales
Retail operations segment
Cosmetics	3.4%	14%
Ladies’ apparel	0.3	25
Ladies’ accessories and lingerie	7.9	15
Juniors’ and children’s apparel	(0.8)	8
Men’s apparel and accessories	0.3	17
Shoes	3.7	14
Home and furniture	(1.6)	5
		98
Construction segment	97.4	2
Total		100%

Net sales from the retail operations segment increased $30.4 million or 2% during the three months ended July 28, 2012 compared to the three months ended July 30, 2011 while sales in comparable stores increased 3% between the same periods.  Sales of ladies’ accessories and lingerie increased significantly over the prior year period, and sales of shoes and cosmetics increased moderately.  Sales of men’s apparel and accessories and ladies’ apparel were essentially flat between the periods.  Sales of juniors’ and children’s apparel decreased slightly over the prior year period, and sales of home and furniture decreased moderately.

The number of sales transactions decreased 3% for the three months ended July 28, 2012 over the comparable prior year period while the average dollars per sales transaction increased 6%.  We recorded an allowance for sales returns of $7.6 million and $8.6 million as of July 28, 2012 and July 30, 2011, respectively.

We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2012; however, there is no guarantee of improved sales performance.

During the three months ended July 28, 2012, net sales from the construction segment increased $15.7 million or 97% compared to the three months ended July 30, 2011 due to an increase in new construction projects.  We believe that we will continue to see some sales growth in the construction segment during fiscal 2012; however, there is no guarantee of improved sales performance.  The backlog of awarded construction contracts at July 28, 2012 totaled $92.7 million.

Net Sales — Six Month Comparison

	Six Months Ended
	July 28,	July 30,
(in thousands of dollars)	2012	2011	$ Change
Net sales:
Retail operations segment	$2,978,000	$2,881,100	$96,900
Construction segment	59,244	29,845	29,399
Total net sales	$3,037,244	$2,910,945	$126,299

The percent change by category in the Company’s retail operations segment sales for the six months ended July 28, 2012 compared to the six months ended July 30, 2011 as well as the percentage by segment and category to total net sales for the six months ended July 28, 2012 is as follows:

	Six Months
	% Change 2012-2011	% of Net Sales
Retail operations segment
Cosmetics	4.3%	15%
Ladies’ apparel	2.0	24
Ladies’ accessories and lingerie	7.4	14
Juniors’ and children’s apparel	0.3	8
Men’s apparel and accessories	2.8	17
Shoes	4.8	15
Home and furniture	(1.0)	5
		98
Construction segment	98.5	2
Total		100%

Net sales from the retail operations segment increased $96.9 million or 3% during the six months ended July 28, 2012 compared to the six months ended July 30, 2011 while sales in comparable stores increased 4% between the same periods.  Sales of shoes and ladies’ accessories and lingerie increased significantly over the prior year period, and sales of cosmetics, ladies’ apparel and men’s apparel and accessories increased moderately.  Sales of juniors’ and children’s apparel were essentially flat between the periods, and sales of home and furniture declined slightly.

The number of sales transactions decreased 3% for the six months ended July 28, 2012 compared to the six months ended July 30, 2011 while the average dollars per sales transaction increased 6%.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 28, 2012 was 21.9% compared to 22.1% during the six months ended July 30, 2011.

During the six months ended July 28, 2012, net sales from the construction segment increased $29.4 million or 99% compared to the six months ended July 30, 2011 due to an increase in new construction contracts.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	$ Change 2012-2011	$ Change 2012-2011
Service charges and other income:
Retail operations segment
Leased department income	$2,370	$2,424	$4,858	$4,734	$(54)	$124
Income from GE marketing and servicing alliance	26,243	24,086	51,430	45,217	2,157	6,213
Shipping and handling income	4,355	4,169	8,707	8,526	186	181
Other	4,254	3,746	8,901	6,625	508	2,276
	37,222	34,425	73,896	65,102	2,797	8,794
Construction segment	35	5	54	25	30	29
Total service charges and other income	$37,257	$34,430	$73,950	$65,127	$2,827	$8,823

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011 primarily due to decreased credit losses and increases in finance charge and late charge fee income.

Gross Profit

(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$498,717	$478,988	$19,729	4.1%
Construction segment	1,406	(764)	2,170	>100.0
Total gross profit	$500,123	$478,224	$21,899	4.6%

Six months ended
Retail operations segment	$1,089,780	$1,047,533	$42,247	4.0%
Construction segment	2,749	(136)	2,885	>100.0
Total gross profit	$1,092,529	$1,047,397	$45,132	4.3%

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Gross profit as a percentage of segment net sales:
Retail operations segment	34.3%	33.6%	36.6%	36.4%
Construction segment	4.4	(4.7)	4.6	(0.5)
Total gross profit as a percentage of net sales	33.6	33.2	36.0	36.0

Gross profit improved 40 basis points of sales during the three months ended July 28, 2012 compared to the three months ended July 30, 2011, and gross profit remained flat during the six months ended July 28, 2012 compared to the six months ended July 30, 2011.

During the three months ended July 28, 2012 compared to the three months ended July 30, 2011, gross profit from retail operations improved 70 basis points of sales as a result of decreased markdowns and increased markups.  Gross margin improved significantly in home and furniture and improved slightly in juniors’ and children’s apparel, men’s apparel and accessories and ladies’ accessories and lingerie.  Gross margin was flat in cosmetics, shoes and ladies’ apparel.

During the six months ended July 28, 2012 compared to the six months ended July 30, 2011, gross profit from retail operations improved 20 basis points of sales as a result of increased markups partially offset by increased markdowns.  Gross margin was flat in most merchandise categories with the exception of ladies’ apparel and ladies’ accessories and lingerie, both of which improved slightly.

Inventory in comparable stores was flat at July 28, 2012 compared to July 30, 2011.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $4 million for the three and six months ended July 28, 2012, respectively.

We believe that gross margin from retail operations will improve slightly during fiscal 2012; however, there is no guarantee of improved gross margin performance.

Gross profit from the construction segment increased by $2.2 million (910 basis points of sales) and $2.9 million (510 basis points of sales) during the three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011, respectively.  The improvement in both periods was due to increased revenue and improved fee percentages on new contracts as well as a $1.2 million loss that was recorded during the three months ended July 30, 2011 on an electrical contract that was completed in 2011.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$397,551	$394,780	$2,771	0.7%
Construction segment	1,237	1,257	(20)	(1.6)
Total SG&A	$398,788	$396,037	$2,751	0.7%

Six months ended
Retail operations segment	$789,600	$782,834	$6,766	0.9%
Construction segment	2,426	2,470	(44)	(1.8)
Total SG&A	$792,026	$785,304	$6,722	0.9%

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
SG&A as a percentage of segment net sales:
Retail operations segment	27.3%	27.7%	26.5%	27.2%
Construction segment	3.9	7.8	4.1	8.3
Total SG&A as a percentage of net sales	26.8	27.5	26.1	27.0

SG&A improved 70 basis points of sales during the three months ended July 28, 2012 compared to the three months ended July 30, 2011 while total SG&A dollars increased $2.8 million.  The dollar increase was most noted in services purchased ($3.6 million), payroll and payroll related taxes ($2.5 million) and insurance ($1.9 million) partially offset by decreased net advertising expenditures ($3.7 million) and utilities ($2.6 million).

SG&A improved 90 basis points of sales during the six months ended July 28, 2012 compared to the six months ended July 30, 2011 while total SG&A dollars increased $6.7 million.  The dollar increase was most noted in services purchased ($6.2 million), payroll and payroll related taxes ($5.7 million) and insurance ($5.2 million) partially offset by decreased net advertising expenditures ($9.6 million) and utilities ($4.7 million).

We believe that SG&A will improve slightly as a percentage of sales during fiscal 2012; however, there is no guarantee of improved SG&A performance.

Rentals

(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$8,629	$12,133	$(3,504)	(28.9)%
Construction segment	12	6	6	100.0
Total rentals	$8,641	$12,139	$(3,498)	(28.8)%

Six months ended
Retail operations segment	$16,880	$23,550	$(6,670)	(28.3)%
Construction segment	26	19	7	36.8
Total rentals	$16,906	$23,569	$(6,663)	(28.3)%

The decrease in rental expense for the three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011 was primarily due to a reduction in the amount of equipment leased by the Company.

We believe that rental expense will continue to decline significantly during fiscal 2012, with a current projected reduction of $14 million from fiscal 2011, primarily as a result of the expiration of certain equipment leases.

Interest and Debt Expense, Net

(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$17,708	$18,460	$(752)	(4.1)%
Construction segment	(35)	(38)	3	7.9
Total interest and debt expense, net	$17,673	$18,422	$(749)	(4.1)%

Six months ended
Retail operations segment	$35,199	$36,776	$(1,577)	(4.3)%
Construction segment	(71)	(79)	8	10.1
Total interest and debt expense, net	$35,128	$36,697	$(1,569)	(4.3)%

The decrease in net interest and debt expense for the three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011 is primarily attributable to lower average debt levels.  Total weighted average debt decreased approximately $96.4 million and $80.7 million for the three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change
Gain (loss) on disposal of assets:
Three months ended
Retail operations segment	$141	$2,363	$(2,222)
Construction segment	1	—	1
Total gain on disposal of assets	$142	$2,363	$(2,221)

Six months ended
Retail operations segment	$1,138	$2,454	$(1,316)
Construction segment	1	(63)	64
Total gain on disposal of assets	$1,139	$2,391	$(1,252)

During the six months ended July 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

During the three months ended July 30, 2011, we received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change
Asset impairment and store closing charges:
Six months ended
Retail operations segment	$—	$1,200	$(1,200)
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$1,200	$(1,200)

There were no asset impairment and store closing charges recorded during the three and six months ended July 28, 2012 and the three months ended July 30, 2011.

During the six months ended July 30, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of one property held for sale.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.8% and 28.5% for the three months ended July 28, 2012 and July 30, 2011, respectively. During the three months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  Certain federal tax credits were not extended into fiscal 2012.  During the three months ended July 30, 2011, income tax expense differed from what would be computed using the statutory federal tax rate due to the effect of state and local income taxes offset by a benefit due to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions and benefits for federal tax credits.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.8% and 34.5% for the six months ended July 28, 2012 and July 30, 2011, respectively. During the six months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by a benefit due to net decreases in unrecognized tax benefits primarily related to statute lapses.  Certain federal tax credits were not extended into fiscal 2012.  During the six months ended June 30, 2011, income tax expense differed from what would be computed using the statutory federal tax rate due to the effect of state and local income taxes offset by a benefit due to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions and benefits for federal tax credits.

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

FINANCIAL CONDITION

A summary of net cash flows for the six months ended July 28, 2012 and July 30, 2011 follows:

	Six Months Ended
(in thousands of dollars)	July 28, 2012	July 30, 2011	$ Change
Operating Activities	$152,821	$125,030	$27,791
Investing Activities	(78,857)	(33,624)	(45,233)
Financing Activities	(135,703)	(255,172)	119,469
Total Cash Provided (Used)	$(61,739)	$(163,766)	$102,027

Net cash flows from operations increased $27.8 million during the six months ended July 28, 2012 compared to the six months ended July 30, 2011.  This improvement was primarily attributable to higher net income, as adjusted for non-cash items, of $39.9 million.  This increase was partially offset by a decrease of $12.1 million related to changes in working capital items, primarily of decreases in income taxes payable partially offset by increases in trade accounts payable and accrued expenses and other liabilities.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $51.4 million and $45.2 million from GE during the six months ended July 28, 2012 and July 30, 2011, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2012 compared to fiscal 2011.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the six months ended July 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

During the six months ended July 30, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

Capital expenditures were $86.7 million and $48.7 million for the six months ended July 28, 2012 and July 30, 2011, respectively.  The current year expenditures were primarily for the remodeling of existing stores, purchase of equipment, including the buyout of certain leased equipment, and completion of the Company’s new internet fulfillment center located in Maumelle, Arkansas, which began processing merchandise during the first quarter of fiscal 2012.  This new 850,000 square foot internet fulfillment center has replaced the Company’s Nashville, Tennessee internet fulfillment center (285,000 square feet), which closed in July 2012.  During the three months ended July 28, 2012, we also closed our Hutchinson Mall location in Hutchinson, Kansas (70,000 square feet).  We have also announced the upcoming closure of our Southpark Mall location in Colonial Heights, Virginia (85,000 square feet), which is expected to close during the third quarter of fiscal 2012 with minimal closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

Capital expenditures for fiscal 2012 are expected to be approximately $140 million compared to actual expenditures of $116 million during fiscal 2011.  There are no planned store openings for fiscal 2012.

During the six months ended July 30, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

The Company had cash on hand of approximately $162.5 million as of July 28, 2012.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  During the six months ended July 28, 2012, the Company amended and extended this credit facility, which now has higher availability for the same amount of pledged inventory as the previous agreement and expires April 11, 2017.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $902.9 million at July 28, 2012.  Borrowings of $24.0 million were outstanding and letters of credit totaling $83.9 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $795 million at July 28, 2012.

During the six months ended July 28, 2012, the Company repurchased 2.5 million shares of its Class A Common Stock for $162.1 million (including the accrual of $9.0 million of share repurchases that had not settled as of July 28, 2012) at an average price of $64.21 per share under its 2012 and May 2011 Stock Plans.  During the six months ended July 30, 2011, the Company repurchased 6.4 million shares of its Class A Common Stock for $268.7 million at an average price of $41.95 per share under its 2010 and February 2011 Stock Plans.  At July 28, 2012, no authorization remained under the 2010, February 2011 and May 2011 Stock Plans, and $115.4 million of authorization remained under the 2012 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of August 29, 2012, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 29, 2012 through May 26, 2012	320,937	$65.28	320,937	$229,050,571
May 27, 2012 through June 30, 2012	1,210,003	65.33	1,210,003	150,000,182
July 1, 2012 through July 28, 2012	555,254	62.32	555,254	115,396,785
Total	2,086,194	$64.52	2,086,194	$115,396,785

During the first fiscal quarter of 2012, the Company completed the remaining authorization under the May 2011 Stock Plan.  In late February 2012, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under the 2012 Stock Plan.  Reference is made to the discussion in “Note 9. Stock Repurchase Programs” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

10.1

Second Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 13, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	August 29, 2012	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)