Form 10-Q
period 2012-10-27
DILLARDS INC
filed 2012-11-28
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 24, 2012	43,235,431
CLASS B COMMON STOCK as of November 24, 2012	4,010,929

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	October 27,	January 28,	October 29,
	2012	2012	2011
Assets
Current assets:
Cash and cash equivalents	$124,794	$224,272	$106,383
Restricted cash	—	—	24,901
Accounts receivable	30,755	28,708	20,262
Merchandise inventories	1,722,443	1,304,124	1,756,526
Other current assets	66,594	34,625	63,069

Total current assets	1,944,586	1,591,729	1,971,141

Property and equipment (net of accumulated depreciation and amortization of $2,411,756, $2,235,610 and $2,393,778)	2,345,908	2,440,266	2,476,363
Other assets	268,873	274,142	269,626

Total assets	$4,559,367	$4,306,137	$4,717,130

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,028,163	$655,653	$1,028,555
Current portion of long-term debt	260	76,789	57,219
Current portion of capital lease obligations	2,099	2,312	2,279
Other short-term borrowings	27,000	—	142,000
Federal and state income taxes including current deferred taxes	79,989	135,610	68,996

Total current liabilities	1,137,511	870,364	1,299,049

Long-term debt	614,785	614,785	634,812
Capital lease obligations	7,705	9,153	9,723
Other liabilities	247,633	245,218	206,534
Deferred income taxes	282,319	314,598	333,055
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,228	1,225	1,225
Additional paid-in capital	838,264	828,796	828,796
Accumulated other comprehensive loss	(36,280)	(39,034)	(16,597)
Retained earnings	3,274,629	3,107,344	2,968,076
Less treasury stock, at cost	(2,008,427)	(1,846,312)	(1,747,543)

Total stockholders’ equity	2,069,414	2,052,019	2,033,957

Total liabilities and stockholders’ equity	$4,559,367	$4,306,137	$4,717,130

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	$1,449,623	$1,382,612	$4,486,867	$4,293,557
Service charges and other income	36,722	35,008	110,672	100,135

	1,486,345	1,417,620	4,597,539	4,393,692

Cost of sales	919,623	881,079	2,864,338	2,744,627
Advertising, selling, administrative and general expenses	404,637	404,766	1,196,663	1,190,070
Depreciation and amortization	65,798	64,734	194,033	192,862
Rentals	7,624	11,229	24,530	34,798
Interest and debt expense, net	17,011	17,750	52,139	54,447
Gain on disposal of assets	(1,072)	(1,456)	(2,211)	(3,847)
Asset impairment and store closing charges	—	—	—	1,200

Income before income taxes and income on and equity in losses of joint ventures	72,724	39,518	268,047	179,535
Income taxes (benefit)	24,231	(188,360)	94,531	(138,640)
Income on and equity in losses of joint ventures	21	293	1,003	4,238

Net income	48,514	228,171	174,519	322,413

Retained earnings at beginning of period	3,228,474	2,742,624	3,107,344	2,653,437
Cash dividends declared	(2,359)	(2,719)	(7,234)	(7,774)

Retained earnings at end of period	$3,274,629	$2,968,076	$3,274,629	$2,968,076

Earnings per share:
Basic	$1.03	$4.38	$3.62	$5.90
Diluted	$1.01	$4.31	$3.55	$5.80

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.14

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

Net income	$48,514	$228,171	$174,519	$322,413
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $522, $237, $1,566 and $712)	918	411	2,754	1,233

Comprehensive income	$49,432	$228,582	$177,273	$323,646

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Nine Months Ended
	October 27,	October 29,
	2012	2011

Operating activities:
Net income	$174,519	$322,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	195,489	194,272
Gain on disposal of assets	(2,211)	(3,847)
Gain on repurchase of debt	—	(173)
Excess tax benefits from share-based compensation	(2,376)	(10,171)
Asset impairment and store closing charges	—	1,200
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,047)	5,688
Increase in merchandise inventories	(418,319)	(466,379)
Increase in other current assets	(31,969)	(20,531)
Decrease (increase) in other assets	9,264	(205,503)
Increase in trade accounts payable and accrued expenses and other liabilities	383,047	338,632
Decrease in income taxes payable	(85,524)	(20,048)

Net cash provided by operating activities	219,873	135,553

Investing activities:
Purchases of property and equipment	(111,910)	(80,304)
Proceeds from disposal of assets	11,978	22,966
Restricted cash	—	(24,901)
Distribution from joint venture	—	2,481

Net cash used in investing activities	(99,932)	(79,758)

Financing activities:
Purchase of treasury stock	(162,115)	(392,388)
Principal payments on long-term debt and capital lease obligations	(78,190)	(55,773)
Cash dividends paid	(7,364)	(7,533)
Increase in short-term borrowings	27,000	142,000
Issuance cost of line of credit	(5,373)	—
Proceeds from stock issuance	4,247	10,820
Excess tax benefits from share-based compensation	2,376	10,171

Net cash used in financing activities	(219,419)	(292,703)

Decrease in cash and cash equivalents	(99,478)	(236,908)
Cash and cash equivalents, beginning of period	224,272	343,291

Cash and cash equivalents, end of period	$124,794	$106,383

Non-cash transactions:
Accrued capital expenditures	$4,900	$6,796
Stock awards	2,848	2,762

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and nine months ended October 27, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 27, 2012:
Net sales from external customers	$1,424,722	$24,901	$1,449,623
Gross profit	528,971	1,029	530,000
Depreciation and amortization	65,742	56	65,798
Interest and debt expense (income), net	17,042	(31)	17,011
Income (loss) before income taxes and income on and equity in losses of joint ventures	72,760	(36)	72,724
Income on and equity in losses of joint ventures	21	—	21
Total assets	4,514,849	44,518	4,559,367

Three Months Ended October 29, 2011:
Net sales from external customers	$1,366,362	$16,250	$1,382,612
Gross profit	501,058	475	501,533
Depreciation and amortization	64,689	45	64,734
Interest and debt expense (income), net	17,791	(41)	17,750
Income (loss) before income taxes and income on and equity in losses of joint ventures	40,041	(523)	39,518
Income on and equity in losses of joint ventures	293	—	293
Total assets	4,686,248	30,882	4,717,130

Nine Months Ended October 27, 2012:
Net sales from external customers	$4,402,721	$84,146	$4,486,867
Gross profit	1,618,751	3,778	1,622,529
Depreciation and amortization	193,881	152	194,033
Interest and debt expense (income), net	52,241	(102)	52,139
Income before income taxes and income on and equity in losses of joint ventures	267,756	291	268,047
Income on and equity in losses of joint ventures	1,003	—	1,003
Total assets	4,514,849	44,518	4,559,367

Nine Months Ended October 29, 2011:
Net sales from external customers	$4,247,462	$46,095	$4,293,557
Gross profit	1,548,591	339	1,548,930
Depreciation and amortization	192,726	136	192,862
Interest and debt expense (income), net	54,567	(120)	54,447
Income (loss) before income taxes and income on and equity in losses of joint ventures	182,733	(3,198)	179,535
Income on and equity in losses of joint ventures	4,238	—	4,238
Total assets	4,686,248	30,882	4,717,130

Intersegment construction revenues of $10.5 million and $28.3 million for the three and nine months ended October 27, 2012, respectively, and intersegment construction revenues of $10.8 million and $25.8 million for the three and nine months ended October 29, 2011, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  There were no stock options granted during the three and nine months ended October 27, 2012 and October 29, 2011.

Stock option transactions for the three months ended October 27, 2012 are summarized as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding, beginning of period	2,100,000	$25.74
Granted	—	—
Exercised	(20,000)	25.74
Expired	—	—
Outstanding, end of period	2,080,000	$25.74
Options exercisable at period end	2,080,000	$25.74

During the three months ended October 27, 2012 and October 29, 2011, the intrinsic value of stock options exercised was $1.0 million and $0.6 million, respectively.  At October 27, 2012, the intrinsic value of outstanding and exercisable stock options was $103.9 million.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing costs recorded during the three and nine months ended October 27, 2012 and the three months ended October 29, 2011.

During the nine months ended October 29, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of a property held for sale.

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended October 27, 2012:

(in thousands)	Balance Beginning of Period	Adjustments and Charges*	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$738	$833	$922	$649

*included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Basic:
Net income	$48,514	$228,171	$174,519	$322,413
Weighted average shares of common stock outstanding	47,127	52,107	48,265	54,611

Basic earnings per share	$1.03	$4.38	$3.62	$5.90

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Diluted:
Net income	$48,514	$228,171	$174,519	$322,413

Weighted average shares of common stock outstanding	47,127	52,107	48,265	54,611
Dilutive effect of stock-based compensation	978	843	951	963
Total weighted average equivalent shares	48,105	52,950	49,216	55,574

Diluted earnings per share	$1.01	$4.31	$3.55	$5.80

Total stock options outstanding were 2,080,000 and 2,245,000 at October 27, 2012 and October 29, 2011, respectively.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At October 27, 2012, letters of credit totaling $61.9 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $1.2 million and $3.3 million during the three and nine months ended October 27, 2012, respectively.  The Company expects to make a contribution to the Pension Plan of approximately $1.1 million for the remainder of fiscal 2012.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Components of net periodic benefit costs:
Service cost	$817	$831	$2,450	$2,494
Interest cost	1,823	1,800	5,470	5,400
Net actuarial loss	1,283	492	3,849	1,475
Amortization of prior service cost	157	157	470	470
Net periodic benefit costs	$4,080	$3,280	$12,239	$9,839

Note 8.  Revolving Credit Agreement

At October 27, 2012, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires April 11, 2017.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.71% at October 27, 2012) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at October 27, 2012.  Borrowings of $27.0 million were outstanding and letters of credit totaling $61.9 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $911 million at October 27, 2012.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Program

2012 Stock Plan

In February 2012, the Company’s Board of Directors authorized the Company to repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“2012 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  The 2012 Stock Plan has no expiration date.  During the nine months ended October 27, 2012, the Company repurchased 2.1 million shares for $134.6 million at an average price of $64.52 per share.  At October 27, 2012, $115.4 million of authorization remained under the 2012 Stock Plan.

May 2011 Stock Plan

In May 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended plan (“May 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the three months ended October 29, 2011, the Company repurchased 2.9 million shares for $123.7 million at an average price of $42.40 per share.  During the nine months ended October 27, 2012, the Company repurchased 439 thousand shares for $27.5 million at an average price of $62.71 per share, which completed the authorization under the May 2011 Stock Plan.

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

Note 10.    Income Taxes

During the three months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by a tax benefit recognized for an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year.  Certain federal tax credits were not extended into fiscal 2012 which negatively impacted the effective tax rate.  During the three months ended October 29, 2011, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for: (i) the reversal of a valuation allowance of approximately $201.6 million related to a capital loss carryforward, (ii) federal tax credits, and (iii) net decreases in unrecognized tax benefits, interest and penalties.

During the nine months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for: (i) an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year and (ii) net decreases in unrecognized tax benefits primarily related to statute lapses.  Certain federal tax credits were not extended into fiscal 2012 which negatively impacted the effective tax rate.  During the nine months ended October 29, 2011, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for: (i) the reversal of a valuation allowance of approximately $201.6 million related to a capital loss carryforward, (ii) federal tax credits, (iii) net decreases in unrecognized tax benefits, interest and penalties, and (iv) decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.

Note 11.  Income on Joint Venture

During the nine months ended October 29, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

Note 12.  Gain on Disposal of Assets

During the three months ended October 27, 2012, the Company received proceeds of $4.1 million from the sales of two former retail stores:  one location was in Charlotte, North Carolina and was held for sale and the other location was in Colonial Heights, Virginia, which was closed during the period.  The sales resulted in a net gain of $1.1 million that was recorded in gain on disposal of assets.

Additionally, during the nine months ended October 27, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million that was recorded in gain on disposal of assets.

During the three months ended October 29, 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations, resulting in gains totaling $1.3 million that were recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and other short-term borrowings approximates their carrying values at October 27, 2012 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 27, 2012 was approximately $657 million.  The carrying value of the Company’s long-term debt at October 27, 2012 was $615 million.  The fair value of the Company’s subordinated debentures at October 27, 2012 was approximately $208 million.  The carrying value of the Company’s subordinated debentures at October 27, 2012 was $200 million.

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

•                        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for sale
As of October 27, 2012	$11,889	$—	$—	$11,889
As of January 28, 2012	17,348	—	—	17,348

As of October 29, 2011	$17,348	$—	$—	$17,348
As of January 29, 2011	27,548	—	—	27,548

During the nine months ended October 27, 2012, the Company sold three former retail store locations that were held for sale with carrying values totaling $5.5 million.

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

Note 16.  Subsequent Event

On November 26, 2012, the Company announced that its Board of Directors declared a special, one-time cash dividend of $5.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on December 21, 2012 to shareholders of record as of December 7, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2012.

EXECUTIVE OVERVIEW

Increased sales continued to headline our quarterly operating performance as comparable store sales were up for our ninth consecutive quarter.  Gross margin from retail operations also showed improvement while operating spending was down.  Net income for the quarter was $48.5 million, or $1.01 per share, and operating cash flow for the first nine months of the year improved 62.2% over the same prior year period.

Included in net income for the quarter ended October 27, 2012 are:

•                  a $1.1 million pretax gain ($0.7 million after tax or $0.01 per share) related to the sale of two former retail store locations and

•                  a $1.7 million tax benefit ($0.04 per share) due to a reversal of a valuation allowance related to a deferred tax asset consisting of a capital loss carryforward.

Included in net income of $228.2 million ($4.31 per share) for the quarter ended October 29, 2011 are:

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

Highlights of the quarter ended October 27, 2012 included:

•                  a 5% increase in comparable store sales,

•                  gross margin from retail operations improvement of 40 basis points of sales,

•                  advertising, selling, administrative and general expenses improvement of 140 basis points of sales,

•                  net income of $48.5 million, or $1.01 per share, and

•                  cash flow from operations improvement of $84.3 million for the nine months ended October 27, 2012, a 62.2% increase over the comparable prior year period.

As of October 27, 2012, we had working capital of $807.1 million, cash and cash equivalents of $124.8 million and $842.0 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $219.9 million for the nine months ended October 27, 2012.  We operated 302 total stores, including 18 clearance centers, and one internet store as of October 27, 2012, a decrease of two stores from the comparable period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended*
	October 27, 2012	October 29, 2011
Net sales (in millions)	$1,449.6	$1,382.6
Net sales trend	5%	3%
Gross profit (in millions)	$530.0	$501.5
Gross profit as a percentage of net sales	36.6%	36.3%
Cash flow from operations (in millions)	$219.9	$135.6
Total retail store count at end of period	302	304
Retail sales per square foot	$27	$26
Retail store sales trend	4%	4%
Comparable retail store sales trend	5%	5%
Comparable retail store inventory trend	(1)%	4%
Retail merchandise inventory turnover	2.5	2.4

*Cash flow from operations data is for the nine months ended October 27, 2012 and October 29, 2011.

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income, relating to the Company’s unsecured notes, mortgage note, term note, subordinated debentures and borrowings under the Company’s credit facility.  Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on capital lease obligations.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.6	2.5	2.3
	102.5	102.6	102.5	102.3
Cost of sales	63.4	63.7	63.8	63.9
Advertising, selling, administrative and general expenses	27.9	29.3	26.7	27.7
Depreciation and amortization	4.5	4.7	4.3	4.5
Rentals	0.5	0.8	0.5	0.8
Interest and debt expense, net	1.2	1.3	1.2	1.3
Gain on disposal of assets	0.0	(0.1)	0.0	(0.1)
Asset impairment and store closing charges	0.0	0.0	0.0	0.0
Income before income taxes and income on and equity in losses of joint ventures	5.0	2.9	6.0	4.2
Income taxes (benefit)	1.7	(13.6)	2.1	(3.2)
Income on and equity in losses of joint ventures	0.0	0.0	0.0	0.1
Net income	3.3%	16.5%	3.9%	7.5%

Net Sales — Three Month Comparison

	Three Months Ended
	October 27,	October 29,
(in thousands of dollars)	2012	2011	$ Change
Net sales:
Retail operations segment	$1,424,722	$1,366,362	$58,360
Construction segment	24,901	16,250	8,651
Total net sales	$1,449,623	$1,382,612	$67,011

The percent change by category in the Company’s retail operations segment sales for the three months ended October 27, 2012 compared to the three months ended October 29, 2011 as well as the percentage by segment and category to total net sales for the three months ended October 27, 2012 is as follows:

	Three Months
	% Change 2012-2011	% of Net Sales
Retail operations segment
Cosmetics	2.7%	15%
Ladies’ apparel	2.1	22
Ladies’ accessories and lingerie	7.3	13
Juniors’ and children’s apparel	5.3	9
Men’s apparel and accessories	8.1	17
Shoes	5.4	17
Home and furniture	(6.1)	5
		98
Construction segment	53.2	2
Total		100%

Net sales from the retail operations segment increased 4% during the three months ended October 27, 2012 compared to the three months ended October 29, 2011 while sales in comparable stores increased 5% between the same periods.  Sales of men’s apparel and accessories, ladies’ accessories and lingerie, shoes and juniors’ and children’s apparel increased significantly over the prior year period while sales of ladies’ apparel and cosmetics increased moderately.  Home and furniture sales decreased significantly between the periods.

The number of sales transactions increased 1% for the three months ended October 27, 2012 over the comparable prior year period while the average dollars per sales transaction increased 4%.  We recorded an allowance for sales returns of $7.0 million and $7.7 million as of October 27, 2012 and October 29, 2011, respectively.

We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2012; however, there is no guarantee of improved sales performance.

Net sales from the construction segment increased $8.7 million or 53% during the three months ended October 27, 2012 compared to the three months ended October 29, 2011 due to an increase in new construction projects.  We believe that we will continue to see some sales growth in the construction segment during fiscal 2012; however, there is no guarantee of improved sales performance.  The backlog of awarded construction contracts at October 27, 2012 totaled $184.7 million.

Net Sales — Nine Month Comparison

	Nine Months Ended
	October 27,	October 29,
(in thousands of dollars)	2012	2011	$ Change
Net sales:
Retail operations segment	$4,402,721	$4,247,462	$155,259
Construction segment	84,146	46,095	38,051
Total net sales	$4,486,867	$4,293,557	$193,310

The percent change by category in the Company’s retail operations segment sales for the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011 as well as the percentage by segment and category to total net sales for the nine months ended October 27, 2012 is as follows:

	Nine Months
	% Change 2012-2011	% of Net Sales
Retail operations segment
Cosmetics	3.8%	15%
Ladies’ apparel	2.0	23
Ladies’ accessories and lingerie	7.3	14
Juniors’ and children’s apparel	2.0	9
Men’s apparel and accessories	4.4	17
Shoes	5.0	15
Home and furniture	(2.8)	5
		98
Construction segment	82.5	2
Total		100%

Net sales from the retail operations segment increased 4% in both total and comparable stores during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011.  Sales of shoes and ladies’ accessories and lingerie increased significantly over the prior year period while sales of cosmetics, men’s apparel and accessories, juniors’ and children’s apparel and ladies’ apparel increased moderately.  Home and furniture sales decreased moderately between the periods.

The number of sales transactions decreased 2% for the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011 while the average dollars per sales transaction increased 5%.

Net sales from the construction segment increased $38.1 million or 83% during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011 due to an increase in new construction contracts.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	$ Change 2012-2011	$ Change 2012-2011
Service charges and other income:
Retail operations segment
Leased department income	$2,358	$2,372	$7,216	$7,106	$(14)	$110
Income from GE marketing and servicing alliance	27,301	25,297	78,731	70,515	2,004	8,216
Shipping and handling income	3,965	4,012	12,671	12,538	(47)	133
Other	3,094	3,197	11,996	9,820	(103)	2,176
	36,718	34,878	110,614	99,979	1,840	10,635
Construction segment	4	130	58	156	(126)	(98)
Total	$36,722	$35,008	$110,672	$100,135	$1,714	$10,537

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the three and nine months ended October 27, 2012 compared to the three and nine months ended October 29, 2011 primarily due to increases in finance charge and late charge fee income and decreased credit losses.

Gross Profit

(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$528,971	$501,058	$27,913	5.6%
Construction segment	1,029	475	554	116.6
Total gross profit	$530,000	$501,533	$28,467	5.7%

Nine months ended
Retail operations segment	$1,618,751	$1,548,591	$70,160	4.5%
Construction segment	3,778	339	3,439	1,014.5
Total gross profit	$1,622,529	$1,548,930	$73,599	4.8%

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gross profit as a percentage of segment net sales:
Retail operations segment	37.1%	36.7%	36.8%	36.5%
Construction segment	4.1	2.9	4.5	0.7
Total gross profit as a percentage of net sales	36.6	36.3	36.2	36.1

Gross profit improved 30 basis points of sales and 10 basis points of sales during the three and nine months ended October 27, 2012 compared to the three and nine months ended October 29, 2011, respectively.

During the three months ended October 27, 2012 compared to the three months ended October 29, 2011, gross profit from retail operations improved 40 basis points of sales primarily as a result of decreased markdowns.  Gross margin improved moderately in men’s apparel and accessories and ladies’ accessories and lingerie.  Gross margin was essentially flat in most other product categories with the exception of home and furniture which experienced a significant decline.

During the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011, gross profit from retail operations improved 30 basis points of sales as a result of increased markups.  Gross margin increased slightly in ladies’ accessories and lingerie.  Gross margin was essentially flat in most other product categories with the exception of home and furniture which experienced a moderate decline.

Inventory decreased 1% in comparable stores as of October 27, 2012 compared to October 29, 2011.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $6 million for the three and nine months ended October 27, 2012, respectively.

We believe that gross margin from retail operations will improve slightly during fiscal 2012; however, there is no guarantee of improved gross margin performance.

Gross profit from the construction segment improved by $0.6 million (120 basis points of sales) and $3.4 million (380 basis points of sales) during the three and nine months ended October 27, 2012 compared to the three and nine months ended October 29, 2011, respectively.  The improvement in both periods was due to increased revenue and improved fee percentages on new contracts.  The nine-month improvement was also attributable to a $1.2 million loss that was recorded during the first quarter of fiscal 2011 on an electrical contract that was completed in 2011.

Advertising, Selling, Administrative and General Expenses (“SG&A”)

(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$403,605	$403,658	$(53)	0.0%
Construction segment	1,032	1,108	(76)	(6.9)
Total SG&A	$404,637	$404,766	$(129)	0.0%

Nine months ended
Retail operations segment	$1,193,205	$1,186,492	$6,713	0.6%
Construction segment	3,458	3,578	(120)	(3.4)
Total SG&A	$1,196,663	$1,190,070	$6,593	0.6%

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
SG&A as a percentage of segment net sales:
Retail operations segment	28.3%	29.5%	27.1%	27.9%
Construction segment	4.1	6.8	4.1	7.8
Total SG&A as a percentage of net sales	27.9	29.3	26.7	27.7

SG&A improved 140 basis points of sales during the three months ended October 27, 2012 compared to the three months ended October 29, 2011.  The improvement was most noted in advertising ($6.1 million) and utilities ($1.5 million) mostly offset by increases in payroll and payroll related taxes ($4.6 million) and services purchased ($2.2 million).

SG&A improved 100 basis points of sales during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011 while total SG&A dollars increased $6.6 million.  The dollar increase was most noted in payroll and payroll related taxes ($10.3 million), services purchased ($8.4 million) and insurance ($5.3 million) partially offset by savings in advertising ($15.4 million) and utilities ($6.2 million).

We believe that SG&A for fiscal 2012 will improve slightly as a percentage of sales compared to fiscal 2011; however, there is no guarantee of improved SG&A performance.

Rentals

(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$7,611	$11,213	$(3,602)	(32.1)%
Construction segment	13	16	(3)	(18.8)
Total rentals	$7,624	$11,229	$(3,605)	(32.1)%

Nine months ended
Retail operations segment	$24,492	$34,763	$(10,271)	(29.5)%
Construction segment	38	35	3	8.6
Total rentals	$24,530	$34,798	$(10,268)	(29.5)%

The decrease in rental expense for the three and nine months ended October 27, 2012 compared to the three and nine months ended October 29, 2011 was primarily due to a reduction in the amount of equipment leased by the Company.

We believe that rental expense for fiscal 2012 will be significantly less than fiscal 2011, with a current projected reduction of $14 million from fiscal 2011, primarily as a result of the expiration of certain equipment leases.

Interest and Debt Expense, Net

(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$17,042	$17,791	$(749)	(4.2)%
Construction segment	(31)	(41)	10	24.4
Total interest and debt expense, net	$17,011	$17,750	$(739)	(4.2)%

Nine months ended
Retail operations segment	$52,241	$54,567	$(2,326)	(4.3)%
Construction segment	(102)	(120)	18	15.0
Total interest and debt expense, net	$52,139	$54,447	$(2,308)	(4.2)%

The decrease in net interest and debt expense for the three months ended October 27, 2012 is primarily attributable to lower average debt levels.  Total weighted average debt decreased approximately $122.1 million during the three months ended October 27, 2012 compared to the three months ended October 29, 2011.

The decrease in net interest and debt expense for the nine months ended October 27, 2012 is primarily attributable to lower average debt levels partially offset by increased credit facility fees and lower investment income.  Total weighted average debt decreased approximately $94.5 million during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011.

Gain on Disposal of Assets

(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change
Gain (loss) on disposal of assets:
Three months ended
Retail operations segment	$1,071	$1,456	$(385)
Construction segment	1	—	1
Total gain on disposal of assets	$1,072	$1,456	$(384)

Nine months ended
Retail operations segment	$2,210	$3,911	$(1,701)
Construction segment	1	(64)	65
Total gain on disposal of assets	$2,211	$3,847	$(1,636)

During the three months ended October 27, 2012, the Company received proceeds of $4.1 million from the sales of two former retail stores:  one location was in Charlotte, North Carolina and was held for sale and the other location was in Colonial Heights, Virginia, which was closed during the period.  The sales resulted in a net gain of $1.1 million that was recorded in gain on disposal of assets.

Additionally, during the nine months ended October 27, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million that was recorded in gain on disposal of assets.

During the three months ended October 29, 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations, resulting in gains totaling $1.3 million that were recorded in gain on disposal of assets.

Additionally, during the nine months ended October 29, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change
Asset impairment and store closing charges:
Nine months ended
Retail operations segment	$—	$1,200	$(1,200)
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$1,200	$(1,200)

There were no asset impairment and store closing costs recorded during the three and nine months ended October 27, 2012 and the three months ended October 29, 2011.

During the nine months ended October 29, 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs.  The charge was for the write-down of a property held for sale.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 33.3% and (473.1)% for the three months ended October 27, 2012 and October 29, 2011, respectively.  During the three months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by a tax benefit recognized for an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year.  Certain federal tax credits were not extended into fiscal 2012 which negatively impacted the effective tax rate.  During the three months ended October 29, 2011, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for: (i) the reversal of a valuation allowance of approximately $201.6 million related to a capital loss carryforward, (ii) federal tax credits, and (iii) net decreases in unrecognized tax benefits, interest and penalties.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.1% and (75.4)% for the nine months ended October 27, 2012 and October 29, 2011, respectively.  During the nine months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for: (i) an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year and (ii) net decreases in unrecognized tax benefits primarily related to statute lapses.  Certain federal tax credits were not extended into fiscal 2012 which negatively impacted the effective tax rate.  During the nine months ended October 29, 2011, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for: (i) the reversal of a valuation allowance of approximately $201.6 million related to a capital loss carryforward, (ii) federal tax credits, (iii) net decreases in unrecognized tax benefits, interest and penalties, and (iv) decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions.

The Company’s effective tax rate for fiscal 2012 is expected to approximate 36%. This rate may change if results of operations for fiscal 2012 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

Income on Joint Venture

During the nine months ended October 29, 2011, the Company’s retail operations segment received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 27, 2012 and October 29, 2011 follows:

	Nine Months Ended
(in thousands of dollars)	October 27, 2012	October 29, 2011	$ Change
Operating Activities	$219,873	$135,553	$84,320
Investing Activities	(99,932)	(79,758)	(20,174)
Financing Activities	(219,419)	(292,703)	73,284
Total Cash Provided (Used)	$(99,478)	$(236,908)	$137,430

Net cash flows from operations increased $84.3 million during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011.  This improvement was primarily attributable to higher net income, as adjusted for non-cash items, of $70.4 million for the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011.  This improvement was also attributable to an increase of $13.9 million related to changes in working capital items, primarily of slower seasonal buildup of inventory and increases in trade accounts payable and accrued expenses and other liabilities partially offset by decreases in income taxes payable.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $78.7 million and $70.5 million from GE during the nine months ended October 27, 2012 and October 29, 2011, respectively.  While future cash flows under this Alliance are difficult to predict and are not guaranteed, the Company expects income from the Alliance to improve moderately during fiscal 2012 compared to fiscal 2011.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the nine months ended October 27, 2012, the Company received proceeds of $11.9 million from the sales of four former retail stores and one building that was formerly a portion of a currently operating retail location.  Three of the stores were held for sale and were located in Cincinnati, Ohio; Antioch, Tennessee and Charlotte, North Carolina.  The remaining store was located in Colonial Heights, Virginia and was closed during the period.  The sales resulted in a net gain of $2.0 million that was recorded in gain on disposal of assets.

During the nine months ended October 29, 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations, resulting in gains totaling $1.3 million that were recorded in gain on disposal of assets.  Additionally, during the nine months ended October 29, 2011, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

Capital expenditures were $111.9 million and $80.3 million for the nine months ended October 27, 2012 and October 29, 2011, respectively.  The current year expenditures were primarily for the remodeling of existing stores, purchase of equipment, including the buyout of certain leased equipment, and completion of the Company’s new internet fulfillment center located in Maumelle, Arkansas, which began processing merchandise during the first quarter of fiscal 2012.  This new 850,000 square foot internet fulfillment center has replaced the Company’s Nashville, Tennessee internet fulfillment center (285,000 square feet), which closed in July 2012.  During the nine months ended October 27, 2012, we also closed our Hutchinson Mall location in Hutchinson, Kansas (70,000 square feet) and our Southpark Mall location in Colonial Heights, Virginia (85,000 square feet).  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

Capital expenditures for fiscal 2012 are expected to be approximately $145 million compared to actual expenditures of $116 million during fiscal 2011.  There are no planned new store openings for fiscal 2012.

During the three months ended October 29, 2011, our wholly-owned captive insurance subsidiary entered into an agreement in which $24.9 million was placed into a trust for the benefit of a third party insurance provider.  The purpose of the trust (and additional standby letters of credit of $24.9 million) was to collateralize a third party insurer for workers’ compensation and general liability obligations under casualty insurance programs for policy years through fiscal 2011.  The cash in the trust was recorded as restricted cash.

During the nine months ended October 29, 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on and equity in losses of joint ventures.

During the nine months ended October 27, 2012, the Company repurchased 2.5 million shares of its Class A Common Stock for $162.1 million at an average price of $64.21 per share under its 2012 and May 2011 Stock Plans.  During the nine months ended October 29, 2011, the Company repurchased 9.3 million shares of Class A Common Stock for $392.4 million at an average price of $42.09 per share under its 2010, February 2011 and May 2011 Stock Plans.  At October 27, 2012, no authorization remained under the 2010, February 2011 and May 2011 Stock Plans, and $115.4 million of authorization remained under the 2012 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

During the nine months ended October 27, 2012, the Company made principal payments on long-term debt and capital lease obligations of $78.2 million at their normal maturities.  During the nine months ended October 29, 2011, the Company made principal payments on long-term debt and capital lease obligations of $55.8 million, including the repurchase of $5.7 million face amount of 6.625% notes with an original maturity on January 15, 2018.  This repurchase resulted in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.

The Company had cash on hand of $124.8 million as of October 27, 2012.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company has a $1.0 billion credit facility.  During the nine months ended October 27, 2012, the Company amended and extended this credit facility, which now has higher availability for the same amount of pledged inventory as the previous agreement and expires April 11, 2017.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at October 27, 2012.  Borrowings of $27.0 million and $142.0 million were outstanding as of October 27, 2012 and October 29, 2011, respectively.  Letters of credit totaling $61.9 million were issued under this credit agreement as of October 27, 2012 leaving unutilized availability under the facility of approximately $911 million at October 27, 2012.

During fiscal 2012, the Company expects to finance its capital expenditures and its working capital requirements, including required debt repayments and stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  During fiscal 2012, the Company expects peak borrowings to not exceed $125 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

On November 26, 2012, the Company announced that its Board of Directors declared a special, one-time cash dividend of $5.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on December 21, 2012 to shareholders of record as of December 7, 2012. The Company expects to fund the dividend from cash flows from normal operations.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of the date of filing of this quarterly report, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

DILLARD’S, INC.
(Registrant)

Date:	November 28, 2012	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)