Form 10-K
period 2013-02-02
DILLARDS INC
filed 2013-03-28
CIK 28917

Use these links to rapidly review the document

INDEX OF FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2012: $2,535,051,889.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 2, 2013:

CLASS A COMMON STOCK, $0.01 par value	43,285,017
CLASS B COMMON STOCK, $0.01 par value	4,010,929

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2013 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

        Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 2, 2013, we operated 302 Dillard's stores, including 18 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC and CDI Contractors, Inc. ("CDI"), whose business includes constructing and remodeling stores for the Company.

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel	22	23	23
Ladies' accessories and lingerie	15	14	14
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	15
Home and furniture	5	6	6

	98	99	98
Construction segment	2	1	2

Total	100%	100%	100%

        Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 of "Notes to Consolidated Financial Statements" in Item 8 hereof.

        We operate retail department stores in 29 states, primarily in the southwest, southeast and midwest regions of the United States. Most of our stores are located in suburban shopping malls and open-air centers. Customers may also purchase our merchandise on-line at our website, www.dillards.com, which features on-line gift registries and a variety of other services.

        Our retail merchandise business is conducted under highly competitive conditions. Although we are a large regional department store, we have numerous competitors at the national and local level that compete with our individual stores, including specialty, off-price, discount and Internet retailers. Competition is characterized by many factors including location, reputation, merchandise assortment, advertising, price, quality, operating efficiency, service and credit availability. We believe that our stores are in a strong competitive position with regard to each of these factors. Other retailers may compete for customers on some or all of these factors, or on other factors, and may be perceived by some potential customers as being better aligned with their particular preferences.

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

        We have made a significant investment in our trademark and license portfolio, in terms of design function, advertising, quality control and quick response to market trends in a quality manufacturing environment. Dillard's trademark registrations are maintained for as long as Dillard's holds the exclusive right to use the trademarks on the listed products.

        Our merchandising, sales promotion and store operating support functions are conducted primarily at our corporate headquarters. Our back office sales support functions, such as accounting, product development, store planning and information technology, are also centralized.

        We have developed a knowledge of each of our trade areas and customer bases for our stores. This knowledge is enhanced through regular store visits by senior management and merchandising personnel and through the use of on-line merchandise information and is supported by our regional merchandising offices. We will continue to use existing technology and research to edit merchandise assortments by store to meet the specific preference, taste and size requirements of each local operating area.

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

        As of February 2, 2013, we employed approximately 38,000 full-time and part-time associates, of which approximately 27% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.

        We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers and consider our relationships to be strong and mutually beneficial.

        Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2012 ended on February 2, 2013 and included 53 weeks, and fiscal years 2011 and 2010 ended on January 28, 2012 and January 29, 2011, respectively, and each included 52 weeks.

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

        We have adopted a Code of Conduct and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Code of Conduct, Corporate Governance Guidelines, Social Accountability Policy, our most recent Social Accountability Report and committee charters for the Audit Committee of the Board of Directors and the Stock Option and Executive Compensation Committee.

        Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.    RISK FACTORS.

        The risks described in this Item 1A, Risk Factors, of this Annual Report on Form 10-K for the year ended February 2, 2013, could materially and adversely affect our business, financial condition and results of operations.

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

The retail merchandise business is highly competitive, and that competition could lower our revenues, margins and market share.

        We conduct our retail merchandise business under highly competitive conditions. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, operating efficiency, price, quality, customer service and credit availability. We have numerous competitors nationally, locally and on the Internet, including conventional department stores, specialty retailers, off-price and discount stores, boutiques, mass merchants, Internet and mail-order retailers. Although we are a large regional department store, some of our competitors are larger than us with greater financial resources and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Additionally, we compete in certain markets with a substantial number of retailers that specialize in one or more types of merchandise that we sell. In recent years, competition has intensified as a result of reduced discretionary consumer spending, increased promotional activity, deep price discounting, and few barriers to entry. Also, online retail shopping is rapidly evolving and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We anticipate that intense competition will continue from both existing competitors and new entrants. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, financial and political conditions, and the resulting impact on consumer confidence and consumer spending, could have an adverse effect on our business and results of operations.

        The retail merchandise business is highly sensitive to changes in overall economic and political conditions that impact consumer confidence and spending. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Consumer purchases of discretionary items and other retail products generally decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic, as a result of, among other things, higher gasoline prices, could also have an adverse effect on our results of operations.

        In 2008 and 2009, the combination of these factors caused consumer spending in the U.S. to deteriorate significantly. While consumer spending began to improve in 2010 and continued to improve in 2011 and 2012, these factors may cause levels of spending to remain depressed relative to historical levels for the foreseeable future. In addition, these factors may cause consumers to purchase products from lower-priced competitors or to defer purchases of discretionary items altogether.

        The ongoing global economic instability continues to cause a great deal of uncertainty domestically and abroad. Additional uncertainty has resulted from the ongoing debate in the United States regarding budgetary concerns, including the U.S. debt. This market uncertainty will likely continue to result in reduced consumer confidence and spending, which could have an adverse effect on our results of operations.

Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors.

        Our sales and operating results depend in part on our ability to effectively predict and quickly respond to changes in fashion trends and customer preferences. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences at competitive prices. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing fashion trends and customer preferences. If we are unable to successfully predict or respond to changing styles or preferences, we may be faced with lower sales, increased inventories, additional markdowns or promotional sales to dispose of excess or slow-moving inventory, and lower gross margins, all of which would have an adverse effect on our business, financial condition, and results of operations. Additionally, failure to respond rapidly to changing trends could impact our reputation with customers and diminish brand and customer loyalty.

Our failure to protect our reputation could have an adverse effect on our business.

        We offer our customers quality products at competitive prices and a high level of customer service, resulting in a well-recognized brand and customer loyalty. Any significant damage to our brand or reputation could negatively impact sales, diminish customer trust and generate negative sentiment, any of which would harm our business and results of operation.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.

        We have experienced and may continue to experience increases in our merchandise, raw materials, fuel and labor costs. Fluctuations in the price and availability of fuel, labor and raw materials, combined with the inability to mitigate or to pass cost increases on to our customers or to change our merchandise mix as a result of such cost increases, could have an adverse impact on our profitability. Attempts to pass such costs along to our customers, however, might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs.

Third party suppliers on whom we rely to obtain materials and provide production facilities may experience financial difficulties due to current and future economic and political conditions.

        Our suppliers may experience financial difficulties due to a downturn in the industry or in other macroeconomic environments. Our suppliers' cash and working capital needs can be adversely impacted by the increased cost and lower availability of merchandise, raw materials, fuel and labor. Current and future economic conditions may prevent our suppliers from obtaining financing on favorable terms, which could impact their ability to supply us with merchandise on a timely basis. Similarly, political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact our results of operations.

An increase in the cost or a disruption in the flow of our imported goods could decrease our sales and profits.

        We source many of our products from vendors in countries outside of the United States. Any disruption in the flow of imported merchandise, including strikes at ports at home or abroad, or an increase in the cost of those goods may harm our business and decrease our profitability.

        All of our suppliers must comply with our supplier compliance programs and applicable laws, including consumer and product safety laws, but we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse effect on our business. Additionally, although we diversify our sourcing and production by country, the failure of any supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, could impact our ability to flow merchandise to our stores or directly to consumers in the right quantities at the right time, which could adversely affect our profitability and could result in damage to our reputation and translate into sales losses.

A decrease in cash flows from our operations and constraints to accessing other financing sources could limit our ability to fund our operations, capital projects, interest and debt repayments, stock repurchases and dividends.

        Our business depends upon our operations to generate strong cash flow and to some extent upon the availability of financing sources to supply capital to fund our general operating activities, capital projects, interest and debt repayments, stock repurchases and dividends. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms when needed could adversely affect our financial performance including our earnings per share.

Reductions in the income and cash flow from our long-term marketing and servicing alliance related to our proprietary credit cards could impact operating results and cash flows.

        GE owns and manages our proprietary credit cards under the Alliance. The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The income and cash flow that the Company receives from the Alliance is dependent upon a number of factors including the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts, GE's ability to extend credit to our customers as well as GE's funding costs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from the Alliance decreases, our operating results and cash flows could be adversely affected.

        The Alliance expires in fiscal 2014. If, when the Alliance expires, GE is unable or unwilling to renew and continue owning and managing our proprietary credit cards on similar terms and conditions as exist today or we are unable to quickly and adequately contract with a comparable replacement vendor, then our operating results and cash flows could be adversely affected due to a decrease in credit card sales to our cardholding customers and a loss of revenues attributable to payments from GE. In addition, if our agreement with GE is terminated prior to 2014 under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, holders of our proprietary credit card will be unable to use their cards. This would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from GE and customer dissatisfaction, any or all of which could have an adverse effect on our business and results of operations.

        Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider. GE may be subject to regulations that may adversely impact its operation of our proprietary credit card. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with our proprietary credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact our ability to facilitate consumer credit or increase the cost of credit to our cardholders.

Our business is seasonal, and fluctuations in our revenues during the last quarter of our fiscal year can have a disproportionate effect on our results of operations.

        Our business, like many other retailers, is subject to seasonal influences, with a significant portion of sales and income typically realized during the last quarter of our fiscal year due to the holiday season. Our fiscal fourth-quarter results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions, and any such fluctuation could have a disproportionate effect on our results of operations for the entire fiscal year. Because of the seasonality of our business, our operating results vary considerably from quarter to quarter, and results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

A shutdown of, or disruption in, any of the Company's distribution or fulfillment centers would have an adverse effect on the Company's business and operations.

        Our business depends on the orderly operation of the process of receiving and distributing merchandise, which relies on adherence to shipping schedules and effective management of distribution centers. Although we believe that our receiving and distribution process is efficient and that we have appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, or other catastrophic events, labor disagreements, or other shipping problems may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers.

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all, either of which could adversely affect our results of operations.

        In order to generate customer traffic and for convenience of our customers, we locate our stores in desirable locations within shopping malls. Our stores benefit from our, other anchor tenants, and other area attractions' ability to generate consumer traffic. They also benefit from the continuing popularity of shopping malls as shopping destinations. Adverse changes in the development of new shopping malls in the United States, the availability or cost of appropriate locations within existing or new shopping malls, competition with other retailers for prominent locations, the success of individual shopping malls and the success of other anchor tenants, or the continued popularity of shopping malls may impact our ability to maintain or grow our sales in our existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.

        Many shopping mall operators have been severely impacted by the recent global economic downturn. The continuation of the economic slowdown in the United States could impact shopping mall operators' financial ability to develop new shopping malls and properly maintain existing shopping malls, which could adversely affect our sales.

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

        In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, class-action allegations brought under various consumer protection and employment laws. Additionally, we may be subject to employment-related claims alleging, discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are also susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store or from product defects. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome.

Our profitability may be adversely impacted by weather conditions.

        Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory. Unexpected or unseasonable weather conditions could render a portion of our inventory incompatible with consumer needs. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company's inventory incompatible with those unseasonable conditions. Additionally, extreme weather or natural disasters, particularly in the areas in which our stores are located, could also severely hinder our ability to timely deliver seasonally appropriate merchandise. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for the Company's customers to travel to its stores and thereby reduce the Company's sales and profitability. A reduction in the demand for or supply of our seasonal merchandise or reduced sales due to reduced customer traffic in our stores could have an adverse effect on our inventory levels, gross margins and results of operations.

Natural disasters, war, acts of terrorism, other armed conflicts, and public health issues may adversely impact our business.

        The occurrence of, or threat of, a natural disaster, war, acts of terrorism, other armed conflicts, and public health issues could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores, or directly to customers. As a result of the occurrence of, or threat of, a natural disaster or acts of terrorism in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.

Increases in the cost of employee benefits could impact the Company's financial results and cash flows.

        The Company's expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact the Company's financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Many of our employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so when recent changes to healthcare laws in the United States become effective in 2014. Such changes include potential fees to persons for not obtaining healthcare coverage and being ineligible for certain healthcare subsidies if an employee is eligible for healthcare coverage under an employer's plan. If a large portion of current eligible employees who currently choose not to participate in our plans choose to enroll when or after the law becomes effective, it may significantly increase our healthcare coverage costs or we may not be able to offer competitive health care benefits to attract and retain employees, either of which could have an adverse effect on our reputation and have a negative impact on our financial results.

The Company depends on its ability to attract and retain quality employees, and failure to do so could adversely affect our ability to execute our business strategy and our operating results.

        The Company's business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company's ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company's business and results of operations.

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

Our operations are dependent on information technology systems, and disruptions in those systems could have an adverse impact on our results of operations.

        Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports. The Company's computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by the Company's employees. If the Company's computer systems are damaged or cease to function properly, the Company may have to make a significant investment to repair or replace them, and the Company may suffer loss of critical data and interruptions or delays in its operations in the interim. Any material interruption in the Company's computer systems could adversely affect its business or results of operations. Additionally, to keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems and enhancements of our existing systems. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations.

A privacy breach could adversely affect our business, reputation and financial condition.

        The protection of customer, employee and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We receive certain personal information about our customers and employees. In addition, our online operations at www.dillards.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, employees and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.

The percentage-of-completion method of accounting that we use to recognize contract revenues for our construction segment may result in material adjustments, which could result in a charge against our earnings.

        Our construction segment recognizes contract revenues using the percentage-of-completion method. Under this method, estimated contract revenues are recognized by applying the percentage of completion of the project for the period to the total estimated revenues for the contract. Estimated contract losses are recognized in full when determined. Total contract revenues and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments based upon the percentage of completion are reflected in contract revenues in the period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we are required to recognize a credit or a charge against current earnings, which could be material.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        All of our stores are owned by us or leased from third parties. At February 2, 2013, we operated 302 stores in 29 states totaling approximately 51.0 million square feet of which we owned approximately 44.7 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

        The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 2, 2013:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	10	10	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	42	39	—	3	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	6	3	1	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	16	14	1	1	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	4	4	—	—	—
Ohio	15	10	5	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	8	1	—	1
Texas	60	44	10	1	5
Utah	6	4	2	—	—
Virginia	6	4	1	1	—
Wyoming	1	1	—	—	—

Total	302	245	37	13	7

        At February 2, 2013, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Maumelle, AR	850,000	Owned
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned

Total		3,894,000

        Additional property information is contained in Notes 1, 12 and 13 of "Notes to Consolidated Financial Statements," in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS.

        From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 28, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	68	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	63	Director; President	1998	Brother of William Dillard, II
Mike Dillard	61	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	66	Director; Executive Vice President	1998	Sister of William Dillard, II
James I. Freeman	63	Director; Senior Vice President; Chief Financial Officer	1988	None
Steven K. Nelson	55	Vice President	1988	None
Robin Sanderford	66	Vice President	1998	None
Burt Squires	63	Vice President	1984	None
Julie A. Taylor	61	Vice President	1998	None
Richard B. Willey*	62	Vice President	2010	None

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

        The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2012 and 2011 are presented in the table below:

	2012		2011		Dividends per Share
	High	Low	High	Low	2012	2011
First	$65.49	$43.70	$48.57	$37.87	$0.05	$0.04
Second	72.46	60.76	61.08	45.27	0.05	0.05
Third	79.24	63.94	57.58	38.99	0.05	0.05
Fourth	89.98	75.11	56.30	42.54	5.05	0.05

        While the Company expects to continue paying quarterly cash dividends during fiscal 2013, all dividends will be reviewed quarterly and declared by the Board of Directors.

Stockholders

        As of March 2, 2013, there were 3,236 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.

Repurchase of Common Stock

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 28, 2012 through November 24, 2012	—	$—	—	$115,396,785
November 25, 2012 through December 29, 2012	—	—	—	115,396,785
December 30, 2012 through February 2, 2013	293,909	79.69	293,909	91,976,066

Total	293,909	$79.69	293,909	$91,976,066

        In February 2012, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock. This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. The plan has no expiration date, and remaining availability pursuant to the Company's share repurchase program was $92.0 million as of February 2, 2013. Reference is made to the discussion in "Note 9. Stockholders' Equity" in the "Notes to Consolidated Financial Statements" in Item 8 of this Report on Form 10-K, which information is incorporated by reference herein.

        In March 2013, the Company completed the purchase of the $92.0 million outstanding at February 2, 2013 under the February 2012 plan. The Company also announced that the Board of Directors authorized the repurchase of up to an additional $250 million of its Class A Common Stock. This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The plan has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

        The information concerning the Company's equity compensation plans is incorporated by reference here to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information".

Company Performance

        For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on February 1, 2008 (the last trading day prior to the start of fiscal 2008) and assumes reinvestment of dividends.

        The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

	2008	2009	2010	2011	2012
Dillard's, Inc.	$21.59	$83.47	$203.93	$234.99	$472.84
S&P 500	60.63	80.72	97.88	103.09	121.54
S&P 500 Department Stores	47.23	78.96	90.56	102.25	104.73

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands of dollars, except per share data)	2012(1)	2011	2010	2009	2008
Net sales	$6,593,169	$6,263,600	$6,120,961	$6,094,948	$6,830,543
Percent change	5%	2%	0%	-11%	-5%
Cost of sales	4,247,108	4,047,269	3,980,873	4,109,618	4,833,791
Percent of sales	64.4%	64.6%	65.0%	67.4%	70.8%
Interest and debt expense, net	69,596	72,059	73,792	74,003	88,821
Income (loss) before income taxes and income on (equity in losses of) joint ventures	479,750	396,669	268,716	84,525	(380,005)
Income taxes (benefit)	145,060	(62,518)	84,450	12,690	(140,520)
Income on (equity in losses of) joint ventures	1,272	4,722	(4,646)	(3,304)	(1,580)
Net income (loss)	335,962	463,909	179,620	68,531	(241,065)
Net income (loss) per diluted common share	6.87	8.52	2.67	0.93	(3.25)
Dividends per common share	5.20	0.19	0.16	0.16	0.16
Book value per common share	41.24	41.50	34.79	31.21	30.65
Average number of diluted shares outstanding	48,910,946	54,448,065	67,174,163	73,783,960	74,278,461
Accounts receivable	31,519	28,708	25,950	63,222	87,998
Merchandise inventories	1,294,581	1,304,124	1,290,147	1,300,680	1,374,394
Property and equipment, net	2,287,015	2,440,266	2,595,514	2,780,837	2,973,151
Total assets	4,048,744	4,306,137	4,374,166	4,606,327	4,745,844
Long-term debt	614,785	614,785	697,246	747,587	757,689
Capital lease obligations	7,524	9,153	11,383	22,422	24,116
Other liabilities	233,492	245,218	205,916	213,471	220,911
Deferred income taxes	255,652	314,598	341,689	349,722	378,348
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,970,175	2,052,019	2,086,720	2,304,103	2,251,115
Number of stores
Opened(2)	0	0	2	0	10
Closed	2	4	3	6	21
Total—end of year	302	304	308	309	315

(1)
Fiscal 2012 contains 53 weeks.

(2)
One store in Biloxi, Mississippi, not in operation during fiscal 2007 due to the hurricanes of 2005, was re-opened in early fiscal 2008.

        The items below are included in the Selected Financial Data.

2012

        The items below amount to a net $9.8 million pretax gain ($26.2 million after tax gain or $0.54 per share).

  •
  an $11.4 million pretax gain ($7.4 million after tax or $0.15 per share) related to the sale of three former retail store locations.

  •
  a $1.6 million pretax charge ($1.0 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of a property held for sale and of an operating property (see Note 13 of Notes to Consolidated Financial Statements).

  •
  a $1.7 million income tax benefit ($0.03 per share) due to a reversal of a valuation allowance related to a deferred tax asset consisting of a capital loss carryforward (see Note 6 of Notes to Consolidated Financial Statements).

  •
  an $18.1 million income tax benefit ($0.37 per share) due to a one-time deduction related to dividends paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan (see Note 6 of Notes to Consolidated Financial Statements).

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

        Dillard's, Inc. operates 302 retail department stores spanning 29 states and an Internet store. Our retail stores are located in fashion-oriented shopping malls and open-air centers and offer a broad selection of fashion apparel, cosmetics and home furnishings. We offer an appealing and attractive assortment of merchandise to our customers at a fair price, including national brand merchandise as well as our exclusive brand merchandise. We seek to enhance our income by maximizing the sale of this merchandise to our customers by promoting and advertising our merchandise and by making our stores an attractive and convenient place for our customers to shop.

        The Company also operates CDI, a general contractor whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

        In accordance with the National Retail Federation fiscal reporting calendar, the fiscal 2012 reporting period presented and discussed below ended February 2, 2013 and contained 53 weeks. The fiscal 2011 and 2010 reporting periods presented and discussed below ended January 28, 2012 and January 29, 2011, respectively, and each contained 52 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended February 2, 2013 to the 52 weeks ended February 4, 2012.

Fiscal 2012

        Our operating performance continued to improve during fiscal 2012. Retail sales were higher than last year, as we ended the year with our 10th consecutive quarter of comparable store sales increases. Gross margin improved over last year, mainly from progress in the second half of the year, and operating spending was leveraged. We repurchased $185.5 million, or 2.8 million shares, of our Class A Common Stock during the year. Net income was $336.0 million, or $6.87 per share, for the year, and operating cash flow increased $21.6 million over last year, further enabling the Company to return $252.3 million of dividends to our shareholders, including a special dividend of $5.00 per share.

        Included in net income for fiscal 2012 are:

  •
  an $11.4 million pretax gain ($7.4 million after tax or $0.15 per share) related to the sale of three former retail store locations.

  •
  a $1.6 million pretax charge ($1.0 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of a property held for sale and of an operating property.

  •
  a $1.7 million income tax benefit ($0.03 per share) due to a reversal of a valuation allowance related to a deferred tax asset consisting of a capital loss carryforward.

  •
  an $18.1 million income tax benefit ($0.37 per share) due to a one-time deduction related to dividends paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan.

        Included in net income of $463.9 million ($8.52 per share) for fiscal 2011 are:

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

        Highlights of fiscal 2012 include:

  •
  A comparable store sales increase of 4% over the prior year based on comparable 52-week periods;

  •
  Retail operations gross margin improvement of 30 basis points of sales over the prior year. Retail operations gross margin as a percent of sales were 36.1% and 35.8% for fiscal 2012 and fiscal 2011, respectively;

  •
  Operating expense leverage of 60 basis points of sales over the prior year. Operating expenses as a percent of sales were 25.4% and 26.0% for fiscal 2012 and fiscal 2011, respectively;

  •
  Net income of $336.0 million ($6.87 per share);

  •
  Cash flow from operations increase of $21.6 million over the prior year. Operating cash flows were $522.7 million during fiscal 2012 compared to $501.1 million during fiscal 2011;

  •
  Repurchase of $185.5 million (or 2.8 million shares) of the Company's Class A Common Stock; and

  •
  Payment of $252.3 million in dividends during fiscal 2012 (including a special dividend of $5.00 per share) compared to dividends of $10.0 million paid during fiscal 2011.

        As of February 2, 2013, we had working capital of $724.9 million (including cash and cash equivalents of $124.1 million) and $814.8 million of total debt outstanding, with no scheduled maturities until late fiscal 2017. We operated 302 total stores as of February 2, 2013, a decrease of two stores from the same period last year.

Key Performance Indicators

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales (in millions)	$6,593.2	$6,263.6	$6,121.0
Gross profit (in millions)	$2,346.1	$2,216.3	$2,140.1
Gross profit as a percentage of net sales	35.6%	35.4%	35.0%
Retail gross profit as a percentage of net sales	36.1%	35.8%	35.5%
Selling, general and administrative expenses as a percentage of net sales	25.4%	26.0%	26.6%
Cash flow from operations (in millions)	$522.7	$501.1	$512.9
Total retail store count at end of period	302	304	308
Retail sales per square foot	$129	$121	$116
Retail stores sales trend	3%**	3%	2%
Comparable retail store sales trend	4%**	4%	3%
Comparable retail store inventory trend	(1)%	3%	(2)%
Retail merchandise inventory turnover	2.9	2.8	2.8

**
Based upon the 52 weeks ended February 2, 2013 and 52 weeks ended February 4, 2012

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

  •
  Store growth—Our ability to open new stores is dependent upon a number of factors, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weak economic environment. Store growth can be further hindered by mall attrition and subsequent closure of underperforming properties.

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

2013 Guidance

        A summary of estimates on key financial measures for fiscal 2013 is shown below.

(in millions of dollars)	Fiscal 2013 Estimated	Fiscal 2012 Actual
Depreciation and amortization	$261	$260
Rentals	27	35
Interest and debt expense, net	65	70
Capital expenditures	175	137

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

        Cost of sales.    Cost of sales includes the cost of merchandise sold (net of purchase discounts and non-specific margin maintenance allowances), bankcard fees, freight to the distribution centers, employee and promotional discounts, and direct payroll for salon personnel. Cost of sales also includes CDI contract costs, which comprise all direct material and labor costs, subcontract costs and those indirect costs related to contract performance, such as indirect labor, employee benefits and insurance program costs.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include buying, occupancy, selling, distribution, warehousing, store and corporate expenses (including payroll and employee benefits), insurance, employment taxes, advertising, management information systems, legal and other corporate level expenses. Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

        Depreciation and amortization.    Depreciation and amortization expenses include depreciation and amortization on property and equipment.

        Rentals.    Rentals include expenses for store leases, including contingent rent, and data processing and other equipment rentals.

        Interest and debt expense, net.    Interest and debt expense includes interest, net of interest income, relating to the Company's unsecured notes, mortgage note, term note, subordinated debentures and borrowings under the Company's credit facility. Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on capital lease obligations.

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

Critical Accounting Policies and Estimates

        The Company's significant accounting policies are also described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates.

        Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

        Merchandise inventory.    Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out retail inventory method ("FIFO RIM") may be lower than the LIFO RIM method. Additionally, inventory values at LIFO RIM cost may be in excess of net realizable value. At February 2, 2013 and January 28, 2012, the Company reduced the value of inventories on LIFO RIM to the FIFO RIM value, which approximates market value. Cost of sales during fiscal 2012, 2011 and 2010 under both the FIFO RIM and LIFO RIM methods was the same. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $10 million for fiscal 2012.

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

        Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $6.5 million and $9.0 million as of February 2, 2013 and January 28, 2012, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the years ended February 2, 2013, January 28, 2012 and January 29, 2011.

        The Company's share of income earned under the Alliance with GE involving the Dillard's branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $107 million, $96 million and $85 million from GE in fiscal 2012, 2011 and 2010, respectively. Pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.

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

The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 2, 2013 and January 28, 2012, insurance accruals of $48.7 million and $50.3 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2012 and 2011, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.2 million for fiscal 2012.

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

        Income taxes.    Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company's actual results differ from estimated results due to changes in tax laws, changes in store locations, settlements of tax audits or tax planning, the Company's effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. Changes in the Company's assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

        The total amount of unrecognized tax benefits as of February 2, 2013 and January 28, 2012 was $5.4 million and $8.5 million, respectively, of which $3.9 million and $5.8 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of income during fiscal 2012, 2011 and 2010 was $(2.1) million, $(0.2) million, and $(2.3) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of February 2, 2013 and January 28, 2012 was $1.4 million and $3.4 million, respectively.

        The Company is currently under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2009 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's various state income tax audits and lapse of statutes of limitation. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.

        Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 4.0% as of February 2, 2013 from 4.3% as of January 28, 2012. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $176 million is appropriately stated as of February 2, 2013; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $11.1 million. The Company expects to make a contribution to the pension plan of approximately $4.8 million in fiscal 2013. The Company expects pension expense to be approximately $15.7 million in fiscal 2013 with a liability of $186.5 million at February 1, 2014.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 2, 2013		January 28, 2012		January 29, 2011
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,593,169	100.0%	$6,263,600	100.0%	$6,120,961	100.0%
Service charges and other income	158,426	2.4	141,884	2.3	137,384	2.2

	6,751,595	102.4	6,405,484	102.3	6,258,345	102.2

Cost of sales	4,247,108	64.4	4,047,269	64.6	3,980,873	65.0
Selling, general and administrative expenses	1,671,526	25.4	1,630,907	26.0	1,625,793	26.6
Depreciation and amortization	259,621	3.9	257,685	4.1	261,550	4.3
Rentals	34,838	0.5	48,110	0.8	51,045	0.8
Interest and debt expense, net	69,596	1.1	72,059	1.2	73,792	1.2
Gain on litigation settlement	—	0.0	(44,460)	(0.7)	—	0.0
Gain on disposal of assets	(12,435)	(0.2)	(3,955)	0.0	(5,632)	(0.1)
Asset impairment and store closing charges	1,591	0.0	1,200	0.0	2,208	0.0

Income before income taxes and income on (equity in losses of) joint ventures	479,750	7.3	396,669	6.3	268,716	4.4
Income taxes (benefit)	145,060	2.2	(62,518)	(1.0)	84,450	1.4
Income on (equity in losses of) joint ventures	1,272	0.0	4,722	0.1	(4,646)	(0.1)

Net income	$335,962	5.1%	$463,909	7.4%	$179,620	2.9%

Sales

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales:
Retail operations segment	$6,489,366	$6,193,903	$6,020,043
Construction segment	103,803	69,697	100,918

Total net sales	$6,593,169	$6,263,600	$6,120,961

        The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2012 - 2011	Fiscal 2012 - 2011*	Fiscal 2011 - 2010
Retail operations segment
Cosmetics	4.0%	2.5%	4.7%
Ladies' apparel	2.7	1.0	0.1
Ladies' accessories and lingerie	10.2	8.8	5.4
Juniors' and children's apparel	3.5	1.9	3.7
Men's apparel and accessories	6.9	5.6	2.8
Shoes	5.4	3.7	5.6
Home and furniture	(4.6)	(5.8)	(2.8)
Construction segment	48.9		(30.9)

*
Based upon the 52 weeks ended February 2, 2013 and 52 weeks ended February 4, 2012

2012 Compared to 2011

        Net sales from the retail operations segment increased $295.5 million or 5% during fiscal 2012 as compared to fiscal 2011. During the 52 weeks ended February 2, 2013 as compared to the 52 weeks ended February 4, 2012, total sales increased 3%, and sales in comparable stores increased 4%. During the same 52-week periods, sales of ladies' accessories and lingerie and men's apparel and accessories increased significantly over the prior year, while sales of shoes, cosmetics and juniors' and children's apparel increased moderately. Sales of ladies' apparel increased slightly between the same 52-week periods while sales in the home and furniture category were down significantly.

        The number of sales transactions during fiscal 2012 decreased 1% over fiscal 2011 while the average dollars per sales transaction increased 5%.

        We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved sales performance.

        Net sales from the construction segment increased $34.1 million or 49% during fiscal 2012 as compared to fiscal 2011 due to an increase in new construction projects. We believe we will continue to see some sales growth in the construction segment during fiscal 2013; however, there is no guarantee of improved sales performance. The backlog of awarded construction contracts at February 2, 2013 totaled $159.3 million.

2011 Compared to 2010

        Net sales from the retail operations segment increased $173.9 million or 3% during fiscal 2011 as compared to fiscal 2010 while sales in comparable stores improved 4%. Sales of shoes, cosmetics and ladies' accessories and lingerie were up significantly while sales of juniors' and children's apparel and men's apparel and accessories increased moderately. Sales of ladies' apparel were essentially flat, and sales in the home and furniture category were down moderately.

        The number of sales transactions decreased 2% over the prior year while the average dollars per sales transaction increased significantly.

        Net sales from the construction segment decreased $31.2 million or 31% during fiscal 2011 as compared to fiscal 2010. This decrease was primarily attributable to the negative impact that the weak United States economy had in previous periods on our construction project backlog.

Exclusive Brand Merchandise

        Sales penetration of exclusive brand merchandise for fiscal years 2012, 2011 and 2010 was 21.6%, 21.8% and 22.7% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012 - 2011	2011 - 2010	2012 - 2011	2011 - 2010
Service charges and other income:
Retail operations segment
Income from GE marketing and servicing alliance	$107.1	$95.8	$84.7	$11.3	$11.1	11.8%	13.1%
Leased department income	10.8	10.1	10.0	0.7	0.1	6.9	1.0
Shipping and handling income	19.1	18.4	17.2	0.7	1.2	3.8	7.0
Hurricane settlement	—	—	7.5	—	(7.5)	—	(100.0)
Other	21.3	16.9	16.3	4.4	0.6	26.0	3.7

	158.3	141.2	135.7	17.1	5.5	12.1	4.1
Construction segment	0.1	0.7	1.7	(0.6)	(1.0)	(85.7)	(58.8)

Total	$158.4	$141.9	$137.4	$16.5	$4.5	11.6%	3.3%

2012 Compared to 2011

        Service charges and other income is composed primarily of income from the Alliance with GE. Income from the Alliance increased $11.3 million in fiscal 2012 compared to fiscal 2011 primarily due to increases in finance charge and late charge fee income and decreased credit losses.

2011 Compared to 2010

        Income from the Alliance increased $11.1 million in fiscal 2011 compared to fiscal 2010 due to decreased credit losses partially offset by reduced finance charge and late charge fee income.

        Also included in service charges and other income during fiscal 2010 were proceeds of $7.5 million received as final payment related to hurricane losses.

Gross Profit

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Gross profit:
Retail operations segment	$2,340,754	$2,215,232	$2,138,103
Construction segment	5,307	1,099	1,985

Total gross profit	$2,346,061	$2,216,331	$2,140,088

Gross profit as a percentage of segment net sales:
Retail operations segment	36.1%	35.8%	35.5%
Construction segment	5.1	1.6	2.0
Total gross profit as a percentage of net sales	35.6	35.4	35.0

2012 Compared to 2011

        Gross profit improved 20 basis points of sales during fiscal 2012 compared to fiscal 2011. Gross profit from retail operations improved 30 basis points of sales during the same periods as a result of decreased markdowns and increased markups. Inventory in comparable stores decreased 1% as of February 2, 2013 compared to January 28, 2012.

        During fiscal 2012, gross margin improved moderately in the home and furniture category and improved slightly in ladies' accessories and lingerie. Gross margin in all other product categories was essentially flat.

        We believe that gross profit from retail operations will improve slightly during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved gross margin performance.

        Gross profit from the construction segment improved $4.2 million (350 basis points of sales). The improvement was due to increased revenue and improved fee percentages on new contracts as well as a $1.2 million loss that was recorded during fiscal 2011 on an electrical contract that was completed during that period.

2011 Compared to 2010

        Gross profit improved 40 basis points of sales during fiscal 2011 compared to fiscal 2010. Gross profit from retail operations improved 30 basis points of sales during the same periods as a result of increased markups partially offset by increased markdowns. Inventory in comparable stores increased 3% as of January 28, 2012 compared to January 29, 2011.

        During fiscal 2011, gross margin improved moderately in the home and furniture category and improved slightly in shoes and ladies' apparel. Ladies' accessories and lingerie and men's apparel and accessories experienced a slight decline in gross margin while all other merchandise categories were flat.

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

Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
SG&A:
Retail operations segment	$1,666,798	$1,626,142	$1,621,190
Construction segment	4,728	4,765	4,603

Total SG&A	$1,671,526	$1,630,907	$1,625,793

SG&A as a percentage of segment net sales:
Retail operations segment	25.7%	26.3%	26.9%
Construction segment	4.6	6.8	4.6
Total SG&A as a percentage of net sales	25.4	26.0	26.6

2012 Compared to 2011

        SG&A improved 60 basis points of sales during fiscal 2012 compared to fiscal 2011 while total SG&A dollars increased $40.6 million. The dollar increase was most noted in: payroll and payroll related taxes ($42.9 million), primarily due to the 53rd week of fiscal 2012 as well as increases in selling payroll; services purchased ($9.6 million); and insurance ($6.7 million). These increases were partially offset by decreased net advertising expenditures ($21.5 million).

        We believe that SG&A will improve slightly as a percentage of sales during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved SG&A performance.

2011 Compared to 2010

        SG&A improved 60 basis points of sales during fiscal 2011 compared to fiscal 2010 while total SG&A dollars increased $5.1 million. The dollar increase was most noted in payroll and payroll related taxes ($12.7 million), primarily of selling payroll, supplies ($6.6 million), and services purchased ($2.8 million) and partially offset by decreased net advertising expenditures ($8.5 million) and utilities ($6.7 million).

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Depreciation and amortization:
Retail operations segment	$259,414	$257,504	$261,368
Construction segment	207	181	182

Total depreciation and amortization	$259,621	$257,685	$261,550

2012 Compared to 2011

        Depreciation and amortization expense increased $1.9 million during fiscal 2012 compared to fiscal 2011.

2011 Compared to 2010

        Depreciation and amortization expense decreased $3.9 million during fiscal 2011 compared to fiscal 2010 primarily as a result of reduced capital expenditures and store closures.

Rentals

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Rentals:
Retail operations segment	$34,787	$48,058	$50,967
Construction segment	51	52	78

Total rentals	$34,838	$48,110	$51,045

2012 Compared to 2011

        Rental expense declined $13.3 million or 27.6% in fiscal 2012 compared to fiscal 2011 primarily due to a reduction in the amount of equipment leased by the Company.

        We believe that rental expense will decline significantly during fiscal 2013, with a current projected reduction of approximately $8 million from fiscal 2012, primarily as a result of the expiration of certain equipment leases.

2011 Compared to 2010

        Rental expense declined $2.9 million or 5.7% in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest and debt expense (income), net:
Retail operations segment	$69,719	$72,218	$74,009
Construction segment	(123)	(159)	(217)

Total interest and debt expense, net	$69,596	$72,059	$73,792

2012 Compared to 2011

        Net interest and debt expense declined $2.5 million in fiscal 2012 compared to fiscal 2011 primarily due to lower average debt levels partially offset by increased credit facility fees as well as an increase of interest resulting from the 53rd week of fiscal 2012. Total weighted average debt outstanding during fiscal 2012 decreased approximately $106.6 million compared to fiscal 2011.

2011 Compared to 2010

        Net interest and debt expense declined $1.7 million in fiscal 2011 compared to fiscal 2010 primarily due to matured and repurchased outstanding notes partially offset by increased short-term borrowing costs. Total weighted average debt outstanding during fiscal 2011 increased approximately $33.3 million compared to fiscal 2010.

Gain on Litigation Settlement

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Gain on litigation settlement:
Retail operations segment	$—	$44,460	$—
Construction segment	—	—	—

Total gain on litigation settlement	$—	$44,460	$—

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

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Gain (loss) on disposal of assets:
Retail operations segment	$12,434	$4,019	$5,620
Construction segment	1	(64)	12

Total gain on disposal of assets	$12,435	$3,955	$5,632

Fiscal 2012

        During fiscal 2012, the Company sold five former retail stores and one building that was a portion of a currently operating retail location. Four of the former retail stores were held for sale and were located in Charlotte, North Carolina; Cincinnati, Ohio; Antioch, Tennessee and Dallas, Texas. The other former retail store was located in Colonial Heights, Virginia and was closed during the year. The Company received proceeds of $25.1 million relative to these sales which resulted in a net gain of $12.3 million. The gain was recorded in gain on disposal of assets.

Fiscal 2011

        During fiscal 2011, the Company received proceeds of $10.3 million from the sale of two former retail store locations located in West Palm Beach, Florida and Las Vegas, Nevada, resulting in gains totaling $1.3 million. Additionally, the Company received proceeds of $11.0 million from the sale of an interest in a mall joint venture, resulting in a gain of $2.1 million.

Fiscal 2010

        During fiscal 2010, the Company sold three vacant retail store properties located in Austin, Texas; Macon, Georgia and Chesapeake, Virginia for $7.3 million, resulting in a $3.1 million net gain. The Company also sold two retail store properties located in Coral Springs, Florida and Miami, Florida for $10.0 million, resulting in a $2.0 million gain.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Asset impairment and store closing charges:
Retail operations segment	$1,591	$1,200	$2,208
Construction segment	—	—	—

Total asset impairment and store closing charges	$1,591	$1,200	$2,208

Fiscal 2012

        Asset impairment and store closing charges for fiscal 2012 consisted of the write-down of a property held for sale and of an operating property, both of which the Company has currently contracted to sell.

Fiscal 2011

        Asset impairment and store closing charges for fiscal 2011 consisted of the write-down of a property held for sale.

Fiscal 2010

        Asset impairment and store closing charges for fiscal 2010 consisted of the write-down of one property held for sale.

Income Taxes

        The Company's estimated federal and state effective income tax rate, inclusive of income on (equity in losses of) joint ventures, was 30.2% in fiscal 2012, (15.6)% in fiscal 2011 and 32.0% in fiscal 2010. The Company expects the fiscal 2013 federal and state effective income tax rate to approximate 35%.

Fiscal 2012

        During fiscal 2012, income taxes included the recognition of tax benefits of approximately $19.7 million due to deductions for dividends paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan, $2.8 million related to federal tax credits, $1.2 million for the increase in the cash surrender value of life insurance policies, $1.8 million due to net decreases in unrecognized tax benefits, interest and penalties, $1.7 million for an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year, and $1.0 million related to decreases in valuation allowances related to state net operating loss carryforwards. The Company is currently under examination by various state and local taxing jurisdictions for various fiscal years. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current non-operating priorities for its use of cash are stock repurchases, strategic investments to enhance the value of existing properties and dividend payments to shareholders.

        Cash flows for the three fiscal years ended were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012 - 2011	2011 - 2010
Operating Activities	$522,703	$501,140	$512,922	4.3%	(2.3)%
Investing Activities	(105,709)	(83,224)	(89,615)	(27.0)	7.1
Financing Activities	(517,206)	(536,935)	(421,709)	3.7	(27.3)

Total Cash (Used) Provided	$(100,212)	$(119,019)	$1,598

Operating Activities

        The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 96.1% and 96.7% of total revenues in fiscal 2012 and 2011, respectively.

        Operating cash inflows also include revenue and reimbursements from the Alliance with GE, which owns and manages the Company's private label credit card business under the Alliance, and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.

        The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $107 million and $96 million from GE in fiscal 2012 and 2011, respectively. While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2013 compared to fiscal 2012. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE's funding costs. The Alliance expires in fiscal 2014.

        Net cash flows from operations increased $21.6 million during fiscal 2012 compared to fiscal 2011. This improvement is primarily attributable to an increase of $39.5 million related to changes in working capital items, primarily of a slower seasonal buildup of inventory and increases in trade accounts payable and accrued expenses. This increase was partially offset by lower net income, as adjusted for non-cash items, of $17.9 million for fiscal 2012 compared to fiscal 2011.

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

        Capital expenditures increased $21.0 million for fiscal 2012 compared to fiscal 2011. The fiscal 2012 expenditures of $136.6 million were primarily for the remodeling of existing stores, purchases of equipment, including the buyout of certain leased equipment, and completion of the Company's new internet fulfillment center located in Maumelle, Arkansas, which began processing merchandise during the first quarter of fiscal 2012. This new 850,000 square foot internet fulfillment center has replaced the Company's Nashville, Tennessee internet fulfillment center (285,000 square feet), which closed in July 2012.

        Store closures during fiscal 2012 were:

Closed Locations—Fiscal 2012	City	Square Feet
Hutchinson Mall	Hutchinson, Kansas	70,000
Southpark Mall	Colonial Heights, Virginia	85,000

Total closed square footage		155,000

        We have also announced the upcoming closure of our Cache Valley Mall location in Logan, Utah (94,000 square feet). The store is expected to close during the first quarter of fiscal 2013 with minimal closing costs.

        Capital expenditures for fiscal 2013 are expected to be approximately $175 million. These expenditures are primarily for the construction and remodeling of stores and the purchase of equipment. There are no planned store openings for fiscal 2013.

        During fiscal 2012, 2011 and 2010, we received proceeds from the sale of property and equipment of $30.9 million, $18.9 million and $17.6 million, respectively, and recorded related gains of $12.4 million, $1.8 million and $5.6 million, respectively.

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

        Cash used in financing activities decreased to $517.2 million in fiscal 2012 from $536.9 million in fiscal 2011. This increase in cash flow of $19.7 million was primarily due to a reduction of treasury stock purchases partially offset by higher cash dividends paid and the purchase and retirement of common stock related to stock option exercises.

        Stock Repurchase.    In February 2012, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("2012 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. The 2012 Stock Plan has no expiration date. During fiscal 2012, the Company repurchased 2.4 million shares for $158.0 million at an average price of $66.39 per share. At February 2, 2013, $92.0 million of authorization remained under the 2012 Stock Plan.

        In May 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("May 2011 Stock Plan"). This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During fiscal 2011, the Company repurchased 5.0 million shares for $222.5 million at an average price of $44.77 per share. During fiscal

2012, the Company repurchased 439 thousand shares for $27.5 million at an average price of $62.71 per share, which completed the authorization under the May 2011 Stock Plan.

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

        In November 2007, the Company's Board of Directors approved the repurchase of up to $200 million of the Company's Class A Common Stock ("2007 Stock Plan"). Availability under the 2007 Stock Plan at the beginning of fiscal 2010 was $182.6 million. During fiscal 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.

        The ultimate disposition of the repurchased stock has not been determined.

        In March 2013, the Company completed the purchase of the $92.0 million outstanding at February 2, 2013 under the February 2012 plan. The Company also announced that the Board of Directors authorized the repurchase of up to an additional $250 million of its Class A Common Stock. This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The plan has no expiration date.

        Revolving Credit Agreement.    At February 2, 2013, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with JPMorgan Securities LLC ("JPMorgan") and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires April 11, 2017.

        Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.5% (1.70% at February 2, 2013) subject to certain availability thresholds as defined in the credit agreement.

        Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $871.5 million at February 2, 2013. No borrowings were outstanding at February 2, 2013. Letters of credit totaling $52.5 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $819 million at February 2, 2013. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $17.0 million and $72.6 million during fiscal 2012 and 2011, respectively.

        Peak borrowings under the credit facility were approximately $149 million during fiscal 2012. Peak borrowings during fiscal 2013 are expected to be at similar levels as fiscal 2012.

        Long-term Debt.    At February 2, 2013, the Company had $614.8 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 6.625% to 7.875% with due dates from fiscal 2017 through fiscal 2028.

        The Company reduced its net level of outstanding debt and capital leases during fiscal 2012 by $79.0 million compared to a reduction of $56.8 million in fiscal 2011, primarily due to the payment of regularly scheduled maturities of the unsecured notes, term note and mortgage principal.

        In addition to paying the regularly scheduled maturities of the unsecured notes, term note and mortgage principal during fiscal 2011, the Company repurchased $5.7 million face amount of its 6.625% notes with an original maturity on January 15, 2018, resulting in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.

        The debt and capital lease decline of $17.5 million in fiscal 2010 was due to (1) regularly scheduled payments on the Company's term note and mortgage principal, (2) the payoff of $13 million in capital lease obligations for two corporate aircraft and (3) the repurchase of $1.2 million face amount of the Company's 7.13% notes with an original maturity on August 1, 2018.

        There are no maturities of long-term debt during fiscal 2013 through fiscal 2016, and $87.2 million of long-term debt matures in fiscal 2017.

        Subordinated Debentures.    As of February 2, 2013, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

Fiscal 2013 Outlook

        During fiscal 2013, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; high levels of unemployment in various sectors; rising gas prices; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these listed. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$614,785	$—	$—	$87,201	$527,584
Interest on long-term debt	476,918	44,507	89,014	89,553	253,844
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	382,603	14,959	29,918	30,205	307,521
Capital lease obligations, including interest	12,859	2,488	2,856	2,856	4,659
Benefit plan participant payments	180,046	5,474	12,715	15,934	145,923
Purchase obligations(1)	1,274,459	1,274,459	—	—	—
Operating leases(2)	89,051	21,353	37,732	20,282	9,684

Total contractual cash obligations(3)(4)	$3,230,721	$1,363,240	$172,235	$246,031	$1,449,215

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,267.3 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)
The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 15% of minimum lease obligations in fiscal 2012.

(3)
The total liability for unrecognized tax benefits is $6.8 million, including tax, penalty, and interest (refer to Note 6 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a material change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $28.7 million, gift card liabilities of $15.3 million and other liabilities of $0.1 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	47,625	43,775	3,850	—	—
Import letters of credit	4,837	4,837	—	—	—

Total commercial commitments	$52,462	$48,612	$3,850	$—	$—

(1)
Availability under the credit facility is limited to 90% of the inventory of certain Company subsidiaries (approximately $872 million at February 2, 2013). At February 2, 2013, letters of credit totaling $52.5 million were issued under the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosure

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This update was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. The adoption of this standard did not have a significant impact on the Company's financial statements.

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI solely in the statement of stockholders' equity. This new update was effective for interim and annual periods beginning after December 15, 2011 and was applied retrospectively. The adoption of this standard changed the order and placement where certain financial statement items are presented but did not have any other impact on the Company's financial statements.

        In February 2013, the FASB issued ASU No. 2013-06, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company's consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The provisions in this update are effective prospectively beginning with the Company's first quarter of 2013, with early adoption permitted. The adoption of this update affects the format and presentation of its consolidated financial statements and the footnotes to the consolidated financial statements but will not have any other impact on the Company's financial statements.

FORWARD-LOOKING INFORMATION

        This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including statements regarding management's expectations and forecasts for fiscal 2013. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption "Item 1A, Risk Factors" in this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

(in thousands of dollars) Expected Maturity Date (fiscal year)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$—	$—	$87,201	$527,584	$614,785	$671,738
Average fixed interest rate	—%	—%	—%	—%	6.6%	7.3%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$204,160
Average interest rate	—%	—%	—%	—%	—%	7.5%	7.5%

        The Company is exposed to market risk from changes in the interest rates under its $1.0 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan's Base Rate or LIBOR plus 1.5%. The Company had weighted average borrowings of $17.0 million during fiscal 2012. Based on the average amount outstanding during fiscal 2012, a 100 basis point change in interest rates would result in an approximate $0.2 million annual change to interest expense.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.

        Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of February 2, 2013. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Controls

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information called for by this item is incorporated herein by reference from the information under the headings "2012 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders*	—	$—	7,547,451

Total	—	$—	7,547,451

*
Included in this category are the following equity compensation plans, which have been approved by the Company's shareholders:

•
1990 Incentive and Nonqualified Stock Option Plan

  •
  1998 Incentive and Nonqualified Stock Option Plan

  •
  2000 Incentive and Nonqualified Stock Option Plan

        There are no non-shareholder approved plans. Balances presented in the table above are as of February 2, 2013.

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

Date: March 28, 2013

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

Date: March 28, 2013

INDEX OF FINANCIAL STATEMENTS

DILLARD'S, INC. AND SUBSIDIARIES

Year Ended February 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dillard's Inc.:

        We have audited Dillard's, Inc.'s (the Company) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Dillard's, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dillard's, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the fiscal years then ended, and our report dated March 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dillard's, Inc.:

        We have audited the accompanying consolidated balance sheets of Dillard's, Inc. and subsidiaries (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dillard's, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Dillard's, Inc.:

        In our opinion, the accompanying consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended January 29, 2011 present fairly, in all material respects, the results of operations and cash flows of Dillard's, Inc. and its subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 23, 2011

Consolidated Balance Sheets

Dollars in Thousands

	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$124,060	$224,272
Accounts receivable	31,519	28,708
Merchandise inventories	1,294,581	1,304,124
Other current assets	41,820	34,625

Total current assets	1,491,980	1,591,729

Property and equipment:
Land and land improvements	67,471	69,088
Buildings and leasehold improvements	3,047,108	3,091,063
Furniture, fixtures and equipment	1,320,938	1,468,010
Buildings under construction	453	29,193
Buildings and equipment under capital leases	18,522	18,522
Less accumulated depreciation and amortization	(2,167,477)	(2,235,610)

	2,287,015	2,440,266

Other assets	269,749	274,142

Total assets	$4,048,744	$4,306,137

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$653,769	$655,653
Current portion of long-term debt	—	76,789
Current portion of capital lease obligations	1,710	2,312
Federal and state income taxes including current deferred taxes	111,637	135,610

Total current liabilities	767,116	870,364

Long-term debt	614,785	614,785

Capital lease obligations	7,524	9,153

Other liabilities	233,492	245,218

Deferred income taxes	255,652	314,598

Subordinated debentures	200,000	200,000

Commitments and Contingencies
Stockholders' equity:
Common stock, Class A—119,676,474 and 118,529,925 shares issued; 43,758,311 and 45,430,606 shares outstanding	1,197	1,185
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	932,495	828,796
Accumulated other comprehensive loss	(31,275)	(39,034)
Retained earnings	3,099,566	3,107,344
Less treasury stock, at cost, Class A—75,918,163 and 73,099,319 shares	(2,031,848)	(1,846,312)

Total stockholders' equity	1,970,175	2,052,019

Total liabilities and stockholders' equity	$4,048,744	$4,306,137

See notes to consolidated financial statements.

Consolidated Statements of Income

Dollars in Thousands, Except Per Share Data

	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$6,593,169	$6,263,600	$6,120,961
Service charges and other income	158,426	141,884	137,384

	6,751,595	6,405,484	6,258,345

Cost of sales	4,247,108	4,047,269	3,980,873
Selling, general and administrative expenses	1,671,526	1,630,907	1,625,793
Depreciation and amortization	259,621	257,685	261,550
Rentals	34,838	48,110	51,045
Interest and debt expense, net	69,596	72,059	73,792
Gain on litigation settlement	—	(44,460)	—
Gain on disposal of assets	(12,435)	(3,955)	(5,632)
Asset impairment and store closing charges	1,591	1,200	2,208

Income before income taxes and income on (equity in losses of) joint ventures	479,750	396,669	268,716
Income taxes (benefit)	145,060	(62,518)	84,450
Income on (equity in losses of) joint ventures	1,272	4,722	(4,646)

Net income	$335,962	$463,909	$179,620

Earnings per common share:
Basic	$6.98	$8.67	$2.68
Diluted	6.87	8.52	2.67

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Dollars in Thousands

	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$335,962	$463,909	$179,620
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $2,640, $11,903 and $2,579)	7,759	(21,204)	4,468

Comprehensive income	$343,721	$442,705	$184,088

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Dollars in Thousands, Except Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 30, 2010	$1,169	$40	$782,746	$(22,298)	$2,484,447	$(942,001)	$2,304,103
Net income	—	—	—	—	179,620	—	179,620
Other comprehensive income	—	—	—	4,468	—	—	4,468
Issuance of 786,768 shares under stock option and stock bonus plans	8	—	22,676	—	—	364	23,048
Purchase of 14,641,705 shares of treasury stock	—	—	—	—	—	(413,889)	(413,889)
Cash dividends declared:
Common stock, $0.16 per share	—	—	—	—	(10,630)	—	(10,630)

Balance, January 29, 2011	1,177	40	805,422	(17,830)	2,653,437	(1,355,526)	2,086,720
Net income	—	—	—	—	463,909	—	463,909
Other comprehensive loss	—	—	—	(21,204)	—	—	(21,204)
Issuance of 839,374 shares under stock option and stock bonus plans	8	—	23,374	—	—	371	23,753
Purchase of 11,374,852 shares of treasury stock	—	—	—	—	—	(491,157)	(491,157)
Cash dividends declared:
Common stock, $0.19 per share	—	—	—	—	(10,002)	—	(10,002)

Balance, January 28, 2012	$1,185	$40	$828,796	$(39,034)	$3,107,344	$(1,846,312)	$2,052,019
Net income	—	—	—	—	335,962	—	335,962
Other comprehensive income	—	—	—	7,759	—	—	7,759
Issuance of 2,315,767 shares under stock option and stock bonus plans	23	—	112,475	—	—	—	112,498
Purchase and retirement of 1,169,218 shares under stock option plan	(11)		(8,776)		(93,896)		(102,683)
Purchase of 2,818,844 shares of treasury stock	—	—	—	—	—	(185,536)	(185,536)
Cash dividends declared:
Common stock, $5.20 per share	—	—	—	—	(249,844)	—	(249,844)

Balance, February 2, 2013	$1,197	$40	$932,495	$(31,275)	$3,099,566	$(2,031,848)	$1,970,175

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Operating activities:
Net income	$335,962	$463,909	$179,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	261,572	259,467	263,395
Deferred income taxes	(61,093)	(9,494)	18,439
Gain on disposal of assets	(12,435)	(3,955)	(5,632)
Asset impairment and store closing charges	1,591	1,200	2,208
Excess tax benefits from share-based compensation	(49,949)	(10,171)	(3,446)
Gain on repurchase of debt	—	(173)	(21)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,811)	(2,758)	37,272
Decrease (increase) in merchandise inventories	9,543	(13,977)	10,533
Decrease in federal income tax receivable	—	—	217
(Increase) decrease in other current assets	(7,195)	7,913	626
Decrease (increase) in other assets	7,923	(210,443)	6,536
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	11,472	(17,981)	24,647
Increase (decrease) in income taxes payable	28,123	37,603	(21,472)

Net cash provided by operating activities	522,703	501,140	512,922

Investing activities:
Purchase of property and equipment	(136,632)	(115,651)	(98,184)
Proceeds from disposal of assets	30,923	29,946	17,569
Distribution from joint venture	—	2,481	—
Investment in joint venture	—	—	(9,000)

Net cash used in investing activities	(105,709)	(83,224)	(89,615)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(79,020)	(56,767)	(17,466)
Cash dividends paid	(252,341)	(10,002)	(11,110)
Purchase of treasury stock	(185,536)	(491,157)	(413,889)
Proceeds from issuance of common stock	6,315	10,820	17,310
Excess tax benefits from share-based compensation	49,949	10,171	3,446
Issuance cost of line of credit	(5,375)	—	—
Purchase and retirement of common stock	(51,198)	—	—

Net cash used in financing activities	(517,206)	(536,935)	(421,709)

(Decrease) increase in cash and cash equivalents	(100,212)	(119,019)	1,598
Cash and cash equivalents, beginning of year	224,272	343,291	341,693

Cash and cash equivalents, end of year	$124,060	$224,272	$343,291

Non-cash transactions:
Accrued capital expenditures	$—	$7,089	$1,553
Stock awards	4,764	2,762	2,292
Capital lease transactions	—	—	3,966

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

        Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2012 ended on February 2, 2013 and included 53 weeks, and fiscal years 2011 and 2010 ended on January 28, 2012 and January 29, 2011, respectively, and each included 52 weeks.

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

        Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased or certificates of deposit with no early withdrawal penalty to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents because they settle the balances within two to three days.

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

        Merchandise Inventories—Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

gross margins. During periods of deflation, inventory values on the first-in, first-out retail inventory method ("FIFO RIM") may be lower than the LIFO RIM method. Additionally, inventory values at LIFO RIM cost may be in excess of net realizable value. At February 2, 2013 and January 28, 2012, the Company reduced the value of inventories on LIFO RIM to the FIFO RIM value, which approximates market value. Cost of sales during fiscal 2012, 2011 and 2010 under both the FIFO RIM and LIFO RIM methods was the same. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods.

        The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

        Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2012, 2011 and 2010 was immaterial. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

        Included in property and equipment as of February 2, 2013 are assets held for sale in the amount of $7.4 million. During fiscal 2012, 2011 and 2010, the Company realized gains on the disposal of property and equipment of $12.4 million, $1.8 million and $5.6 million, respectively.

        Depreciation expense on property and equipment was $260 million, $258 million and $262 million for fiscal 2012, 2011 and 2010, respectively.

        Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2012, 2011 and 2010, as disclosed in Note 13.

        Other Assets—Other assets include investments in joint ventures accounted for by the equity method. The carrying values of these investments were approximately $5.2 million at February 2, 2013 and January 28, 2012. These joint ventures originally consisted of two shopping malls located in

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Denver, Colorado and Bonita Springs, Florida and one property located in Toledo, Ohio. During fiscal 2011, the Company sold its interest in the Denver, Colorado mall joint venture for $11.0 million, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.

        During fiscal 2011, the Company received a distribution of excess cash from a mall joint venture of $6.7 million and recorded a related gain of $4.2 million in income on (equity in losses of) joint ventures.

        At February 2, 2013 and January 28, 2012, other assets also included the deferred charge related to the REIT Transaction of $202.4 million and $207.2 million, respectively. Refer to Note 6 for a discussion of the REIT Transaction.

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

        GE Consumer Finance ("GE") owns and manages Dillard's proprietary credit cards ("proprietary cards") under a long-term marketing and servicing alliance ("Alliance") that expires in fiscal 2014. The Company's share of income earned under the Alliance is included as a component of service charges and other income. The Company received income of approximately $107 million, $96 million and $85 million from GE in fiscal 2012, 2011 and 2010, respectively. Further, pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.

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

        Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 2, 2013 and January 28, 2012, gift card liabilities of $57.5 million were included in trade accounts payable and accrued expenses and other liabilities.

        Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $77 million, $99 million and $107 million, net of cooperative advertising reimbursements of $33.5 million,

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

$33.8 million and $41.3 million for fiscal years 2012, 2011 and 2010, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

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

        Defined Benefit Retirement Plans—The Company's defined benefit retirement plan costs are accounted for using actuarial valuations. The Company recognizes the funded status of its defined benefit pension plans on the balance sheet and recognizes changes in the funded status that arise during the period but that are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

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

        Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2012.

        Reclassifications—Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

New Accounting Pronouncements

Fair Value Measurements and Disclosure

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This update was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. The adoption of this standard did not have a significant impact on the Company's financial statements.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI solely in the statement of stockholders' equity. This new update was effective for interim and annual periods beginning after December 15, 2011 and was applied retrospectively. The adoption of this standard changed the order and placement where certain financial statement items are presented but did not have any other impact on the Company's financial statements.

        In February 2013, the FASB issued ASU No. 2013-06, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company's consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The provisions in this update are effective prospectively beginning with the Company's first quarter of 2013, with early adoption permitted. The adoption of this update affects the format and presentation of its consolidated financial statements and the footnotes to the consolidated financial statements but will not have any other impact on the Company's financial statements.

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

Notes to Consolidated Financial Statements (Continued)

2. Business Segments (Continued)

        The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel	22	23	23
Ladies' accessories and lingerie	15	14	14
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	15
Home and furniture	5	6	6

	98	99	98
Construction segment	2	1	2

Total	100%	100%	100%

        The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2012 Construction	Consolidated
Net sales from external customers	$6,489,366	$103,803	$6,593,169
Gross profit	2,340,754	5,307	2,346,061
Depreciation and amortization	259,414	207	259,621
Interest and debt expense (income), net	69,719	(123)	69,596
Income before income taxes and income on (equity in losses of) joint ventures	479,181	569	479,750
Income on (equity in losses of) joint ventures	1,272	—	1,272
Total assets	4,011,835	36,909	4,048,744

(in thousands of dollars)	Retail Operations	Fiscal 2011 Construction	Consolidated
Net sales from external customers	$6,193,903	$69,697	$6,263,600
Gross profit	2,215,232	1,099	2,216,331
Depreciation and amortization	257,504	181	257,685
Interest and debt expense (income), net	72,218	(159)	72,059
Income (loss) before income taxes and income on (equity in losses of) joint ventures	399,813	(3,144)	396,669
Income on (equity in losses of) joint ventures	4,722	—	4,722
Total assets	4,266,511	39,626	4,306,137

Notes to Consolidated Financial Statements (Continued)

2. Business Segments (Continued)

(in thousands of dollars)	Retail Operations	Fiscal 2010 Construction	Consolidated
Net sales from external customers	$6,020,043	$100,918	$6,120,961
Gross profit	2,138,103	1,985	2,140,088
Depreciation and amortization	261,368	182	261,550
Interest and debt expense (income), net	74,009	(217)	73,792
Income (loss) before income taxes and income on (equity in losses of) joint ventures	269,644	(928)	268,716
Income on (equity in losses of) joint ventures	(4,646)	—	(4,646)
Total assets	4,332,262	41,904	4,374,166

        Intersegment construction revenues of $32.4 million, $37.3 million and $28.8 million were eliminated during consolidation and have been excluded from net sales for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

3. Revolving Credit Agreement

        At February 2, 2013, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with JPMorgan Securities LLC ("JPMorgan") and Wells Fargo Capital Finance, LLC as the agents for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires April 11, 2017. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.5% (1.70% at February 2, 2013) subject to certain availability thresholds as defined in the credit agreement.

        Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $871.5 million at February 2, 2013. No borrowings were outstanding at February 2, 2013. Letters of credit totaling $52.5 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $819 million at February 2, 2013. No borrowings were outstanding as of January 28, 2012. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $17.0 million and $72.6 million during fiscal 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt

        Long-term debt consists of the following:

(in thousands of dollars)	February 2, 2013	January 28, 2012
Unsecured notes, at rates ranging from 6.63% to 7.88%, due fiscal 2017 through fiscal 2028	$614,785	$670,155
Term note, payable monthly through fiscal 2012 and bearing interest at a rate of 5.93%	—	20,413
Mortgage note, payable monthly through fiscal 2012 and bearing interest at a rate of 9.25%	—	1,006

	614,785	691,574

Current portion	—	(76,789)

	$614,785	$614,785

        During fiscal 2011, the Company repurchased $5.7 million face amount of its 6.625% notes with an original maturity on January 15, 2018. This repurchase resulted in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.

        During fiscal 2010, the Company repurchased $1.2 million face amount of its 7.13% notes with an original maturity on August 1, 2018. This repurchase resulted in a pretax gain of approximately $21 thousand which was recorded in net interest and debt expense.

        There are no financial covenants under any of the debt agreements. There are no maturities of long-term debt during fiscal 2013 through fiscal 2016, and $87.2 million of long-term debt matures in fiscal 2017.

        Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Long-term debt:
Interest	$64,505	$67,915	$70,325
Gain on early retirement of long-term debt	—	(173)	(21)
Amortization of debt expense	1,845	1,732	1,714

	66,350	69,474	72,018
Interest on capital lease obligations	961	1,089	1,398
Revolving credit facility expenses	3,702	3,154	2,769
Investment interest income	(1,417)	(1,658)	(2,393)

	$69,596	$72,059	$73,792

        Interest paid during fiscal 2012, 2011 and 2010 was approximately $79.0 million, $80.8 million and $76.4 million, respectively.

Notes to Consolidated Financial Statements (Continued)

5. Trade Accounts Payable and Accrued Expenses

        Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 2, 2013	January 28, 2012
Trade accounts payable	$469,237	$452,408
Accrued expenses:
Taxes, other than income	63,890	67,822
Salaries, wages and employee benefits	63,361	64,544
Liability to customers	42,127	42,173
Interest	4,328	14,408
Rent	3,928	3,382
Other	6,898	10,916

	$653,769	$655,653

6. Income Taxes

        The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current:
Federal	$205,019	$141,473	$65,911
State	1,134	6,878	100

	206,153	148,351	66,011

Deferred:
Federal	(60,616)	(208,847)	18,126
State	(477)	(2,022)	313

	(61,093)	(210,869)	18,439

	$145,060	$(62,518)	$84,450

        A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Income tax at the statutory federal rate (inclusive of income on (equity in losses of) joint ventures)	$168,358	$140,487	$92,424
State income taxes, net of federal benefit (inclusive of income on (equity in losses of) joint ventures)	5,375	2,261	4,846
Net changes in unrecognized tax benefits, interest, and penalties /reserves	(1,766)	(565)	(6,062)
Tax benefit of federal credits	(2,759)	(3,702)	(2,473)
Changes in cash surrender value of life insurance policies	(1,160)	(982)	(1,218)
Changes in valuation allowance	(1,027)	(199,299)	(3,642)
Tax benefit of dividends paid to ESOP	(19,728)	(797)	(903)
Other	(2,233)	79	1,478

	$145,060	$(62,518)	$84,450

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        During fiscal 2012, income taxes included the recognition of tax benefits of approximately $19.7 million due to deductions for dividends paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan, $2.8 million related to federal tax credits, $1.2 million for the increase in the cash surrender value of life insurance policies, $1.8 million due to net decreases in unrecognized tax benefits, interest and penalties, $1.7 million for an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year, and $1.0 million related to decreases in valuation allowances related to state net operating loss carryforwards.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of February 2, 2013 and January 28, 2012 are as follows:

(in thousands of dollars)	February 2, 2013	January 28, 2012
Property and equipment bases and depreciation differences	$346,246	$408,003
Prepaid expenses	26,565	22,675
Joint venture bases differences	12,277	11,312
Differences between book and tax bases of inventory	52,306	62,794
Other	3,239	1,970

Total deferred tax liabilities	440,633	506,754

Accruals not currently deductible	(94,286)	(95,440)
Net operating loss carryforwards	(89,828)	(95,763)
State income taxes	(1,994)	(3,889)
Other	(199)	(442)

Total deferred tax assets	(186,307)	(195,534)
Net operating loss valuation allowance	62,712	64,870

Net deferred tax assets	(123,595)	(130,664)

Net deferred tax liabilities	$317,038	$376,090

        At February 2, 2013, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $90 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2013 and 2033. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $63 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

        Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	February 2, 2013	January 28, 2012
Net deferred tax liabilities—noncurrent	$255,652	$314,598
Net deferred tax liabilities—current	61,386	61,492

Net deferred tax liabilities	$317,038	$376,090

        The total amount of unrecognized tax benefits as of February 2, 2013 and January 28, 2012 was $5.4 million and $8.5 million, respectively, of which $3.9 million and $5.8 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of income during fiscal 2012, 2011 and 2010 was $(2.1) million, $(0.2) million and $(2.3) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of February 2, 2013 and January 28, 2012 was $1.4 million and $3.4 million, respectively.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Unrecognized tax benefits at beginning of period	$8,481	$9,106	$18,233
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	(3,676)	(955)	(6,461)
Gross increases—current period tax positions	993	1,314	861
Settlements	—	(525)	(3,527)
Lapse of statutes of limitation	(366)	(459)	—

Unrecognized tax benefits at end of period	$5,432	$8,481	$9,106

        The Company is currently under examination by various state and local taxing jurisdictions for various fiscal years. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2009 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

        The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's various state income tax audits and lapse of statutes of limitation. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.

        Income taxes paid, net of income tax refunds received, during fiscal 2012, 2011 and 2010 were approximately $179.3 million, $104.7 million and $57.7 million, respectively.

7. Subordinated Debentures

        At February 2, 2013, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

        At February 2, 2013, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

        The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

8. Benefit Plans

        The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $17,000 ($22,500 if

Notes to Consolidated Financial Statements (Continued)

8. Benefit Plans (Continued)

at least 50 years of age) or 75% of eligible pay. Eligible employees with one year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan. The Company incurred benefit plan expense of approximately $16 million, $16 million and $15 million for fiscal 2012, 2011 and 2010, respectively.

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

        The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	February 2, 2013	January 28, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$174,129	$132,293
Service cost	3,267	3,326
Interest cost	7,294	7,200
Actuarial (gain) loss	(4,640)	35,700
Benefits paid	(4,516)	(4,390)

Benefit obligation at end of year	$175,534	$174,129

Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	4,516	4,390
Benefits paid	(4,516)	(4,390)

Fair value of Pension Plan assets at end of year	$—	$—

Funded status (benefit obligation less Pension Plan assets)	$(175,534)	$(174,129)
Unamortized prior service costs	—	—
Unrecognized net actuarial loss	—	—
Intangible asset	—	—
Unrecognized net loss	—	—

Accrued benefit cost	$(175,534)	$(174,129)

Benefit obligation in excess of Pension Plan assets	$(175,534)	$(174,129)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(175,534)	$(174,129)

Net amount recognized	$(175,534)	$(174,129)

Accumulated benefit obligation at end of year	$(170,562)	$(167,148)

Notes to Consolidated Financial Statements (Continued)

8. Benefit Plans (Continued)

        Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2012 consisted of net actuarial losses and prior service cost of $50.5 million and $0.1 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2011 consisted of net actuarial losses and prior service cost of $60.3 million and $0.7 million, respectively. Pretax amounts recognized in accumulated other comprehensive loss for fiscal 2010 consisted of net actuarial losses and prior service cost of $26.6 million and $1.3 million, respectively.

        The accrued benefit liability is included in other liabilities.

        The estimated actuarial loss and prior service cost for the nonqualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year approximate $4.5 million and $0.1 million, respectively.

        The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had decreased to 4.0% as of February 2, 2013 from 4.3% as of January 28, 2012. Weighted average assumptions are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Discount rate—net periodic pension cost	4.3%	5.5%	5.7%
Discount rate—benefit obligations	4.0%	4.3%	5.5%
Rate of compensation increases	3.0%	3.0%	3.0%

        The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Components of net periodic benefit costs:
Service cost	$3,267	$3,326	$2,886
Interest cost	7,294	7,200	7,269
Net actuarial loss	5,132	1,967	2,376
Amortization of prior service cost	626	626	626

Net periodic benefit costs	$16,319	$13,119	$13,157

        The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2013	$4,820
2014	4,362
2015	7,163
2016	6,967
2017	8,012
2018 - 2022	45,566

Total payments for next ten fiscal years	$76,890

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity

        Capital stock is comprised of the following:

Type	Par Value	Shares Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

        Holders of Class A are empowered as a class to elect one-third of the members of the Board of Directors, and the holders of Class B are empowered as a class to elect two-thirds of the members of the Board of Directors. Shares of Class B are convertible at the option of any holder thereof into shares of Class A at the rate of one share of Class B for one share of Class A.

Stock Repurchase Programs

        All repurchases of the Company's Class A Common Stock were made at the market price at the trade date. Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

2012 Stock Plan

        In February 2012, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("2012 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. The 2012 Stock Plan has no expiration date. During fiscal 2012, the Company repurchased 2.4 million shares for $158.0 million at an average price of $66.39 per share. At February 2, 2013, $92.0 million of authorization remained under the 2012 Stock Plan.

May 2011 Stock Plan

        In May 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("May 2011 Stock Plan"). This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During fiscal 2011, the Company repurchased 5.0 million shares for $222.5 million at an average price of $44.77 per share. During fiscal 2012, the Company repurchased 439 thousand shares for $27.5 million at an average price of $62.71 per share, which completed the authorization under the May 2011 Stock Plan.

February 2011 Stock Plan

        In February 2011, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock ("February 2011 Stock Plan"). This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During fiscal 2011, the Company repurchased 6.0 million

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

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

2007 Stock Plan

        In November 2007, the Company's Board of Directors approved the repurchase of up to $200 million of the Company's Class A Common Stock ("2007 Stock Plan"). Availability under the 2007 Stock Plan at the beginning of fiscal 2010 was $182.6 million. During fiscal 2010, the Company repurchased 7.2 million shares of stock for approximately $182.6 million at an average price of $25.39 per share, which completed the remaining authorization under the 2007 Stock Plan.

10. Earnings per Share

        Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

        Earnings per common share has been computed as follows:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$335,962	$335,962	$463,909	$463,909	$179,620	$179,620

Average shares of common stock outstanding	48,125	48,125	53,515	53,515	66,922	66,922
Dilutive effect of stock-based compensation	—	786	—	933	—	252

Total average equivalent shares	48,125	48,911	53,515	54,448	66,922	67,174

Per share of common stock:
Net income	$6.98	$6.87	$8.67	$8.52	$2.68	$2.67

        No stock options were outstanding at February 2, 2013, and 2,245,000 and 3,351,869 of stock options were outstanding at January 28, 2012 and January 29, 2011, respectively.

11. Stock-Based Compensation

        The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. As of February 2, 2013, 7,547,451 shares were available for

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

grant under the plans, and 7,547,451 shares of Class A Common Stock were reserved for issuance under the stock option plans. There were no stock options granted during fiscal 2012, 2011 and 2010.

        During fiscal 2012, the remaining 2,245,000 of stock options outstanding were exercised, and the Company retired 1,169,218 in shares tendered relative to these exercises. The Company uses the par value method of accounting for shares repurchased under stock option plans. As a result of these share repurchases during fiscal 2012, the Company reduced common stock and additional paid-in capital by an aggregate of $8.8 million and charged $93.9 million to retained earnings.

        Stock option transactions are summarized as follows:

Fiscal 2012
Stock Options	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,245,000	$25.74
Granted	—	—
Exercised	(2,245,000)	25.74
Expired	—	—

Outstanding, end of year	—	—

Options exercisable at year-end	—	—

        The intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was approximately $135.7 million, $28.2 million and $8.5 million, respectively.

12. Commitments and Contingencies

        Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Operating leases:
Buildings:
Minimum rentals	$17,356	$19,509	$20,137
Contingent rentals	5,180	4,491	3,884
Equipment	12,302	24,110	27,024

	$34,838	$48,110	$51,045

        Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        The future minimum rental commitments as of February 2, 2013 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2013	$21,353	$2,488
2014	19,683	1,428
2015	18,049	1,428
2016	12,718	1,428
2017	7,564	1,428
After 2017	9,684	4,659

Total minimum lease payments	$89,051	12,859

Less amount representing interest		(3,625)

Present value of net minimum lease payments (of which $1,710 is currently payable)		$9,234

        Renewal options from three to 25 years exist on the majority of leased properties.

        At February 2, 2013, the Company is committed to incur costs of approximately $1 million to acquire, complete and furnish certain stores and equipment.

        At February 2, 2013, letters of credit totaling $52.5 million were issued under the Company's $1.0 billion revolving credit facility.

        Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

13. Asset Impairment and Store Closing Charges

        During fiscal 2012, the Company recorded a pretax charge of $1.6 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale and of an operating property, both of which the Company has currently contracted to sell.

        During fiscal 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale.

        During fiscal 2010, the Company recorded a pretax charge of $2.2 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale.

Notes to Consolidated Financial Statements (Continued)

13. Asset Impairment and Store Closing Charges (Continued)

        The following is a summary of the activity in the reserve established for store closing charges:

(in thousands of dollars)	Balance, Beginning of Year	Adjustments and Charges*	Cash Payments	Balance, End of Year
Fiscal 2012
Rent, property taxes and utilities	$738	$873	$1,360	$251
Fiscal 2011
Rent, property taxes and utilities	1,360	1,035	1,657	738
Fiscal 2010
Rent, property taxes and utilities	2,498	680	1,818	1,360

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

        The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at February 2, 2013 and January 28, 2012 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at February 2, 2013 and January 28, 2012 were approximately $672 million and $691 million, respectively. The carrying value of the Company's long-term debt at February 2, 2013 and January 28, 2012 was approximately $615 million and $692 million, respectively. The fair value of the subordinated debentures at February 2, 2013 and January 28, 2012 was approximately $204 million and $198 million, respectively. The carrying value of the subordinated debentures at February 2, 2013 and January 28, 2012 was $200 million.

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Disclosures (Continued)

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

  •
  Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

		Basis of Fair Value Measurements
(in thousands)	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for use
As of February 2, 2013	$5,000	$—	$5,000	$—
Long-lived assets held for sale
As of February 2, 2013	$7,358	$—	$940	$6,418
As of January 28, 2012	17,348	—	—	17,348
As of January 29, 2011	27,548	—	—	27,548

Long-lived assets held for use

        During fiscal 2012, long-lived assets held for use were written down to their fair value of $5.0 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the period. The input used to calculate the fair value of these long-lived assets held for use was based upon a contract the Company has currently entered to sell the assets.

Long-lived assets held for sale

        During fiscal 2012, the Company sold five former retail store locations with carrying values totaling $9.4 million. During fiscal 2012, long-lived assets held for sale were written down to their fair value of $7.4 million, resulting in an impairment charge of $0.6 million, which was included in earnings for the period. The input used to calculate the fair value of $0.9 million of these long-lived assets held for sale was based upon a contract the Company has currently entered to sell the assets. The inputs used to calculate the fair value of $6.4 million of these long-lived assets held for sale included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

        During fiscal 2011, the Company sold two former retail store locations with carrying values totaling $9.0 million. During fiscal 2011, long-lived assets held for sale were written down to their fair value of $17.3 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Disclosures (Continued)

        During fiscal 2010, the Company sold three vacant retail store properties with carrying values of $4.2 million. During fiscal 2010, long-lived assets held for sale were written down to their fair value of $27.5 million, resulting in an impairment charge of $2.2 million, which was included in earnings for the period.

        The inputs used to calculate the fair value of these long-lived assets held for sale during fiscal 2011 and 2010 included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.

15. Quarterly Results of Operations (unaudited)

	Fiscal 2012, Three Months Ended
(in thousands of dollars, except per share data)	April 28	July 28	October 27	February 2
Net sales	$1,549,319	$1,487,925	$1,449,623	$2,106,302
Gross profit	592,406	500,123	530,000	723,532
Net income	94,983	31,022	48,514	161,443
Diluted earnings per share:
Net income	$1.89	$0.63	$1.01	$3.36

	Fiscal 2011, Three Months Ended
(in thousands of dollars, except per share data)	April 30	July 30	October 29	January 28
Net sales	$1,469,198	$1,441,747	$1,382,612	$1,970,043
Gross profit	569,173	478,224	501,533	667,401
Net income	76,677	17,565	228,171	141,496
Diluted earnings per share:
Net income	$1.31	$0.32	$4.31	$2.77

        Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

        Quarterly information for fiscal 2012 and fiscal 2011 includes the following items:

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

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Results of Operations (unaudited) (Continued)

Third Quarter

2012

  •
  a $1.1 million pretax gain ($0.7 million after tax or $0.01 per share) related to the sale of two former retail store locations.

  •
  a $1.7 million income tax benefit ($0.04 per share) due to a reversal of a valuation allowance related to a deferred tax asset consisting of a capital loss carryforward.

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

Fourth Quarter

2012

  •
  a $10.3 million pretax gain ($6.8 million after tax or $0.14 per share) related to the sale of a former retail store location.

  •
  a $1.6 million pretax charge ($1.1 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of a property held for sale and of an operating property.

  •
  an $18.1 million income tax benefit ($0.38 per share) due to a one-time deduction related to dividends paid to the Dillard's Inc. Investment and Employee Stock Ownership Plan.

2011

  •
  a $44.5 million pretax gain ($28.7 million after tax or $0.56 per share), net of settlement related expenses, related to the settlement of a lawsuit with JDA Software Group for $57.0 million.

Exhibit Index

Number	Description
*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140), as amended (Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997 in 1-6140).

*3(b)	Amended and Restated By-Laws as currently in effect (Exhibit 4.2 to Form S-8 filed November 27, 2007 in 333-147636).

*4	Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114, Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in 1-6140 and Exhibit 4-q in 333-59183).

**10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993 in 1-6140).

**10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in 1-6140).

**10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in 1-6140).

**10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in 1-6140).

**10(e)	Dillard's, Inc. Stock Bonus Plan (Exhibit 10.1 to Form 10-Q dated June 9, 2005 in File No. 1-6140).

**10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q dated June 9, 2005 in File No. 1-6140).

**10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan (Exhibit 10.3 to Form 10-Q dated June 9, 2005 in File No. 1-6140).

**10(h)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 17, 2007 in 1-6140).

*10(i)	Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillard's, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(j)	Private Label Credit Card Program Agreement between Dillard's, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in 1-6140).

*10(k)	Second Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated April 13, 2012 in File No. 1-6140).

21	Subsidiaries of Registrant.

23(a)	Consent of Independent Registered Public Accounting Firm.

23(b)	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-1

Number	Description
32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference as indicated.

**
A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

E-2