Form 10-Q
period 2013-05-04
DILLARDS INC
filed 2013-06-05
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of June 1, 2013    42,309,258

CLASS B COMMON STOCK as of June 1, 2013     4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	May 4,	February 2,	April 28,
	2013	2013	2012
Assets
Current assets:
Cash and cash equivalents	$155,958	$124,060	$250,685
Accounts receivable	27,806	31,519	30,802
Merchandise inventories	1,544,118	1,294,581	1,499,604
Other current assets	47,431	41,820	45,825

Total current assets	1,775,313	1,491,980	1,826,916

Property and equipment (net of accumulated depreciation and amortization of $2,225,365, $2,167,477 and $2,288,698)	2,228,095	2,287,015	2,411,400
Other assets	257,752	269,749	277,718

Total assets	$4,261,160	$4,048,744	$4,516,034

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$847,625	$653,769	$813,948
Current portion of long-term debt	—	—	76,326
Current portion of capital lease obligations	1,316	1,710	2,345
Federal and state income taxes including current deferred taxes	140,772	111,637	128,988

Total current liabilities	989,713	767,116	1,021,607

Long-term debt	614,785	614,785	614,785
Capital lease obligations	7,340	7,524	8,574
Other liabilities	226,228	233,492	245,584
Deferred income taxes	247,679	255,652	301,724
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,237	1,237	1,227
Additional paid-in capital	932,495	932,495	834,625
Accumulated other comprehensive loss	(26,265)	(31,275)	(38,116)
Retained earnings	3,214,446	3,099,566	3,199,848
Less treasury stock, at cost	(2,146,498)	(2,031,848)	(1,873,824)

Total stockholders’ equity	1,975,415	1,970,175	2,123,760

Total liabilities and stockholders’ equity	$4,261,160	$4,048,744	$4,516,034

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	May 4,	April 28,
	2013	2012

Net sales	$1,549,136	$1,549,319
Service charges and other income	40,245	36,693

	1,589,381	1,586,012

Cost of sales	937,785	956,913
Selling, general and administrative expenses	390,196	393,238
Depreciation and amortization	65,116	64,020
Rentals	5,571	8,265
Interest and debt expense, net	16,310	17,455
Gain on disposal of assets	(12,345)	(997)
Asset impairment and store closing charges	6,527	—

Income before income taxes and income on and equity in losses of joint ventures	180,221	147,118
Income taxes	63,420	52,970
Income on and equity in losses of joint ventures	409	835

Net income	117,210	94,983

Retained earnings at beginning of period	3,099,566	3,107,344
Cash dividends declared	(2,330)	(2,479)

Retained earnings at end of period	$3,214,446	$3,199,848

Earnings per share:
Basic	$2.50	$1.92

Diluted	$2.50	$1.89

Cash dividends declared per common share	$0.05	$0.05

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	May 4,	April 28,
	2013	2012

Net income	$117,210	$94,983
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $3,098 and $522)	5,010	918

Comprehensive income	$122,220	$95,901

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	May 4,	April 28,
	2013	2012

Operating activities:
Net income	$117,210	$94,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing	65,608	64,488
Gain on disposal of assets	(12,345)	(997)
Asset impairment and store closing charges	6,527	—
Excess tax benefits from share-based compensation	—	(1,316)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,713	(2,094)
Increase in merchandise inventories	(249,537)	(195,480)
Increase in other current assets	(5,611)	(11,200)
Decrease in other assets	2,179	1,239
Increase in trade accounts payable and accrued expenses and other liabilities	187,972	167,019
Increase (decrease) in income taxes payable	21,162	(18,180)

Net cash provided by operating activities	136,878	98,462

Investing activities:
Purchases of property and equipment	(7,263)	(47,499)
Proceeds from disposal of assets	17,511	7,833

Net cash provided by (used in) investing activities	10,248	(39,666)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(578)	(1,009)
Purchase of treasury stock	(114,650)	(27,512)
Issuance cost of line of credit	—	(5,256)
Cash dividends paid	—	(2,496)
Proceeds from stock issuance	—	2,574
Excess tax benefits from share-based compensation	—	1,316

Net cash used in financing activities	(115,228)	(32,383)

Increase in cash and cash equivalents	31,898	26,413
Cash and cash equivalents, beginning of period	124,060	224,272

Cash and cash equivalents, end of period	$155,958	$250,685

Non-cash transactions:
Accrued capital expenditures	$1,300	$1,700
Stock awards	—	1,941

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                           Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three months ended May 4, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 28, 2013.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended May 4, 2013
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,530,000	$19,136	$1,549,136
Gross profit	609,889	1,462	611,351
Depreciation and amortization	65,057	59	65,116
Interest and debt expense (income), net	16,330	(20)	16,310
Income before income taxes and income on and equity in losses of joint ventures	179,899	322	180,221
Income on and equity in losses of joint ventures	409	—	409
Total assets	4,230,148	31,012	4,261,160

	Three Months Ended April 28, 2012
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$1,521,975	$27,344	$1,549,319
Gross profit	591,063	1,343	592,406
Depreciation and amortization	63,975	45	64,020
Interest and debt expense (income), net	17,490	(35)	17,455
Income before income taxes and income on and equity in losses of joint ventures	146,968	150	147,118
Income on and equity in losses of joint ventures	835	—	835
Total assets	4,474,037	41,997	4,516,034

Intersegment construction revenues of $1.7 million and $7.9 million were eliminated during consolidation and have been excluded from net sales for the quarters ended May 4, 2013 and April 28, 2012, respectively.

Note 3.                           Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the quarters ended May 4, 2013 and April 28, 2012, and no stock options were outstanding at May 4, 2013.  The intrinsic value of stock options exercised during the quarter ended April 28, 2012 was $3.7 million.

Note 4.                           Asset Impairment and Store Closing Charges

During the quarter ended May 4, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

There were no asset impairment and store closing charges recorded during the quarter ended April 28, 2012.

Following is a summary of the activity in the reserve established for store closing charges for the quarter ended May 4, 2013:

(in thousands)	Balance, Beginning of Period	Adjustments and Charges*	Cash Payments	Balance, End of Period

Rentals, property taxes and utilities	$251	$54	$115	$190

* included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5.                           Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 4,	April 28,
	2013	2012
Basic:
Net income	$117,210	$94,983

Weighted average shares of common stock outstanding	46,936	49,380

Basic earnings per share	$2.50	$1.92

	Three Months Ended
	May 4,	April 28,
	2013	2012
Diluted:
Net income	$117,210	$94,983

Weighted average shares of common stock outstanding	46,936	49,380
Dilutive effect of stock-based compensation	—	930
Total weighted average equivalent shares	46,936	50,310

Diluted earnings per share	$2.50	$1.89

No stock options were outstanding at May 4, 2013, and total stock options outstanding were 2,145,000 at April 28, 2012.

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

At May 4, 2013, letters of credit totaling $47.3 million were issued under the Company’s $1.0 billion revolving credit facility.

Note 7.                           Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $0.7 million during the quarter ended May 4, 2013.  The Company expects to make contributions to the Pension Plan of approximately $2.0 million for the remainder of fiscal 2013.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Components of net periodic benefit costs:
Service cost	$1,059	$817
Interest cost	1,696	1,823
Net actuarial loss	753	1,283
Amortization of prior service cost	24	157
Plan curtailment gain	(1,480)	—
Net periodic benefit costs	$2,052	$4,080

Net periodic benefit costs are included in selling, general and administrative expenses.

Note 8.    Revolving Credit Agreement

At May 4, 2013, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires April 11, 2017.

Borrowings under the credit agreement accrue interest starting at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.70% at May 4, 2013) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at May 4, 2013.  No borrowings were outstanding at May 4, 2013.  Letters of credit totaling $47.3 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $953 million at May 4, 2013.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.375% of the committed amount less outstanding borrowings and letters of credit.

Note 9.    Stock Repurchase Programs

All repurchases of the Company’s Class A Common Stock were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

2013 Stock Plan

In March 2013, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“2013 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  During the quarter ended May 4, 2013, the Company repurchased 0.3 million shares for $22.7 million at an average price of $79.04 per share.  At May 4, 2013, $227.3 million of authorization remained under the 2013 Stock Plan.

2012 Stock Plan

In February 2012, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“2012 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  No repurchases were made during the quarter ended April 28, 2012.  During the quarter ended May 4, 2013, the Company repurchased 1.2 million shares for $92.0 million at an average price of $79.14 per share, which completed the authorization under the 2012 Stock Plan.

May 2011 Stock Plan

In May 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“May 2011 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the quarter ended April 28, 2012, the Company repurchased 439 thousand shares for $27.5 million at an average price of $62.71 per share, which completed the authorization under the May 2011 Stock Plan.

Note 10.    Income Taxes

During the quarter ended May 4, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the quarter ended April 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included net decreases in unrecognized tax benefits primarily related to statute lapses.

Note 11.                    Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL for the three months ended May 4, 2013 are summarized as follows (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement Where Net Income is Presented

Defined benefit pension plan items
Amortization of prior service costs	$24	(1)
Amortization of actuarial losses	753	(1)
Plan curtailment gain	7,331	(2)
	8,108	Total before tax
	3,098	Income tax expense
	$5,010	Total net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

(2)         The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12.                    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) for the three months ended May 4, 2013 are summarized as follows (in thousands):

Defined Benefit Pension Plan Items

Beginning balance	$31,275

Other comprehensive income before reclassifications	—
Amounts reclassified from AOCL	(5,010)
Net other comprehensive income	(5,010)

Ending balance	$26,265

Note 13.    Gain on Disposal of Assets

During the quarter ended May 4, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the quarter ended May 4, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices or dealer quotes.

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at May 4, 2013 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at May 4, 2013 was approximately $686 million.  The carrying value of the Company’s long-term debt at May 4, 2013 was approximately $615 million.  The fair value of the subordinated debentures at May 4, 2013 was approximately $207 million.   The carrying value of the subordinated debentures at May 4, 2013 was $200 million.

During the quarter ended May 4, 2013, the Company recognized an impairment charge of $5.4 million on certain cost method investments.  The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary.  These investments are recorded in other assets on the balance sheet.

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

•                       Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Items	Inputs	Inputs
(in thousands)	of Assets	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for use
As of May 4, 2013	$3,000	$—	$3,000	$—

Long-lived assets held for use

During the quarter ended May 4, 2013, an additional long-lived asset group held for use was written down to its fair value of $3.0 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets held for use was based upon an offer to purchase the property.

Note 15.                    Recently Issued Accounting Standards

Presentation of Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The provisions in this update were effective prospectively beginning with the Company’s first quarter of 2013. The adoption of this update affected the format and presentation of the Company’s consolidated financial statements and the footnotes thereto but did not have any other impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 2, 2013.

EXECUTIVE OVERVIEW

Our first quarter of fiscal 2013 produced record operating results over our previous record first quarter performance set last year.  Comparable store sales were up for the eleventh consecutive quarter, while gross profit from retail operations improved 110 basis points of sales and operating spending was down.  Net income increased to $117.2 million, or $2.50 per share — our highest historical first fiscal quarter earnings and earnings per share performances — compared to $95.0 million, or $1.89 per share, for the first quarter of last year.  These results combined with improved operating cash flow enabled us to repurchase $114.7 million of our Class A Common Stock during the quarter under our existing share repurchase plans.

Included in net income for the quarter ended May 4, 2013 were:

•                  an $11.7 million pretax gain ($7.6 million after tax or $0.16 per share) related to the sale of an investment,

•                  a $1.5 million pretax gain ($1.0 million after tax or $0.02 per share) related to a pension adjustment and

•                  a $6.5 million pretax charge ($4.2 million after tax or $0.09 per share) for asset impairment and store closing charges related to the write-down of an operating property and certain cost method investments.

Highlights of the quarter ended May 4, 2013 as compared to the quarter ended April 28, 2012 included:

•                  net income of $117.2 million ($2.50 per share) compared to $95.0 million ($1.89 per share), respectively,

•                  a comparable store sales increase of 1%,

•                  retail gross profit improvement of 110 basis points of sales,

•                  a decrease in operating expenses of $3.0 million (20 basis points of sales),

•                  a 39% increase in cash flow from operations to $136.9 million from $98.5 million and

•                  the repurchase of $114.7 million (1.4 million shares) of Class A Common Stock.

As of May 4, 2013, we had working capital of $785.6 million, cash and cash equivalents of $156.0 million and $814.8 million of total debt outstanding, excluding capital lease obligations.  We operated 301 Dillard’s locations, including 18 clearance centers, and an internet store as of May 4, 2013, a decrease of 3 stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales (in millions)	$1,549.1	$1,549.3
Retail stores sales trend	1%	5%
Comparable retail stores sales trend	1%	5%
Gross profit (in millions)	$611.4	$592.4
Gross profit as a percentage of net sales	39.5%	38.2%
Retail gross profit as a percentage of net sales	39.9%	38.8%
Selling, general and administrative expenses as a percentage of net sales	25.2%	25.4%
Cash flow from operations (in millions)	$136.9	$98.5
Total retail store count at end of period	301	304
Retail sales per square foot	$31	$30
Comparable retail store inventory trend	4%	1%
Retail merchandise inventory turnover	2.7	2.7

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

Service charges and other income.  Service charges and other income include income generated through the long-term marketing and servicing alliance (“Alliance”) with GE Consumer Finance (“GE”), which owns and manages the Dillard’s branded proprietary cards.  Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.

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

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the gain on the sale of an investment.

Asset impairment and store closing charges.  Asset impairment and store closing charges consist of (a) write-downs to fair value of under-performing or held for sale properties and of cost method investments and (b) exit costs associated with the closure of certain stores.  Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 4,	April 28,
	2013	2012
Net sales	100.0%	100.0%
Service charges and other income	2.6	2.4
	102.6	102.4

Cost of sales	60.5	61.8

Selling, general and administrative expenses	25.2	25.4
Depreciation and amortization	4.2	4.1
Rentals	0.4	0.5
Interest and debt expense, net	1.1	1.1
Gain on disposal of assets	(0.8)	(0.1)
Asset impairment and store closing charges	0.4	0.0

Income before income taxes and income on and equity in losses of joint ventures	11.6	9.5
Income taxes	4.1	3.4
Income on and equity in losses of joint ventures	0.0	0.1

Net income	7.6%	6.1%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change
Net sales:
Retail operations segment	$1,530,000	$1,521,975	$8,025
Construction segment	19,136	27,344	(8,208)
Total net sales	$1,549,136	$1,549,319	$(183)

The percent change in the Company’s sales by segment and product category for the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012, as well as the sales percentage by segment and product category to total net sales, is as follows:

		% of
	% Change 2013-2012	Net Sales
Retail operations segment
Cosmetics	0.4%	16%
Ladies’ apparel	(2.5)	23
Ladies’ accessories and lingerie	8.9	15
Juniors’ and children’s apparel	2.5	9
Men’s apparel and accessories	(1.9)	16
Shoes	1.8	16
Home and furniture	(8.7)	4
		99
Construction segment	(30.0)	1
Total		100%

Net sales from the retail operations segment increased $8.0 million during the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012, increasing 1% in both total and comparable stores.  Sales of ladies’ accessories and lingerie increased significantly over the prior year period, and sales of shoes and juniors’ and children’s apparel increased moderately.  Sales of cosmetics were essentially flat over the prior year period.  Sales of ladies’ apparel and men’s apparel and accessories decreased moderately over the prior year period while sales in the home and furniture category declined significantly.

We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2013 as compared to fiscal 2012; however, there can be no guarantee of improved sales performance.

The number of sales transactions decreased 2% for the quarter ended May 4, 2013 over the prior year period while the average dollars per sales transaction increased 2%.  We recorded an allowance for sales returns of $7.6 million and $8.9 million for the quarters ended May 4, 2013 and April 28, 2012, respectively.

During the quarter ended May 4, 2013, net sales from the construction segment decreased $8.2 million or 30% compared to the prior year first quarter due to a shift in the timing of certain construction projects.   We believe we will see some sales growth in the construction segment during fiscal 2013; however, there is no guarantee of improved sales performance.  The backlog of awarded construction contracts at May 4, 2013 totaled $55.7 million.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change	% Change
Service charges and other income:
Retail operations segment
Leased department income	$2,245	$2,488	$(243)	(9.8)%
Income from GE marketing and servicing alliance	27,408	25,188	2,220	8.8
Shipping and handling income	4,784	4,352	432	9.9
Other	5,802	4,646	1,156	24.9
	40,239	36,674	3,565	9.7
Construction segment	6	19	(13)	(68.4)
Total service charges and other income	$40,245	$36,693	$3,552	9.7%

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012 primarily due to increases in finance charges and decreased credit losses.

Gross Profit

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	Change
Gross profit:
Retail operations segment	$609,889	$591,063	$18,826
Construction segment	1,462	1,343	119
Total gross profit	$611,351	$592,406	$18,945

Gross profit as a percentage of segment net sales:
Retail operations segment	39.9%	38.8%	1.1%
Construction segment	7.6	4.9	2.7
Total gross profit as a percentage of net sales	39.5	38.2	1.3

Gross profit improved 130 basis points of sales during the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012.  Gross profit from retail operations improved 110 basis points of sales during the same comparable periods as a result of decreased markdowns partially offset by decreased markups.  Inventory in total and comparable stores increased 3% and 4%, respectively, as of May 4, 2013 compared to April 28, 2012.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the quarter ended May 4, 2013.

During the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012, gross margin improved significantly in the home and furniture category and improved moderately in men’s apparel and accessories and ladies’ accessories and lingerie.  Gross margin was essentially flat in cosmetics and juniors’ and children’s apparel while shoes and ladies’ apparel were down slightly.

We believe that gross profit from retail operations will improve slightly during fiscal 2013 as compared to fiscal 2012; however, there can be no guarantee of improved gross profit performance.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change	% Change
SG&A:
Retail operations segment	$389,095	$392,049	$(2,954)	(0.8)%
Construction segment	1,101	1,189	(88)	(7.4)
Total SG&A	$390,196	$393,238	$(3,042)	(0.8)%

SG&A as a percentage of segment net sales:
Retail operations segment	25.4%	25.8%
Construction segment	5.8	4.3
Total SG&A as a percentage of net sales	25.2	25.4

SG&A improved $3.0 million or 20 basis points of sales during the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012.  Decreases in advertising expense ($3.1million) were offset by increases in payroll ($3.8 million), primarily of selling payroll.  During the quarter ended May 4, 2013, the Company also recorded a $1.5 million pretax credit to pension expense for a gain from a pension plan curtailment.

We believe that SG&A will improve slightly as a percentage of sales during fiscal 2013 as compared to fiscal 2012; however, there can be no guarantee of improved SG&A performance.

Rentals

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change	% Change
Rentals:
Retail operations segment	$5,558	$8,252	$(2,694)	(32.6)%
Construction segment	13	13	—	—
Total rentals	$5,571	$8,265	$(2,694)	(32.6)%

The decrease in rental expense for the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012 was primarily due to a reduction in the amount of equipment leased by the Company.

We believe that rental expense will decline during fiscal 2013, with a current projected reduction of $8 million from fiscal 2012, primarily as a result of the expiration of certain equipment leases.

Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change	% Change
Interest and debt expense (income), net:
Retail operations segment	$16,330	$17,490	$(1,160)	(6.6)%
Construction segment	(20)	(35)	15	42.9
Total interest and debt expense, net	$16,310	$17,455	$(1,145)	(6.6)%

The decrease in net interest and debt expense for the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012 is primarily attributable to lower average debt levels.  Total weighted average debt decreased approximately $74.5 million during the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012.

Gain on Disposal of Assets

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change
Gain on disposal of assets:
Retail operations segment	$12,338	$997	$11,341
Construction segment	7	—	7
Total gain on disposal of assets	$12,345	$997	$11,348

During the quarter ended May 4, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the quarter ended May 4, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

During the quarter ended April 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

Asset Impairment and Store Closing Charges

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change
Asset impairment and store closing charges:
Retail operations segment	$6,527	$—	$6,527
Construction segment	—	—	—
Total asset impairment and store closing charges	$6,527	$—	$6,527

During the quarter ended May 4, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

There were no asset impairment and store closing charges recorded during the quarter ended April 28, 2012.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.1% and 35.8% for the quarters ended May 4, 2013 and April 28, 2012, respectively.  During the quarter ended May 4, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the quarter ended April 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included net decreases in unrecognized tax benefits primarily related to statute lapses.

The Company expects the fiscal 2013 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2013 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

LIQUIDITY AND CAPITAL RESOURCES

A summary of net cash flows for the quarters ended May 4, 2013 and April 28, 2012 follows:

	Three Months Ended
(in thousands of dollars)	May 4, 2013	April 28, 2012	$ Change
Operating Activities	$136,878	$98,462	$38,416
Investing Activities	10,248	(39,666)	49,914
Financing Activities	(115,228)	(32,383)	(82,845)
Total Cash Provided	$31,898	$26,413	$5,485

Net cash flows from operations increased $38.4 million during the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012, primarily from an increase in net income, as adjusted for non-cash items, of $19.8 million.  Cash flows from operations also increased $18.6 million over the prior year first quarter related to changes in working capital items, primarily of increases in income taxes payable and accounts payable partially offset by increases of inventories.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $27.4 million and $25.2 million from GE during the quarters ended May 4, 2013 and April 28, 2012, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2013 compared to fiscal 2012.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the quarter ended May 4, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the quarter ended May 4, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

During the quarter ended April 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

Capital expenditures were $7.3 million and $47.5 million for the quarters ended May 4, 2013 and April 28, 2012, respectively.  The current year expenditures were primarily for the remodeling of existing stores.  During the quarter ended May 4, 2013, we closed our Cache Valley Mall location in Logan, Utah (94,000 square feet).  We have also announced the upcoming closure of our Randolph Mall location in Asheboro, North Carolina (60,000 square feet), which is expected to close during the third quarter of fiscal 2013 with minimal closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

Capital expenditures for fiscal 2013 are expected to be approximately $150 million compared to actual expenditures of $137 million during fiscal 2012.  While there are no planned store openings for fiscal 2013, we expect to begin construction of two new stores later this year at the The Mall at University Town Center in Sarasota, Florida (180,000 square feet) and The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet), both of which are expected to open during the third quarter of fiscal 2014.

The Company had cash on hand of approximately $156.0 million as of May 4, 2013.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at May 4, 2013.  No borrowings were outstanding at May 4,

2013.  Letters of credit totaling $47.3 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $953 million at May 4, 2013.

During the quarter ended May 4, 2013, the Company repurchased 1.4 million shares of stock for $114.7 million at an average price of $79.12 per share under the Company’s 2013 and 2012 Stock Plans.  During the quarter ended April 28, 2012, the Company repurchased 439 thousand shares of stock for $27.5 million at an average price of $62.71 per share under its May 2011 Stock Plan.  At May 4, 2013, no authorization remained under the 2012 and May 2011 Stock Plans, and $227.3 million of authorization remained under the Company’s 2013 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

No dividends were paid during the quarter ended May 4, 2013, and $2.5 million of dividends were paid during the quarter ended April 28, 2012.  Historically, our dividends declared during the fourth quarter of a fiscal year were paid during the first quarter of the following fiscal year; however, the dividends declared during the fourth quarter of fiscal 2012 were expedited and paid during that same quarter.

During fiscal 2013, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  During fiscal 2013, the Company expects peak borrowings to be at similar levels as fiscal 2012.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations,  in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

NEW ACCOUNTING STANDARDS

Presentation of Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The provisions in this update were effective prospectively beginning with the Company’s first quarter of 2013. The adoption of this update affected the format and presentation of the Company’s consolidated financial statements and the footnotes thereto but did not have any other impact on the Company’s financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,”, “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2013 and fiscal 2014.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 2, 2013, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 5, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2013 through March 2, 2013	473,294	$78.46	473,294	$54,839,060
March 3, 2013 through April 6, 2013	975,759	79.44	975,759	227,324,473
April 7, 2013 through May 4, 2013	—	—	—	—
Total	1,449,053	$79.12	1,449,053	$227,324,473

During the quarter ended May 4, 2013, the Company completed the remaining $92.0 million authorization under the 2012 Stock Plan.  In March 2013, the Company announced that the Board of Directors authorized the repurchase of up to an additional $250 million of its Class A Common Stock under the 2013 Stock Plan, which has no fixed or scheduled termination date.  Reference is made to the discussion in Note 9, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	June 5, 2013	/s/ James I. Freeman
James I. Freeman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)