Form 10-Q
period 2013-08-03
DILLARDS INC
filed 2013-09-03
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 27, 2013      41,806,487

CLASS B COMMON STOCK as of August 27, 2013        4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	August 3,	February 2,	July 28,
	2013	2013	2012

Assets
Current assets:
Cash and cash equivalents	$113,735	$124,060	$162,533
Accounts receivable	26,239	31,519	33,414
Merchandise inventories	1,459,284	1,294,581	1,362,077
Other current assets	50,067	41,820	44,525

Total current assets	1,649,325	1,491,980	1,602,549

Property and equipment (net of accumulated depreciation and amortization of $2,288,603, $2,167,477 and $2,352,658)	2,198,693	2,287,015	2,388,107
Other assets	259,445	269,749	270,806

Total assets	$4,107,463	$4,048,744	$4,261,462

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$713,103	$653,769	$699,026
Current portion of long-term debt	—	—	75,857
Current portion of capital lease obligations	918	1,710	2,369
Other short-term borrowings	—	—	24,000
Federal and state income taxes including current deferred taxes	83,512	111,637	74,342

Total current liabilities	797,533	767,116	875,594

Long-term debt	614,785	614,785	614,785
Capital lease obligations	7,150	7,524	7,997
Other liabilities	229,155	233,492	246,620
Deferred income taxes	248,002	255,652	294,989
Subordinated debentures	200,000	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,237	1,237	1,227
Additional paid-in capital	933,264	932,495	837,401
Accumulated other comprehensive loss	(25,785)	(31,275)	(37,198)
Retained earnings	3,248,620	3,099,566	3,228,474
Less treasury stock, at cost	(2,146,498)	(2,031,848)	(2,008,427)

Total stockholders’ equity	2,010,838	1,970,175	2,021,477

Total liabilities and stockholders’ equity	$4,107,463	$4,048,744	$4,261,462

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net sales	$1,479,852	$1,487,925	$3,028,988	$3,037,244
Service charges and other income	36,944	37,257	77,189	73,950

	1,516,796	1,525,182	3,106,177	3,111,194

Cost of sales	976,822	987,802	1,914,607	1,944,715
Selling, general and administrative expenses	398,218	398,788	788,414	792,026
Depreciation and amortization	64,244	64,215	129,360	128,235
Rentals	5,532	8,641	11,103	16,906
Interest and debt expense, net	16,246	17,673	32,556	35,128
Gain on disposal of assets	(24)	(142)	(12,369)	(1,139)
Asset impairment and store closing charges	—	—	6,527	—

Income before income taxes and income on and equity in losses of joint ventures	55,758	48,205	235,979	195,323
Income taxes	19,675	17,330	83,095	70,300
Income on and equity in losses of joint ventures	408	147	817	982

Net income	36,491	31,022	153,701	126,005

Retained earnings at beginning of period	3,214,446	3,199,848	3,099,566	3,107,344
Cash dividends declared	(2,317)	(2,396)	(4,647)	(4,875)

Retained earnings at end of period	$3,248,620	$3,228,474	$3,248,620	$3,228,474

Earnings per share:
Basic	$0.79	$0.64	$3.30	$2.58
Diluted	$0.79	$0.63	$3.30	$2.53

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012

Net income	$36,491	$31,022	$153,701	$126,005
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $297, $522, $3,395 and $1,044)	480	918	5,490	1,836

Comprehensive income	$36,971	$31,940	$159,191	$127,841

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	August 3,	July 28,
	2013	2012

Operating activities:
Net income	$153,701	$126,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	130,343	129,197
Gain on disposal of assets	(12,369)	(1,139)
Excess tax benefits from share-based compensation	—	(2,028)
Asset impairment and store closing charges	6,527	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,280	(4,706)
Increase in merchandise inventories	(164,703)	(57,953)
Increase in other current assets	(7,478)	(9,900)
Decrease in other assets	1,324	7,777
Increase in trade accounts payable and accrued expenses and other liabilities	54,870	44,417
Decrease in income taxes payable	(35,775)	(78,849)

Net cash provided by operating activities	131,720	152,821

Investing activities:
Purchases of property and equipment	(40,868)	(86,740)
Proceeds from disposal of assets	18,269	7,883

Net cash used in investing activities	(22,599)	(78,857)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(1,166)	(2,031)
Issuance cost of line of credit	(1,300)	(5,350)
Increase in short-term borrowings	—	24,000
Cash dividends paid	(2,330)	(4,983)
Purchase of treasury stock	(114,650)	(153,099)
Proceeds from stock issuance	—	3,732
Excess tax benefits from share-based compensation	—	2,028

Net cash used in financing activities	(119,446)	(135,703)

Decrease in cash and cash equivalents	(10,325)	(61,739)
Cash and cash equivalents, beginning of period	124,060	224,272

Cash and cash equivalents, end of period	$113,735	$162,533

Non-cash transactions:
Accrued capital expenditures	$3,300	$3,408
Stock awards	769	2,847
Accrued treasury stock purchase	—	9,016

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended August 3, 2013:
Net sales from external customers	$1,458,778	$21,074	$1,479,852
Gross profit	501,417	1,613	503,030
Depreciation and amortization	64,186	58	64,244
Interest and debt expense (income), net	16,262	(16)	16,246
Income before income taxes and income on and equity in losses of joint ventures	55,282	476	55,758
Income on and equity in losses of joint ventures	408	—	408
Total assets	4,074,433	33,030	4,107,463

Three Months Ended July 28, 2012:
Net sales from external customers	$1,456,025	$31,900	$1,487,925
Gross profit	498,717	1,406	500,123
Depreciation and amortization	64,164	51	64,215
Interest and debt expense (income), net	17,708	(35)	17,673
Income before income taxes and income on and equity in losses of joint ventures	48,028	177	48,205
Income on and equity in losses of joint ventures	147	—	147
Total assets	4,215,718	45,744	4,261,462

Six Months Ended August 3, 2013:
Net sales from external customers	$2,988,778	$40,210	$3,028,988
Gross profit	1,111,306	3,075	1,114,381
Depreciation and amortization	129,243	117	129,360
Interest and debt expense (income), net	32,592	(36)	32,556
Income before income taxes and income on and equity in losses of joint ventures	235,181	798	235,979
Income on and equity in losses of joint ventures	817	—	817
Total assets	4,074,433	33,030	4,107,463

Six Months Ended July 28, 2012:
Net sales from external customers	$2,978,000	$59,244	$3,037,244
Gross profit	1,089,780	2,749	1,092,529
Depreciation and amortization	128,139	96	128,235
Interest and debt expense (income), net	35,199	(71)	35,128
Income before income taxes and income on and equity in losses of joint ventures	194,996	327	195,323
Income on and equity in losses of joint ventures	982	—	982
Total assets	4,215,718	45,744	4,261,462

Intersegment construction revenues of $10.6 million and $12.4 million for the three and six months ended August 3, 2013, respectively, and intersegment construction revenues of $9.9 million and $17.8 million for the three and six months ended July 28, 2012, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the three and six months ended August 3, 2013 and July 28, 2012, and no stock options were outstanding at August 3, 2013.  The intrinsic value of stock options exercised during the quarter ended July 28, 2012 was $2.0 million.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three months ended August 3, 2013 and during the three and six months ended July 28, 2012.

During the six months ended August 3, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Following is a summary of the activity in the reserve established for store closing charges for the six months ended August 3, 2013:

(in thousands)	Balance Beginning of Period	Adjustments and Charges*	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$251	$101	$224	$128

* included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Basic:
Net income	$36,491	$31,022	$153,701	$126,005

Weighted average shares of common stock outstanding	46,327	48,288	46,632	48,834

Basic earnings per share	$0.79	$0.64	$3.30	$2.58

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Diluted:
Net income	$36,491	$31,022	$153,701	$126,005

Weighted average shares of common stock outstanding	46,327	48,288	46,632	48,834
Dilutive effect of stock-based compensation	—	944	—	937
Total weighted average equivalent shares	46,327	49,232	46,632	49,771

Diluted earnings per share	$0.79	$0.63	$3.30	$2.53

No stock options were outstanding at August 3, 2013, and total stock options outstanding were 2,100,000 at July 28, 2012.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At August 3, 2013, letters of credit totaling $47.2 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $0.7 million and $1.4 million during the three and six months ended August 3, 2013, respectively.  The Company expects to make contributions to the Pension Plan of approximately $1.3 million for the remainder of fiscal 2013.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Components of net periodic benefit costs:
Service cost	$1,059	$817	$2,118	$1,634
Interest cost	1,695	1,823	3,391	3,647
Net actuarial loss	753	1,283	1,506	2,566
Amortization of prior service cost	24	157	48	313
Plan curtailment gain	—	—	(1,480)	—
Net periodic benefit costs	$3,531	$4,080	$5,583	$8,160

Net periodic benefit costs are included in selling, general and administrative expenses.

Note 8.  Revolving Credit Agreement

At August 3, 2013, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires July 1, 2018.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.69% at August 3, 2013) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $982.3 million at August 3, 2013.  No borrowings were outstanding at August 3, 2013.  Letters of credit totaling $47.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $935 million at August 3, 2013.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Programs

All repurchases of the Company’s Class A Common Stock were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

2013 Stock Plan

In March 2013, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“2013 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  No repurchases were made during the three months ended August 3, 2013.  During the six months ended August 3, 2013, the Company repurchased 0.3 million shares for $22.7 million at an average price of $79.04 per share.  At August 3, 2013, $227.3 million of authorization remained under the 2013 Stock Plan.

2012 Stock Plan

In February 2012, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“2012 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the three months ended July 28, 2012, the Company repurchased 2.1 million shares for $134.6 million at an average price of $64.52 per share.  During the six months ended August 3, 2013, the Company repurchased 1.2 million shares for $92.0 million at an average price of $79.14 per share, which completed the authorization under the 2012 Stock Plan.

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

Note 10.  Income Taxes

During the three months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the three months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

During the six months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the six months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by a benefit due to net decreases in unrecognized tax benefits primarily related to statute lapses.

Note 11.                    Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months	Six Months	Affected Line Item in
	Ended	Ended	the Statement Where
Details about AOCL Components	August 3, 2013	August 3, 2013	Net Income is Presented

Defined benefit pension plan items
Amortization of prior service costs	$24	$48	(1)
Amortization of actuarial losses	753	1,506	(1)
Plan curtailment gain	—	7,331	(2)
	777	8,885	Total before tax
	297	3,395	Income tax expense
	$480	$5,490	Total net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

(2)         The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12.                    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months	Six Months
	Ended	Ended
	August 3, 2013	August 3, 2013

Beginning balance	$26,265	$31,275

Other comprehensive income before reclassifications	—	—
Amounts reclassified from AOCL	(480)	(5,490)
Net other comprehensive income	(480)	(5,490)

Ending balance	$25,785	$25,785

Note 13.  Gain on Disposal of Assets

During the six months ended August 3, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the six months ended August 3, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at August 3, 2013 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at August 3, 2013 was approximately $669 million.  The carrying value of the Company’s long-term debt at August 3, 2013 was $615 million.  The fair value of the Company’s subordinated debentures at August 3, 2013 was approximately $204 million.  The carrying value of the Company’s subordinated debentures at August 3, 2013 was $200 million.

During the six months ended August 3, 2013, the Company recognized an impairment charge of $5.4 million on certain cost method investments.  The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary.  These investments are recorded in other assets on the balance sheet.

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

•                        Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held for use As of August 3, 2013	$3,000	$—	$3,000	$—

Long-lived assets held for use

During the six months ended August 3, 2013, an additional long-lived asset group held for use was written down to its fair value of $3.0 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets held for use was based upon an offer to purchase the property.

Note 15.  Recently Issued Accounting Standards

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The provisions in this update were effective prospectively beginning with the Company’s first quarter of 2013. The adoption of this update affected the format and presentation of the Company’s consolidated financial statements and the footnotes thereto but did not have any other impact on the Company’s financial statements.

Guidance on Financial Statement Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit presentation guidelines.  Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 2, 2013.

EXECUTIVE OVERVIEW

For the second quarter of fiscal 2013, Dillard’s operating results improved over its prior year performance.  Comparable store sales were up for the twelfth consecutive quarter, and gross profit from retail operations improved 10 basis points of sales.  Selling, general and administrative expenses were down in total dollars but increased 10 basis points of sales.  Net income increased to $36.5 million, or $0.79 per share — our highest historical second fiscal quarter earnings per share — compared to $31.0 million, or $0.63 per share, for the second quarter of last year.

Highlights of the quarter ended August 3, 2013 as compared to the quarter ended July 28, 2012 included:

•                  a 1% increase in comparable store sales,

•                  gross margin from retail operations improvement of 10 basis points of sales, and

•                  record second quarter earnings per share of $0.79 per share, a 25% increase over the prior year second quarter.

As of August 3, 2013, we had working capital of $851.8 million, cash and cash equivalents of $113.7 million and $814.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $131.7 million for the six months ended August 3, 2013.  We operated 300 total stores, including 18 clearance centers, and one internet store as of August 3, 2013, a decrease of three stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 3, 2013	July 28, 2012
Net sales (in millions)	$1,479.9	$1,487.9
Retail stores sales trend	0%	2%
Comparable retail stores sales trend	1%	3%
Gross profit (in millions)	$503.0	$500.1
Gross profit as a percentage of net sales	34.0%	33.6%
Retail gross profit as a percentage of net sales	34.4%	34.3%
Selling, general and administrative expenses as a percentage of net sales	26.9%	26.8%
Cash flow from operations (in millions)*	$131.7	$152.8
Total retail store count at end of period	300	303
Retail sales per square foot	$29	$29
Comparable retail store inventory trend	8%	0%
Retail merchandise inventory turnover	2.6	2.7

*Cash flow from operations data is for the six months ended August 3, 2013 and July 28, 2012.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.5	2.5	2.4

	102.5	102.5	102.5	102.4

Cost of sales	66.0	66.4	63.2	64.0
Selling, general and administrative expenses	26.9	26.8	26.0	26.1
Depreciation and amortization	4.3	4.3	4.3	4.2
Rentals	0.4	0.6	0.4	0.6
Interest and debt expense, net	1.1	1.2	1.1	1.1
Gain on disposal of assets	(0.0)	(0.0)	(0.4)	(0.0)
Asset impairment and store closing charges	0.0	0.0	0.2	0.0

Income before income taxes and income on and equity in losses of joint ventures	3.8	3.2	7.8	6.4
Income taxes	1.3	1.1	2.7	2.3
Income on and equity in losses of joint ventures	0.0	0.0	0.0	0.0

Net income	2.5%	2.1%	5.1%	4.1%

Net Sales (Three-Month Comparison)

	Three Months Ended
	August 3,	July 28,
(in thousands of dollars)	2013	2012	$ Change
Net sales:
Retail operations segment	$1,458,778	$1,456,025	$2,753
Construction segment	21,074	31,900	(10,826)
Total net sales	$1,479,852	$1,487,925	$(8,073)

The percent change in the Company’s sales by segment and product category for the three months ended August 3, 2013 compared to the three months ended July 28, 2012 as well as the sales percentage by segment and product category to total net sales for the three months ended August 3, 2013 is as follows:

	Three Months
	% Change 2013-2012	% of Net Sales
Retail operations segment
Cosmetics	(2.4)%	14%
Ladies’ apparel	(2.6)	25
Ladies’ accessories and lingerie	6.9	16
Juniors’ and children’s apparel	3.1	8
Men’s apparel and accessories	0.2	17
Shoes	0.5	14
Home and furniture	(4.4)	5
		99
Construction segment	(33.9)	1
Total		100%

Net sales from the retail operations segment increased $2.8 million or 0% during the three months ended August 3, 2013 compared to the three months ended July 28, 2012 while sales in comparable stores increased 1% between the same periods.  Sales of ladies’ accessories and lingerie increased significantly over the prior year period, and sales of juniors’ and children’s apparel increased moderately.  Sales of shoes increased slightly over the prior year period while sales of men’s apparel and accessories remained essentially flat.  Sales of cosmetics, ladies’ apparel and home and furniture decreased moderately between the periods.

We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved sales performance.

The number of sales transactions decreased 4% for the three months ended August 3, 2013 over the comparable prior year period while the average dollars per sales transaction increased 4%.  We recorded an allowance for sales returns of $6.7 million and $7.6 million as of August 3, 2013 and July 28, 2012, respectively.

During the three months ended August 3, 2013, net sales from the construction segment decreased $10.8 million or 34% compared to the three months ended July 28, 2012 due to a shift in the timing of certain construction projects.  We believe that sales in the construction segment for fiscal 2013 will be similar to fiscal 2012; however, there is no guarantee of this sales performance.  The backlog of awarded construction contracts at August 3, 2013 totaled $64.3 million.

Net Sales (Six-Month Comparison)

	Six Months Ended
	August 3,	July 28,
(in thousands of dollars)	2013	2012	$ Change
Net sales:
Retail operations segment	$2,988,778	$2,978,000	$10,778
Construction segment	40,210	59,244	(19,034)
Total net sales	$3,028,988	$3,037,244	$(8,256)

The percent change in the Company’s sales by segment and product category for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 as well as the sales percentage by segment and product category to total net sales for the six months ended August 3, 2013 is as follows:

	Six Months
	% Change 2013-2012	% of Net Sales
Retail operations segment
Cosmetics	(0.8)%	15%
Ladies’ apparel	(2.5)	24
Ladies’ accessories and lingerie	7.9	15
Juniors’ and children’s apparel	2.8	9
Men’s apparel and accessories	(0.8)	17
Shoes	1.2	15
Home and furniture	(6.5)	4
		99
Construction segment	(32.1)	1
Total		100%

Net sales from the retail operations segment increased $10.8 million or 0% during the six months ended August 3, 2013 compared to the six months ended July 28, 2012 while sales in comparable stores increased 1% between the same periods.  Sales of ladies’ accessories and lingerie increased significantly over the prior year period, and sales of juniors’ and children’s apparel increased moderately.  Sales of shoes increased slightly over the prior year period while sales of cosmetics and men’s apparel and accessories decreased slightly.  Sales of ladies’ apparel decreased moderately over the prior year period, and sales of home and furniture decreased significantly.

The number of sales transactions decreased 3% for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 while the average dollars per sales transaction increased 3%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 3, 2013 was 21.4% compared to 21.9% during the six months ended July 28, 2012.

During the six months ended August 3, 2013, net sales from the construction segment decreased $19.0 million or 32% compared to the six months ended July 28, 2012 due to a shift in the timing of certain construction projects.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	$ Change 2013-2012	$ Change 2013-2012
Service charges and other income:
Retail operations segment
Leased department income	$2,159	$2,370	$4,404	$4,858	$(211)	$(454)
Income from GE marketing and servicing alliance	27,628	26,243	55,036	51,430	1,385	3,606
Shipping and handling income	4,674	4,355	9,457	8,707	319	750
Other	2,476	4,254	8,279	8,901	(1,778)	(622)
	36,937	37,222	77,176	73,896	(285)	3,280
Construction segment	7	35	13	54	(28)	(41)
Total service charges and other income	$36,944	$37,257	$77,189	$73,950	$(313)	$3,239

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the three months ended August 3, 2013 primarily due to increases in finance charge income.  Income from the Alliance increased during the six months ended August 3, 2013 primarily due to increases in finance charges and decreased credit losses.

Gross Profit

(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$501,417	$498,717	$2,700	0.5%
Construction segment	1,613	1,406	207	14.7
Total gross profit	$503,030	$500,123	$2,907	0.6%

Six months ended
Retail operations segment	$1,111,306	$1,089,780	$21,526	2.0%
Construction segment	3,075	2,749	326	11.9
Total gross profit	$1,114,381	$1,092,529	$21,852	2.0%

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gross profit as a percentage of segment net sales:
Retail operations segment	34.4%	34.3%	37.2%	36.6%
Construction segment	7.7	4.4	7.6	4.6
Total gross profit as a percentage of net sales	34.0	33.6	36.8	36.0

Gross profit improved 40 basis points of sales during the three months ended August 3, 2013 compared to the three months ended July 28, 2012, and gross profit improved 80 basis points during the six months ended August 3, 2013 compared to the six months ended July 28, 2012.

During the three months ended August 3, 2013 compared to the three months ended July 28, 2012, gross profit from retail operations improved 10 basis points of sales as a result of decreased markdowns partially offset by decreased markups.  Gross margin improved moderately in men’s apparel and accessories and improved slightly in juniors’ and children’s apparel while gross margin in ladies’ apparel remained essentially flat.  Gross margin declined slightly in shoes and cosmetics and declined moderately in ladies’ accessories and lingerie and home and furniture.

During the six months ended August 3, 2013 compared to the six months ended July 28, 2012, gross profit from retail operations improved 60 basis points of sales as a result of decreased markdowns partially offset by decreased markups.  Gross margin improved moderately in men’s apparel and accessories and home and furniture and improved slightly in juniors’ and children’s apparel while gross margin remained essentially flat in ladies’ apparel and ladies’ accessories and lingerie.  Gross margin declined slightly in cosmetics and shoes.

Inventory in total and comparable stores increased 7% and 8%, respectively, as of August 3, 2013 compared to July 28, 2012.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $4 million for the three and six months ended August 3, 2013, respectively.

We believe that gross profit from retail operations will improve slightly during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved gross profit performance.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$397,125	$397,551	$(426)	(0.1)%
Construction segment	1,093	1,237	(144)	(11.6)
Total SG&A	$398,218	$398,788	$(570)	(0.1)%

Six months ended
Retail operations segment	$786,220	$789,600	$(3,380)	(0.4)%
Construction segment	2,194	2,426	(232)	(9.6)
Total SG&A	$788,414	$792,026	$(3,612)	(0.5)%

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
SG&A as a percentage of segment net sales:
Retail operations segment	27.2%	27.3%	26.3%	26.5%
Construction segment	5.2	3.9	5.5	4.1
Total SG&A as a percentage of net sales	26.9	26.8	26.0	26.1

SG&A increased 10 basis points of sales during the three months ended August 3, 2013 compared to the three months ended July 28, 2012 while total SG&A dollars decreased $0.6 million.  The decrease in SG&A dollars is primarily due to a decrease in services purchased ($2.3 million) and advertising expenses ($2.2 million) partially offset by increases in payroll ($2.2 million), primarily of selling payroll.

SG&A decreased $3.6 million or 10 basis points of sales during the six months ended August 3, 2013 compared to the six months ended July 28, 2012.  The dollar decrease was most noted in advertising expense ($5.2 million) and insurance ($1.8 million) partially offset by increases in payroll ($6.0 million), primarily of selling payroll.  During the six months ended August 3, 2013, the Company also recorded a $1.5 million pretax credit to pension expense for a gain from a pension plan curtailment.

We believe that SG&A will improve slightly as a percentage of sales during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved SG&A performance.

Rentals

(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$5,523	$8,629	$(3,106)	(36.0)%
Construction segment	9	12	(3)	(25.0)
Total rentals	$5,532	$8,641	$(3,109)	(36.0)%

Six months ended
Retail operations segment	$11,081	$16,880	$(5,799)	(34.4)%
Construction segment	22	26	(4)	(15.4)
Total rentals	$11,103	$16,906	$(5,803)	(34.3)%

The decrease in rental expense for the three and six months ended August 3, 2013 compared to the three and six months ended July 28, 2012 was primarily due to a reduction in the amount of equipment leased by the Company.

We believe that rental expense will decline during fiscal 2013, with a current projected reduction of $8 million from fiscal 2012, primarily as a result of the expiration of certain equipment leases.

Interest and Debt Expense, Net

(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$16,262	$17,708	$(1,446)	(8.2)%
Construction segment	(16)	(35)	19	54.3
Total interest and debt expense, net	$16,246	$17,673	$(1,427)	(8.1)%

Six months ended
Retail operations segment	$32,592	$35,199	$(2,607)	(7.4)%
Construction segment	(36)	(71)	35	49.3
Total interest and debt expense, net	$32,556	$35,128	$(2,572)	(7.3)%

The decrease in net interest and debt expense for the three and six months ended August 3, 2013 compared to the three and six months ended July 28, 2012 was primarily attributable to lower average debt levels.  Total weighted average debt decreased approximately $49.1 million and $61.8 million for the three and six months ended August 3, 2013 compared to the three and six months ended July 28, 2012, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$24	$141	$(117)
Construction segment	—	1	(1)
Total gain on disposal of assets	$24	$142	$(118)

Six months ended
Retail operations segment	$12,362	$1,138	$11,224
Construction segment	7	1	6
Total gain on disposal of assets	$12,369	$1,139	$11,230

During the six months ended August 3, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the six months ended August 3, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

During the six months ended July 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change
Asset impairment and store closing charges:
Six months ended
Retail operations segment	$6,527	$—	$6,527
Construction segment	—	—	—
Total asset impairment and store closing charges	$6,527	$—	$6,527

There were no asset impairment and store closing charges recorded during the three months ended August 3, 2013 and during the three and six months ended July 28, 2012.

During the six months ended August 3, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.0% and 35.8% for the three months ended August 3, 2013 and July 28, 2012, respectively.  During the three months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the three months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.1% and 35.8% for the six months ended August 3, 2013 and July 28, 2012, respectively.  During the six months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the six months ended July 28, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by a benefit due to net decreases in unrecognized tax benefits primarily related to statute lapses.

The Company expects the fiscal 2013 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2013 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 3, 2013 and July 28, 2012 follows:

	Six Months Ended
(in thousands of dollars)	August 3, 2013	July 28, 2012	$ Change
Operating Activities	$131,720	$152,821	$(21,101)
Investing Activities	(22,599)	(78,857)	56,258
Financing Activities	(119,446)	(135,703)	16,257
Total Cash Used	$(10,325)	$(61,739)	$51,414

Net cash flows from operations decreased $21.1 million during the six months ended August 3, 2013 compared to the six months ended July 28, 2012.  This decline was primarily attributable to a decrease of $47.3 million related to changes in working capital items, primarily of increases of inventories partially offset by decreases in income taxes payable.  This decline was partially offset by an increase in net income, as adjusted for non-cash items, of $26.2 million.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance that expires in late fiscal 2014.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $55.0 million and $51.4 million from GE during the six months ended August 3, 2013 and July 28, 2012, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2013 compared to fiscal 2012.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs.

During the six months ended August 3, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the six months ended August 3, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

During the six months ended July 28, 2012, the Company received proceeds of $7.8 million from the sales of two former retail stores located in Cincinnati, Ohio and Antioch, Tennessee that were held for sale and one building that was formerly a portion of a currently operating retail location, resulting in a net gain of $0.9 million.

Capital expenditures were $40.9 million and $86.7 million for the six months ended August 3, 2013 and July 28, 2012, respectively.  The current year expenditures were primarily for the remodeling of existing stores.  Capital expenditures for fiscal 2013 are expected to be approximately $125 million compared to actual expenditures of $137 million during fiscal 2012.  While there are no planned store openings for fiscal 2013, we expect to begin construction of two new stores later this year at the The Mall at University Town Center in Sarasota, Florida (180,000 square feet) and The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet), both of which are expected to open during the third quarter of fiscal 2014.

During the six months ended August 3, 2013, we closed our Cache Valley Mall location in Logan, Utah (94,000 square feet) and our Randolph Mall location in Asheboro, North Carolina (60,000 square feet).  We have also announced the upcoming closure of our Euclid Square Mall location in Euclid, Ohio (50,000 square feet), which is expected to close during the third quarter of fiscal 2013 with minimal closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of approximately $113.7 million as of August 3, 2013.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  During the six months ended August 3, 2013, the Company amended and extended this credit facility, reducing the unused commitment fee from the previous agreement and extending the facility’s expiration to July 1, 2018.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $982.3 million at August 3, 2013.  No borrowings were outstanding at August 3, 2013.  Letters of credit totaling $47.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $935 million at August 3, 2013.  Borrowings of $24.0 million were outstanding at July 28, 2012.

During the six months ended August 3, 2013, the Company repurchased 1.4 million shares of stock for $114.7 million at an average price of $79.12 per share under the Company’s 2013 and 2012 Stock Plans.  During the six months ended July 28, 2012, the Company repurchased 2.5 million shares of stock for $162.1 million (including the accrual of $9.0 million of share repurchases that had not settled as of July 28, 2012) at an average price of $64.21 per share under its 2012 and May 2011 Stock Plans.  At August 3, 2013, no authorization remained under the 2012 and May 2011 Stock Plans, and $227.3 million of authorization remained under the Company’s 2013 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

The Company paid dividends of $2.3 million and $5.0 million during the six months ended August 3, 2013 and July 28, 2012, respectively.  Historically, our dividends declared during the fourth quarter of a fiscal year were paid during the first quarter of the following fiscal year; however, the dividends declared during the fourth quarter of fiscal 2012 were expedited and paid during that same quarter.

During fiscal 2013, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings for fiscal 2013 to be at similar levels as fiscal 2012.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

NEW ACCOUNTING STANDARDS

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The provisions in this update were effective prospectively beginning with the Company’s first quarter of 2013. The adoption of this update affected the format and presentation of the Company’s consolidated financial statements and the footnotes thereto but did not have any other impact on the Company’s financial statements.

Guidance on Financial Statement Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit presentation guidelines.  Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The adoption of this update is not expected to have a material impact on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 3, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 6.  Exhibits

Number	Description

*3	By-Laws of Dillard’s, Inc., as amended, as currently in effect (previously filed as Exhibit 3 to Current Report on Form 8-K dated as of August 20, 2013 in File No. 1-6140).

*10.1

First Amendment to Second Amended and Restated Credit Agreement between Dillard’s, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (previously filed as Exhibit 10.1 to Current Report on Form 8-K dated as of July 3, 2013 in File No. 1-6140).

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

DILLARD’S, INC.
(Registrant)

Date:	September 3, 2013	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)