Form 10-Q
period 2013-11-02
DILLARDS INC
filed 2013-12-04
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 30, 2013      39,915,195
CLASS B COMMON STOCK as of November 30, 2013        4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	November 2, 2013	February 2, 2013	October 27, 2012
Assets
Current assets:
Cash and cash equivalents	$110,972	$124,060	$124,794
Accounts receivable	31,710	31,519	30,755
Merchandise inventories	1,829,198	1,294,581	1,722,443
Other current assets	65,664	41,820	66,594

Total current assets	2,037,544	1,491,980	1,944,586

Property and equipment (net of accumulated depreciation and amortization of $2,353,194, $2,167,477 and $2,411,756)	2,164,545	2,287,015	2,345,908
Other assets	257,826	269,749	268,873

Total assets	$4,459,915	$4,048,744	$4,559,367

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,035,827	$653,769	$1,028,163
Current portion of long-term debt	—	—	260
Current portion of capital lease obligations	770	1,710	2,099
Other short-term borrowings	170,000	—	27,000
Federal and state income taxes including current deferred taxes	91,848	111,637	79,989

Total current liabilities	1,298,445	767,116	1,137,511

Long-term debt	614,785	614,785	614,785
Capital lease obligations	6,957	7,524	7,705
Other liabilities	230,858	233,492	247,633
Deferred income taxes	236,300	255,652	282,319
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock	1,237	1,237	1,228
Additional paid-in capital	933,264	932,495	838,264
Accumulated other comprehensive loss	(25,305)	(31,275)	(36,280)
Retained earnings	3,296,788	3,099,566	3,274,629
Less treasury stock, at cost	(2,333,414)	(2,031,848)	(2,008,427)

Total stockholders’ equity	1,872,570	1,970,175	2,069,414

Total liabilities and stockholders’ equity	$4,459,915	$4,048,744	$4,559,367

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$1,468,612	$1,449,623	$4,497,600	$4,486,867
Service charges and other income	38,313	36,722	115,502	110,672

	1,506,925	1,486,345	4,613,102	4,597,539

Cost of sales	937,407	919,623	2,852,014	2,864,338
Selling, general and administrative expenses	404,406	404,637	1,192,820	1,196,663
Depreciation and amortization	64,942	65,798	194,302	194,033
Rentals	5,946	7,624	17,049	24,530
Interest and debt expense, net	15,789	17,011	48,345	52,139
Gain on disposal of assets	(2)	(1,072)	(12,371)	(2,211)
Asset impairment and store closing charges	—	—	6,527	—

Income before income taxes and income on and equity in losses of joint ventures	78,437	72,724	314,416	268,047
Income taxes	27,570	24,231	110,665	94,531
Income on and equity in losses of joint ventures	1	21	818	1,003

Net income	50,868	48,514	204,569	174,519

Retained earnings at beginning of period	3,248,620	3,228,474	3,099,566	3,107,344
Cash dividends declared	(2,700)	(2,359)	(7,347)	(7,234)

Retained earnings at end of period	$3,296,788	$3,274,629	$3,296,788	$3,274,629

Earnings per share:
Basic	$1.13	$1.03	$4.43	$3.62
Diluted	$1.13	$1.01	$4.43	$3.55

Cash dividends declared per common share	$0.06	$0.05	$0.16	$0.15

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$50,868	$48,514	$204,569	$174,519
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $297, $522, $3,692 and $1,566)	480	918	5,970	2,754

Comprehensive income	$51,348	$49,432	$210,539	$177,273

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating activities:
Net income	$204,569	$174,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	195,664	195,489
Gain on disposal of assets	(12,371)	(2,211)
Excess tax benefits from share-based compensation	—	(2,376)
Asset impairment and store closing charges	6,527	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(191)	(2,047)
Increase in merchandise inventories	(534,617)	(418,319)
Increase in other current assets	(23,075)	(31,969)
Decrease in other assets	2,643	9,264
Increase in trade accounts payable and accrued expenses and other liabilities	372,994	383,047
Decrease in income taxes payable	(39,141)	(85,524)

Net cash provided by operating activities	173,002	219,873

Investing activities:
Purchases of property and equipment	(65,295)	(111,910)
Proceeds from disposal of assets	18,279	11,978

Net cash used in investing activities	(47,016)	(99,932)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(1,507)	(78,190)
Issuance cost of line of credit	(1,354)	(5,373)
Increase in short-term borrowings	170,000	27,000
Cash dividends paid	(4,647)	(7,364)
Purchase of treasury stock	(301,566)	(162,115)
Proceeds from stock issuance	—	4,247
Excess tax benefits from share-based compensation	—	2,376

Net cash used in financing activities	(139,074)	(219,419)

Decrease in cash and cash equivalents	(13,088)	(99,478)
Cash and cash equivalents, beginning of period	124,060	224,272

Cash and cash equivalents, end of period	$110,972	$124,794

Non-cash transactions:
Accrued capital expenditures	$9,700	$4,900
Stock awards	769	2,848

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended November 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended November 2, 2013:
Net sales from external customers	$1,437,492	$31,120	$1,468,612
Gross profit	529,453	1,752	531,205
Depreciation and amortization	64,878	64	64,942
Interest and debt expense (income), net	15,806	(17)	15,789
Income before income taxes and income on and equity in losses of joint ventures	78,040	397	78,437
Income on and equity in losses of joint ventures	1	—	1
Total assets	4,420,445	39,470	4,459,915

Three Months Ended October 27, 2012:
Net sales from external customers	$1,424,722	$24,901	$1,449,623
Gross profit	528,971	1,029	530,000
Depreciation and amortization	65,742	56	65,798
Interest and debt expense (income), net	17,042	(31)	17,011
Income (loss) before income taxes and income on and equity in losses of joint ventures	72,760	(36)	72,724
Income on and equity in losses of joint ventures	21	—	21
Total assets	4,514,849	44,518	4,559,367

Nine Months Ended November 2, 2013:
Net sales from external customers	$4,426,270	$71,330	$4,497,600
Gross profit	1,640,759	4,827	1,645,586
Depreciation and amortization	194,121	181	194,302
Interest and debt expense (income), net	48,398	(53)	48,345
Income before income taxes and income on and equity in losses of joint ventures	313,221	1,195	314,416
Income on and equity in losses of joint ventures	818	—	818
Total assets	4,420,445	39,470	4,459,915

Nine Months Ended October 27, 2012:
Net sales from external customers	$4,402,721	$84,146	$4,486,867
Gross profit	1,618,751	3,778	1,622,529
Depreciation and amortization	193,881	152	194,033
Interest and debt expense (income), net	52,241	(102)	52,139
Income before income taxes and income on and equity in losses of joint ventures	267,756	291	268,047
Income on and equity in losses of joint ventures	1,003	—	1,003
Total assets	4,514,849	44,518	4,559,367

Intersegment construction revenues of $9.2 million and $21.5 million for the three and nine months ended November 2, 2013, respectively, and intersegment construction revenues of $10.5 million and $28.3 million for the three and nine months ended October 27, 2012, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the three and nine months ended November 2, 2013 and October 27, 2012, and no stock options were outstanding at November 2, 2013.  The intrinsic value of stock options exercised during the three months ended October 27, 2012 was $1.0 million.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three months ended November 2, 2013 and the three and nine months ended October 27, 2012.

During the nine months ended November 2, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Following is a summary of the activity in the reserve established for store closing charges for the nine months ended November 2, 2013:

(in thousands)	Balance Beginning of Period	Adjustments and Charges*	Cash Payments	Balance End of Period
Rent, property taxes and utilities	$251	$142	$328	$65
________________________________
* included in rentals

Reserve amounts are included in trade accounts payable and accrued expenses and other liabilities.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Basic:
Net income	$50,868	$48,514	$204,569	$174,519

Weighted average shares of common stock outstanding	45,155	47,127	46,139	48,265

Basic earnings per share	$1.13	$1.03	$4.43	$3.62

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Diluted:
Net income	$50,868	$48,514	$204,569	$174,519

Weighted average shares of common stock outstanding	45,155	47,127	46,139	48,265
Dilutive effect of stock-based compensation	—	978	—	951
Total weighted average equivalent shares	45,155	48,105	46,139	49,216

Diluted earnings per share	$1.13	$1.01	$4.43	$3.55

No stock options were outstanding at November 2, 2013, and total stock options outstanding were 2,080,000 at October 27, 2012.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At November 2, 2013, letters of credit totaling $46.8 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $0.7 million and $2.1 million during the three and nine months ended November 2, 2013, respectively.  The Company expects to make contributions to the Pension Plan of approximately $0.7 million for the remainder of fiscal 2013.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Components of net periodic benefit costs:
Service cost	$1,059	$817	$3,178	$2,450
Interest cost	1,696	1,823	5,086	5,470
Net actuarial loss	753	1,283	2,259	3,849
Amortization of prior service cost	24	157	72	470
Plan curtailment gain	—	—	(1,480)	—
Net periodic benefit costs	$3,532	$4,080	$9,115	$12,239

Net periodic benefit costs are included in selling, general and administrative expenses.

Note 8.  Revolving Credit Agreement

At November 2, 2013, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard’s, Inc. operating subsidiaries.  The credit agreement expires July 1, 2018.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.67% at November 2, 2013) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at November 2, 2013.  Borrowings of $170.0 million were outstanding at November 2, 2013.  Letters of credit totaling $46.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $783 million at November 2, 2013.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Programs

All repurchases of the Company’s Class A Common Stock below were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

March 2013 Stock Plan

In March 2013, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“March 2013 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  During the three and nine months ended November 2, 2013, the Company repurchased 2.4 million shares and 2.7 million shares for $186.9 million and $209.6 million at an average price of $77.80 per share and $77.93 per share, respectively.  At November 2, 2013, $40.4 million of authorization remained under the March 2013 Stock Plan.

2012 Stock Plan

In February 2012, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“2012 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the nine months ended October 27, 2012, the Company repurchased 2.1 million shares for $134.6 million at an average price of $64.52 per share.  During the nine months ended November 2, 2013, the Company repurchased 1.2 million shares for $92.0 million at an average price of $79.14 per share, which completed the authorization under the 2012 Stock Plan.

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

Note 10.  Income Taxes

During the three months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the three months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by a tax benefit recognized for an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year.

During the nine months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.  During the nine months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for: (i) an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year and (ii) net decreases in unrecognized tax benefits primarily related to statute lapses.

The Company is currently under examination by the IRS for the fiscal tax year 2011. At this time, the Company does not expect the results from this audit to have a material impact on the Company’s consolidated financial statements.

Note 11.                    Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended	Nine Months Ended	Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	November 2, 2013	November 2, 2013
Defined benefit pension plan items
Amortization of prior service cost	$24	$72	(1)
Amortization of actuarial losses	753	2,259	(1)
Plan curtailment gain	—	7,331	(2)
	777	9,662	Total before tax
	297	3,692	Income tax expense
	$480	$5,970	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.
(2)        The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12.                    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended	Nine Months Ended
	November 2, 2013	November 2, 2013
Beginning balance	$25,785	$31,275

Other comprehensive income before reclassifications	—	—
Amounts reclassified from AOCL	(480)	(5,970)
Net other comprehensive income	(480)	(5,970)

Ending balance	$25,305	$25,305

Note 13.  Gain on Disposal of Assets

During the nine months ended November 2, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the nine months ended November 2, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and other short-term borrowings approximates their carrying values at November 2, 2013 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at November 2, 2013 was approximately $680 million.  The carrying value of the Company’s long-term debt at November 2, 2013 was $615 million.  The fair value of the Company’s subordinated debentures at November 2, 2013 was approximately $202 million.  The carrying value of the Company’s subordinated debentures at November 2, 2013 was $200 million.

During the nine months ended November 2, 2013, the Company recognized an impairment charge of $5.4 million on certain cost method investments.  The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary.  These investments are recorded in other assets on the balance sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The FASB’s accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities

•Level 2:  Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

		Basis of Fair Value Measurements
	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held for use
As of November 2, 2013	$3,000	$—	$3,000	$—

Long-lived assets held for use

During the nine months ended November 2, 2013, an additional long-lived asset group held for use was written down to its fair value of $3.0 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.  The inputs used to calculate the fair value of these long-lived assets held for use were based upon an offer to purchase the property.

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

Guidance on Financial Statement Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit presentation guidelines.  Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 2, 2013.

EXECUTIVE OVERVIEW

During the third quarter of fiscal 2013, Dillard’s improved its bottom line over last year's third quarter performance.  Comparable store sales were up (for the thirteenth consecutive quarter), and selling, general and administrative expenses improved 40 basis points of sales. Despite a 30 basis point decline in gross margin from retail operations, net income increased to $50.9 million from $48.5 million. This improvement in net income aided by $186.9 million of share repurchases during the current year third quarter helped raise earnings per share to $1.13 per share from $1.01 per share for the third quarter of last year.

Included in net income for the prior year third quarter ended October 27, 2012 are:

•	a $1.1 million pretax gain ($0.7 million after tax or $0.01 per share) related to the sale of two former retail store locations and

•	a $1.7 million tax benefit ($0.04 per share) due to a reversal of a valuation allowance related to a deferred tax asset consisting of a capital loss carryforward.

Highlights of the quarter ended November 2, 2013 as compared to the quarter ended October 27, 2012 included:

•	a 1% increase in comparable store sales,

•	a decrease in selling, general and administrative expenses of 40 basis points of sales,

•	the repurchase of $186.9 million (2.4 million shares) of our Class A Common Stock and

•	an increase in earnings per share to $1.13 per share from $1.01 per share.

As of November 2, 2013, we had working capital of $739.1 million, cash and cash equivalents of $111.0 million and $984.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $173.0 million for the nine months ended November 2, 2013.  We operated 299 total stores, including 17 clearance centers, and one internet store as of November 2, 2013, a decrease of three stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	November 2, 2013	October 27, 2012
Net sales (in millions)	$1,468.6	$1,449.6
Retail stores sales trend	1%	4%
Comparable retail stores sales trend	1%	5%
Gross profit (in millions)	$531.2	$530.0
Gross profit as a percentage of net sales	36.2%	36.6%
Retail gross profit as a percentage of net sales	36.8%	37.1%
Selling, general and administrative expenses as a percentage of net sales	27.5%	27.9%
Cash flow from operations (in millions)*	$173.0	$219.9
Total retail store count at end of period	299	302
Retail sales per square foot	$29	$28
Comparable retail store inventory trend	6%	(1)%
Retail merchandise inventory turnover	2.4	2.5

_______________________________
*Cash flow from operations data is for the nine months ended November 2, 2013 and October 27, 2012.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.6	2.5	2.6	2.5

	102.6	102.5	102.6	102.5

Cost of sales	63.8	63.4	63.4	63.8
Selling, general and administrative expenses	27.5	27.9	26.5	26.7
Depreciation and amortization	4.4	4.5	4.3	4.3
Rentals	0.4	0.5	0.4	0.5
Interest and debt expense, net	1.1	1.2	1.1	1.2
Gain on disposal of assets	—	(0.1)	(0.3)	—
Asset impairment and store closing charges	—	—	0.1	—

Income before income taxes and income on and equity in losses of joint ventures	5.3	5.0	7.0	6.0
Income taxes	1.9	1.7	2.5	2.1
Income on and equity in losses of joint ventures	—	—	—	—

Net income	3.5%	3.3%	4.5%	3.9%

Net Sales (Three-Month Comparison)

	Three Months Ended
(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change
Net sales:
Retail operations segment	$1,437,492	$1,424,722	$12,770
Construction segment	31,120	24,901	6,219
Total net sales	$1,468,612	$1,449,623	$18,989

The percent change in the Company’s sales by segment and product category for the three months ended November 2, 2013 compared to the three months ended October 27, 2012 as well as the sales percentage by segment and product category to total net sales for the three months ended November 2, 2013 are as follows:

	Three Months
	% Change 2013-2012	% of Net Sales
Retail operations segment
Cosmetics	(1.0)%	15%
Ladies’ apparel	1.5	22
Ladies’ accessories and lingerie	4.5	14
Juniors’ and children’s apparel	(0.6)	9
Men’s apparel and accessories	0.9	17
Shoes	1.7	17
Home and furniture	(6.0)	4
		98
Construction segment	25.0	2
Total		100%

Net sales from the retail operations segment increased $12.8 million or 1% during the three months ended November 2, 2013 compared to the three months ended October 27, 2012. Sales in comparable stores also increased 1% between the same periods.  Sales of ladies’ accessories and lingerie increased significantly over the prior year period, and sales of shoes and ladies' apparel increased moderately.  Sales of men’s apparel and accessories increased slightly over the prior year period while sales of cosmetics and juniors’ and children’s apparel decreased slightly.  Sales of home and furniture decreased significantly between the periods.

We believe that we may continue to see some sales growth in the retail operations segment during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved sales performance.

The number of sales transactions decreased 2% for the three months ended November 2, 2013 compared to the three months ended October 27, 2012 while the average dollars per sales transaction increased 2%.  We recorded an allowance for sales returns of $6.6 million and $7.0 million as of November 2, 2013 and October 27, 2012, respectively.

During the three months ended November 2, 2013, net sales from the construction segment increased $6.2 million or 25% compared to the three months ended October 27, 2012 due to a shift in the timing of certain construction projects.  We believe that sales in the construction segment for fiscal 2013 will be similar to fiscal 2012; however, there is no guarantee of this sales performance.  The backlog of awarded construction contracts at November 2, 2013 totaled $158.0 million.

Net Sales (Nine-Month Comparison)

	Nine Months Ended
(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change
Net sales:
Retail operations segment	$4,426,270	$4,402,721	$23,549
Construction segment	71,330	84,146	(12,816)
Total net sales	$4,497,600	$4,486,867	$10,733

The percent change in the Company’s sales by segment and product category for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012 as well as the sales percentage by segment and product category to total net sales for the nine months ended November 2, 2013 are as follows:

	Nine Months
	% Change 2013-2012	% of Net Sales
Retail operations segment
Cosmetics	(0.9)%	15%
Ladies’ apparel	(1.3)	23
Ladies’ accessories and lingerie	6.9	15
Juniors’ and children’s apparel	1.6	9
Men’s apparel and accessories	(0.3)	17
Shoes	1.4	15
Home and furniture	(6.3)	4
		98
Construction segment	(15.2)	2
Total		100%

Net sales from the retail operations segment increased $23.5 million or 1% during the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012. Sales in comparable stores also increased 1% between the same periods.  Sales of ladies’ accessories and lingerie increased significantly over the prior year period, sales of juniors’ and children’s apparel increased moderately, and sales of shoes increased slightly. Sales of men’s apparel and accessories remained essentially flat over the prior year period while sales of cosmetics and ladies’ apparel decreased slightly. Sales of home and furniture declined significantly over the prior year period.

The number of sales transactions decreased 2% for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012 while the average dollars per sales transaction increased 3%.

During the nine months ended November 2, 2013, net sales from the construction segment decreased $12.8 million or 15% compared to the nine months ended October 27, 2012 due to a shift in the timing of certain construction projects.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	$ Change 2013-2012	$ Change 2013-2012
Service charges and other income:
Retail operations segment
Leased department income	$1,990	$2,358	$6,394	$7,216	$(368)	$(822)
Income from GE marketing and servicing alliance	29,281	27,301	84,317	78,731	1,980	5,586
Shipping and handling income	4,262	3,965	13,720	12,671	297	1,049
Other	2,766	3,094	11,045	11,996	(328)	(951)
	38,299	36,718	115,476	110,614	1,581	4,862
Construction segment	14	4	26	58	10	(32)
Total service charges and other income	$38,313	$36,722	$115,502	$110,672	$1,591	$4,830

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the three and nine months ended November 2, 2013 primarily due to increases in finance charge income.

Gross Profit

(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$529,453	$528,971	$482	0.1%
Construction segment	1,752	1,029	723	70.3
Total gross profit	$531,205	$530,000	$1,205	0.2%

Nine months ended
Retail operations segment	$1,640,759	$1,618,751	$22,008	1.4%
Construction segment	4,827	3,778	1,049	27.8
Total gross profit	$1,645,586	$1,622,529	$23,057	1.4%

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gross profit as a percentage of segment net sales:
Retail operations segment	36.8%	37.1%	37.1%	36.8%
Construction segment	5.6	4.1	6.8	4.5
Total gross profit as a percentage of net sales	36.2	36.6	36.6	36.2

Gross profit declined 40 basis points of sales during the three months ended November 2, 2013 compared to the three months ended October 27, 2012, and gross profit improved 40 basis points during the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012.

During the three months ended November 2, 2013 compared to the three months ended October 27, 2012, gross profit from retail operations declined 30 basis points of sales as a result of increased markdowns partially offset by increased markups.  Gross margin declined moderately in shoes and men’s apparel and accessories and declined slightly in juniors’ and children’s apparel. Gross margin was essentially flat in cosmetics and ladies' apparel. Gross margin improved moderately in ladies’ accessories and lingerie and improved significantly in home and furniture.

During the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012, gross profit from retail operations improved 30 basis points of sales primarily as a result of decreased markdowns.  Gross margin improved moderately in home and furniture and improved slightly in ladies’ accessories and lingerie and men’s apparel and accessories. Gross margin was essentially flat in cosmetics, ladies’ apparel and juniors’ and children’s apparel, and gross margin declined slightly in shoes.

Inventory in total and comparable stores increased 6% as of November 2, 2013 compared to October 27, 2012.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $6 million for the three and nine months ended November 2, 2013, respectively.

We believe that gross profit from retail operations may improve slightly during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved gross profit performance.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$403,101	$403,605	$(504)	(0.1)%
Construction segment	1,305	1,032	273	26.5
Total SG&A	$404,406	$404,637	$(231)	(0.1)%

Nine months ended
Retail operations segment	$1,189,320	$1,193,205	$(3,885)	(0.3)%
Construction segment	3,500	3,458	42	1.2
Total SG&A	$1,192,820	$1,196,663	$(3,843)	(0.3)%

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
SG&A as a percentage of segment net sales:
Retail operations segment	28.0%	28.3%	26.9%	27.1%
Construction segment	4.2	4.1	4.9	4.1
Total SG&A as a percentage of net sales	27.5	27.9	26.5	26.7

SG&A decreased $0.2 million or 40 basis points of sales during the three months ended November 2, 2013 compared to the three months ended October 27, 2012.  This decrease was primarily due to a decrease in advertising expenses ($2.3 million) and taxes other than income taxes ($1.0 million) partially offset by an increase in payroll ($2.9 million), primarily of selling payroll.

SG&A decreased $3.8 million or 20 basis points of sales during the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012.  This decrease was most noted in advertising expense ($7.5 million), insurance ($1.6 million) and taxes other than income taxes ($1.2 million) partially offset by an increase in payroll ($8.9 million), primarily of selling payroll.  During the nine months ended November 2, 2013, the Company also recorded a $1.5 million pretax credit to pension expense for a gain from a pension plan curtailment.

We believe that SG&A will improve slightly as a percentage of sales during fiscal 2013 as compared to fiscal 2012; however, there is no guarantee of improved SG&A performance.

Rentals

(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$5,933	$7,611	$(1,678)	(22.0)%
Construction segment	13	13	—	—
Total rentals	$5,946	$7,624	$(1,678)	(22.0)%

Nine months ended
Retail operations segment	$17,015	$24,492	$(7,477)	(30.5)%
Construction segment	34	38	(4)	(10.5)
Total rentals	$17,049	$24,530	$(7,481)	(30.5)%

The decrease in rental expense for the three and nine months ended November 2, 2013 compared to the three and nine months ended October 27, 2012 was primarily due to a reduction in the amount of equipment leased by the Company.

We believe that rental expense will decline during fiscal 2013, with a current projected reduction of $8 million from fiscal 2012, primarily as a result of the expiration of certain equipment leases.

Interest and Debt Expense, Net

(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,806	$17,042	$(1,236)	(7.3)%
Construction segment	(17)	(31)	14	(45.2)
Total interest and debt expense, net	$15,789	$17,011	$(1,222)	(7.2)%

Nine months ended
Retail operations segment	$48,398	$52,241	$(3,843)	(7.4)%
Construction segment	(53)	(102)	49	(48.0)
Total interest and debt expense, net	$48,345	$52,139	$(3,794)	(7.3)%

The decrease in net interest and debt expense for the three months ended November 2, 2013 compared to the three months ended October 27, 2012 was primarily attributable to lower average debt levels and lower average credit facility fees partially offset by lower investment income.  Total weighted average debt decreased approximately $21.2 million for the three months ended November 2, 2013 compared to the three months ended October 27, 2012, which includes an increase in weighted average short-term debt under the credit facility.

The decrease in net interest and debt expense for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012 was primarily attributable to lower average debt levels partially offset by lower investment income.  Total weighted average debt decreased approximately $48.3 million for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012, which includes an increase in weighted average short-term debt under the credit facility.

Gain on Disposal of Assets

(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(6)	$(1,071)	$1,065
Construction segment	4	(1)	5
Total gain on disposal of assets	$(2)	$(1,072)	$1,070

Nine months ended
Retail operations segment	$(12,367)	$(2,210)	$(10,157)
Construction segment	(4)	(1)	(3)
Total gain on disposal of assets	$(12,371)	$(2,211)	$(10,160)

During the nine months ended November 2, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the nine months ended November 2, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

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

Asset Impairment and Store Closing Charges

(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change
Asset impairment and store closing charges:
Nine months ended
Retail operations segment	$6,527	$—	$6,527
Construction segment	—	—	—
Total asset impairment and store closing charges	$6,527	$—	$6,527

There were no asset impairment and store closing charges recorded during the three months ended November 2, 2013 and during the three and nine months ended October 27, 2012.

During the nine months ended November 2, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Income Taxes

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.1% and 33.3% for the three months ended November 2, 2013 and October 27, 2012, respectively.  During the three months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by a tax benefit recognized for an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year.

The Company’s estimated federal and state income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.1% for both nine months ended November 2, 2013 and October 27, 2012.  During the nine months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the nine months ended October 27, 2012, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for: (i) an amended return filed where capital gain income was offset by a previously unrecognized capital loss carryforward available in the amended return year and (ii) net decreases in unrecognized tax benefits primarily related to statute lapses.

The Company is currently under examination by the IRS for the fiscal tax year 2011. At this time, the Company does not expect the results from this audit to have a material impact on the Company’s consolidated financial statements.

The Company expects the fiscal 2013 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2013 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended November 2, 2013 and October 27, 2012 follows:

	Nine Months Ended
(in thousands of dollars)	November 2, 2013	October 27, 2012	$ Change
Operating Activities	$173,002	$219,873	$(46,871)
Investing Activities	(47,016)	(99,932)	52,916
Financing Activities	(139,074)	(219,419)	80,345
Total Cash Used	$(13,088)	$(99,478)	$86,390

Net cash flows from operations decreased $46.9 million during the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012.  This decline was primarily attributable to a decrease of $75.8 million related to changes in working capital items, primarily of increases of inventories partially offset by decreases in income taxes payable.  This decline was partially offset by an increase in net income, as adjusted for non-cash items, of $29.0 million.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $84.3 million and $78.7 million from GE during the nine months ended November 2, 2013 and October 27, 2012, respectively.  While future cash flows under this Alliance are difficult to predict, the Company expects income from the Alliance to improve moderately during fiscal 2013 compared to fiscal 2012.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs. The Alliance expires in late fiscal 2014, and the Company is currently considering its options concerning the future ownership and management of the credit card business.

During the nine months ended November 2, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the nine months ended November 2, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

During the nine months ended October 27, 2012, the Company received proceeds of $11.9 million from the sales of four former retail stores and one building that was formerly a portion of a currently operating retail location. Three of the stores were held for sale and were located in Cincinnati, Ohio; Antioch, Tennessee and Charlotte, North Carolina. The remaining store was located in Colonial Heights, Virginia and was closed during the nine months ended October 27, 2012. The sales resulted in a net gain of $2.0 million that was recorded in gain on disposal of assets.

Capital expenditures were $65.3 million and $111.9 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.  The current year expenditures were primarily for the remodeling of existing stores.  Capital expenditures for fiscal 2013 are expected to be approximately $100 million compared to actual expenditures of $137 million during fiscal 2012.  While there are no planned store openings for fiscal 2013, we expect to begin construction of two new stores later this year at the The Mall at University Town Center in Sarasota, Florida (180,000 square feet) and The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet), both of which are expected to open during the third quarter of fiscal 2014.

During the nine months ended November 2, 2013, we closed our locations at Cache Valley Mall in Logan, Utah (94,000 square feet), Randolph Mall in Asheboro, North Carolina (60,000 square feet) and Euclid Square Mall in Euclid, Ohio (100,000 square feet).  We have also announced the upcoming closure of our locations at Collin Creek Mall in Plano, Texas (195,000 square feet) and University Mall in Chapel Hill, North Carolina (64,000 square feet), both of which are expected to close during the fourth quarter of fiscal 2013 with minimal closing costs.  We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of approximately $111.0 million as of November 2, 2013.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  During the nine months ended November 2, 2013, the Company amended and extended this credit facility, reducing the unused commitment fee from the previous agreement and extending the facility’s expiration to July 1, 2018.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at November 2, 2013.  Borrowings of $170.0 million were outstanding at November 2, 2013.  Letters of credit totaling $46.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $783 million at November 2, 2013.  Borrowings of $27.0 million were outstanding at October 27, 2012. The Company expects to have no short-term borrowings at the end of fiscal 2013.

During the nine months ended November 2, 2013, the Company repurchased 3.9 million shares of stock for $301.6 million at an average price of $78.30 per share under the Company’s March 2013 and 2012 Stock Plans.  During the nine months ended October 27, 2012, the Company repurchased 2.5 million shares of stock for $162.1 million at an average price of $64.21 per share under its 2012 and May 2011 Stock Plans.  At November 2, 2013, no authorization remained under the 2012 and May 2011 Stock Plans, and $40.4 million of authorization remained under the Company’s March 2013 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

In November 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $250 million of the Company’s Class A Common Stock under an open-ended stock plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.
During the nine months ended November 2, 2013 and October 27, 2012, the Company made principal payments on long-term debt and capital lease obligations of $1.5 million and $78.2 million, respectively, at their normal maturities.
 The Company paid dividends of $4.6 million and $7.4 million during the nine months ended November 2, 2013 and October 27, 2012, respectively.  Historically, our dividends declared during the fourth quarter of a fiscal year were paid during the first quarter of the following fiscal year; however, the dividends declared during the fourth quarter of fiscal 2012 were expedited and paid during that same quarter.

During fiscal 2013, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings for fiscal 2013 to not exceed $250 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2013 and fiscal 2014.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 2, 2013, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 4, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2013 through August 31, 2013	646,557	$77.33	646,557	$177,324,696
September 1, 2013 through October 5, 2013	1,020,574	78.79	1,020,574	96,916,988
October 6, 2013 through November 2, 2013	735,332	76.85	735,332	40,409,106
Total	2,402,463	$77.80	2,402,463	$40,409,106

During the nine months ended November 2, 2013, the Company completed the remaining $92.0 million authorization under the 2012 Stock Plan. In March 2013, the Company announced that the Board of Directors authorized the repurchase of up to an additional $250 million of its Class A Common Stock under the March 2013 Stock Plan, which has no fixed or scheduled termination date. Reference is made to the discussion in Note 9, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

In November 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $250 million of the Company’s Class A Common Stock under an open-ended stock plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.

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
______________________________________
* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	December 4, 2013	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)