Form 10-K
period 2014-02-01
DILLARDS INC
filed 2014-03-27
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2013: $3,261,211,987.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2014:

CLASS A COMMON STOCK, $0.01 par value	39,918,285
CLASS B COMMON STOCK, $0.01 par value	4,010,929
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2014 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 1, 2014, we operated 296 Dillard's stores, including 18 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC and CDI Contractors, Inc. ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel	22	22	23
Ladies' accessories and lingerie	16	15	14
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	5	5	6
	99	98	99
Construction segment	1	2	1
Total	100%	100%	100%
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
Our merchandise selections include, but are not limited to, Dillard's lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, GB, Roundtree & Yorke and Daniel Cremieux. Dillard's exclusive brands/private label merchandise program provides benefits for Dillard's and our customers. Our customers receive fashionable, higher quality product often at a savings compared to national brands. Dillard's private label merchandise program allows us to ensure Dillard's high standards are achieved, while minimizing costs and differentiating our merchandise offerings from other retailers.
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
GE Consumer Finance ("GE") owns and manages Dillard's proprietary credit cards ("proprietary cards") under a long-term marketing and servicing alliance ("Alliance"). GE establishes and owns proprietary card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Alliance, we receive on-going cash compensation from GE based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. Furthermore, pursuant to this agreement, we have no continuing involvement other than to honor the proprietary cards in our stores. Although not obligated to a specific level of marketing commitment, we participate in the marketing of the proprietary cards and accept payments on the proprietary cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.
The Alliance expires in late fiscal 2014. The Company is currently considering its options concerning the future ownership and management of the credit card business.
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
As of February 1, 2014, we employed approximately 40,000 full-time and part-time associates, of which approximately 46% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers and consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2013 and 2011 ended February 1, 2014 and January 28, 2012, respectively, and each contained 52 weeks. Fiscal year 2012 ended February 2, 2013 and contained 53 weeks.
The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. website: www.dillards.com.
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

Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.
ITEM 1A.    RISK FACTORS.
The risks described in this Item 1A, Risk Factors, of this Annual Report on Form 10-K for the year ended February 1, 2014, could materially and adversely affect our business, financial condition and results of operations.
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
We conduct our retail merchandise business under highly competitive conditions. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, operating efficiency, price, quality, customer service and credit availability. We have numerous competitors nationally, locally and on the Internet, including conventional department stores, specialty retailers, off-price and discount stores, boutiques, mass merchants, Internet and mail-order retailers. Although we are a large regional department store, some of our competitors are larger than us with greater financial resources and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Additionally, we compete in certain markets with a substantial number of retailers that specialize in one or more types of merchandise that we sell. In recent years, competition has intensified as a result of reduced discretionary consumer spending, increased promotional activity, deep price discounting, and few barriers to entry. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We anticipate that intense competition will continue from both existing competitors and new entrants. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.
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
The ongoing global economic instability continues to cause a great deal of uncertainty domestically and abroad. Additional uncertainty has resulted from the ongoing debate in the United States regarding budgetary concerns, including the U.S. debt. This market uncertainty may continue to result in reduced consumer confidence and spending, which could have an adverse effect on our results of operations.
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
The Alliance expires in late fiscal 2014. If, when the Alliance expires, GE is unable or unwilling to renew and continue owning and managing our proprietary credit cards on similar terms and conditions as exist today or we are unable to quickly and adequately contract with a comparable replacement vendor, then our operating results and cash flows could be adversely affected due to a decrease in credit card sales to our cardholding customers and a loss of revenues attributable to payments from GE. In addition, if our agreement with GE is terminated prior to its expiration under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, holders of our proprietary credit card will be unable to use their cards. This would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from GE and customer dissatisfaction, any or all of which could have an adverse effect on our business and results of operations.
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
In order to generate customer traffic and for convenience of our customers, we locate our stores in desirable locations within shopping malls. Our stores benefit from the abilities that our Company, other anchor tenants and other area attractions have to generate consumer traffic. They also benefit from the continuing popularity of shopping malls as shopping destinations. Adverse changes in the development of new shopping malls in the United States, the availability or cost of appropriate locations within existing or new shopping malls, competition with other retailers for prominent locations, the success of individual shopping malls and the success of other anchor tenants, or the continued popularity of shopping malls may impact our ability to maintain or grow our sales in our existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.
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
In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, class-action allegations brought under various consumer protection and employment laws. Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store or from product defects, and we are also subject to lawsuits filed by patent holders alleging patent infringement. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome.
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
The Company's expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact the Company's financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Many of our employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so as a result of recent changes to healthcare laws in the United States. Such changes include potential penalties on persons for not obtaining healthcare coverage and being ineligible for certain healthcare subsidies if an employee is eligible and offered qualifying and affordable healthcare coverage under an employer's plan. If a large portion of eligible employees who currently choose not to participate in our plans choose to enroll as a result of the law change, it may significantly increase our healthcare coverage costs or we may not be able to offer competitive health care benefits to attract and retain employees, either of which could have an adverse effect on our reputation and have a negative impact on our financial results.
The Company depends on its ability to attract and retain quality employees, and failure to do so could adversely affect our ability to execute our business strategy and our operating results.
The Company's business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage and health reform legislation and changing demographics. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company's ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company's business and results of operations.
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
Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports. The Company's computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by the Company's employees. If the Company's computer systems are damaged or cease to function properly, the Company may have to make a significant investment to repair or replace them, and the Company may suffer loss of critical data and interruptions or delays in its operations in the interim. Any material interruption in the Company's computer systems could adversely affect its business or results of operations. Additionally, to keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems and enhancements of our existing systems. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations.
A privacy breach could adversely affect our business, reputation and financial condition.
We receive certain personal information about our employees and our customers, including information permitting cashless payments, both in our stores and through our online operations at www.dillards.com. In addition, our online operations depend upon the secure transmission of confidential information over public networks.
We have a longstanding Information Security Program committed to regular risk assessment practices surrounding the protection of confidential data. This program includes rigorous network segmentation and access controls around the computer resources that house confidential data. In response to recent high profile security breaches at other companies, we have again evaluated the security environment surrounding the handling and control of our critical data, especially the private data we receive from our customers, and have instituted additional measures to help protect us from a privacy breach.
Despite our substantial security measures, it is possible that unauthorized persons (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) might defeat our security measures in the future and obtain personal information of customers, employees or others that we hold. Such a compromise that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, employees and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At February 1, 2014, we operated 296 stores in 29 states totaling approximately 50.5 million square feet of which we owned approximately 44.8 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 1, 2014:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	10	10	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	39	—	3	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	6	3	1	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	14	14	—	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	4	4	—	—	—
Ohio	14	10	4	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	8	1	—	1
Texas	59	44	9	1	5
Utah	5	4	1	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	296	245	32	12	7

At February 1, 2014, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Maumelle, AR	850,000	Owned
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 13 and 14 of "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 27, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.
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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	69	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	64	Director; President	1998	Brother of William Dillard, II
Mike Dillard	62	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	67	Director; Executive Vice President	1998	Sister of William Dillard, II
James I. Freeman	64	Director; Senior Vice President; Chief Financial Officer	1988	None
William Dillard, III	43	Vice President	2001	Son of William Dillard, II
Denise Mahaffy	55	Vice President	1993	Sister of William Dillard, II
Mike McNiff	61	Vice President	1995	None
Brant Musgrave (1)	41	Vice President	2014	None
Robin Sanderford	67	Vice President	1998	None
Burt Squires	64	Vice President	1984	None
Julie A. Taylor	62	Vice President	1998	None
David Terry (2)	64	Vice President	2011	None
_______________________________________________________________________________

(1)	Mr. Musgrave served as a Regional Vice President of Stores from 2007 to 2014. In 2014, he was promoted to Corporate Vice President of Stores.

(2)	Mr. Terry served as Regional President of Merchandising from 2006 to 2011. In 2011, he was promoted to Corporate Vice President of Merchandising.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2013 and 2012 are presented in the table below:

	2013		2012		Dividends per Share
Fiscal Quarter	High	Low	High	Low	2013	2012
First	$89.42	$75.33	$65.49	$43.70	$0.05	$0.05
Second	94.86	78.97	72.46	60.76	0.05	0.05
Third	86.90	75.60	79.24	63.94	0.06	0.05
Fourth	97.87	80.88	89.98	75.11	0.06	5.05
While the Company expects to continue paying quarterly cash dividends during fiscal 2014, all dividends will be reviewed quarterly and declared by the Board of Directors.
Stockholders
As of March 1, 2014, there were 3,130 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock
There were no issuer purchases of equity securities during the fourth quarter of fiscal 2013.
In March 2013, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock ("March 2013 Stock Plan"). Remaining availability pursuant to the March 2013 Stock Plan was $40.4 million as of February 1, 2014.
In November 2013, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock ("November 2013 Stock Plan"). Remaining availability pursuant to the November 2013 Stock Plan was $250.0 million as of February 1, 2014.
Reference is made to the discussion in "Note 9. Stockholders' Equity" in the "Notes to Consolidated Financial Statements" in Item 8 of this Report on Form 10-K, which information is incorporated by reference herein.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the Company's equity compensation plans is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information".

Company Performance
For each of the last five fiscal years, the graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 30, 2009 (the last trading day prior to the start of fiscal 2009) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
Dollars
2,400
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
Fiscal Year
BASE YEAR
2009
2010
2011
2012
2013
Dillard's
S&P 500
S&P 500 Dept Stores

	2009	2010	2011	2012	2013
Dillard's, Inc.	$386.62	$944.55	$1,088.40	$2,190.07	$2,278.55
S&P 500	133.14	161.44	170.04	200.48	243.98
S&P 500 Department Stores	167.17	191.73	216.47	221.71	261.98

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2013	2012*	2011	2010	2009
Net sales	$6,531,647	$6,593,169	$6,263,600	$6,120,961	$6,094,948
Percent change	(1)%	5%	2%	—%	(11)%
Cost of sales	4,223,715	4,247,108	4,047,269	3,980,873	4,109,618
Percent of sales	64.7%	64.4%	64.6%	65.0%	67.4%
Interest and debt expense, net	64,505	69,596	72,059	73,792	74,003
Income (loss) before income taxes and income on and equity in losses of joint ventures	496,224	479,750	396,669	268,716	84,525
Income taxes (benefit)	173,400	145,060	(62,518)	84,450	12,690
Income on and equity in losses of joint ventures	847	1,272	4,722	(4,646)	(3,304)
Net income (loss)	323,671	335,962	463,909	179,620	68,531
Net income (loss) per diluted common share	7.10	6.87	8.52	2.67	0.93
Dividends per common share	0.22	5.20	0.19	0.16	0.16
Book value per common share	45.33	41.24	41.50	34.79	31.21
Average number of diluted shares outstanding	45,586,087	48,910,946	54,448,065	67,174,163	73,783,960
Accounts receivable	30,840	31,519	28,708	25,950	63,222
Merchandise inventories	1,345,321	1,294,581	1,304,124	1,290,147	1,300,680
Property and equipment, net	2,134,200	2,287,015	2,440,266	2,595,514	2,780,837
Total assets	4,050,739	4,048,744	4,306,137	4,374,166	4,606,327
Long-term debt	614,785	614,785	614,785	697,246	747,587
Capital lease obligations	6,759	7,524	9,153	11,383	22,422
Other liabilities	228,439	233,492	245,218	205,916	213,471
Deferred income taxes	230,248	255,652	314,598	341,689	349,722
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,992,197	1,970,175	2,052,019	2,086,720	2,304,103
Number of stores
Opened	—	—	—	2	—
Closed	6	2	4	3	6
Total—end of year	296	302	304	308	309
___________________________________

*	Fiscal 2012 contains 53 weeks.

The items below are included in the Selected Financial Data.
2013
The items below amount to a net $7.9 million pretax gain ($5.1 million after tax gain or $0.11 per share).

•	an $11.7 million pretax gain ($7.6 million after tax or $0.17 per share) related to the sale of an investment (see Note 1 of the Notes to Consolidated Financial Statements).

•
a $5.4 million pretax charge ($3.5 million after tax or $0.08 per share) for asset impairment and store closing charges related to the write-down of certain cost method investments (see Note 14 of the Notes to Consolidated Financial Statements).

•	a $1.5 million pretax gain ($1.0 million after tax or $0.02 per share) related to a pension adjustment (see Note 8 of the Notes to Consolidated Financial Statements).
2012
The items below amount to a net $9.8 million pretax gain ($26.2 million after tax gain or $0.54 per share).

•	an $11.4 million pretax gain ($7.4 million after tax or $0.15 per share) related to the sale of three former retail store locations.

•
a $1.6 million pretax charge ($1.0 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of a property held for sale and of an operating property (see Note 14 of Notes to Consolidated Financial Statements).

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

•
a $1.2 million pretax charge ($0.8 million after tax or $0.01 per share) for asset impairment and store closing charges related to the write-down of one property held for sale (see Note 14 of the Notes to Consolidated Financial Statements).

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Dillard's, Inc. operates 296 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar, the fiscal 2013 and 2011 reporting periods presented and discussed below ended February 1, 2014 and January 28, 2012, respectively, and each contained 52 weeks. The fiscal 2012 reporting period presented and discussed below ended February 2, 2013 and contained 53 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended February 1, 2014, February 2, 2013 and February 4, 2012.
EXECUTIVE OVERVIEW
Fiscal 2013
Comparable retail sales increased 1% over last year, yet while improved, these lower than anticipated sales necessitated heavier markdowns. As a result, gross profit from retail operations declined 40 basis points over last year, mainly from a slowdown in the second half of the year, while selling, general and administrative expenses improved 40 basis points of sales. During the year, we repurchased $301.6 million, or 3.9 million shares, of our Class A Common Stock. Net income was $323.7 million, or $7.10 per share, for the year, and operating cash flow was $501.8 million.
Included in net income for fiscal 2013 are:

•	an $11.7 million pretax gain ($7.6 million after tax or $0.17 per share) related to the sale of an investment.

•	a $5.4 million pretax charge ($3.5 million after tax or $0.08 per share) for asset impairment and store closing charges related to the write-down of certain cost method investments.

•	a $1.5 million pretax gain ($1.0 million after tax or $0.02 per share) related to a pension adjustment.
Included in net income of $336.0 million, or $6.87 per share, for fiscal 2012 are:

•	an $11.4 million pretax gain ($7.4 million after tax or $0.15 per share) related to the sale of three former retail store locations.

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
As of February 1, 2014, we had working capital of $881.8 million (including cash and cash equivalents of $237.1 million) and $814.8 million of total debt outstanding, excluding capital lease obligations, with no scheduled maturities until late fiscal 2017. We operated 296 total stores as of February 1, 2014, a decrease of six stores from the same period last year.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Net sales (in millions)	$6,531.6		$6,593.2		$6,263.6
Gross profit (in millions)	$2,307.9		$2,346.1		$2,216.3
Gross profit as a percentage of net sales	35.3%		35.6%		35.4%
Retail gross profit as a percentage of net sales	35.7%		36.1%		35.8%
Selling, general and administrative expenses as a percentage of net sales	25.0%		25.4%		26.0%
Cash flow from operations (in millions)	$501.8		$522.7		$501.1
Total retail store count at end of period	296		302		304
Retail sales per square foot	$130		$129		$121
Retail stores sales trend	1%	(1)	3%	(2)	3%
Comparable retail store sales trend	1%	(1)	4%	(2)	4%
Comparable retail store inventory trend	5%		(1)%		3%
Retail merchandise inventory turnover	2.8		2.9		2.8
___________________________________
(1)    Based upon the 52 weeks ended February 1, 2014 and 52 weeks ended February 2, 2013
(2)    Based upon the 52 weeks ended February 2, 2013 and 52 weeks ended February 4, 2012
Trends and Uncertainties
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

2014 Guidance
A summary of estimates on key financial measures for fiscal 2014 is shown below.

(in millions of dollars)	Fiscal 2014 Estimated	Fiscal 2013 Actual
Depreciation and amortization	$260	$255
Rentals	26	27
Interest and debt expense, net	61	65
Capital expenditures	150	95
General
Net sales.    Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI, the Company's general contracting construction company. Comparable store sales include sales for those stores which were in operation for a full period in both the current quarter and the corresponding quarter for the prior year. Comparable store sales exclude changes in the allowance for sales returns. Non-comparable store sales include: sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.
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
Income on and equity in losses of joint ventures.    Income on and equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as a distribution of excess cash from one of the Company's mall joint ventures.

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
Merchandise inventory.    Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out retail inventory method ("FIFO RIM") may be lower than the LIFO RIM method. Additionally, inventory values at LIFO RIM cost may be in excess of net realizable value. At February 1, 2014 and February 2, 2013, the Company reduced the value of inventories on LIFO RIM to the FIFO RIM value, which approximates market value. Cost of sales during fiscal 2013, 2012 and 2011 under both the FIFO RIM and LIFO RIM methods was the same. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $10 million for fiscal 2013.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $5.7 million and $6.5 million as of February 1, 2014 and February 2, 2013 respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the years ended February 1, 2014, February 2, 2013 and January 28, 2012.
The Company's share of income earned under the Alliance with GE involving the Dillard's branded proprietary credit cards is included as a component of service charges and other income. The Company received income of approximately $113 million, $107 million and $96 million from GE in fiscal 2013, 2012 and 2011, respectively. Pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary credit cards and accepts payments on the proprietary credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to GE.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 1, 2014 and February 2, 2013, insurance accruals of $47.5 million and $48.7 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2013 and 2012, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.1 million for fiscal 2013.
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
The total amount of unrecognized tax benefits as of February 1, 2014 and February 2, 2013 was $6.5 million and $5.4 million, respectively, of which $4.1 million and $3.9 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of income during fiscal 2013, 2012 and 2011 was $(0.4) million, $(2.1) million, and $(0.2) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of February 1, 2014 and February 2, 2013 was $0.9 million and $1.4 million, respectively.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the fiscal tax year 2011. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2010 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's income tax audits and lapse of statutes of limitation. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate increased to 4.4% as of February 1, 2014 from 4.0% as of February 2, 2013. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $174 million is appropriately stated as of February 1, 2014; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $10.7 million. The Company expects to make a contribution to the pension plan of approximately $2.7 million in fiscal 2014. The Company expects pension expense to be approximately $14.7 million in fiscal 2014 with a liability of $185.9 million at January 31, 2015.
RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 1, 2014		February 2, 2013		January 28, 2012
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,531,647	100.0%	$6,593,169	100.0%	$6,263,600	100.0%
Service charges and other income	160,130	2.5	158,426	2.4	141,884	2.3
	6,691,777	102.5	6,751,595	102.4	6,405,484	102.3
Cost of sales	4,223,715	64.7	4,247,108	64.4	4,047,269	64.6
Selling, general and administrative expenses	1,632,036	25.0	1,671,526	25.4	1,630,907	26.0
Depreciation and amortization	255,490	3.9	259,621	3.9	257,685	4.1
Rentals	26,833	0.4	34,838	0.5	48,110	0.8
Interest and debt expense, net	64,505	1.0	69,596	1.1	72,059	1.2
Gain on litigation settlement	—	0.0	—	—	(44,460)	(0.7)
Gain on disposal of assets	(12,379)	(0.2)	(12,435)	(0.2)	(3,955)	(0.1)
Asset impairment and store closing charges	5,353	0.1	1,591	0.0	1,200	0.0
Income before income taxes and income on and equity in losses of joint ventures	496,224	7.6	479,750	7.3	396,669	6.3
Income taxes (benefit)	173,400	2.7	145,060	2.2	(62,518)	(1.0)
Income on and equity in losses of joint ventures	847	0.0	1,272	—	4,722	0.1
Net income	$323,671	5.0%	$335,962	5.1%	$463,909	7.4%

Sales

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales:
Retail operations segment	$6,439,304	$6,489,366	$6,193,903
Construction segment	92,343	103,803	69,697
Total net sales	$6,531,647	$6,593,169	$6,263,600
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2013 - 2012 (1)	Fiscal 2012 - 2011 (2)
Retail operations segment
Cosmetics	(2.0)%	2.5%
Ladies' apparel	(0.9)	1.0
Ladies' accessories and lingerie	5.8	8.8
Juniors' and children's apparel	1.4	1.9
Men's apparel and accessories	0.2	5.6
Shoes	2.5	3.7
Home and furniture	(5.3)	(5.8)
Construction segment	(11.0)	48.9
___________________________________

(1)	Retail operations sales trends are based upon the 52 weeks ended February 1, 2014 and 52 weeks ended February 2, 2013

(2)	Retail operations sales trends are based upon the 52 weeks ended February 2, 2013 and 52 weeks ended February 4, 2012
2013 Compared to 2012
Net sales from the retail operations segment decreased $50.1 million or 1% during fiscal 2013 as compared to fiscal 2012. During the 52 weeks ended February 1, 2014 as compared to the 52 weeks ended February 2, 2013, total sales and sales in comparable stores increased 1%. During the comparable 52-week periods, sales of ladies' accessories and lingerie increased significantly over the prior year, sales of shoes increased moderately and sales of juniors' and children's apparel increased slightly. Sales of men's apparel and accessories were essentially flat over the prior year comparable period. Sales of ladies' apparel decreased slightly between the comparable periods, sales of cosmetics decreased moderately while sales of home and furniture declined significantly.
The number of sales transactions during fiscal 2013 decreased 4% over fiscal 2012 while the average dollars per sales transaction increased 3%.
Net sales from the construction segment decreased $11.5 million or 11% during fiscal 2013 as compared to fiscal 2012 due to a shift in the timing of certain construction projects. The backlog of awarded construction contracts at February 1, 2014 totaled $196.5 million.
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

Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2013, 2012 and 2011 was 21.1%, 21.6% and 21.8% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013 - 2012	2012 - 2011	2013 - 2012	2012 - 2011
Service charges and other income:
Retail operations segment
Income from GE marketing and servicing alliance	$113.1	$107.1	$95.8	$6.0	$11.3	5.6%	11.8%
Leased department income	9.2	10.8	10.1	(1.6)	0.7	(14.8)	6.9
Shipping and handling income	20.3	19.1	18.4	1.2	0.7	6.3	3.8
Other	17.2	21.3	16.9	(4.1)	4.4	(19.2)	26.0
	159.8	158.3	141.2	1.5	17.1	0.9	12.1
Construction segment	0.3	0.1	0.7	0.2	(0.6)	200.0	(85.7)
Total	$160.1	$158.4	$141.9	$1.7	$16.5	1.1%	11.6%
2013 Compared to 2012
Service charges and other income is composed primarily of income from the Alliance with GE. Income from the Alliance increased $6.0 million in fiscal 2013 compared to fiscal 2012 primarily due to increases in finance charge income.
2012 Compared to 2011
Income from the Alliance increased $11.3 million in fiscal 2012 compared to fiscal 2011 primarily due to increases in finance charge and late charge fee income and decreased credit losses.

Gross Profit

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Gross profit:
Retail operations segment	$2,301,271	$2,340,754	$2,215,232
Construction segment	6,661	5,307	1,099
Total gross profit	$2,307,932	$2,346,061	$2,216,331
Gross profit as a percentage of segment net sales:
Retail operations segment	35.7%	36.1%	35.8%
Construction segment	7.2	5.1	1.6
Total gross profit as a percentage of net sales	35.3	35.6	35.4
2013 Compared to 2012
Gross profit declined 30 basis points of sales during fiscal 2013 compared to fiscal 2012. Gross profit from retail operations declined 40 basis points of sales during the same periods due to increased markdowns taken as a result of lower than anticipated sales partially offset by increased initial markups. Inventory in comparable stores increased 5% as of February 1, 2014 compared to February 2, 2013.
During fiscal 2013, gross margin declined slightly in shoes and home and furniture. Gross margin was essentially flat in all other product categories.

Gross profit from the construction segment improved $1.4 million (210 basis points of sales). The improvement was due to improved fee percentages on new contracts.
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

Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
SG&A:
Retail operations segment	$1,627,053	$1,666,798	$1,626,142
Construction segment	4,983	4,728	4,765
Total SG&A	$1,632,036	$1,671,526	$1,630,907
SG&A as a percentage of segment net sales:
Retail operations segment	25.3%	25.7%	26.3%
Construction segment	5.4	4.6	6.8
Total SG&A as a percentage of net sales	25.0	25.4	26.0
2013 Compared to 2012
SG&A declined $39.5 million or 40 basis points of sales during fiscal 2013 compared to fiscal 2012. The decrease was most noted in: payroll and payroll related taxes ($12.1 million), primarily due to the 53rd week of fiscal 2012 partially offset by increases in selling payroll. SG&A also declined due to reduced advertising expenditures ($12.0 million), insurance ($8.5 million) and a $1.5 million pretax credit to pension expense for a gain from a pension curtailment.
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

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Depreciation and amortization:
Retail operations segment	$255,240	$259,414	$257,504
Construction segment	250	207	181
Total depreciation and amortization	$255,490	$259,621	$257,685
2013 Compared to 2012
Depreciation and amortization expense decreased $4.1 million during fiscal 2013 compared to fiscal 2012, primarily as a result of reduced capital expenditures.
2012 Compared to 2011
Depreciation and amortization expense increased $1.9 million during fiscal 2012 compared to fiscal 2011.

Rentals

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Rentals:
Retail operations segment	$26,787	$34,787	$48,058
Construction segment	46	51	52
Total rentals	$26,833	$34,838	$48,110
2013 Compared to 2012
Rental expense declined $8.0 million or 23.0% in fiscal 2013 compared to fiscal 2012 primarily due to a reduction in the amount of equipment leased by the Company.
2012 Compared to 2011
Rental expense declined $13.3 million or 27.6% in fiscal 2012 compared to fiscal 2011 primarily due to a reduction in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest and debt expense (income), net:
Retail operations segment	$64,572	$69,719	$72,218
Construction segment	(67)	(123)	(159)
Total interest and debt expense, net	$64,505	$69,596	$72,059
2013 Compared to 2012
Net interest and debt expense declined $5.1 million in fiscal 2013 compared to fiscal 2012 primarily due to lower average debt levels and a decrease of interest resulting from the 53rd week of fiscal 2012. Total weighted average debt outstanding during fiscal 2013 decreased approximately $23.0 million compared to fiscal 2012, which included an increase in weighted average short-term debt under the credit facility.
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

Gain on Litigation Settlement

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Gain on litigation settlement:
Retail operations segment	$—	$—	$(44,460)
Construction segment	—	—	—
Total gain on litigation settlement	$—	$—	$(44,460)
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

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
(Gain) loss on disposal of assets:
Retail operations segment	$(12,376)	$(12,434)	$(4,019)
Construction segment	(3)	(1)	64
Total gain on disposal of assets	$(12,379)	$(12,435)	$(3,955)
Fiscal 2013
During fiscal 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands ("Acumen"), an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.
During fiscal 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.
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

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Asset impairment and store closing charges:
Retail operations segment	$5,353	$1,591	$1,200
Construction segment	—	—	—
Total asset impairment and store closing charges	$5,353	$1,591	$1,200
Fiscal 2013
Asset impairment and store closing charges for fiscal 2013 consisted of the write-down of certain cost method investments.
Fiscal 2012
Asset impairment and store closing charges for fiscal 2012 consisted of the write-down of a property held for sale and of an operating property, both of which the Company had contracted to sell.
Fiscal 2011
Asset impairment and store closing charges for fiscal 2011 consisted of the write-down of a property held for sale.

Income Taxes
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was 34.9% in fiscal 2013, 30.2% in fiscal 2012, and (15.6)% in fiscal 2011. The Company expects the fiscal 2014 federal and state effective income tax rate to approximate 35%.
Fiscal 2013
During fiscal 2013, income taxes included the recognition of tax benefits of approximately $5.5 million related to decreases in valuation allowances related to state net operating loss carryforwards and $3.0 million related to federal tax credits. The Company is currently under examination by the IRS for fiscal tax year 2011. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's financial statements.
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
Fiscal 2011
During fiscal 2011, income taxes included the recognition of approximately $201.6 million in tax benefit due to the reversal of the valuation allowance related to the amount of the capital loss carryforward used to offset the capital gain income recognized on the taxable transfer of the properties to a real estate investment trust ("REIT Transaction"). Approximately $134.4 million of the tax benefit relates to increased basis in depreciable property while approximately $67.2 million of the benefit relates to increased basis in land. Due to the increased tax basis of the depreciable properties transferred to the REIT, the Company will recognize increased tax depreciation deductions in the future which are expected to yield cash tax benefits of approximately $5.0 million annually in years one through twenty and approximately $2.0 million annually in years twenty-one through forty beginning with fiscal 2011. Due to the uncertainty surrounding whether the REIT will dispose of any of its land assets in the future, the Company cannot estimate when or if the cash tax benefits related to the increased basis in land will be received.
Additionally, income taxes included the recognition of tax benefits of approximately $3.7 million related to federal tax credits, $1.0 million for the increase in the cash surrender value of life insurance policies, $0.6 million due to net decreases in unrecognized tax benefits, interest and penalties, and $0.6 million related to decreases in net deferred tax liabilities resulting from legislatively-enacted state tax rate reductions. These tax benefits were partially offset by the recognition of tax expense of approximately $2.3 million due to increases in net operating loss valuation allowances. Additionally, during fiscal 2011, the IRS concluded its examination of the Company's federal income tax returns for the fiscal tax years 2008 through 2009, and no significant changes occurred in these tax years as a result of such examination.
LIQUIDITY AND CAPITAL RESOURCES
The Company's current non-operating priorities for its use of cash are stock repurchases, strategic investments to enhance the value of existing properties and dividend payments to shareholders.
Cash flows for the three fiscal years ended were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013 - 2012	2012 - 2011
Operating Activities	$501,757	$522,703	$501,140	(4.0)%	4.3%
Investing Activities	(76,628)	(105,709)	(83,224)	27.5	(27.0)
Financing Activities	(312,055)	(517,206)	(536,935)	39.7	3.7
Total Cash (Used) Provided	$113,074	$(100,212)	$(119,019)
Operating Activities
The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 96.2% and 96.1% of total revenues in fiscal 2013 and 2012, respectively.
Operating cash inflows also include revenue and reimbursements from the Alliance with GE, which owns and manages the Company's private label credit card business under the Alliance, and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement. The Company received income of approximately $113 million and $107 million from GE in fiscal 2013 and 2012, respectively. The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE's funding costs. The Alliance expires in late fiscal 2014, and the Company is currently considering its options concerning the future ownership and management of the credit card business.
Net cash flows from operations decreased $20.9 million during fiscal 2013 compared to fiscal 2012. This decline is primarily attributable to a decrease of $111.9 million related to changes in working capital items, primarily of increases in inventories and decreases in accrued expenses. This decrease was partially offset by higher net income, as adjusted for non-cash items, of $90.9 million for fiscal 2013 compared to fiscal 2012.
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
Capital expenditures decreased $41.7 million for fiscal 2013 compared to fiscal 2012. The fiscal 2013 expenditures of $94.9 million were primarily for the remodeling of existing stores.
Capital expenditures for fiscal 2014 are expected to be approximately $150 million. These expenditures are primarily for the construction and remodeling of stores. We have begun construction of our new locations at The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet) and The Mall at University Town Center in Sarasota, Florida (180,000 square feet). Both locations are expected to open during the third quarter of fiscal 2014.

Store closures during fiscal 2013 were:

Closed Locations—Fiscal 2013	City	Square Feet
Cache Valley Mall	Logan, Utah	94,000
Randolph Mall	Asheboro, North Carolina	60,000
Euclid Square Mall	Euclid, Ohio	100,000
Collin Creek Mall	Plano, Texas	195,000
University Mall	Chapel Hill, North Carolina	64,000
Twin Peaks Mall	Longmont, Colorado	90,000
Total closed square footage		603,000
During fiscal 2013, 2012 and 2011, we received proceeds from the sale of property and equipment of $2.5 million, $30.9 million and $18.9 million, respectively, and recorded related gains of $0.6 million, $12.4 million and $1.8 million, respectively.
During fiscal 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen, resulting in a gain of $11.7 million that was recorded in gain on disposal of assets.
During fiscal 2011, the Company sold its interest in a mall joint venture located in Denver, Colorado for $11.0 million, resulting in a gain of $2.1 million that was recorded in gain on disposal of assets.
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
Cash used in financing activities decreased to $312.1 million in fiscal 2013 from $517.2 million in fiscal 2012. This increase in cash flow of $205.2 million was primarily due to a reduction in cash dividends paid (mainly due to a special, one-time dividend paid in fiscal 2012) and debt maturities partially offset by an increase in treasury stock purchases.
Stock Repurchase.    In November 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("November 2013 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. The November 2013 Stock Plan has no expiration date. As of February 1, 2014, $250.0 million of authorization remained under the November 2013 Stock Plan.
In March 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("March 2013 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The March 2013 Stock Plan has no expiration date. During fiscal 2013, the Company repurchased 2.7 million shares for $209.6 million at an average price of $77.93 per share. At February 1, 2014, $40.4 million of authorization remained under the March 2013 Stock Plan.
In February 2012, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("2012 Stock Plan"). During fiscal 2012, the Company repurchased 2.4 million shares for $158.0 million at an average price of $66.39 per share. During fiscal 2013, the Company repurchased 1.2 million shares for $92.0 million at an average price of $79.14 per share, which completed the authorization under the 2012 Stock Plan.
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
Revolving Credit Agreement.    At February 1, 2014, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with J. P. Morgan Securities LLC ("JPMorgan") and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires July 1, 2018.
Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.5% (1.66% at February 1, 2014) subject to certain availability thresholds as defined in the credit agreement.
Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $908.9 million at February 1, 2014. No borrowings were outstanding at February 1, 2014. Letters of credit totaling $35.7 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $873 million at February 1, 2014. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $45.5 million and $17.0 million during fiscal 2013 and 2012, respectively.
Peak borrowings under the credit facility were approximately $252 million during fiscal 2013. The Company expects peak borrowings to not exceed $250 million during fiscal 2014.
Long-term Debt.    At February 1, 2014, the Company had $614.8 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 6.625% to 7.875% with due dates from fiscal 2017 through fiscal 2028.
During fiscal 2013, the Company reduced its net level of outstanding debt and capital leases by $1.7 million compared to a reduction of $79.0 million in fiscal 2012. No debt matured during fiscal 2013, and the reduction in fiscal 2012 was primarily due to the payment of regularly scheduled maturities of the unsecured notes, term note and mortgage principal.
In addition to paying the regularly scheduled maturities of the unsecured notes, term note and mortgage principal during fiscal 2011, the Company repurchased $5.7 million face amount of its 6.625% notes with an original maturity on January 15, 2018.
There are no maturities of long-term debt during fiscal 2014 through fiscal 2016, and $87.2 million and $161.0 million of long-term debt matures in fiscal 2017 and fiscal 2018, respectively.
Subordinated Debentures.    As of February 1, 2014, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

Fiscal 2014 Outlook
During fiscal 2014, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; high levels of unemployment in various sectors; rising gas prices; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these listed. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$614,785	$—	$—	$248,160	$366,625
Interest on long-term debt	432,411	44,507	89,014	77,944	220,946
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	367,644	14,959	29,918	30,205	292,562
Capital lease obligations, including interest	10,371	1,428	2,856	2,856	3,231
Benefit plan participant payments	177,601	3,255	15,923	20,106	138,317
Purchase obligations(1)	1,202,266	1,202,266	—	—	—
Operating leases(2)	74,345	22,197	33,942	13,709	4,497
Total contractual cash obligations(3)(4)	$3,079,423	$1,288,612	$171,653	$392,980	$1,226,178
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,192.0 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 24% of minimum lease obligations in fiscal 2013.

(3)
The total liability for unrecognized tax benefits is $6.4 million, including tax, penalty, and interest (refer to Note 6 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a material change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $27.7 million and gift card liabilities of $15.3 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	31,725	28,725	3,000	—	—
Import letters of credit	4,017	4,017	—	—	—
Total commercial commitments	$35,742	$32,742	$3,000	$—	$—
___________________________________

(1)
Availability under the credit facility is limited to 90% of the inventory of certain Company subsidiaries (approximately $909 million at February 1, 2014). At February 1, 2014, letters of credit totaling $35.7 million were issued under the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The provisions in this update were effective prospectively beginning with the Company’s first quarter of 2013. The adoption of this update affected the format and presentation of the Company’s consolidated financial statements and the footnotes thereto but did not have any other impact on the Company’s consolidated financial statements.
Guidance on Financial Statement Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit presentation guidelines.  Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  The Company has early adopted this update for fiscal 2013. This adoption did not have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including statements regarding management's expectations and forecasts for fiscal 2014. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption "Item 1A, Risk Factors" in this Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

(in thousands of dollars) Expected Maturity Date (fiscal year)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$—	$87,201	$160,959	$366,625	$614,785	$667,469
Average fixed interest rate	—	—	—	6.6%	7.1%	7.5%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$203,680
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $1.0 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan's Base Rate or LIBOR plus 1.5%. The Company had weighted average borrowings of $45.5 million during fiscal 2013. Based on the average amount outstanding during fiscal 2013, a 100 basis point change in interest rates would result in an approximate $0.5 million annual change to interest expense.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of February 1, 2014.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of February 1, 2014. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2013 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders*	—	$—	8,853,968
Total	—	$—	8,853,968
___________________________________

*	Included in this category are the following equity compensation plans, which have been approved by the Company's shareholders:

•	1990 Incentive and Nonqualified Stock Option Plan

•	1998 Incentive and Nonqualified Stock Option Plan

•	2000 Incentive and Nonqualified Stock Option Plan

•	Dillard's, Inc. Stock Bonus Plan

•	Dillard's, Inc. Stock Purchase Plan

•	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan
There are no non-shareholder approved plans. Balances presented in the table above are as of February 1, 2014.

Additional information called for by this item is incorporated herein by reference from the information under the headings "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" in the Proxy Statement.
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

Date: March 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ WILLIAM DILLARD, II	/s/ JAMES I. FREEMAN
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	James I. Freeman Senior Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ ALEX DILLARD	/s/ DRUE MATHENY
Alex Dillard President and Director	Drue Matheny Executive Vice President and Director

/s/ MIKE DILLARD	/s/ ROBERT C. CONNOR
Mike Dillard Executive Vice President and Director	Robert C. Connor Director

/s/ H. LEE HASTINGS	/s/ FRANK R. MORI
H. Lee Hastings Director	Frank R. Mori Director

/s/ REYNIE RUTLEDGE	/s/ WARREN A. STEPHENS
Reynie Rutledge Director	Warren A. Stephens Director

/s/ J. C. WATTS, JR.	/s/ NICK WHITE
J. C. Watts, Jr. Director	Nick White Director

Date: March 27, 2014

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended February 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard’s, Inc.:
We have audited Dillard’s, Inc.’s (the Company) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Dillard’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dillard’s, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2014, and our report dated March 25, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard's, Inc.:
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dillard’s, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 25, 2014

Consolidated Balance Sheets
Dollars in Thousands

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$237,134	$124,060
Accounts receivable	30,840	31,519
Merchandise inventories	1,345,321	1,294,581
Other current assets	46,861	41,820
Total current assets	1,660,156	1,491,980
Property and equipment:
Land and land improvements	68,289	67,471
Buildings and leasehold improvements	3,061,446	3,047,108
Furniture, fixtures and equipment	1,244,671	1,320,938
Buildings under construction	1,947	453
Buildings and equipment under capital leases	18,522	18,522
Less accumulated depreciation and amortization	(2,260,675)	(2,167,477)
	2,134,200	2,287,015
Other assets	256,383	269,749
Total assets	$4,050,739	$4,048,744
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$640,336	$653,769
Current portion of long-term debt	—	—
Current portion of capital lease obligations	784	1,710
Federal and state income taxes including current deferred taxes	137,191	111,637
Total current liabilities	778,311	767,116
Long-term debt	614,785	614,785
Capital lease obligations	6,759	7,524
Other liabilities	228,439	233,492
Deferred income taxes	230,248	255,652
Subordinated debentures	200,000	200,000
Commitments and Contingencies
Stockholders' equity:
Common stock, Class A—119,706,926 and 119,676,474 shares issued; 39,937,247 and 43,758,311 shares outstanding	1,197	1,197
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	935,208	932,495
Accumulated other comprehensive loss	(24,074)	(31,275)
Retained earnings	3,413,240	3,099,566
Less treasury stock, at cost, Class A—79,769,679 and 75,918,163 shares	(2,333,414)	(2,031,848)
Total stockholders' equity	1,992,197	1,970,175
Total liabilities and stockholders' equity	$4,050,739	$4,048,744

See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Per Share Data

	Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$6,531,647	$6,593,169	$6,263,600
Service charges and other income	160,130	158,426	141,884
	6,691,777	6,751,595	6,405,484
Cost of sales	4,223,715	4,247,108	4,047,269
Selling, general and administrative expenses	1,632,036	1,671,526	1,630,907
Depreciation and amortization	255,490	259,621	257,685
Rentals	26,833	34,838	48,110
Interest and debt expense, net	64,505	69,596	72,059
Gain on litigation settlement	—	—	(44,460)
Gain on disposal of assets	(12,379)	(12,435)	(3,955)
Asset impairment and store closing charges	5,353	1,591	1,200
Income before income taxes and income on and equity in losses of joint ventures	496,224	479,750	396,669
Income taxes (benefit)	173,400	145,060	(62,518)
Income on and equity in losses of joint ventures	847	1,272	4,722
Net income	$323,671	$335,962	$463,909
Earnings per common share:
Basic	$7.10	$6.98	$8.67
Diluted	7.10	6.87	8.52

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$323,671	$335,962	$463,909
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $4,452, $2,640 and $11,903)	7,201	7,759	(21,204)
Comprehensive income	$330,872	$343,721	$442,705

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 29, 2011	$1,177	$40	$805,422	$(17,830)	$2,653,437	$(1,355,526)	$2,086,720
Net income	—	—	—	—	463,909	—	463,909
Other comprehensive loss	—	—	—	(21,204)	—	—	(21,204)
Issuance of 839,374 shares under stock option and stock bonus plans	8	—	23,374	—	—	371	23,753
Purchase of 11,374,852 shares of treasury stock	—	—	—	—	—	(491,157)	(491,157)
Cash dividends declared:
Common stock, $0.19 per share	—	—	—	—	(10,002)	—	(10,002)
Balance, January 28, 2012	1,185	40	828,796	(39,034)	3,107,344	(1,846,312)	2,052,019
Net income	—	—	—	—	335,962	—	335,962
Other comprehensive income	—	—	—	7,759	—	—	7,759
Issuance of 2,315,767 shares under stock option and stock bonus plans	23	—	112,475	—	—	—	112,498
Purchase and retirement of 1,169,218 shares under stock option plan	(11)	—	(8,776)	—	(93,896)	—	(102,683)
Purchase of 2,818,844 shares of treasury stock	—	—	—	—	—	(185,536)	(185,536)
Cash dividends declared:
Common stock, $5.20 per share	—	—	—	—	(249,844)	—	(249,844)
Balance, February 2, 2013	$1,197	$40	$932,495	$(31,275)	$3,099,566	$(2,031,848)	$1,970,175
Net income	—	—	—	—	323,671	—	323,671
Other comprehensive income	—	—	—	7,201	—	—	7,201
Issuance of 30,452 shares under stock bonus plans	—	—	2,713	—	—	—	2,713
Purchase of 3,851,516 shares of treasury stock	—	—	—	—	—	(301,566)	(301,566)
Cash dividends declared:
Common stock, $0.22 per share	—	—	—	—	(9,997)	—	(9,997)
Balance, February 1, 2014	$1,197	$40	$935,208	$(24,074)	$3,413,240	$(2,333,414)	$1,992,197

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Operating activities:
Net income	$323,671	$335,962	$463,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing cost	257,237	261,572	259,467
Deferred income taxes	(7,329)	(61,093)	(9,494)
Gain on disposal of assets	(12,379)	(12,435)	(3,955)
Asset impairment and store closing charges	5,353	1,591	1,200
Excess tax benefits from share-based compensation	—	(49,949)	(10,171)
Gain on repurchase of debt	—	—	(173)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	679	(2,811)	(2,758)
(Increase) decrease in merchandise inventories	(50,740)	9,543	(13,977)
(Increase) decrease in other current assets	(4,272)	(7,195)	7,913
Decrease (increase) in other assets	3,810	7,923	(210,443)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(21,752)	11,472	(17,981)
Increase in income taxes payable	7,479	28,123	37,603
Net cash provided by operating activities	501,757	522,703	501,140
Investing activities:
Purchase of property and equipment	(94,923)	(136,632)	(115,651)
Proceeds from disposal of assets	18,295	30,923	29,946
Distribution from joint venture	—	—	2,481
Net cash used in investing activities	(76,628)	(105,709)	(83,224)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(1,691)	(79,020)	(56,767)
Cash dividends paid	(7,361)	(252,341)	(10,002)
Purchase of treasury stock	(301,566)	(185,536)	(491,157)
Proceeds from issuance of common stock	—	6,315	10,820
Excess tax benefits from share-based compensation	—	49,949	10,171
Issuance cost of line of credit	(1,437)	(5,375)	—
Purchase and retirement of common stock	—	(51,198)	—
Net cash used in financing activities	(312,055)	(517,206)	(536,935)
Increase (decrease) in cash and cash equivalents	113,074	(100,212)	(119,019)
Cash and cash equivalents, beginning of year	124,060	224,272	343,291
Cash and cash equivalents, end of year	$237,134	$124,060	$224,272
Non-cash transactions:
Accrued capital expenditures	$9,775	$—	$7,089
Stock awards	2,713	4,764	2,762

 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2013 and 2011 ended on February 1, 2014 and January 28, 2012, respectively, and each included 52 weeks. Fiscal year 2012 ended on February 2, 2013 and included 53 weeks.
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
Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 3 months or less when purchased or certificates of deposit with no early withdrawal penalty to be cash equivalents. The Company considers receivables from charge card companies as cash equivalents because they settle the balances within 2 to 3 days.
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
Merchandise Inventories—Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method ("LIFO RIM"). Under LIFO RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. LIFO RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the LIFO RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out retail inventory method ("FIFO RIM") may be lower than the LIFO RIM method. Additionally, inventory values at LIFO RIM cost may be in excess of net realizable value. At February 1, 2014 and February 2, 2013, the Company reduced the value of inventories on LIFO RIM to the FIFO RIM value, which approximates market value. Cost of sales during fiscal 2013, 2012 and 2011 under both the FIFO RIM and LIFO RIM methods was the same. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.
Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2013, 2012 and 2011 was immaterial. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of February 1, 2014 are assets held for sale in the amount of $10.4 million. During fiscal 2013, 2012 and 2011, the Company realized gains on the disposal of property and equipment of $0.6 million, $12.4 million and $1.8 million, respectively.
Depreciation expense on property and equipment was $255 million, $260 million and $258 million for fiscal 2013, 2012 and 2011, respectively.
Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2013, 2012 and 2011, as disclosed in Note 14.
Other Assets—Other assets include investments accounted for by the equity and cost methods. The carrying values of these investments were approximately $1.5 million and $9.2 million at February 1, 2014 and February 2, 2013, respectively. These investments originally consisted of two shopping malls located in Denver, Colorado and Bonita Springs, Florida; one property located in Toledo, Ohio; and an investment in Acumen Brands ("Acumen"), an eCommerce company based in Fayetteville, Arkansas.
During fiscal 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen, resulting in a gain of $11.7 million that was recorded in gain on disposal of assets.
During fiscal 2013, the Company recorded a pretax asset impairment charge of $3.6 million for the write-down of its investment in the Toledo, Ohio property.
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
At February 1, 2014 and February 2, 2013, other assets also included the deferred charge related to the REIT Transaction of $197.4 million and $202.4 million, respectively. Refer to Note 6 for a discussion of the REIT Transaction.
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
GE Consumer Finance ("GE") owns and manages Dillard's proprietary credit cards ("proprietary cards") under a long-term marketing and servicing alliance ("Alliance") that expires in fiscal 2014. The Company's share of income earned under the Alliance is included as a component of service charges and other income. The Company received income of approximately $113 million, $107 million and $96 million from GE in fiscal 2013, 2012 and 2011, respectively. Further, pursuant to this Alliance, the Company has no continuing involvement other than to honor the proprietary cards in its stores. Although not obligated to a specific level of marketing commitment, the Company participates in the marketing of the proprietary cards and accepts payments on the proprietary cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to GE. Amounts received for providing these services are included in the amounts disclosed above.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 1, 2014 and February 2, 2013, gift card liabilities of $57.9 million and $57.5 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $65 million, $77 million and $99 million, net of cooperative advertising reimbursements of $34.1 million, $33.5 million and $33.8 million for fiscal years 2013, 2012 and 2011, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

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
Income on and Equity in Losses of Joint Ventures—Income on and equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as a distribution of excess cash from one of the Company's mall joint ventures.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2013.

New Accounting Pronouncements
Presentation of Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The provisions in this update were effective prospectively beginning with the Company’s first quarter of 2013. The adoption of this update affected the format and presentation of the Company’s consolidated financial statements and the footnotes thereto but did not have any other impact on the Company’s consolidated financial statements.
Guidance on Financial Statement Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit presentation guidelines.  Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  The Company has early adopted this update for fiscal 2013. This adoption did not have a material impact on the Company's consolidated financial statements.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Retail operations segment:
Cosmetics	15%	15%	15%
Ladies' apparel	22	22	23
Ladies' accessories and lingerie	16	15	14
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	5	5	6
	99	98	99
Construction segment	1	2	1
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2013 Construction	Consolidated
Net sales from external customers	$6,439,304	$92,343	$6,531,647
Gross profit	2,301,271	6,661	2,307,932
Depreciation and amortization	255,240	250	255,490
Interest and debt expense (income), net	64,572	(67)	64,505
Income before income taxes and income on and equity in losses of joint ventures	494,452	1,772	496,224
Income on and equity in losses of joint ventures	847	—	847
Total assets	4,011,771	38,968	4,050,739

(in thousands of dollars)	Retail Operations	Fiscal 2012 Construction	Consolidated
Net sales from external customers	$6,489,366	$103,803	$6,593,169
Gross profit	2,340,754	5,307	2,346,061
Depreciation and amortization	259,414	207	259,621
Interest and debt expense (income), net	69,719	(123)	69,596
Income before income taxes and income on and equity in losses of joint ventures	479,181	569	479,750
Income on and equity in losses of joint ventures	1,272	—	1,272
Total assets	4,011,835	36,909	4,048,744

(in thousands of dollars)	Retail Operations	Fiscal 2011 Construction	Consolidated
Net sales from external customers	$6,193,903	$69,697	$6,263,600
Gross profit	2,215,232	1,099	2,216,331
Depreciation and amortization	257,504	181	257,685
Interest and debt expense (income), net	72,218	(159)	72,059
Income (loss) before income taxes and income on and equity in losses of joint ventures	399,813	(3,144)	396,669
Income on and equity in losses of joint ventures	4,722	—	4,722
Total assets	4,266,511	39,626	4,306,137
Intersegment construction revenues of $35.0 million, $32.4 million and $37.3 million were eliminated during consolidation and have been excluded from net sales for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
3. Revolving Credit Agreement
At February 1, 2014, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with J. P. Morgan Securities LLC ("JPMorgan") and Wells Fargo Capital Finance, LLC as the agents for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires July 1, 2018. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.5% (1.66% at February 1, 2014) subject to certain availability thresholds as defined in the credit agreement.
Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $908.9 million at February 1, 2014. No borrowings were outstanding at February 1, 2014. Letters of credit totaling $35.7 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $873 million at February 1, 2014. No borrowings were outstanding as of February 2, 2013. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $45.5 million and $17.0 million during fiscal 2013 and 2012, respectively.
4. Long-Term Debt
Long-term debt of $614.8 million was outstanding at February 1, 2014 and February 2, 2013. This debt consisted of unsecured notes, bearing interest rates ranging from 6.63% to 7.88% and maturing during fiscal 2017 through fiscal 2028.
During fiscal 2011, the Company repurchased $5.7 million face amount of its 6.625% notes with an original maturity on January 15, 2018. This repurchase resulted in a pretax gain of approximately $0.2 million which was recorded in net interest and debt expense.
There are no financial covenants under any of the debt agreements. There are no maturities of long-term debt during fiscal 2014 through fiscal 2016, and $87.2 million and $161.0 million of long-term debt matures in fiscal 2017 and fiscal 2018, respectively.

Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Long-term debt:
Interest	$59,462	$64,505	$67,915
Gain on early retirement of long-term debt	—	—	(173)
Amortization of debt expense	1,641	1,845	1,732
	61,103	66,350	69,474
Interest on capital lease obligations	796	961	1,089
Revolving credit facility expenses	3,628	3,702	3,154
Investment interest income	(1,022)	(1,417)	(1,658)
	$64,505	$69,596	$72,059
Interest paid during fiscal 2013, 2012 and 2011 was approximately $54.7 million, $79.0 million and $80.8 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 1, 2014	February 2, 2013
Trade accounts payable	$464,870	$469,237
Accrued expenses:
Taxes, other than income	49,216	63,890
Salaries, wages and employee benefits	57,165	63,361
Liability to customers	42,560	42,127
Interest	13,649	4,328
Rent	3,814	3,928
Other	9,062	6,898
	$640,336	$653,769
6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Current:
Federal	$176,291	$205,019	$141,473
State	4,438	1,134	6,878
	180,729	206,153	148,351
Deferred:
Federal	(8,990)	(60,616)	(208,847)
State	1,661	(477)	(2,022)
	(7,329)	(61,093)	(210,869)
	$173,400	$145,060	$(62,518)

A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Income tax at the statutory federal rate (inclusive of income on and equity in losses of joint ventures)	$173,975	$168,358	$140,487
State income taxes, net of federal benefit (inclusive of income on and equity in losses of joint ventures)	8,013	5,375	2,261
Net changes in unrecognized tax benefits, interest, and penalties /reserves	(481)	(1,766)	(565)
Tax benefit of federal credits	(3,037)	(2,759)	(3,702)
Changes in cash surrender value of life insurance policies	(986)	(1,160)	(982)
Changes in valuation allowance	(5,501)	(1,027)	(199,299)
Tax benefit of dividends paid to ESOP	(581)	(19,728)	(797)
Other	1,998	(2,233)	79
	$173,400	$145,060	$(62,518)
During fiscal 2013, income taxes included the recognition of tax benefits of approximately $5.5 million related to decreases in valuation allowances related to state net operating loss carryforwards and $3.0 million related to federal tax credits.
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of February 1, 2014 and February 2, 2013 are as follows:

(in thousands of dollars)	February 1, 2014	February 2, 2013
Property and equipment bases and depreciation differences	$311,422	$346,246
Prepaid expenses	51,083	26,565
Joint venture bases differences	13,407	12,277
Differences between book and tax bases of inventory	49,214	52,306
Other	3,539	3,239
Total deferred tax liabilities	428,665	440,633
Accruals not currently deductible	(81,383)	(94,286)
Net operating loss carryforwards	(82,262)	(89,828)
State income taxes	(1,751)	(1,994)
Other	(1,611)	(199)
Total deferred tax assets	(167,007)	(186,307)
Net operating loss valuation allowance	52,503	62,712
Net deferred tax assets	(114,504)	(123,595)
Net deferred tax liabilities	$314,161	$317,038
At February 1, 2014, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $82.3 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2014 and 2034. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $52.5 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.
Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	February 1, 2014	February 2, 2013
Net deferred tax liabilities—noncurrent	$230,248	$255,652
Net deferred tax liabilities—current	83,913	61,386
Net deferred tax liabilities	$314,161	$317,038
The total amount of unrecognized tax benefits as of February 1, 2014 and February 2, 2013 was $6.5 million and $5.4 million, respectively, of which $4.1 million and $3.9 million, respectively, would, if recognized, affect the effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total interest and penalties recognized in the consolidated statements of income during fiscal 2013, 2012 and 2011 was $(0.4) million, $(2.1) million and $(0.2) million, respectively. The total accrued interest and penalties in the consolidated balance sheets as of February 1, 2014 and February 2, 2013 was $0.9 million and $1.4 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Unrecognized tax benefits at beginning of period	$5,432	$8,481	$9,106
Gross increases—tax positions in prior period	967	—	—
Gross decreases—tax positions in prior period	(733)	(3,676)	(955)
Gross increases—current period tax positions	1,207	993	1,314
Settlements	(335)	—	(525)
Lapse of statutes of limitation	—	(366)	(459)
Unrecognized tax benefits at end of period	$6,538	$5,432	$8,481
The Company is currently under examination by the IRS for the fiscal tax year 2011. The tax years that remain subject to examination for major tax jurisdictions are fiscal tax years 2010 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company's income tax audits and lapse of statutes of limitation. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
Income taxes paid, net of income tax refunds received, during fiscal 2013, 2012 and 2011 were approximately $173.8 million, $179.3 million and $104.7 million, respectively.
7. Subordinated Debentures
At February 1, 2014, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At February 1, 2014, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.
8. Benefit Plans
The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $17,500 ($23,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.
The Company incurred benefit plan expense of approximately $18 million, $16 million and $16 million for fiscal 2013, 2012 and 2011, respectively.
The Company has an unfunded, nonqualified defined benefit plan ("Pension Plan") for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. Net periodic benefit costs are included in selling, general and administrative expenses.

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	February 1, 2014	February 2, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$175,534	$174,129
Service cost	4,237	3,267
Interest cost	6,782	7,294
Actuarial (gain) loss	(1,214)	(4,640)
Benefits paid	(2,722)	(4,516)
Plan curtailment gain	(8,747)	—
Benefit obligation at end of year	$173,870	$175,534
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	2,722	4,516
Benefits paid	(2,722)	(4,516)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(173,870)	$(175,534)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(173,870)	$(175,534)
Net amount recognized	$(173,870)	$(175,534)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$38,963	$50,520
Prior service cost	—	96
Net amount recognized	$38,963	$50,616
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2014:
Net actuarial loss	$2,660
Prior service cost	—
Net amount recognized	$2,660

Accumulated benefit obligation at end of year	$(167,632)	$(170,562)
The accrued benefit liability is included in other liabilities.
The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate had increased to 4.4% as of February 1, 2014 from 4.0% as of February 2, 2013. Weighted average assumptions are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Discount rate—net periodic pension cost	4.1%	4.3%	5.5%
Discount rate—benefit obligations	4.4%	4.0%	4.3%
Rate of compensation increases	3.0%	3.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Components of net periodic benefit costs:
Service cost	$4,237	$3,267	$3,326
Interest cost	6,782	7,294	7,200
Net actuarial loss	3,012	5,132	1,967
Amortization of prior service cost	96	626	626
Plan curtailment gain	(1,480)	—	—
Net periodic benefit costs	$12,647	$16,319	$13,119
Other changes in benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(4,225)	$(9,772)	$33,733
Amortization of prior service cost	(96)	(626)	(626)
Total recognized in other comprehensive income	$(4,321)	$(10,398)	$33,107
Total recognized in net periodic benefit costs and other comprehensive income	$8,326	$5,921	$46,226
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2014	$2,678	*
2015	7,161
2016	7,683
2017	9,435
2018	9,891
2019 - 2023	63,053
Total payments for next ten fiscal years	$99,901
___________________________________
* The estimated benefit payment for fiscal 2014 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2014.

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
November 2013 Stock Plan
In November 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("November 2013 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act") or through privately negotiated transactions. The November 2013 Stock Plan has no expiration date. As of February 1, 2014, $250.0 million of authorization remained under the November 2013 Stock Plan.
March 2013 Stock Plan
In March 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("March 2013 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The March 2013 Stock Plan has no expiration date. During fiscal 2013, the Company repurchased 2.7 million shares for $209.6 million at an average price of $77.93 per share. At February 1, 2014, $40.4 million of authorization remained under the March 2013 Stock Plan.
2012 Stock Plan
In February 2012, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("2012 Stock Plan"). During fiscal 2012, the Company repurchased 2.4 million shares for $158.0 million at an average price of $66.39 per share. During fiscal 2013, the Company repurchased 1.2 million shares for $92.0 million at an average price of $79.14 per share, which completed the authorization under the 2012 Stock Plan.
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

10. Accumulated Other Comprehensive Loss ("AOCL")

Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL	Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2013
Defined benefit pension plan items
Amortization of prior service cost	$96	(1)
Amortization of actuarial losses	3,012	(1)
Plan curtailment gain	7,331	(2)
	10,439	Total before tax
	3,988	Income tax expense
	$6,451	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 8, Benefit Plans, for additional information.
(2)        The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 8, Benefit Plans, for additional information.

Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

Defined Benefit Pension Plan Items
Fiscal 2013
Beginning balance	$31,275

Other comprehensive income before reclassifications	(750)
Amounts reclassified from AOCL	(6,451)
Net other comprehensive income	(7,201)

Ending balance	$24,074

11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.
Earnings per common share has been computed as follows:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$323,671	$323,671	$335,962	$335,962	$463,909	$463,909
Average shares of common stock outstanding	45,586	45,586	48,125	48,125	53,515	53,515
Dilutive effect of stock-based compensation	—	—	—	786	—	933
Total average equivalent shares	45,586	45,586	48,125	48,911	53,515	54,448
Per share of common stock:
Net income	$7.10	$7.10	$6.98	$6.87	$8.67	$8.52
No stock options were outstanding at February 1, 2014 and February 2, 2013, and 2,245,000 of stock options were outstanding at January 28, 2012.
12. Stock-Based Compensation
The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. As of February 1, 2014, 7,547,451 shares were available for grant under the plans, and 7,547,451 shares of Class A Common Stock were reserved for issuance under the stock option plans. There were no stock options granted during fiscal 2013, 2012 and 2011, and no stock options were outstanding as of February 1, 2014 and February 2, 2013.
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
The intrinsic value of stock options exercised during fiscal 2012 and 2011 was approximately $135.7 million and $28.2 million, respectively.
13. Commitments and Contingencies
Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Operating leases:
Buildings:
Minimum rentals	$15,767	$17,356	$19,509
Contingent rentals	5,196	5,180	4,491
Equipment	5,870	12,302	24,110
	$26,833	$34,838	$48,110
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of February 1, 2014 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2014	$22,197	$1,428
2015	19,846	1,428
2016	14,096	1,428
2017	8,140	1,428
2018	5,569	1,428
After 2018	4,497	3,231
Total minimum lease payments	$74,345	10,371
Less amount representing interest		(2,828)
Present value of net minimum lease payments (of which $784 is currently payable)		$7,543
Renewal options from three to 25 years exist on the majority of leased properties.
At February 1, 2014, the Company is committed to incur costs of approximately $89 million to acquire, complete and furnish certain stores and equipment.
At February 1, 2014, letters of credit totaling $35.7 million were issued under the Company's $1.0 billion revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
14. Asset Impairment and Store Closing Charges
During fiscal 2013, the Company recorded a pretax charge of $5.4 million for asset impairment and store closing costs. The charge was for the write-down of certain cost method investments.
During fiscal 2012, the Company recorded a pretax charge of $1.6 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale and of an operating property, both of which the Company had contracted to sell.
During fiscal 2011, the Company recorded a pretax charge of $1.2 million for asset impairment and store closing costs. The charge was for the write-down of a property held for sale.
The following is a summary of the activity in the reserve established for store closing charges:

(in thousands of dollars)	Balance, Beginning of Year	Adjustments and Charges*	Cash Payments	Balance, End of Year
Fiscal 2013
Rent, property taxes and utilities	$251	$188	$439	$—
Fiscal 2012
Rent, property taxes and utilities	738	873	1,360	251
Fiscal 2011
Rent, property taxes and utilities	1,360	1,035	1,657	738
___________________________________
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
The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at February 1, 2014 and February 2, 2013 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at February 1, 2014 and February 2, 2013 were approximately $667 million and $672 million, respectively. The carrying value of the Company's long-term debt at February 1, 2014 and February 2, 2013 was approximately $615 million and $615 million, respectively. The fair value of the subordinated debentures at February 1, 2014 and February 2, 2013 was approximately $204 million. The carrying value of the subordinated debentures at February 1, 2014 and February 2, 2013 was $200 million.
During fiscal 2013, the Company recognized an impairment charge of $5.4 million on certain cost method investments. The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary. These investments are recorded in other assets on the balance sheet.
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

•	Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

		Basis of Fair Value Measurements
(in thousands of dollars)	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for use
As of February 2, 2013	$5,000	$—	$5,000	$—
Long-lived assets held for sale
As of February 1, 2014	$10,374	$—	$—	$10,374
As of February 2, 2013	7,358	—	940	6,418
As of January 28, 2012	17,348	—	—	17,348
Long-lived assets held for use
During fiscal 2012, long-lived assets held for use were written down to their fair value of $5.0 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the period. The input used to calculate the fair value of these long-lived assets held for use was based upon a contract the Company had entered to sell the assets. During fiscal 2013, the sale was not consummated, and the store remained in operation.
Long-lived assets held for sale
During fiscal 2013, the Company sold two former retail store locations with carrying values totaling $1.2 million. The Company also closed one store location with a carrying value of $4.2 million, which was held for sale as of February 1, 2014.
During fiscal 2012, the Company sold five former retail store locations with carrying values totaling $9.4 million. During fiscal 2012, long-lived assets held for sale were written down to their fair value of $7.4 million, resulting in an impairment charge of $0.6 million, which was included in earnings for the period. The input used to calculate the fair value of $0.9 million of these long-lived assets held for sale was based upon a contract the Company had entered to sell the assets. The inputs used to calculate the fair value of $6.4 million of these long-lived assets held for sale included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.
During fiscal 2011, the Company sold two former retail store locations with carrying values totaling $9.0 million. During fiscal 2011, long-lived assets held for sale were written down to their fair value of $17.3 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets held for sale during fiscal 2011included selling prices from commercial real estate transactions for similar assets in similar markets that we estimated would be used by a market participant in valuing these assets.
16. Quarterly Results of Operations (unaudited)

	Fiscal 2013, Three Months Ended
(in thousands of dollars, except per share data)	May 4	August 3	November 2	February 1
Net sales	$1,549,136	$1,479,852	$1,468,612	$2,034,047
Gross profit	611,351	503,030	531,205	662,346
Net income	117,210	36,491	50,868	119,102
Diluted earnings per share:
Net income	$2.50	$0.79	$1.13	$2.71

	Fiscal 2012, Three Months Ended
(in thousands of dollars, except per share data)	April 28	July 28	October 27	February 2
Net sales	$1,549,319	$1,487,925	$1,449,623	$2,106,302
Gross profit	592,406	500,123	530,000	723,532
Net income	94,983	31,022	48,514	161,443
Diluted earnings per share:
Net income	$1.89	$0.63	$1.01	$3.36
Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2013 and fiscal 2012 includes the following items:
First Quarter
2013

•	an $11.7 million pretax gain ($7.6 million after tax or $0.16 per share) related to the sale of an investment.

•
a $6.5 million pretax charge ($4.2 million after tax or $0.09 per share) for asset impairment and store closing charges related to the write-down of an operating property and certain cost method investments.

•	a $1.5 million pretax gain ($1.0 million after tax or $0.02 per share) related to a pension adjustment.
Third Quarter
2012

•	a $1.1 million pretax gain ($0.7 million after tax or $0.01 per share) related to the sale of two former retail store locations.

•	a $1.7 million income tax benefit ($0.04 per share) due to a reversal of a valuation allowance related to a deferred tax asset consisting of a capital loss carryforward.

Fourth Quarter
2013

•
a $1.2 million pretax gain ($0.8 million after tax or $0.02 per share) for the reversal of asset impairment and store closing charges previously recorded in fiscal 2013 for the write-down of an operating property.

2012

•	a $10.3 million pretax gain ($6.8 million after tax or $0.14 per share) related to the sale of a former retail store location.

•
a $1.6 million pretax charge ($1.1 million after tax or $0.02 per share) for asset impairment and store closing charges related to the write-down of a property held for sale and of an operating property.

•	an $18.1 million income tax benefit ($0.38 per share) due to a one-time deduction related to dividends paid to the Dillard's Inc. Investment and Employee Stock Ownership Plan.

Exhibit Index

Number	Description
*3(a)	Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992 in 1-6140), as amended (Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997 in File No. 1-6140).

*3(b)	By-Laws of Dillard's, Inc., as amended, as currently in effect (Exhibit 3 to Current Report on Form 8-K dated as of August 20, 2013 in File No. 1-6140).

*4
Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 in 33-21671, Exhibit 4.2 in 33-25114, Exhibit 4(c) to Current Report on Form 8-K dated September 26, 1990 in File No. 1-6140 and Exhibit 4-q in 333-59183).

**10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993 in File No. 1-6140).

**10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995 in File No. 1-6140).

**10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999 in File No. 1-6140).

**10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001 in File No. 1-6140).

**10(e)	Dillard's, Inc. Stock Bonus Plan (Exhibit 10.1 to Form 10-Q dated June 9, 2005 in File No. 1-6140).

**10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q dated June 9, 2005 in File No. 1-6140).

**10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan (Exhibit 10.3 to Form 10-Q dated June 9, 2005 in File No. 1-6140).

**10(h)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007 in File No. 1-6140).

*10(i)
Purchase, Sale and Servicing Transfer Agreement among GE Capital Consumer Card Co., General Electric Capital Corporation, Dillard's, Inc. and Dillard National Bank (Exhibit 2.1 to Form 8-K dated as of August 12, 2004 in File No. 1-6140).

*10(j)	Private Label Credit Card Program Agreement between Dillard's, Inc. and GE Capital Consumer Card Co. (Exhibit 10.1 to Form 8-K dated as of August 12, 2004 in File No. 1-6140).

*10(k)
Second Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of April 13, 2012 in File No. 1-6140).

*10(l)
First Amendment to Second Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of July 3, 2013 in File No. 1-6140).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

E-1

Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________
*    Incorporated by reference as indicated.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

E-2