Form 10-Q
period 2014-05-03
DILLARDS INC
filed 2014-06-05
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 31, 2014      39,207,762
CLASS B COMMON STOCK as of May 31, 2014        4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 3, 2014	February 1, 2014	May 4, 2013
Assets
Current assets:
Cash and cash equivalents	$312,081	$237,134	$155,958
Accounts receivable	19,178	30,840	27,806
Merchandise inventories	1,564,387	1,345,321	1,544,118
Other current assets	47,081	46,861	47,431

Total current assets	1,942,727	1,660,156	1,775,313

Property and equipment (net of accumulated depreciation and amortization of $2,319,162, $2,260,675 and $2,225,365)	2,096,010	2,134,200	2,228,095
Other assets	254,885	256,383	257,752

Total assets	$4,293,622	$4,050,739	$4,261,160

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$820,782	$640,336	$847,625
Current portion of capital lease obligations	798	784	1,316
Federal and state income taxes including current deferred taxes	169,418	137,191	140,772

Total current liabilities	990,998	778,311	989,713

Long-term debt	614,785	614,785	614,785
Capital lease obligations	6,556	6,759	7,340
Other liabilities	230,112	228,439	226,228
Deferred income taxes	215,412	230,248	247,679
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,237	1,237	1,237
Additional paid-in capital	935,208	935,208	932,495
Accumulated other comprehensive loss	(23,664)	(24,074)	(26,265)
Retained earnings	3,522,314	3,413,240	3,214,446
Less treasury stock, at cost	(2,399,336)	(2,333,414)	(2,146,498)

Total stockholders’ equity	2,035,759	1,992,197	1,975,415

Total liabilities and stockholders’ equity	$4,293,622	$4,050,739	$4,261,160

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	$1,551,314	$1,549,136
Service charges and other income	37,227	40,245

	1,588,541	1,589,381

Cost of sales	939,224	937,785
Selling, general and administrative expenses	393,651	390,196
Depreciation and amortization	61,959	65,116
Rentals	5,815	5,571
Interest and debt expense, net	15,841	16,310
Gain on disposal of assets	(389)	(12,345)
Asset impairment and store closing charges	—	6,527

Income before income taxes and income on and equity in losses of joint ventures	172,440	180,221
Income taxes	60,960	63,420
Income on and equity in losses of joint ventures	203	409

Net income	111,683	117,210

Retained earnings at beginning of period	3,413,240	3,099,566
Cash dividends declared	(2,609)	(2,330)

Retained earnings at end of period	$3,522,314	$3,214,446

Earnings per share:
Basic and diluted	$2.56	$2.50

Cash dividends declared per common share	$0.06	$0.05

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$111,683	$117,210
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $255 and $3,098)	410	5,010

Comprehensive income	$112,093	$122,220

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Operating activities:
Net income	$111,683	$117,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	62,344	65,608
Gain on disposal of assets	(389)	(12,345)
Asset impairment and store closing charges	—	6,527
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,662	3,713
Increase in merchandise inventories	(219,066)	(249,537)
Increase in other current assets	(220)	(5,611)
Decrease in other assets	1,138	2,179
Increase in trade accounts payable and accrued expenses and other liabilities	177,316	187,972
Increase in income taxes payable	17,391	21,162

Net cash provided by operating activities	161,859	136,878

Investing activities:
Purchases of property and equipment	(22,774)	(7,263)
Proceeds from disposal of assets	4,609	17,511

Net cash (used in) provided by investing activities	(18,165)	10,248

Financing activities:
Principal payments on long-term debt and capital lease obligations	(189)	(578)
Cash dividends paid	(2,636)	—
Purchase of treasury stock	(65,922)	(114,650)

Net cash used in financing activities	(68,747)	(115,228)

Increase in cash and cash equivalents	74,947	31,898
Cash and cash equivalents, beginning of period	237,134	124,060

Cash and cash equivalents, end of period	$312,081	$155,958

Non-cash transactions:
Accrued capital expenditures	$15,015	$1,300

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 3, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC on March 27, 2014.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended May 3, 2014:
Net sales from external customers	$1,539,193	$12,121	$1,551,314
Gross profit	611,372	718	612,090
Depreciation and amortization	61,885	74	61,959
Interest and debt expense (income), net	15,854	(13)	15,841
Income before income taxes and income on and equity in losses of joint ventures	173,236	(796)	172,440
Income on and equity in losses of joint ventures	203	—	203
Total assets	4,268,889	24,733	4,293,622

Three Months Ended May 4, 2013:
Net sales from external customers	$1,530,000	$19,136	$1,549,136
Gross profit	609,889	1,462	611,351
Depreciation and amortization	65,057	59	65,116
Interest and debt expense (income), net	16,330	(20)	16,310
Income before income taxes and income on and equity in losses of joint ventures	179,899	322	180,221
Income on and equity in losses of joint ventures	409	—	409
Total assets	4,230,148	31,012	4,261,160

Intersegment construction revenues of $14.7 million and $1.7 million for the three months ended May 3, 2014 and May 4, 2013, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the three months ended May 3, 2014 and May 4, 2013, and no stock options were outstanding at May 3, 2014.

Note 4.  Asset Impairment and Store Closing Charges

During the three months ended May 4, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 3, 2014	May 4, 2013

Net income	$111,683	$117,210

Weighted average shares of common stock outstanding	43,651	46,936

Basic and diluted earnings per share	$2.56	$2.50

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and there were no preferred stocks, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 3, 2014 and May 4, 2013.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At May 3, 2014, letters of credit totaling $35.4 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $0.6 million during the three months ended May 3, 2014.  The Company expects to make contributions to the Pension Plan of approximately $2.2 million for the remainder of fiscal 2014.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Components of net periodic benefit costs:
Service cost	$1,099	$1,059
Interest cost	1,911	1,696
Net actuarial loss	665	753
Amortization of prior service cost	—	24
Plan curtailment gain	—	(1,480)
Net periodic benefit costs	$3,675	$2,052

Net periodic benefit costs are included in selling, general and administrative expenses.

Note 8.  Revolving Credit Agreement

At May 3, 2014, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of certain Dillard’s, Inc. operating subsidiaries.  The credit agreement expires July 1, 2018.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.65% at May 3, 2014) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at May 3, 2014.  No borrowings were outstanding at May 3, 2014, and letters of credit totaling $35.4 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $965 million at May 3, 2014.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Programs

All repurchases of the Company’s Class A Common Stock below were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

November 2013 Stock Plan

In November 2013, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“November 2013 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  The November 2013 Stock Plan has no expiration date. During the three months ended May 3, 2014, the Company repurchased 0.3 million shares for $25.5 million at an average price of $89.82 per share.  At May 3, 2014, $224.5 million of authorization remained under the November 2013 Stock Plan.

March 2013 Stock Plan

In March 2013, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“March 2013 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During the three months ended May 3, 2014 and May 4, 2013, the Company repurchased 0.5 million and 0.3 million shares for $40.4 million and $22.7 million at an average price of $89.04 and $79.04 per share, respectively.  At May 3, 2014, no authorization remained under the March 2013 Stock Plan.

2012 Stock Plan

In February 2012, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“2012 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions.  During the three months ended May 4, 2013, the Company repurchased 1.2 million shares for $92.0 million at an average price of $79.14 per share, which completed the authorization under the 2012 Stock Plan.

Note 10.  Income Taxes

During the three months ended May 3, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  During the three months ended May 4, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	May 3, 2014	May 4, 2013
Defined benefit pension plan items
Amortization of prior service cost	$—	$24	(1)
Amortization of actuarial losses	665	753	(1)
Plan curtailment gain	—	7,331	(2)
	665	8,108	Total before tax
	255	3,098	Income tax expense
	$410	$5,010	Total net of tax
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

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	May 3, 2014	May 4, 2013
Beginning balance	$24,074	$31,275

Other comprehensive income before reclassifications	—	—
Amounts reclassified from AOCL	(410)	(5,010)
Net other comprehensive income	(410)	(5,010)

Ending balance	$23,664	$26,265

Note 13.  Gain on Disposal of Assets

During the three months ended May 4, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the three months ended May 4, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and other short-term borrowings approximates their carrying values at May 3, 2014 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at May 3, 2014 was approximately $673 million.  The carrying value of the Company’s long-term debt at May 3, 2014 was $615 million.  The fair value of the Company’s subordinated debentures at May 3, 2014 was approximately $206 million.  The carrying value of the Company’s subordinated debentures at May 3, 2014 was $200 million.

During the three months ended May 4, 2013, the Company recognized an impairment charge of $5.4 million on certain cost method investments.  The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary.  These investments are recorded in other assets on the balance sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Financial Accounting Standards Board's ("FASB") accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

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

Long-lived assets held for use

During the three months ended May 4, 2013, a long-lived asset group held for use was written down to its fair value of $3.0 million, resulting in an impairment charge of $1.2 million, which was charged against earnings during the period.  The inputs used to calculate the fair value of these long-lived assets held for use were based upon an offer to purchase the property.

Note 15.  Recently Issued Accounting Standards

Presentation of Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements in the first quarter of 2014.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 1, 2014.

EXECUTIVE OVERVIEW

Fiscal 2014 began with a record first quarter earnings per share performance. Comparable store sales were up for the fifteenth consecutive quarter, increasing 2% over last year's first quarter. Despite pressure on both gross margin (declining 14 basis points of sales) and selling general and administrative expenses (increasing 19 basis points of sales), cash flows from operations improved $25.0 million or 18% over last year's first quarter, enhancing the Company's ability to repurchase $65.9 million (0.7 million shares) of our Class A Common Stock under our share repurchase plans. Net income was $111.7 million for this first fiscal quarter of 2014, and earnings per share increased to $2.56 per share--our highest historical first fiscal quarter earnings per share--from last year's $2.50 per share.

Included in net income of $117.2 million for the prior year first quarter ended May 4, 2013 are:

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

As of May 3, 2014, we had working capital of $951.7 million, cash and cash equivalents of $312.1 million and $814.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $161.9 million for the three months ended May 3, 2014.  We operated 296 total stores, including 18 clearance centers, and one internet store as of May 3, 2014, a decrease of five stores from the same period last year.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales (in millions)	$1,551.3	$1,549.1
Retail stores sales trend	1%	1%
Comparable retail stores sales trend	2%	1%
Gross profit (in millions)	$612.1	$611.4
Gross profit as a percentage of net sales	39.5%	39.5%
Retail gross profit as a percentage of net sales	39.7%	39.9%
Selling, general and administrative expenses as a percentage of net sales	25.4%	25.2%
Cash flow from operations (in millions)	$161.9	$136.9
Total retail store count at end of period	296	301
Retail sales per square foot	$31	$31
Comparable retail store inventory trend	2%	4%
Retail merchandise inventory turnover	2.6	2.7

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and borrowings under the Company’s credit facility.  Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on capital lease obligations.

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the gain on the sale of an investment.

Asset impairment and store closing charges.  Asset impairment and store closing charges consist of (a) write-downs to fair value of under-performing or held for sale properties and of cost method investments and (b) exit costs associated with the closure of certain stores, when applicable.  Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Service charges and other income	2.4	2.6

	102.4	102.6

Cost of sales	60.5	60.5
Selling, general and administrative expenses	25.4	25.2
Depreciation and amortization	4.0	4.2
Rentals	0.4	0.4
Interest and debt expense, net	1.0	1.1
Gain on disposal of assets	—	(0.8)
Asset impairment and store closing charges	—	0.4

Income before income taxes and income on and equity in losses of joint ventures	11.1	11.6
Income taxes	3.9	4.1
Income on and equity in losses of joint ventures	—	—

Net income	7.2%	7.6%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change
Net sales:
Retail operations segment	$1,539,193	$1,530,000	$9,193
Construction segment	12,121	19,136	(7,015)
Total net sales	$1,551,314	$1,549,136	$2,178

The percent change in the Company’s sales by segment and product category for the three months ended May 3, 2014 compared to the three months ended May 4, 2013 as well as the sales percentage by segment and product category to total net sales for the three months ended May 3, 2014 are as follows:

	% Change 2014-2013	% of Net Sales
Retail operations segment
Cosmetics	(1.7)%	15%
Ladies’ apparel	1.1	23
Ladies’ accessories and lingerie	1.4	15
Juniors’ and children’s apparel	3.1	10
Men’s apparel and accessories	3.4	16
Shoes	(1.5)	16
Home and furniture	(4.7)	4
		99
Construction segment	(36.7)	1
Total		100%

Net sales from the retail operations segment increased $9.2 million or 1% during the three months ended May 3, 2014 compared to the three months ended May 4, 2013. Sales in comparable stores increased 2% between the same periods.  Sales of men’s apparel and accessories and juniors’ and children’s apparel increased moderately over the prior year period, and sales of ladies’ accessories and lingerie and ladies' apparel increased slightly.  Sales of shoes decreased slightly over the prior year period while sales of cosmetics decreased moderately.  Sales of home and furniture decreased significantly between the periods.

The number of sales transactions decreased 2% for the three months ended May 3, 2014 compared to the three months ended May 4, 2013 while the average dollars per sales transaction increased 2%.  We recorded an allowance for sales returns of $7.9 million and $7.6 million as of May 3, 2014 and May 4, 2013, respectively.

During the three months ended May 3, 2014, net sales from the construction segment decreased $7.0 million or 37% compared to the three months ended May 4, 2013 due to a delay in the timing of certain construction projects.  The backlog of awarded construction contracts at May 3, 2014 totaled $271.0 million, increasing approximately 38% from February 1, 2014 and approximately 387% from May 4, 2013.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change
Service charges and other income:
Retail operations segment
Leased department income	$1,967	$2,245	$(278)
Income from GE marketing and servicing alliance	27,518	27,408	110
Shipping and handling income	4,854	4,784	70
Other	2,880	5,802	(2,922)
	37,219	40,239	(3,020)
Construction segment	8	6	2
Total service charges and other income	$37,227	$40,245	$(3,018)

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance remained essentially flat during the three months ended May 3, 2014 compared to the three months ended May 4, 2013.

Gross Profit

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change	% Change
Gross profit:
Retail operations segment	$611,372	$609,889	$1,483	0.2%
Construction segment	718	1,462	(744)	(50.9)
Total gross profit	$612,090	$611,351	$739	0.1%

	Three Months Ended
	May 3, 2014	May 4, 2013
Gross profit as a percentage of segment net sales:
Retail operations segment	39.7%	39.9%
Construction segment	5.9	7.6
Total gross profit as a percentage of net sales	39.5	39.5

Gross profit as a percentage of net sales remained flat during the three months ended May 3, 2014 compared to the three months ended May 4, 2013. Gross profit from retail operations declined 14 basis points of sales during the same comparable periods as a result of increased markdowns partially offset by increased markups.  Gross margin declined moderately in home and furniture and declined slightly in shoes, men’s apparel and accessories and ladies' accessories and lingerie. Gross margin was essentially flat in cosmetics while gross margin improved slightly in juniors’ and children’s apparel and ladies' apparel.

Inventory in total and comparable stores increased 1% and 2%, respectively, as of May 3, 2014 compared to May 4, 2013.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended May 3, 2014.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change	% Change
SG&A:
Retail operations segment	$392,208	$389,095	$3,113	0.8%
Construction segment	1,443	1,101	342	31.1
Total SG&A	$393,651	$390,196	$3,455	0.9%

	Three Months Ended
	May 3, 2014	May 4, 2013
SG&A as a percentage of segment net sales:
Retail operations segment	25.5%	25.4%
Construction segment	11.9	5.8
Total SG&A as a percentage of net sales	25.4	25.2

SG&A increased $3.5 million or 19 basis points of sales during the three months ended May 3, 2014 compared to the three months ended May 4, 2013.  This increase was primarily due to an increase in payroll and payroll taxes ($5.7 million), primarily of selling payroll, partially offset by a decrease in advertising expenses ($2.3 million). During the three months ended May 4, 2013, the Company also recorded a $1.5 million pretax credit to pension expense for a gain from a pension plan curtailment.

Depreciation and Amortization

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change	% Change
Depreciation and amortization:
Retail operations segment	$61,885	$65,057	$(3,172)	(4.9)%
Construction segment	74	59	15	25.4
Total depreciation and amortization	$61,959	$65,116	$(3,157)	(4.8)%

The decrease in depreciation and amortization expense for the three months ended May 3, 2014 compared to the three months ended May 4, 2013 was primarily due to the timing and composition of capital expenditures.

Rentals

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change	% Change
Rentals:
Retail operations segment	$5,797	$5,558	$239	4.3%
Construction segment	18	13	5	38.5
Total rentals	$5,815	$5,571	$244	4.4%

The increase in rental expense for the three months ended May 3, 2014 compared to the three months ended May 4, 2013 was primarily due to an increase in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change	% Change
Interest and debt expense (income), net:
Retail operations segment	$15,854	$16,330	$(476)	(2.9)%
Construction segment	(13)	(20)	7	(35.0)
Total interest and debt expense, net	$15,841	$16,310	$(469)	(2.9)%

The decrease in net interest and debt expense for the three months ended May 3, 2014 compared to the three months ended May 4, 2013 was primarily attributable to a reduction in credit facility fees.  Total weighted average debt decreased approximately $2.0 million for the three months ended May 3, 2014 compared to the three months ended May 4, 2013.

 Gain on Disposal of Assets

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change
(Gain) loss on disposal of assets:
Retail operations segment	$(389)	$(12,338)	$11,949
Construction segment	—	(7)	7
Total gain on disposal of assets	$(389)	$(12,345)	$11,956

During the three months ended May 4, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the three months ended May 4, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

Asset Impairment and Store Closing Charges

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change
Asset impairment and store closing charges:
Retail operations segment	$—	$6,527	$(6,527)
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$6,527	$(6,527)

During the three months ended May 4, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.3% and 35.1% for the three months ended May 3, 2014 and May 4, 2013, respectively.  During the three months ended May 3, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes. During the three months ended May 4, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2014 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2014 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 3, 2014 and May 4, 2013 follows:

	Three Months Ended
(in thousands of dollars)	May 3, 2014	May 4, 2013	$ Change
Operating Activities	$161,859	$136,878	$24,981
Investing Activities	(18,165)	10,248	(28,413)
Financing Activities	(68,747)	(115,228)	46,481
Total Cash Provided	$74,947	$31,898	$43,049

Net cash flows from operations increased $25.0 million during the three months ended May 3, 2014 compared to the three months ended May 4, 2013.  This improvement was primarily attributable to an increase of $28.3 million related to changes in working capital items, primarily of changes in inventories.

GE owns and manages Dillard’s branded proprietary credit card business under the Alliance.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $27.5 million and $27.4 million from GE during the three months ended May 3, 2014 and May 4, 2013, respectively.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs. The Alliance expires in the fourth quarter of fiscal 2014.

In April 2014, the Company announced that it entered into a 10-year agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that is anticipated to become operational following the scheduled expiration of the Alliance. Under the new agreement, Wells Fargo will fund, issue and service Dillard's-branded private label and co-brand credit cards and will also manage the cardholder loyalty program for the Company. While future cash flows under this new agreement are difficult to predict, the Company expects income, exclusive of startup costs, from the new agreement to be comparable to the Company's historical earnings from the Alliance and believes that earnings will increase with future program growth.

During the three months ended May 4, 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen Brands, an eCommerce company based in Fayetteville, Arkansas.  The sale resulted in a gain of $11.7 million that was recorded in gain on disposal of assets.

During the three months ended May 4, 2013, the Company also received proceeds of $1.7 million from the sale of two former retail stores located in Oklahoma City, Oklahoma and Pasadena, Texas that were held for sale, resulting in a gain of $0.6 million that was recorded in gain on disposal of assets.

Capital expenditures were $22.8 million and $7.3 million for the three months ended May 3, 2014 and May 4, 2013, respectively.  The current year expenditures were primarily for the construction of new stores and the remodeling of existing stores.  Capital expenditures for fiscal 2014 are expected to be approximately $150 million compared to actual expenditures of $95 million during fiscal 2013.  We have begun the construction of two new stores at the The Mall at University Town Center in Sarasota, Florida (180,000 square feet) and The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet), both of which are expected to open during the third quarter of this year.

No stores were closed during the quarter ended May 3, 2014; however, we remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $312.1 million as of May 3, 2014.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  The credit agreement expires July 1, 2018. Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at May 3, 2014.  No borrowings were outstanding at May 3, 2014, and letters of credit totaling $35.4 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $965 million at May 3, 2014.

During the three months ended May 3, 2014, the Company repurchased 0.7 million shares of stock for $65.9 million at an average price of $89.34 per share under the Company’s March 2013 and November 2013 Stock Plans.  During the three months ended May 4, 2013, the Company repurchased 1.4 million shares of stock for $114.7 million at an average price of $79.12 per share under the Company's 2012 and March 2013 Stock Plans.  At May 3, 2014, no authorization remained under the 2012 and March 2013 Stock Plans, and $224.5 million of authorization remained under the Company’s November 2013 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

 The Company paid dividends of $2.6 million during the three months ended May 3, 2014, and no dividends were paid during the three months ended May 4, 2013.  Historically, our dividends declared during the fourth quarter of a fiscal year were usually paid during the first quarter of the following fiscal year; however, the dividends declared during the fourth quarter of fiscal 2012 were expedited and paid during that same quarter.

During fiscal 2014, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings for fiscal 2014 to not exceed $250 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

NEW ACCOUNTING STANDARDS

Presentation of Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements in the first quarter of 2014.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its operations.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2014 and beyond.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar  nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 1, 2014, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 5, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2014 through March 1, 2014	18,962	$88.09	18,962	$288,738,793
March 2, 2014 through April 5, 2014	517,059	89.18	517,059	242,629,605
April 6, 2014 through May 3, 2014	201,864	89.88	201,864	224,486,240
Total	737,885	$89.34	737,885	$224,486,240

During the three months ended May 3, 2014, the Company completed the remaining $40.4 million authorization under the March 2013 Stock Plan. In November 2013, the Company announced that the Board of Directors authorized the repurchase of up to an additional $250 million of its Class A Common Stock under the November 2013 Stock Plan, which has no fixed or scheduled termination date. Reference is made to the discussion in Note 9, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

10	Credit Card Program Agreement by and among Dillard's, Inc., Wells Fargo Bank, N.A. and for the limited purposes stated herein, Dillard Investment Co., Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	June 5, 2014	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)