Form 10-Q
period 2014-08-02
DILLARDS INC
filed 2014-09-04
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 30, 2014      39,065,839
CLASS B COMMON STOCK as of August 30, 2014        4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 2, 2014	February 1, 2014	August 3, 2013
Assets
Current assets:
Cash and cash equivalents	$235,331	$237,134	$113,735
Accounts receivable	19,331	30,840	26,239
Merchandise inventories	1,429,220	1,345,321	1,459,284
Other current assets	50,053	46,861	50,067

Total current assets	1,733,935	1,660,156	1,649,325

Property and equipment (net of accumulated depreciation and amortization of $2,379,919, $2,260,675 and $2,288,603)	2,081,577	2,134,200	2,198,693
Other assets	254,615	256,383	259,445

Total assets	$4,070,127	$4,050,739	$4,107,463

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$658,239	$640,336	$713,103
Current portion of capital lease obligations	813	784	918
Federal and state income taxes including current deferred taxes	86,309	137,191	83,512

Total current liabilities	745,361	778,311	797,533

Long-term debt	614,785	614,785	614,785
Capital lease obligations	6,348	6,759	7,150
Other liabilities	231,709	228,439	229,155
Deferred income taxes	203,000	230,248	248,002
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,237	1,237	1,237
Additional paid-in capital	936,106	935,208	933,264
Accumulated other comprehensive loss	(23,253)	(24,074)	(25,785)
Retained earnings	3,554,170	3,413,240	3,248,620
Less treasury stock, at cost	(2,399,336)	(2,333,414)	(2,146,498)

Total stockholders’ equity	2,068,924	1,992,197	2,010,838

Total liabilities and stockholders’ equity	$4,070,127	$4,050,739	$4,107,463

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$1,474,484	$1,479,852	$3,025,798	$3,028,988
Service charges and other income	38,404	36,944	75,631	77,189

	1,512,888	1,516,796	3,101,429	3,106,177

Cost of sales	976,269	976,822	1,915,493	1,914,607
Selling, general and administrative expenses	400,459	398,218	794,110	788,414
Depreciation and amortization	62,058	64,244	124,017	129,360
Rentals	5,860	5,532	11,675	11,103
Interest and debt expense, net	15,203	16,246	31,044	32,556
Gain on disposal of assets	(50)	(24)	(439)	(12,369)
Asset impairment and store closing charges	—	—	—	6,527

Income before income taxes and income on and equity in losses of joint ventures	53,089	55,758	225,529	235,979
Income taxes	18,890	19,675	79,850	83,095
Income on and equity in losses of joint ventures	250	408	453	817

Net income	34,449	36,491	146,132	153,701

Retained earnings at beginning of period	3,522,314	3,214,446	3,413,240	3,099,566
Cash dividends declared	(2,593)	(2,317)	(5,202)	(4,647)

Retained earnings at end of period	$3,554,170	$3,248,620	$3,554,170	$3,248,620

Earnings per share:
Basic and diluted	$0.80	$0.79	$3.36	$3.30

Cash dividends declared per common share	$0.06	$0.05	$0.12	$0.10

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$34,449	$36,491	$146,132	$153,701
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $254, $297, $509 and $3,395)	411	480	821	5,490

Comprehensive income	$34,860	$36,971	$146,953	$159,191

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 2, 2014	August 3, 2013
Operating activities:
Net income	$146,132	$153,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	124,791	130,343
Gain on disposal of assets	(439)	(12,369)
Asset impairment and store closing charges	—	6,527
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,509	5,280
Increase in merchandise inventories	(83,899)	(164,703)
Increase in other current assets	(2,294)	(7,478)
Decrease in other assets	1,049	1,324
Increase in trade accounts payable and accrued expenses and other liabilities	15,117	54,870
Decrease in income taxes payable	(78,130)	(35,775)

Net cash provided by operating activities	133,836	131,720

Investing activities:
Purchases of property and equipment	(68,818)	(40,868)
Proceeds from disposal of assets	4,728	18,269

Net cash used in investing activities	(64,090)	(22,599)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(382)	(1,166)
Issuance cost of line of credit	—	(1,300)
Cash dividends paid	(5,245)	(2,330)
Purchase of treasury stock	(65,922)	(114,650)

Net cash used in financing activities	(71,549)	(119,446)

Decrease in cash and cash equivalents	(1,803)	(10,325)
Cash and cash equivalents, beginning of period	237,134	124,060

Cash and cash equivalents, end of period	$235,331	$113,735

Non-cash transactions:
Accrued capital expenditures	$16,695	$3,300
Stock awards	898	769

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 due to the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended August 2, 2014:
Net sales from external customers	$1,461,134	$13,350	$1,474,484
Gross profit	497,319	896	498,215
Depreciation and amortization	61,983	75	62,058
Interest and debt expense (income), net	15,212	(9)	15,203
Income (loss) before income taxes and income on and equity in losses of joint ventures	53,752	(663)	53,089
Income on and equity in losses of joint ventures	250	—	250
Total assets	4,045,457	24,670	4,070,127

Three Months Ended August 3, 2013:
Net sales from external customers	$1,458,778	$21,074	$1,479,852
Gross profit	501,417	1,613	503,030
Depreciation and amortization	64,186	58	64,244
Interest and debt expense (income), net	16,262	(16)	16,246
Income before income taxes and income on and equity in losses of joint ventures	55,282	476	55,758
Income on and equity in losses of joint ventures	408	—	408
Total assets	4,074,433	33,030	4,107,463

Six Months Ended August 2, 2014:
Net sales from external customers	$3,000,327	$25,471	$3,025,798
Gross profit	1,108,691	1,614	1,110,305
Depreciation and amortization	123,868	149	124,017
Interest and debt expense (income), net	31,066	(22)	31,044
Income (loss) before income taxes and income on and equity in losses of joint ventures	226,988	(1,459)	225,529
Income on and equity in losses of joint ventures	453	—	453
Total assets	4,045,457	24,670	4,070,127

Six Months Ended August 3, 2013:
Net sales from external customers	$2,988,778	$40,210	$3,028,988
Gross profit	1,111,306	3,075	1,114,381
Depreciation and amortization	129,243	117	129,360
Interest and debt expense (income), net	32,592	(36)	32,556
Income before income taxes and income on and equity in losses of joint ventures	235,181	798	235,979
Income on and equity in losses of joint ventures	817	—	817
Total assets	4,074,433	33,030	4,107,463

Intersegment construction revenues of $29.1 million and $43.8 million for the three and six months ended August 2, 2014, respectively, and intersegment construction revenues of $10.6 million and $12.4 million for the three and six months ended August 3, 2013, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the three and six months ended August 2, 2014 and August 3, 2013, and no stock options were outstanding at August 2, 2014.

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

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net income	$34,449	$36,491	$146,132	$153,701

Weighted average shares of common stock outstanding	43,217	46,327	43,434	46,632

Basic and diluted earnings per share	$0.80	$0.79	$3.36	$3.30

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three or six months ended August 2, 2014 and August 3, 2013.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At August 2, 2014, letters of credit totaling $33.0 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $0.8 million and $1.4 million during the three and six months ended August 2, 2014, respectively.  The Company expects to make contributions to the Pension Plan of approximately $1.5 million during the remainder of fiscal 2014.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Components of net periodic benefit costs:
Service cost	$1,099	$1,059	$2,198	$2,118
Interest cost	1,911	1,695	3,822	3,391
Net actuarial loss	665	753	1,330	1,506
Amortization of prior service cost	—	24	—	48
Plan curtailment gain	—	—	—	(1,480)
Net periodic benefit costs	$3,675	$3,531	$7,350	$5,583

Net periodic benefit costs are included in selling, general and administrative expenses.

Note 8.  Revolving Credit Agreement

At August 2, 2014, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of certain Dillard’s, Inc. operating subsidiaries.  The credit agreement expires July 1, 2018.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.66% at August 2, 2014) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $962.7 million at August 2, 2014.  No borrowings were outstanding at August 2, 2014, and letters of credit totaling $33.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $930 million at August 2, 2014.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Programs

All repurchases of the Company’s Class A Common Stock below were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

November 2013 Stock Plan

In November 2013, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“November 2013 Stock Plan”).  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  The November 2013 Stock Plan has no expiration date. During the six months ended August 2, 2014, the Company repurchased 0.3 million shares for $25.5 million at an average price of $89.82 per share.  At August 2, 2014, $224.5 million of authorization remained under the November 2013 Stock Plan.

March 2013 Stock Plan

In March 2013, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“March 2013 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During the six months ended August 2, 2014 and August 3, 2013, the Company repurchased 0.5 million and 0.3 million shares for $40.4 million and $22.7 million at an average price of $89.04 and $79.04 per share, respectively.  At August 2, 2014, no authorization remained under the March 2013 Stock Plan.

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

Note 10.  Income Taxes

During the three months ended August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  During the three months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

During the six months ended August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  During the six months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Defined benefit pension plan items
Amortization of prior service cost	$—	$24	$—	$48	(1)
Amortization of actuarial losses	665	753	1,330	1,506	(1)
Plan curtailment gain	—	—	—	7,331	(2)
	665	777	1,330	8,885	Total before tax
	254	297	509	3,395	Income tax expense
	$411	$480	$821	$5,490	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.
(2)        The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Beginning balance	$23,664	$26,265	$24,074	$31,275

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	(411)	(480)	(821)	(5,490)
Net other comprehensive income	(411)	(480)	(821)	(5,490)

Ending balance	$23,253	$25,785	$23,253	$25,785

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and other short-term borrowings approximates their carrying values at August 2, 2014 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at August 2, 2014 was approximately $687 million.  The carrying value of the Company’s long-term debt at August 2, 2014 was $615 million.  The fair value of the Company’s subordinated debentures at August 2, 2014 was approximately $208 million.  The carrying value of the Company’s subordinated debentures at August 2, 2014 was $200 million.

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

Long-lived assets held for use

During the six months ended August 3, 2013, a long-lived asset group held for use was written down to its fair value of $3.0 million, resulting in an impairment charge of $1.2 million, which was charged against earnings during the period.  The inputs used to calculate the fair value of these long-lived assets held for use were based upon an offer to purchase the property.

Note 15.  Recently Issued Accounting Standards

Presentation of Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 1, 2014.

EXECUTIVE OVERVIEW

Although comparable store sales were up for a sixteenth consecutive quarter, our bottom line results for the second quarter of fiscal 2014 were down from the same time last year. Comparable store sales increased 1% over last year's second quarter, while gross margin from retail operations declined 33 basis points as we took more markdowns. Selling general and administrative expenses increased 25 basis points of sales over the prior year second quarter. Net income was $34.4 million for the second quarter of 2014, down from net income of $36.5 million of the prior year second quarter, while earnings per share increased to $0.80 per share--our highest historical second fiscal quarter earnings per share--from $0.79 per share between the same periods.

As of August 2, 2014, we had working capital of $988.6 million, cash and cash equivalents of $235.3 million and $814.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $133.8 million for the six months ended August 2, 2014, increasing slightly over the prior year comparable period.  We operated 296 total stores, including 18 clearance centers, and one internet store as of August 2, 2014, a decrease of four stores from August 3, 2013.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 2, 2014	August 3, 2013
Net sales (in millions)	$1,474.5	$1,479.9
Retail stores sales trend	—%	—%
Comparable retail stores sales trend	1%	1%
Gross profit (in millions)	$498.2	$503.0
Gross profit as a percentage of net sales	33.8%	34.0%
Retail gross profit as a percentage of net sales	34.0%	34.4%
Selling, general and administrative expenses as a percentage of net sales	27.2%	26.9%
Cash flow from operations (in millions)*	$133.8	$131.7
Total retail store count at end of period	296	300
Retail sales per square foot	$29	$29
Comparable retail store inventory trend	(1)%	8%
Retail merchandise inventory turnover	2.6	2.6

_____________________
*Cash flow from operations data is for the six months ended August 2, 2014 and August 3, 2014.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.6	2.5	2.5	2.5

	102.6	102.5	102.5	102.5

Cost of sales	66.2	66.0	63.3	63.2
Selling, general and administrative expenses	27.2	26.9	26.2	26.0
Depreciation and amortization	4.2	4.3	4.1	4.3
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	1.0	1.1	1.0	1.1
Gain on disposal of assets	—	—	—	(0.4)
Asset impairment and store closing charges	—	—	—	0.2

Income before income taxes and income on and equity in losses of joint ventures	3.6	3.8	7.5	7.8
Income taxes	1.3	1.3	2.6	2.7
Income on and equity in losses of joint ventures	—	—	—	—

Net income	2.3%	2.5%	4.8%	5.1%

Net Sales (Three-Month Comparison)

	Three Months Ended
(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change
Net sales:
Retail operations segment	$1,461,134	$1,458,778	$2,356
Construction segment	13,350	21,074	(7,724)
Total net sales	$1,474,484	$1,479,852	$(5,368)

The percent change in the Company’s sales by segment and product category for the three months ended August 2, 2014 compared to the three months ended August 3, 2013 as well as the sales percentage by segment and product category to total net sales for the three months ended August 2, 2014 are as follows:

	% Change 2014-2013	% of Net Sales
Retail operations segment
Cosmetics	(0.5)%	14%
Ladies’ apparel	0.2	25
Ladies’ accessories and lingerie	0.4	16
Juniors’ and children’s apparel	4.2	8
Men’s apparel and accessories	1.1	18
Shoes	0.1	14
Home and furniture	(9.3)	4
		99
Construction segment	(36.7)	1
Total		100%

Net sales from the retail operations segment increased $2.4 million during the three months ended August 2, 2014 compared to the three months ended August 3, 2013, remaining essentially unchanged on a percentage basis. Sales in comparable stores increased 1% between the same periods.  Sales of juniors’ and children’s apparel increased moderately over the prior year period, and sales of men’s apparel and accessories increased slightly.  Sales of shoes, ladies' apparel and ladies’ accessories and lingerie remained essentially flat between the periods. Sales of cosmetics decreased slightly compared to the prior year period while sales of home and furniture decreased significantly.

The number of sales transactions decreased 3% for the three months ended August 2, 2014 compared to the three months ended August 3, 2013 while the average dollars per sales transaction increased 3%.  We recorded an allowance for sales returns of $6.6 million and $6.7 million as of August 2, 2014 and August 3, 2013, respectively.

During the three months ended August 2, 2014, net sales from the construction segment decreased $7.7 million or 37% compared to the three months ended August 3, 2013 due to a delay in the timing of certain construction projects.  The backlog of awarded construction contracts at August 2, 2014 totaled $340.6 million, increasing approximately 73% from February 1, 2014 and approximately 430% from August 3, 2013.

Net Sales (Six-Month Comparison)

	Six Months Ended
(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change
Net sales:
Retail operations segment	$3,000,327	$2,988,778	$11,549
Construction segment	25,471	40,210	(14,739)
Total net sales	$3,025,798	$3,028,988	$(3,190)

The percent change in the Company’s sales by segment and product category for the six months ended August 2, 2014 compared to the six months ended August 3, 2013 as well as the sales percentage by segment and product category to total net sales for the six months ended August 2, 2014 are as follows:

	% Change 2014-2013	% of Net Sales
Retail operations segment
Cosmetics	(1.2)%	15%
Ladies’ apparel	0.6	24
Ladies’ accessories and lingerie	0.9	16
Juniors’ and children’s apparel	3.5	8
Men’s apparel and accessories	2.2	17
Shoes	(0.7)	15
Home and furniture	(7.1)	4
		99
Construction segment	(36.7)	1
Total		100%

Net sales from the retail operations segment increased $11.5 million during the six months ended August 2, 2014 compared to the six months ended August 3, 2013, remaining essentially unchanged on a percentage basis. Sales in comparable stores increased 1% between the same periods.  Sales of juniors’ and children’s apparel and men’s apparel and accessories increased moderately over the prior year period, and sales of ladies’ accessories and lingerie and ladies' apparel increased slightly.  Sales of cosmetics and shoes decreased slightly over the prior year period while sales of home and furniture decreased significantly.

The number of sales transactions decreased 2% for the six months ended August 2, 2014 compared to the six months ended August 3, 2013 while the average dollars per sales transaction increased 3%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 2, 2014 was 21.6% compared to 21.8% during the six months ended August 3, 2013.

During the six months ended August 2, 2014, net sales from the construction segment decreased $14.7 million or 37% compared to the six months ended August 3, 2013 due to a delay in the timing of certain construction projects.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	$ Change 2014-2013	$ Change 2014-2013
Service charges and other income:
Retail operations segment
Leased department income	$2,083	$2,159	$4,050	$4,404	$(76)	$(354)
Income from GE marketing and servicing alliance	28,229	27,628	55,747	55,036	601	711
Shipping and handling income	5,203	4,674	10,057	9,457	529	600
Other	2,873	2,476	5,753	8,279	397	(2,526)
	38,388	36,937	75,607	77,176	1,451	(1,569)
Construction segment	16	7	24	13	9	11
Total service charges and other income	$38,404	$36,944	$75,631	$77,189	$1,460	$(1,558)

Service charges and other income is composed primarily of income from the Alliance with GE.  Income from the Alliance increased during the three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013 primarily from increases in finance charge income partially offset by increased credit losses.

Gross Profit

(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$497,319	$501,417	$(4,098)	(0.8)%
Construction segment	896	1,613	(717)	(44.5)
Total gross profit	$498,215	$503,030	$(4,815)	(1.0)%

Six months ended
Retail operations segment	$1,108,691	$1,111,306	$(2,615)	(0.2)%
Construction segment	1,614	3,075	(1,461)	(47.5)
Total gross profit	$1,110,305	$1,114,381	$(4,076)	(0.4)%

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gross profit as a percentage of segment net sales:
Retail operations segment	34.0%	34.4%	37.0%	37.2%
Construction segment	6.7	7.7	6.3	7.6
Total gross profit as a percentage of net sales	33.8	34.0	36.7	36.8

Gross profit as a percentage of net sales declined 20 basis points of sales during the three months ended August 2, 2014 compared to the three months ended August 3, 2013. Gross profit from retail operations declined 33 basis points of sales during the same comparable periods as a result of increased markdowns partially offset by increased markups.  Gross margin declined moderately in home and furniture and men’s apparel and accessories, and gross margin was essentially flat in cosmetics, shoes, ladies' accessories and lingerie and ladies' apparel. Gross margin improved moderately in juniors’ and children’s apparel.

Gross profit as a percentage of net sales declined 10 basis points of sales during the six months ended August 2, 2014 compared to the six months ended August 3, 2013. Gross profit from retail operations declined 23 basis points of sales during the same comparable periods as a result of increased markdowns partially offset by increased markups.  Gross margin declined moderately in home and furniture and men’s apparel and accessories, and gross margin was essentially flat in cosmetics, shoes and ladies' accessories and lingerie. Gross margin improved slightly in juniors’ and children’s apparel and ladies' apparel.

Inventory in total and comparable stores decreased 2% and 1%, respectively, as of August 2, 2014 compared to August 3, 2013.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $4 million for the three and six months ended August 2, 2014, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$398,968	$397,125	$1,843	0.5%
Construction segment	1,491	1,093	398	36.4
Total SG&A	$400,459	$398,218	$2,241	0.6%

Six months ended
Retail operations segment	$791,176	$786,220	$4,956	0.6%
Construction segment	2,934	2,194	740	33.7
Total SG&A	$794,110	$788,414	$5,696	0.7%

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
SG&A as a percentage of segment net sales:
Retail operations segment	27.3%	27.2%	26.4%	26.3%
Construction segment	11.2	5.2	11.5	5.5
Total SG&A as a percentage of net sales	27.2	26.9	26.2	26.0

SG&A increased $2.2 million or 25 basis points of sales during the three months ended August 2, 2014 compared to the three months ended August 3, 2013.  This increase was primarily due to an increase in payroll and payroll taxes ($8.4 million) partially offset by a decrease in insurance ($4.5 million) and advertising expenses ($2.8 million).

SG&A increased $5.7 million or 21 basis points of sales during the six months ended August 2, 2014 compared to the six months ended August 3, 2013.  This increase was primarily due to an increase in payroll and payroll taxes ($14.1 million) partially offset by a decrease in advertising ($5.1 million) and insurance expenses ($4.6 million). During the six months ended August 3, 2013, the Company also recognized a $1.5 million pretax reduction of pension expense for a gain from a pension plan curtailment.

Depreciation and Amortization

(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$61,983	$64,186	$(2,203)	(3.4)%
Construction segment	75	58	17	29.3
Total depreciation and amortization	$62,058	$64,244	$(2,186)	(3.4)%

Six months ended
Retail operations segment	$123,868	$129,243	$(5,375)	(4.2)%
Construction segment	149	117	32	27.4
Total rentals	$124,017	$129,360	$(5,343)	(4.1)%

The decrease in depreciation and amortization expense for the three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013 was primarily due to the timing and composition of capital expenditures.

Rentals

(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change	% Change
Rentals:
Three months ended
Retail operations segment	$5,842	$5,523	$319	5.8%
Construction segment	18	9	9	100.0
Total rentals	$5,860	$5,532	$328	5.9%

Six months ended
Retail operations segment	$11,639	$11,081	$558	5.0%
Construction segment	36	22	14	63.6
Total rentals	$11,675	$11,103	$572	5.2%

The increase in rental expense for the three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013 was primarily due to an increase in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,212	$16,262	$(1,050)	(6.5)%
Construction segment	(9)	(16)	7	43.8
Total interest and debt expense, net	$15,203	$16,246	$(1,043)	(6.4)%

Six months ended
Retail operations segment	$31,066	$32,592	$(1,526)	(4.7)%
Construction segment	(22)	(36)	14	38.9
Total interest and debt expense, net	$31,044	$32,556	$(1,512)	(4.6)%

The decrease in net interest and debt expense for the three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013 was primarily attributable to a reduction in credit facility fees and an increase in capitalized interest.  Total weighted average debt decreased approximately $44.1 million and $23.1 million for the three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013, respectively.

 Gain on Disposal of Assets

(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(50)	$(24)	$(26)
Construction segment	—	—	—
Total gain on disposal of assets	$(50)	$(24)	$(26)

Six months ended
Retail operations segment	$(439)	$(12,362)	$11,923
Construction segment	—	(7)	7
Total gain on disposal of assets	$(439)	$(12,369)	$11,930

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

Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three or six months ended August 2, 2014 or the three months ended August 3, 2013. During the six months ended August 3, 2013, the Company's retail operations segment recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.4% and 35.0% for the three months ended August 2, 2014 and August 3, 2013, respectively.  During the three months ended August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes. During the three months ended August 2, 2014, the IRS concluded its examination of the Company's federal income tax returns for fiscal tax years 2011 and 2012, with no material changes in these tax years as a result of such examination. During the three months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was approximately 35.3% and 35.1% for the six months ended August 2, 2014 and August 3, 2013, respectively.  During the six months ended August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes. During the six months ended August 3, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2014 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2014 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 2, 2014 and August 3, 2013 follows:

	Six Months Ended
(in thousands of dollars)	August 2, 2014	August 3, 2013	$ Change
Operating Activities	$133,836	$131,720	$2,116
Investing Activities	(64,090)	(22,599)	(41,491)
Financing Activities	(71,549)	(119,446)	47,897
Total Cash Used	$(1,803)	$(10,325)	$8,522

Net cash flows from operations increased $2.1 million during the six months ended August 2, 2014 compared to the six months ended August 3, 2013.  This improvement was primarily attributable to an increase of $9.8 million related to changes in working capital items, primarily of changes in inventories.

GE currently owns and manages Dillard’s branded proprietary credit card business under the Alliance.  The Alliance provides for certain payments to be made by GE to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $55.7 million and $55.0 million from GE during the six months ended August 2, 2014 and August 3, 2013, respectively.  The amount the Company receives is dependent on the level of sales on GE accounts, the level of balances carried on the GE accounts by GE customers, payment rates on GE accounts, finance charge rates and other fees on GE accounts, the level of credit losses for the GE accounts as well as GE’s funding costs. The Alliance expires in the fourth quarter of fiscal 2014.

In April 2014, the Company announced that it entered into a 10-year agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that will become operational following the scheduled expiration of the Alliance. Under the new agreement, Wells Fargo will fund, issue and service Dillard's-branded private label and co-brand credit cards and will also manage the cardholder loyalty program for the Company. While future cash flows under this new agreement are difficult to predict, the Company expects income, exclusive of startup costs, from the new agreement to be comparable to the Company's historical earnings from the Alliance and believes that earnings will increase with future program growth.

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

Capital expenditures were $68.8 million and $40.9 million for the six months ended August 2, 2014 and August 3, 2013, respectively.  The current year expenditures were primarily for the construction of new stores and the remodeling of existing stores.  Capital expenditures for fiscal 2014 are expected to be approximately $150 million compared to actual expenditures of $95 million during fiscal 2013.  We are nearing the completion of two new stores at The Mall at University Town Center in Sarasota, Florida (180,000 square feet) and The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet), both of which are expected to open during the third quarter of fiscal 2014.

No stores were closed during the six months ended August 2, 2014; however, we remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $235.3 million as of August 2, 2014.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  The credit agreement expires July 1, 2018. Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $962.7 million at August 2, 2014.  No borrowings were outstanding at August 2, 2014, and letters of credit totaling $33.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $930 million at August 2, 2014.

During the six months ended August 2, 2014, the Company repurchased 0.7 million shares of stock for $65.9 million at an average price of $89.34 per share under the Company’s March 2013 and November 2013 Stock Plans.  During the six months ended August 3, 2013, the Company repurchased 1.4 million shares of stock for $114.7 million at an average price of $79.12 per share under the Company's 2012 and March 2013 Stock Plans.  At August 2, 2014, no authorization remained under the 2012 and March 2013 Stock Plans, and $224.5 million of authorization remained under the Company’s November 2013 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

 The Company paid dividends of $5.2 million and $2.3 million during the six months ended August 2, 2014 and August 3, 2013, respectively.  Historically, our dividends declared during the fourth quarter of a fiscal year were paid during the first quarter of the following fiscal year; however, the dividends declared during the fourth quarter of fiscal 2012 were expedited and paid during that same quarter.

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

NEW ACCOUNTING STANDARDS

Presentation of Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its condensed consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 4, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

DILLARD’S, INC.
(Registrant)

Date:	September 4, 2014	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)