Form 10-Q
period 2014-11-01
DILLARDS INC
filed 2014-12-01
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 29, 2014     37,164,904
CLASS B COMMON STOCK as of November 29, 2014        4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	November 1, 2014	February 1, 2014	November 2, 2013
Assets
Current assets:
Cash and cash equivalents	$91,901	$237,134	$110,972
Restricted cash	9,930	—	—
Accounts receivable	41,661	30,840	31,710
Merchandise inventories	1,832,297	1,345,321	1,829,198
Other current assets	64,920	46,861	65,664

Total current assets	2,040,709	1,660,156	2,037,544

Property and equipment (net of accumulated depreciation and amortization of $2,437,364, $2,260,675 and $2,353,194)	2,064,303	2,134,200	2,164,545
Other assets	252,056	256,383	257,826

Total assets	$4,357,068	$4,050,739	$4,459,915

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,025,968	$640,336	$1,035,827
Current portion of capital lease obligations	828	784	770
Other short-term borrowings	63,000	—	170,000
Federal and state income taxes including current deferred taxes	124,332	137,191	91,848

Total current liabilities	1,214,128	778,311	1,298,445

Long-term debt	614,785	614,785	614,785
Capital lease obligations	6,136	6,759	6,957
Other liabilities	233,213	228,439	230,858
Deferred income taxes	191,256	230,248	236,300
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,237	1,237	1,237
Additional paid-in capital	936,106	935,208	933,264
Accumulated other comprehensive loss	(22,842)	(24,074)	(25,305)
Retained earnings	3,606,871	3,413,240	3,296,788
Less treasury stock, at cost	(2,623,822)	(2,333,414)	(2,333,414)

Total stockholders’ equity	1,897,550	1,992,197	1,872,570

Total liabilities and stockholders’ equity	$4,357,068	$4,050,739	$4,459,915

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$1,459,781	$1,468,612	$4,485,579	$4,497,600
Service charges and other income	39,363	38,313	114,994	115,502

	1,499,144	1,506,925	4,600,573	4,613,102

Cost of sales	924,443	937,407	2,839,936	2,852,014
Selling, general and administrative expenses	412,259	404,406	1,206,369	1,192,820
Depreciation and amortization	62,714	64,942	186,731	194,302
Rentals	5,780	5,946	17,455	17,049
Interest and debt expense, net	14,598	15,789	45,642	48,345
Gain on disposal of assets	(5,923)	(2)	(6,362)	(12,371)
Asset impairment and store closing charges	—	—	—	6,527

Income before income taxes and income on and equity in earnings of joint ventures	85,273	78,437	310,802	314,416
Income taxes	30,110	27,570	109,960	110,665
Income on and equity in earnings of joint ventures	68	1	521	818

Net income	55,231	50,868	201,363	204,569

Retained earnings at beginning of period	3,554,170	3,248,620	3,413,240	3,099,566
Cash dividends declared	(2,530)	(2,700)	(7,732)	(7,347)

Retained earnings at end of period	$3,606,871	$3,296,788	$3,606,871	$3,296,788

Earnings per share:
Basic and diluted	$1.30	$1.13	$4.67	$4.43

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.16

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$55,231	$50,868	$201,363	$204,569
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $254, $297, $763 and $3,692)	411	480	1,232	5,970

Comprehensive income	$55,642	$51,348	$202,595	$210,539

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Operating activities:
Net income	$201,363	$204,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and deferred financing costs	187,907	195,664
Gain on disposal of assets	(6,362)	(12,371)
Asset impairment and store closing charges	—	6,527
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,821)	(191)
Increase in merchandise inventories	(486,976)	(534,617)
Increase in other current assets	(17,161)	(23,075)
Decrease in other assets	3,248	2,643
Increase in trade accounts payable and accrued expenses and other liabilities	390,555	372,994
Decrease in income taxes payable	(51,851)	(39,141)

Net cash provided by operating activities	209,902	173,002

Investing activities:
Purchases of property and equipment	(124,103)	(65,295)
Proceeds from disposal of assets	14,723	18,279
Increase in restricted cash	(9,930)	—

Net cash used in investing activities	(119,310)	(47,016)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(579)	(1,507)
Issuance cost of line of credit	—	(1,354)
Increase in short-term borrowings	63,000	170,000
Cash dividends paid	(7,838)	(4,647)
Purchase of treasury stock	(290,408)	(301,566)

Net cash used in financing activities	(235,825)	(139,074)

Decrease in cash and cash equivalents	(145,233)	(13,088)
Cash and cash equivalents, beginning of period	237,134	124,060

Cash and cash equivalents, end of period	$91,901	$110,972

Non-cash transactions:
Accrued capital expenditures	$10,964	$9,700
Stock awards	898	769

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended November 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 due to the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC on March 27, 2014.

Restricted Cash - Restricted cash consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Condensed Consolidated Statements of Cash Flows.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended November 1, 2014:
Net sales from external customers	$1,422,359	$37,422	$1,459,781
Gross profit	533,679	1,659	535,338
Depreciation and amortization	62,639	75	62,714
Interest and debt expense (income), net	14,606	(8)	14,598
Income before income taxes and income on and equity in earnings of joint ventures	84,332	941	85,273
Income on and equity in earnings of joint ventures	27	41	68
Total assets	4,314,799	42,269	4,357,068

Three Months Ended November 2, 2013:
Net sales from external customers	$1,437,492	$31,120	$1,468,612
Gross profit	529,453	1,752	531,205
Depreciation and amortization	64,878	64	64,942
Interest and debt expense (income), net	15,806	(17)	15,789
Income before income taxes and income on and equity in earnings of joint ventures	78,040	397	78,437
Income on and equity in earnings of joint ventures	1	—	1
Total assets	4,420,445	39,470	4,459,915

Nine Months Ended November 1, 2014:
Net sales from external customers	$4,422,686	$62,893	$4,485,579
Gross profit	1,642,370	3,273	1,645,643
Depreciation and amortization	186,507	224	186,731
Interest and debt expense (income), net	45,672	(30)	45,642
Income (loss) before income taxes and income on and equity in earnings of joint ventures	311,320	(518)	310,802
Income on and equity in earnings of joint ventures	480	41	521
Total assets	4,314,799	42,269	4,357,068

Nine Months Ended November 2, 2013:
Net sales from external customers	$4,426,270	$71,330	$4,497,600
Gross profit	1,640,759	4,827	1,645,586
Depreciation and amortization	194,121	181	194,302
Interest and debt expense (income), net	48,398	(53)	48,345
Income before income taxes and income on and equity in earnings of joint ventures	313,221	1,195	314,416
Income on and equity in earnings of joint ventures	818	—	818
Total assets	4,420,445	39,470	4,459,915

Intersegment construction revenues of $23.3 million and $67.1 million for the three and nine months ended November 1, 2014, respectively, and intersegment construction revenues of $9.2 million and $21.5 million for the three and nine months ended November 2, 2013, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the three and nine months ended November 1, 2014 and November 2, 2013, and no stock options were outstanding at November 1, 2014.

Note 4.  Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three or nine months ended November 1, 2014 or the three months ended November 2, 2013. During the nine months ended November 2, 2013, the Company recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$55,231	$50,868	$201,363	$204,569

Weighted average shares of common stock outstanding	42,369	45,155	43,079	46,139

Basic and diluted earnings per share	$1.30	$1.13	$4.67	$4.43

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three or nine months ended November 1, 2014 and November 2, 2013.

Note 6.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At November 1, 2014, letters of credit totaling $33.0 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company made contributions to the Pension Plan of $0.7 million and $2.1 million during the three and nine months ended November 1, 2014, respectively.  The Company expects to make contributions to the Pension Plan of approximately $0.7 million during the remainder of fiscal 2014.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Components of net periodic benefit costs:
Service cost	$1,099	$1,059	$3,297	$3,178
Interest cost	1,911	1,696	5,733	5,086
Net actuarial loss	665	753	1,995	2,259
Amortization of prior service cost	—	24	—	72
Plan curtailment gain	—	—	—	(1,480)
Net periodic benefit costs	$3,675	$3,532	$11,025	$9,115

Net periodic benefit costs are included in selling, general and administrative expenses.

Note 8.  Revolving Credit Agreement

At November 1, 2014, the Company maintained a $1.0 billion revolving credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of certain Dillard’s, Inc. operating subsidiaries.  The credit agreement expires July 1, 2018.

Borrowings under the credit agreement accrue interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.66% at November 1, 2014) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at November 1, 2014.  Borrowings of $63.0 million were outstanding at November 1, 2014, and letters of credit totaling $33.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $904 million at November 1, 2014.  There are no financial covenant requirements under the credit agreement provided availability exceeds $100 million.  The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

Note 9.  Stock Repurchase Programs

All repurchases of the Company’s Class A Common Stock below were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock.

November 2013 Stock Plan

In November 2013, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“November 2013 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”) or through privately negotiated transactions.  The November 2013 Stock Plan has no expiration date. During the three and nine months ended November 1, 2014, the Company repurchased 2.0 million shares and 2.3 million shares for $224.5 million and $250.0 million at an average price of $109.89 per share and $107.44 per share, respectively. At November 1, 2014, no authorization remained under the November 2013 Stock Plan.

March 2013 Stock Plan

In March 2013, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of the Company’s Class A Common Stock under an open-ended stock plan (“March 2013 Stock Plan”).  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. During the nine months ended November 1, 2014, the Company repurchased 0.5 million shares for $40.4 million at an average price of $89.04 per share. During the three and nine months ended November 2, 2013, the Company repurchased 2.4 million shares and 2.7 million shares for $186.9 million and $209.6 million at an average price of $77.80 per share and $77.93 per share, respectively. At November 1, 2014, no authorization remained under the March 2013 Stock Plan.

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

Note 10.  Income Taxes

During the three months ended November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  During the three months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

During the nine months ended November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.  During the nine months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Defined benefit pension plan items
Amortization of prior service cost	$—	$24	$—	$72	(1)
Amortization of actuarial losses	665	753	1,995	2,259	(1)
Plan curtailment gain	—	—	—	7,331	(2)
	665	777	1,995	9,662	Total before tax
	254	297	763	3,692	Income tax expense
	$411	$480	$1,232	$5,970	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.
(2)        The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Beginning balance	$23,253	$25,785	$24,074	$31,275

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	(411)	(480)	(1,232)	(5,970)
Net other comprehensive income	(411)	(480)	(1,232)	(5,970)

Ending balance	$22,842	$25,305	$22,842	$25,305

Note 13.  Gain on Disposal of Assets

During the three months ended November 1, 2014, the Company received proceeds of $9.9 million from the sale of a store location, resulting in a gain of $5.9 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable and other short-term borrowings approximates their carrying values at November 1, 2014 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at November 1, 2014 was approximately $684 million.  The carrying value of the Company’s long-term debt at November 1, 2014 was $615 million.  The fair value of the Company’s subordinated debentures at November 1, 2014 was approximately $207 million.  The carrying value of the Company’s subordinated debentures at November 1, 2014 was $200 million.

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

Long-lived assets held for use

During the nine months ended November 2, 2013, a long-lived asset group held for use was written down to its fair value of $3.0 million, resulting in an impairment charge of $1.2 million, which was charged against earnings during the period.  The inputs used to calculate the fair value of these long-lived assets held for use were based upon an offer to purchase the property.

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

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 1, 2014.

EXECUTIVE OVERVIEW

During the quarter ended November 1, 2014, comparable store sales declined 1% over last year's third quarter. Weaker sales contributed to a 70 basis points of sales increase in our selling general, and administrative expenses. Gross margin from retail operations improved 69 basis points of sales as we increased markups and took fewer markdowns. Net income increased to $55.2 million for the current year third quarter from $50.9 million for the prior year third quarter. This improvement in net earnings combined with the completion of our remaining $224.5 million of share repurchase authorization during the quarter helped raise our earnings per share to $1.30 per share from $1.13 per share, a 15% increase over last year's third quarter.

Included in net income for the quarter ended November 1, 2014 is a pretax gain of $5.9 million ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.

As of November 1, 2014, we had working capital of $826.6 million, cash and cash equivalents of $91.9 million and $877.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $209.9 million for the nine months ended November 1, 2014, increasing 21% over the prior year comparable period.  We operated 298 total stores, including 18 clearance centers, and one internet store as of November 1, 2014, a decrease of one store from November 2, 2013.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	November 1, 2014	November 2, 2013
Net sales (in millions)	$1,459.8	$1,468.6
Retail stores sales trend	(1)%	1%
Comparable retail stores sales trend	(1)%	1%
Gross profit (in millions)	$535.3	$531.2
Gross profit as a percentage of net sales	36.7%	36.2%
Retail gross profit as a percentage of net sales	37.5%	36.8%
Selling, general and administrative expenses as a percentage of net sales	28.2%	27.5%
Cash flow from operations (in millions)*	$209.9	$173.0
Total retail store count at end of period	298	299
Retail sales per square foot	$28	$29
Comparable retail store inventory trend	0%	6%
Retail merchandise inventory turnover	2.3	2.4

_____________________
*Cash flow from operations data is for the nine months ended November 1, 2014 and November 2, 2013.

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

Service charges and other income.  Service charges and other income includes income generated through the long-term marketing and servicing alliance (“Alliance”) with Synchrony Financial ("Synchrony"; formerly GE Consumer Finance), which owned and managed the Dillard’s branded proprietary cards.  Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.

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

Income on and equity in earnings of joint ventures.  Income on and equity in earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.7	2.6	2.6	2.6

	102.7	102.6	102.6	102.6

Cost of sales	63.3	63.8	63.3	63.4
Selling, general and administrative expenses	28.2	27.5	26.9	26.5
Depreciation and amortization	4.3	4.4	4.2	4.3
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	1.0	1.1	1.0	1.1
Gain on disposal of assets	(0.4)	—	(0.1)	(0.3)
Asset impairment and store closing charges	—	—	—	0.1

Income before income taxes and income on and equity in earnings of joint ventures	5.8	5.3	6.9	7.0
Income taxes	2.1	1.9	2.5	2.5
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	3.8%	3.5%	4.5%	4.5%

Net Sales (Three-Month Comparison)

	Three Months Ended
(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change
Net sales:
Retail operations segment	$1,422,359	$1,437,492	$(15,133)
Construction segment	37,422	31,120	6,302
Total net sales	$1,459,781	$1,468,612	$(8,831)

The percent change in the Company’s sales by segment and product category for the three months ended November 1, 2014 compared to the three months ended November 2, 2013 as well as the sales percentage by segment and product category to total net sales for the three months ended November 1, 2014 are as follows:

	% Change 2014-2013	% of Net Sales
Retail operations segment
Cosmetics	0.1%	15%
Ladies’ apparel	(0.1)	22
Ladies’ accessories and lingerie	(1.0)	14
Juniors’ and children’s apparel	2.1	9
Men’s apparel and accessories	1.0	17
Shoes	(4.3)	16
Home and furniture	(12.1)	4
		97
Construction segment	20.3	3
Total		100%

Net sales from the retail operations segment decreased $15.1 million during the three months ended November 1, 2014 compared to the three months ended November 2, 2013, declining 1% in both total and comparable stores.  Sales of juniors’ and children’s apparel increased moderately over the prior year period, and sales of men’s apparel and accessories increased slightly.  Sales of ladies' apparel and cosmetics remained essentially flat between the periods. Sales of ladies’ accessories and lingerie decreased slightly compared to the prior year period, sales of shoes decreased moderately and sales of home and furniture decreased significantly.

The number of sales transactions decreased 5% for the three months ended November 1, 2014 compared to the three months ended November 2, 2013 while the average dollars per sales transaction increased 4%.  We recorded an allowance for sales returns of $5.8 million and $6.6 million as of November 1, 2014 and November 2, 2013, respectively.

During the three months ended November 1, 2014, net sales from the construction segment increased $6.3 million or 20% compared to the three months ended November 2, 2013 due to an increase in construction projects.  The backlog of awarded construction contracts at November 1, 2014 totaled $318.3 million, increasing approximately 62% from February 1, 2014 and approximately 101% from November 2, 2013.

Net Sales (Nine-Month Comparison)

	Nine Months Ended
(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change
Net sales:
Retail operations segment	$4,422,686	$4,426,270	$(3,584)
Construction segment	62,893	71,330	(8,437)
Total net sales	$4,485,579	$4,497,600	$(12,021)

The percent change in the Company’s sales by segment and product category for the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013 as well as the sales percentage by segment and product category to total net sales for the nine months ended November 1, 2014 are as follows:

	% Change 2014-2013	% of Net Sales
Retail operations segment
Cosmetics	(0.7)%	15%
Ladies’ apparel	0.4	24
Ladies’ accessories and lingerie	0.3	15
Juniors’ and children’s apparel	3.0	9
Men’s apparel and accessories	1.8	17
Shoes	(2.0)	15
Home and furniture	(8.8)	4
		99
Construction segment	(11.8)	1
Total		100%

Net sales from the retail operations segment decreased $3.6 million during the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013, remaining essentially flat in total stores and increasing 1% in comparable stores.  Sales of juniors’ and children’s apparel and men’s apparel and accessories increased moderately over the prior year period while sales of ladies' apparel and ladies’ accessories and lingerie remained essentially flat. Sales of cosmetics decreased slightly compared to the prior year period, sales of shoes decreased moderately and sales of home and furniture decreased significantly.

The number of sales transactions decreased 3% for the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013 while the average dollars per sales transaction increased 3%.

During the nine months ended November 1, 2014, net sales from the construction segment decreased $8.4 million or 12% compared to the nine months ended November 2, 2013 due to a delay in the timing of certain construction projects during the first half of the year.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	$ Change 2014-2013	$ Change 2014-2013
Service charges and other income:
Retail operations segment
Leased department income	$2,018	$1,990	$6,068	$6,394	$28	$(326)
Income from Synchrony marketing and servicing alliance	29,431	29,281	85,178	84,317	150	861
Shipping and handling income	4,874	4,262	14,931	13,720	612	1,211
Other	2,690	2,766	8,443	11,045	(76)	(2,602)
	39,013	38,299	114,620	115,476	714	(856)
Construction segment	350	14	374	26	336	348
Total service charges and other income	$39,363	$38,313	$114,994	$115,502	$1,050	$(508)

Service charges and other income is composed primarily of income from the Alliance with Synchrony.  Income from the Alliance increased during the three and nine months ended November 1, 2014 compared to the three and nine months ended November 2, 2013 primarily from increases in finance charge income partially offset by increased credit losses.

Gross Profit

(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$533,679	$529,453	$4,226	0.8%
Construction segment	1,659	1,752	(93)	(5.3)
Total gross profit	$535,338	$531,205	$4,133	0.8%

Nine months ended
Retail operations segment	$1,642,370	$1,640,759	$1,611	0.1%
Construction segment	3,273	4,827	(1,554)	(32.2)
Total gross profit	$1,645,643	$1,645,586	$57	—%

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gross profit as a percentage of segment net sales:
Retail operations segment	37.5%	36.8%	37.1%	37.1%
Construction segment	4.4	5.6	5.2	6.8
Total gross profit as a percentage of net sales	36.7	36.2	36.7	36.6

Gross profit as a percentage of net sales improved 50 basis points of sales during the three months ended November 1, 2014 compared to the three months ended November 2, 2013. Gross profit from retail operations improved 69 basis points of sales during the same comparable periods primarily from increased markups combined with decreased markdowns.  Gross margin improved moderately in juniors’ and children’s apparel and shoes and improved slightly in men’s apparel and accessories and ladies' apparel. Gross margin was essentially flat in cosmetics. Gross margin declined slightly in ladies' accessories and lingerie and declined moderately in home and furniture.

Gross profit as a percentage of net sales improved 10 basis points of sales during the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013. Gross profit from retail operations improved 7 basis points of sales during the same comparable periods primarily from increased markups partially offset by increased markdowns.  Gross margin improved moderately in juniors’ and children’s apparel and improved slightly in shoes and ladies' apparel. Gross margin remained essentially flat in cosmetics. Gross margin declined slightly in men’s apparel and accessories and ladies' accessories and lingerie and declined moderately in home and furniture.

Inventory in both total and comparable stores remained essentially flat as of November 1, 2014 compared to November 2, 2013.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $6 million for the three and nine months ended November 1, 2014, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$411,272	$403,101	$8,171	2.0%
Construction segment	987	1,305	(318)	(24.4)
Total SG&A	$412,259	$404,406	$7,853	1.9%

Nine months ended
Retail operations segment	$1,202,448	$1,189,320	$13,128	1.1%
Construction segment	3,921	3,500	421	12.0
Total SG&A	$1,206,369	$1,192,820	$13,549	1.1%

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
SG&A as a percentage of segment net sales:
Retail operations segment	28.9%	28.0%	27.2%	26.9%
Construction segment	2.6	4.2	6.2	4.9
Total SG&A as a percentage of net sales	28.2	27.5	26.9	26.5

SG&A increased $7.9 million or 70 basis points of sales during the three months ended November 1, 2014 compared to the three months ended November 2, 2013.  This increase was primarily due to an increase in payroll and payroll taxes ($8.8 million), primarily of selling payroll.

SG&A increased $13.5 million or 37 basis points of sales during the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013.  This increase was primarily due to an increase in payroll and payroll taxes ($22.9 million) partially offset by a decrease in insurance expenses ($6.8 million) and advertising ($6.6 million). During the nine months ended November 2, 2013, the Company also recognized a $1.5 million pretax reduction of pension expense for a gain from a pension plan curtailment.

Depreciation and Amortization

(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$62,639	$64,878	$(2,239)	(3.5)%
Construction segment	75	64	11	17.2
Total depreciation and amortization	$62,714	$64,942	$(2,228)	(3.4)%

Nine months ended
Retail operations segment	$186,507	$194,121	$(7,614)	(3.9)%
Construction segment	224	181	43	23.8
Total depreciation and amortization	$186,731	$194,302	$(7,571)	(3.9)%

The decrease in depreciation and amortization expense for the three and nine months ended November 1, 2014 compared to the three and nine months ended November 2, 2013 was primarily due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$14,606	$15,806	$(1,200)	(7.6)%
Construction segment	(8)	(17)	9	52.9
Total interest and debt expense, net	$14,598	$15,789	$(1,191)	(7.5)%

Nine months ended
Retail operations segment	$45,672	$48,398	$(2,726)	(5.6)%
Construction segment	(30)	(53)	23	43.4
Total interest and debt expense, net	$45,642	$48,345	$(2,703)	(5.6)%

The decrease in net interest and debt expense for the three and nine months ended November 1, 2014 compared to the three and nine months ended November 2, 2013 was primarily attributable to a reduction in credit facility fees and an increase in capitalized interest.  Total weighted average debt decreased approximately $27.6 million and $24.6 million during the three and nine months ended November 1, 2014 compared to the three and nine months ended November 2, 2013, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(5,923)	$(6)	$(5,917)
Construction segment	—	4	(4)
Total gain on disposal of assets	$(5,923)	$(2)	$(5,921)

Nine months ended
Retail operations segment	$(6,362)	$(12,367)	$6,005
Construction segment	—	(4)	4
Total gain on disposal of assets	$(6,362)	$(12,371)	$6,009

During the three months ended November 1, 2014, the Company received proceeds of $9.9 million from the sale of a store location, resulting in a gain of $5.9 million that was recorded in gain on disposal of assets.

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

Asset Impairment and Store Closing Charges

There were no asset impairment and store closing charges recorded during the three or nine months ended November 1, 2014 or the three months ended November 2, 2013. During the nine months ended November 2, 2013, the Company's retail operations segment recorded a pretax charge of $6.5 million for asset impairment and store closing costs.  The charge was for the write-down of an operating property and certain cost method investments.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.3% and 35.1% for the three months ended November 1, 2014 and November 2, 2013, respectively.  During the three months ended November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes. During the three months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.3% and 35.1% for the nine months ended November 1, 2014 and November 2, 2013, respectively.  During the nine months ended November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes. During the nine months ended November 1, 2014, the IRS concluded its examination of the Company's federal income tax returns for fiscal tax years 2011 and 2012, with no material changes in these tax years as a result of such examination. During the nine months ended November 2, 2013, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2014 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2014 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended November 1, 2014 and November 2, 2013 follows:

	Nine Months Ended
(in thousands of dollars)	November 1, 2014	November 2, 2013	$ Change
Operating Activities	$209,902	$173,002	$36,900
Investing Activities	(119,310)	(47,016)	(72,294)
Financing Activities	(235,825)	(139,074)	(96,751)
Total Cash Used	$(145,233)	$(13,088)	$(132,145)

Net cash flows from operations increased $36.9 million during the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013.  This improvement was primarily attributable to an increase of $48.4 million related to changes in working capital items, primarily of changes in inventories.

Synchrony owned and managed Dillard’s branded proprietary credit card business under the Alliance.  The Alliance provided for certain payments to be made by Synchrony to the Company, including a revenue sharing and marketing reimbursement.  The Company received income of approximately $85.2 million and $84.3 million from Synchrony during the nine months ended November 1, 2014 and November 2, 2013, respectively.  The amount the Company received was dependent on the level of sales on Synchrony accounts, the level of balances carried on the Synchrony accounts by Synchrony customers, payment rates on Synchrony accounts, finance charge rates and other fees on Synchrony accounts, the level of credit losses for the Synchrony accounts as well as Synchrony’s funding costs. The Alliance expired in November 2014.

In April 2014, the Company announced that it entered into a 10-year agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which took effect in November 2014 following the scheduled expiration of the Alliance. Under the new agreement, Wells Fargo funds, issues and services Dillard's-branded private label and co-branded credit cards and also manages the cardholder loyalty program for the Company. While future cash flows under this new agreement are difficult to predict, the Company expects income, exclusive of startup costs, from the new agreement to be comparable to the Company's historical earnings from the Alliance and believes that earnings will increase with future program growth.

During the nine months ended November 1, 2014, the Company received proceeds of $9.9 million from the sale of a store location, resulting in a gain of $5.9 million that was recorded in gain on disposal of assets. The cash proceeds from this sale are being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Condensed Consolidated Statements of Cash Flows.

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

Capital expenditures were $124.1 million and $65.3 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.  The current year expenditures were primarily for the construction of new stores and the remodeling of existing stores.  Capital expenditures for fiscal 2014 are expected to be approximately $155 million compared to actual expenditures of $95 million during fiscal 2013.  We opened two new locations during the third quarter of fiscal 2014: The Mall at University Town Center in Sarasota, Florida (180,000 square feet) and The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet).

No stores were closed during the nine months ended November 1, 2014; however, we remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $91.9 million as of November 1, 2014.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion credit facility.  The credit agreement expires July 1, 2018. Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at November 1, 2014.  Borrowings of $63.0 million were outstanding at November 1, 2014, and letters of credit totaling $33.0 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $904 million at November 1, 2014.

During the nine months ended November 1, 2014, the Company repurchased 2.8 million shares of stock for $290.4 million at an average price of $104.44 per share under the Company’s March 2013 and November 2013 Stock Plans.  During the nine months ended November 2, 2013, the Company repurchased 3.9 million shares of stock for $301.6 million at an average price of $78.30 per share under the Company's 2012 and March 2013 Stock Plans.  At November 1, 2014, no authorization remained under the 2012, March 2013 and November 2013 Stock Plans.  The ultimate disposition of the repurchased stock has not been determined.

In November 2014, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of the Company’s Class A Common Stock under an open-ended stock plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.
 The Company paid dividends of $7.8 million and $4.6 million during the nine months ended November 1, 2014 and November 2, 2013, respectively.  Historically, our dividends declared during the fourth quarter of a fiscal year were paid during the first quarter of the following fiscal year; however, the dividends declared during the fourth quarter of fiscal 2012 were expedited and paid during that same quarter.

During fiscal 2014, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings for fiscal 2014 not to exceed $140 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 1, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 3, 2014 through August 30, 2014	141,923	$114.59	141,923	$208,223,238
August 31, 2014 through October 4, 2014	1,293,801	112.04	1,293,801	63,272,109
October 5, 2014 through November 1, 2014	607,134	104.21	607,134	—
Total	2,042,858	$109.89	2,042,858	$—

In November 2013, the Company announced that the Board of Directors authorized the repurchase of up to $250 million of its Class A Common Stock under the November 2013 Stock Plan, which had no fixed or scheduled termination date. During the three months ended November 1, 2014, the Company completed the remaining authorization under the November 2013 Stock Plan. Reference is made to the discussion in Note 9, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

In November 2014, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of the Company’s Class A Common Stock under an open-ended stock plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.

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

DILLARD’S, INC.
(Registrant)

Date:	December 1, 2014	/s/ James I. Freeman
James I. Freeman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)