Form 10-K
period 2015-01-31
DILLARDS INC
filed 2015-03-25
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2014: $4,158,723,073.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2015:

CLASS A COMMON STOCK, $0.01 par value	37,181,368
CLASS B COMMON STOCK, $0.01 par value	4,010,929
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2015 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 31, 2015, we operated 297 Dillard's stores, including 20 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC and CDI Contractors, Inc. ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Retail operations segment:
Cosmetics	14%	15%	15%
Ladies' apparel	22	22	22
Ladies' accessories and lingerie	16	16	15
Juniors' and children's apparel	9	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	5	5
	98	99	98
Construction segment	2	1	2
Total	100%	100%	100%
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
Our merchandise selections include, but are not limited to, our lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, GB, Roundtree & Yorke and Daniel Cremieux. Our exclusive brands/private label merchandise program provides benefits for Dillard's and our customers. Our customers receive fashionable, higher quality product often at a savings compared to national brands. Our private label merchandise program allows us to ensure the Company's high standards are achieved, while minimizing costs and differentiating our merchandise offerings from other retailers.
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
Synchrony Financial ("Synchrony"; formerly GE Consumer Finance) owned and managed Dillard's private label credit cards under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following this scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. We participate in the marketing of the private label cards and accept payments on the private label cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo. The Wells Fargo Alliance expires in fiscal 2024.
We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts and advance notice of sale events. Wells Fargo has created various loyalty programs that reward customers for frequency and volume of private label card usage.
Our earnings depend to a significant extent on the results of operations for the last quarter of our fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.
As of January 31, 2015, we employed approximately 40,000 full-time and part-time associates, of which approximately 46% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers and consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2014 and 2013 ended January 31, 2015 and February 1, 2014, respectively, and each contained 52 weeks. Fiscal year 2012 ended February 2, 2013 and contained 53 weeks.
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
Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.    RISK FACTORS.
The risks described in this Item 1A, Risk Factors, of this Annual Report on Form 10-K for the year ended January 31, 2015, could materially and adversely affect our business, financial condition and results of operations.
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
We conduct our retail merchandise business under highly competitive conditions. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, operating efficiency, price, quality, customer service and credit availability. We have numerous competitors nationally, locally and on the Internet, including conventional department stores, specialty retailers, off-price and discount stores, boutiques, mass merchants, and Internet and mail-order retailers. Although we are a large regional department store, some of our competitors are larger than us with greater financial resources and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Additionally, we compete in certain markets with a substantial number of retailers that specialize in one or more types of merchandise that we sell. In recent years, competition has intensified as a result of reduced discretionary consumer spending, increased promotional activity, deep price discounting, and few barriers to entry. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We anticipate that intense competition will continue from both existing competitors and new entrants. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.
Changes in economic, financial and political conditions, and the resulting impact on consumer confidence and consumer spending, could have an adverse effect on our business and results of operations.
The retail merchandise business is highly sensitive to changes in overall economic and political conditions that impact consumer confidence and spending. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Consumer purchases of discretionary items and other retail products generally decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic could also have an adverse effect on our results of operations.
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
Reductions in the income and cash flow from our long-term marketing and servicing alliance related to our private label credit cards could impact operating results and cash flows.
Wells Fargo owns and manages our private label credit cards under the Wells Fargo Alliance. The Wells Fargo Alliance provides for certain payments to be made by Wells Fargo to the Company, including the Company's share of revenues under this alliance. The income and cash flow that the Company receives from the Wells Fargo Alliance is dependent upon a number of factors including the level of sales on Wells Fargo accounts, the level of balances carried on the Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo's ability to extend credit to our customers as well as the cost of customer rewards programs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from the Wells Fargo Alliance decreases, our operating results and cash flows could be adversely affected.
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider. Wells Fargo may be subject to regulations that may adversely impact its operation of our private label credit card. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with our private label credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact our ability to facilitate consumer credit or increase the cost of credit to our cardholders.
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
We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area. Additionally, we are subject to potential liability for environmental conditions on the property that we own or lease. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 75 stores along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to "named storms"; therefore, repair and replacement costs will be borne by us for damage to any of these stores from "named storms".

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
We have a longstanding Information Security Program committed to regular risk assessment practices surrounding the protection of confidential data. This program includes network segmentation and access controls around the computer resources that house confidential data. In response to recent high profile security breaches at other companies, we evaluated the security environment surrounding the handling and control of our critical data, especially the private data we receive from our customers, and instituted additional measures to help protect us from a privacy breach.
Despite our security measures, it is possible that unauthorized persons (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) might defeat our security measures in the future and obtain personal information of customers, employees or others that we hold. We have purchased Network Security and Cyber Liability insurance to provide some financial protection should a privacy breach occur; however, such a compromise that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, employees and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.
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

healthcare system. Many of our employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so as a result of recent changes to healthcare laws in the United States. Such changes include potential penalties on persons for not obtaining healthcare coverage and employees being ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer's plan. If a large portion of eligible employees who currently choose not to participate in our plans choose to enroll as a result of the law change, it may significantly increase our healthcare coverage costs, or we may not be able to offer competitive health care benefits to attract and retain employees; either of which could have an adverse effect on our reputation and have a negative impact on our financial results.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At January 31, 2015, we operated 297 stores in 29 states totaling approximately 50.5 million square feet of which we owned approximately 44.9 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 31, 2015:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	10	10	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	40	—	2	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	1	1	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	6	3	1	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	14	14	—	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	5	5	—	—	—
Ohio	14	10	4	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	8	1	—	1
Texas	59	44	9	1	5
Utah	5	4	1	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	297	247	32	11	7

At January 31, 2015, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Maumelle, AR	850,000	Owned
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 13 and 14 of "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 25, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the names and ages of all executive officers of the Registrant, the nature of any family relationship between them and the Company's CEO and all positions and offices with the Registrant presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	70	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	65	Director; President	1998	Brother of William Dillard, II
Mike Dillard	63	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	68	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson (1)	43	Principal Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts (2)	52	Principal Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
Dean L. Worley (3)	49	Vice President; General Counsel	2012	None
William Dillard, III	44	Vice President	2001	Son of William Dillard, II
Denise Mahaffy	56	Vice President	1993	Sister of William Dillard, II
Mike McNiff	62	Vice President	1995	None
Brant Musgrave (4)	42	Vice President	2014	None
Burt Squires	65	Vice President	1984	None
David Terry (5)	65	Vice President	2011	None
_______________________________________________________________________________

(1)
Mr. Johnson served as Vice President of Accounting from 2006 to 2012 and served as Vice President of Real Estate from 2012 to 2015. In 2015, he was promoted to Principal Vice President and Co-Principal Financial Officer. Since 2008, Mr. Johnson has also served as Chief Financial Officer of CDI, the Company's wholly-owned general contracting construction subsidiary.

(2)	Mr. Watts served as Vice President of Tax from 2002 to 2015. In 2015, he was promoted to Principal Vice President, Co-Principal Financial Officer and Principal Accounting Officer.

(3)	Mr. Worley served as Assistant General Counsel from 1996 to 2012. In 2012, he was promoted to Vice President and General Counsel.

(4)	Mr. Musgrave served as a Regional Vice President of Stores from 2007 to 2014. In 2014, he was promoted to Corporate Vice President of Stores.

(5)	Mr. Terry served as Regional President of Merchandising from 2006 to 2011. In 2011, he was promoted to Corporate Vice President of Merchandising.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2014 and 2013 are presented in the table below:

	2014		2013		Dividends per Share
Fiscal Quarter	High	Low	High	Low	2014	2013
First	$100.02	$82.75	$89.42	$75.33	$0.06	$0.05
Second	122.77	93.85	94.86	78.97	0.06	0.05
Third	125.17	100.00	86.90	75.60	0.06	0.06
Fourth	126.83	104.87	97.87	80.88	0.06	0.06
While the Company expects to continue paying quarterly cash dividends during fiscal 2015, all dividends are reviewed by the Board of Directors and declared if such determination is made.
Stockholders
As of February 28, 2015, there were 3,062 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock
There were no issuer purchases of equity securities during the fourth quarter of fiscal 2014.
In November 2014, the Company announced that the Board of Directors authorized the repurchase of up to $500 million of its Class A Common Stock ("November 2014 Stock Plan"). Remaining availability pursuant to the November 2014 Stock Plan was $500.0 million as of January 31, 2015.
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

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 29, 2010 (the last trading day prior to the start of fiscal 2010) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
900
800
700
600
500
400
300
200
100
0
Dollars
Fiscal Year
BASE YEAR
2010
2011
2012
2013
2014
Dillard's
S&P 500
S&P 500 Dept Stores

	2010	2011	2012	2013	2014
Dillard's, Inc.	$244.31	$281.52	$566.47	$589.36	$787.26
S&P 500	121.26	127.72	150.58	183.25	214.19
S&P 500 Department Stores	114.69	129.49	132.62	156.71	202.61

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2014	2013	2012*	2011	2010
Net sales	$6,621,054	$6,531,647	$6,593,169	$6,263,600	$6,120,961
Percent change	1%	(1)%	5%	2%	—%
Cost of sales	4,272,605	4,223,715	4,247,108	4,047,269	3,980,873
Percent of sales	64.5%	64.7%	64.4%	64.6%	65.0%
Interest and debt expense, net	61,306	64,505	69,596	72,059	73,792
Income before income taxes and income on and equity in losses of joint ventures	510,768	496,224	479,750	396,669	268,716
Income taxes (benefit)	179,480	173,400	145,060	(62,518)	84,450
Income on and equity in losses of joint ventures	565	847	1,272	4,722	(4,646)
Net income	331,853	323,671	335,962	463,909	179,620
Net income per diluted common share	7.79	7.10	6.87	8.52	2.67
Dividends per common share	0.24	0.22	5.20	0.19	0.16
Book value per common share	49.02	45.33	41.24	41.50	34.79
Average number of diluted shares outstanding	42,603,236	45,586,087	48,910,946	54,448,065	67,174,163
Accounts receivable	56,510	30,840	31,519	28,708	25,950
Merchandise inventories	1,374,481	1,345,321	1,294,581	1,304,124	1,290,147
Property and equipment, net	2,029,171	2,134,200	2,287,015	2,440,266	2,595,514
Total assets	4,170,071	4,050,739	4,048,744	4,306,137	4,374,166
Long-term debt	614,785	614,785	614,785	614,785	697,246
Capital lease obligations	5,919	6,759	7,524	9,153	11,383
Other liabilities	250,455	228,439	233,492	245,218	205,916
Deferred income taxes	194,319	230,248	255,652	314,598	341,689
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	2,019,270	1,992,197	1,970,175	2,052,019	2,086,720
Number of stores
Opened	2	—	—	—	2
Closed	1	6	2	4	3
Total—end of year	297	296	302	304	308
___________________________________

*	Fiscal 2012 contains 53 weeks.

The items below are included in the Selected Financial Data.
2014
A $5.9 million pretax gain ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.
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
Dillard's, Inc. operates 297 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2014 and 2013 reporting periods presented and discussed below ended January 31, 2015 and February 1, 2014, respectively, and each contained 52 weeks. The fiscal 2012 reporting period presented and discussed below ended February 2, 2013 and contained 53 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended January 31, 2015, February 1, 2014 and February 2, 2013.

EXECUTIVE OVERVIEW
Fiscal 2014
Comparable retail sales increased 1% over last year, and gross profit from retail operations improved 35 basis points as a result of slightly higher initial markups. Despite a 14 basis point increase in selling, general and administrative expenses, primarily in selling payroll, net income rose to $331.9 million during fiscal 2014 from $323.7 million in the prior year. This stronger net income combined with an increase of operating cash flow of $109.8 million helped enable us to repurchase $290.4 million, or 2.8 million shares, of our Class A Common Stock during the year, resulting in earnings per share of $7.79 for fiscal 2014, a 9.7% increase from $7.10 per share for the prior year.
Included in net income for fiscal 2014 is a $5.9 million pretax gain ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.
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
As of January 31, 2015, we had working capital of $1,003.1 million (including cash and cash equivalents of $403.8 million) and $814.8 million of total debt outstanding, excluding capital lease obligations, with no scheduled maturities until late fiscal 2017. We operated 297 total stores as of January 31, 2015, an increase of one store from the end of fiscal 2013.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2014	Fiscal 2013		Fiscal 2012
Net sales (in millions)	$6,621.1	$6,531.6		$6,593.2
Gross profit (in millions)	$2,348.4	$2,307.9		$2,346.1
Gross profit as a percentage of net sales	35.5%	35.3%		35.6%
Retail gross profit as a percentage of net sales	36.1%	35.7%		36.1%
Selling, general and administrative expenses as a percentage of net sales	25.1%	25.0%		25.4%
Cash flow from operations (in millions)	$611.6	$501.8		$522.7
Total retail store count at end of period	297	296		302
Retail sales per square foot	$131	$130		$129
Retail stores sales trend	1%	1%	(1)	3%	(2)
Comparable retail store sales trend	1%	1%	(1)	4%	(2)
Comparable retail store inventory trend	2%	5%		(1)%
Retail merchandise inventory turnover	2.8	2.8		2.9
___________________________________
(1)    Based upon the 52 weeks ended February 1, 2014 and 52 weeks ended February 2, 2013
(2)    Based upon the 52 weeks ended February 2, 2013 and 52 weeks ended February 4, 2012
Trends and Uncertainties
Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

•
Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.

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

2015 Guidance
A summary of estimates on key financial measures for fiscal 2015 is shown below.

(in millions of dollars)	Fiscal 2015 Estimated	Fiscal 2014 Actual
Depreciation and amortization	$250	$251
Rentals	25	27
Interest and debt expense, net	61	61
Capital expenditures	160	152
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
Service charges and other income.    Service charges and other income include income generated through the Wells Fargo Alliance and former Synchrony Alliance. Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.
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
Gain on disposal of assets.    Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment and the net gain or loss on the sale or disposal of investments.
Asset impairment and store closing charges.    Asset impairment and store closing charges consist of (a) write-downs to fair value of under-performing or held for sale properties and of cost method investments and (b) exit costs associated with the closure of certain stores. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.
Income on and equity in losses of joint ventures.    Income on and equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as the distribution of excess cash from a mall joint venture.

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
Merchandise inventory.    Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 31, 2015 and February 1, 2014, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2014, 2013 or 2012. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $10 million for fiscal 2014.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $5.0 million and $5.7 million as of January 31, 2015 and February 1, 2014, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2014, 2013 and 2012.
The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $112 million, $113 million and $107 million from the alliances in fiscal 2014, 2013 and 2012, respectively. The Company participates in the marketing of the private label credit cards and accepts payments on the private label credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo.
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
Amounts of margin maintenance allowances are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable. All such merchandise margin maintenance allowances are recognized as a reduction of cost purchases. Under the retail inventory method, a portion of these allowances reduces cost of goods sold and a portion reduces the carrying value of merchandise inventory.
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 31, 2015 and February 1, 2014, insurance accruals of $45.9 million and $47.5 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2014 and 2013, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.0 million for fiscal 2014.
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
The total amount of unrecognized tax benefits as of January 31, 2015 and February 1, 2014 was $4.8 million and $6.5 million, respectively, of which $2.6 million and $4.1 million, respectively, would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
During fiscal 2014, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s federal income tax returns for the fiscal tax years 2011 and 2012, with no material changes in these tax years as a result of such examination. The tax years that remain subject to examination for major state tax jurisdictions are fiscal tax years 2011 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 3.5% as of January 31, 2015 from 4.4% as of

February 1, 2014. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $197 million is appropriately stated as of January 31, 2015; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $14.6 million. The Company expects to make a contribution to the pension plan of approximately $4.5 million in fiscal 2015. The Company expects pension expense to be approximately $14.4 million in fiscal 2015 with a liability of $206.8 million at January 30, 2016.

RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 31, 2015		February 1, 2014		February 2, 2013
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,621,054	100.0%	$6,531,647	100.0%	$6,593,169	100.0%
Service charges and other income	159,075	2.4	160,130	2.5	158,426	2.4
	6,780,129	102.4	6,691,777	102.5	6,751,595	102.4
Cost of sales	4,272,605	64.5	4,223,715	64.7	4,247,108	64.4
Selling, general and administrative expenses	1,663,859	25.1	1,632,036	25.0	1,671,526	25.4
Depreciation and amortization	250,683	3.8	255,490	3.9	259,621	3.9
Rentals	26,977	0.4	26,833	0.4	34,838	0.5
Interest and debt expense, net	61,306	0.9	64,505	1.0	69,596	1.1
Gain on disposal of assets	(6,069)	(0.1)	(12,379)	(0.2)	(12,435)	(0.2)
Asset impairment and store closing charges	—	—	5,353	0.1	1,591	—
Income before income taxes and income on and equity in losses of joint ventures	510,768	7.7	496,224	7.6	479,750	7.3
Income taxes	179,480	2.7	173,400	2.7	145,060	2.2
Income on and equity in losses of joint ventures	565	—	847	—	1,272	—
Net income	$331,853	5.0%	$323,671	5.0%	$335,962	5.1%

Sales

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales:
Retail operations segment	$6,490,387	$6,439,304	$6,489,366
Construction segment	130,667	92,343	103,803
Total net sales	$6,621,054	$6,531,647	$6,593,169
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2014 - 2013	Fiscal 2013 - 2012 (1)
Retail operations segment
Cosmetics	(0.3)%	(2.0)%
Ladies' apparel	2.2	(0.9)
Ladies' accessories and lingerie	0.8	5.8
Juniors' and children's apparel	3.9	1.4
Men's apparel and accessories	1.6	0.2
Shoes	0.8	2.5
Home and furniture	(9.9)	(5.3)
Construction segment	41.5	(11.0)
___________________________________

(1)	Retail operations sales trends are based upon the 52 weeks ended February 1, 2014 and 52 weeks ended February 2, 2013
2014 Compared to 2013
Net sales from the retail operations segment increased $51.1 million or 1% during fiscal 2014 as compared to fiscal 2013. During fiscal 2014 as compared to fiscal 2013, total sales and sales in comparable stores increased 1%. During fiscal 2014, sales of juniors' and children's apparel, ladies' apparel and men's apparel and accessories increased moderately over the prior year. Sales of shoes and ladies' accessories and lingerie increased slightly over last year while sales of cosmetics remained essentially flat. Sales of home and furniture declined significantly from last year.
The number of sales transactions during fiscal 2014 decreased 2% over fiscal 2013 while the average dollars per sales transaction increased 3%.
Net sales from the construction segment increased $38.3 million or 42% during fiscal 2014 as compared to fiscal 2013 due to an increase in construction projects. The backlog of awarded construction contracts at January 31, 2015 totaled $304.0 million, increasing approximately 55% from February 1, 2014.
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

Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2014, 2013 and 2012 was 21.6%, 21.5% and 21.9% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012	2014 - 2013	2013 - 2012	2014 - 2013	2013 - 2012
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$111.6	$113.1	$107.1	$(1.5)	$6.0	(1.3)%	5.6%
Leased department income	8.7	9.2	10.8	(0.5)	(1.6)	(5.4)	(14.8)
Shipping and handling income	22.3	20.3	19.1	2.0	1.2	9.9	6.3
Other	15.6	17.2	21.3	(1.6)	(4.1)	(9.3)	(19.2)
	158.2	159.8	158.3	(1.6)	1.5	(1.0)	0.9
Construction segment	0.9	0.3	0.1	0.6	0.2	200.0	200.0
Total	$159.1	$160.1	$158.4	$(1.0)	$1.7	(0.6)%	1.1%
2014 Compared to 2013
Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased $1.5 million in fiscal 2014 compared to fiscal 2013 primarily due to increased credit losses and the discontinuation of a credit product previously offered by Synchrony partially offset by increases in finance charge income.
2013 Compared to 2012
Income from the former Synchrony Alliance increased $6.0 million in fiscal 2013 compared to fiscal 2012 primarily due to increases in finance charge income.

Gross Profit

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Gross profit:
Retail operations segment	$2,342,109	$2,301,271	$2,340,754
Construction segment	6,340	6,661	5,307
Total gross profit	$2,348,449	$2,307,932	$2,346,061
Gross profit as a percentage of segment net sales:
Retail operations segment	36.1%	35.7%	36.1%
Construction segment	4.9	7.2	5.1
Total gross profit as a percentage of net sales	35.5	35.3	35.6
2014 Compared to 2013
Gross profit improved 14 basis points of sales during fiscal 2014 compared to fiscal 2013. Gross profit from retail operations improved 35 basis points of sales during the same periods primarily due to increased initial markups. Inventory in comparable stores increased 2% as of January 31, 2015 compared to February 1, 2014.
During fiscal 2014, gross margin improved slightly in juniors' and children's apparel and ladies' apparel. Gross margin was essentially flat in all other product categories.

Gross profit from the construction segment declined $0.3 million (236 basis points of sales). The decline was due to lower fee percentages on new contracts.
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

Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
SG&A:
Retail operations segment	$1,658,994	$1,627,053	$1,666,798
Construction segment	4,865	4,983	4,728
Total SG&A	$1,663,859	$1,632,036	$1,671,526
SG&A as a percentage of segment net sales:
Retail operations segment	25.6%	25.3%	25.7%
Construction segment	3.7	5.4	4.6
Total SG&A as a percentage of net sales	25.1	25.0	25.4
2014 Compared to 2013
SG&A increased $31.8 million or 14 basis points of sales during fiscal 2014 compared to fiscal 2013. The increase was most noted in payroll and payroll related taxes ($34.1 million), primarily of selling payroll as the Company focused on increasing pay for selling associates, partially offset by reduced advertising expenditures ($9.0 million).
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

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Depreciation and amortization:
Retail operations segment	$250,371	$255,240	$259,414
Construction segment	312	250	207
Total depreciation and amortization	$250,683	$255,490	$259,621
2014 Compared to 2013
Depreciation and amortization expense decreased $4.8 million during fiscal 2014 compared to fiscal 2013, primarily due to the timing and composition of capital expenditures.
2013 Compared to 2012
Depreciation and amortization expense decreased $4.1 million during fiscal 2013 compared to fiscal 2012, primarily as a result of reduced capital expenditures.

Rentals

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Rentals:
Retail operations segment	$26,912	$26,787	$34,787
Construction segment	65	46	51
Total rentals	$26,977	$26,833	$34,838
2013 Compared to 2012
Rental expense declined $8.0 million or 23.0% in fiscal 2013 compared to fiscal 2012 primarily due to a reduction in the amount of equipment leased by the Company.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest and debt expense (income), net:
Retail operations segment	$61,352	$64,572	$69,719
Construction segment	(46)	(67)	(123)
Total interest and debt expense, net	$61,306	$64,505	$69,596
2014 Compared to 2013
Net interest and debt expense declined $3.2 million in fiscal 2014 compared to fiscal 2013 primarily due to an increase in capitalized interest and lower average debt levels. Total weighted average debt outstanding during fiscal 2014 decreased approximately $32.5 million compared to fiscal 2013.
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

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
(Gain) loss on disposal of assets:
Retail operations segment	$(6,068)	$(12,376)	$(12,434)
Construction segment	(1)	(3)	(1)
Total gain on disposal of assets	$(6,069)	$(12,379)	$(12,435)
Fiscal 2014
During fiscal 2014, the Company received proceeds of $14.5 million from the sales of a retail store location in Longmont, Colorado, that was held for sale due to eminent domain, and an operating store location in Sarasota, Florida, resulting in a gain of $6.3 million that was recorded in gain on disposal of assets.
During fiscal 2014, the Company also received a final distribution of $1.1 million from its investment in a property located in Toledo, Ohio, resulting in a loss of $0.3 million that was recorded in gain on disposal of assets.
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

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Asset impairment and store closing charges:
Retail operations segment	$—	$5,353	$1,591
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$5,353	$1,591
Fiscal 2013
Asset impairment and store closing charges for fiscal 2013 consisted of the write-down of certain cost method investments.
Fiscal 2012
Asset impairment and store closing charges for fiscal 2012 consisted of the write-down of a property held for sale and of an operating property, both of which the Company had contracted to sell.

Income Taxes
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was 35.1% in fiscal 2014, 34.9% in fiscal 2013, and 30.2% in fiscal 2012. The Company expects the fiscal 2015 federal and state effective income tax rate to approximate 35%.
Fiscal 2014
During fiscal 2014, income taxes included the recognition of tax benefits of approximately $2.8 million related to federal tax credits and $1.4 million due to net decreases in unrecognized tax benefits, interest and penalties. These tax benefits were partially offset by tax expense of approximately $1.5 million due to net increases in valuation allowances related to state net operating loss carryforwards. In addition, during fiscal 2014, the IRS concluded its examination of the Company's federal income tax returns for fiscal tax years 2011 and 2012, with no material changes in these tax years as a result of such examination.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company's current non-operating priorities for its use of cash are stock repurchases, strategic investments to enhance the value of existing properties and dividend payments to stockholders.
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012	2014 - 2013	2013 - 2012
Operating Activities	$611,589	$501,757	$522,703	21.9%	(4.0)%
Investing Activities	(143,412)	(76,628)	(105,709)	(87.2)	27.5
Financing Activities	(301,559)	(312,055)	(517,206)	3.4	39.7
Total Cash Provided (Used)	$166,618	$113,074	$(100,212)
Operating Activities
The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 95.7% and 96.2% of total revenues in fiscal 2014 and 2013, respectively.
Operating cash inflows also include revenue and reimbursements from the Wells Fargo Alliance and former Synchrony Alliance and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
The Wells Fargo Alliance provides for certain payments to be made by Wells Fargo to the Company, including the Company's share of revenues under this alliance. The Company received income of approximately $112 million and $113 million from the Wells Fargo Alliance and former Synchrony Alliance in fiscal 2014 and 2013, respectively. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on the Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo's ability to extend credit to our customers as well as the cost of customer rewards programs. The Alliance expires in fiscal 2024.
Net cash flows from operations increased $109.8 million during fiscal 2014 compared to fiscal 2013. This improvement was primarily attributable to an increase of $129.2 million related to changes in working capital items, primarily of increases in trade accounts payable and accrued expenses.
Investing Activities
Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.
Capital expenditures increased $57.0 million for fiscal 2014 compared to fiscal 2013. The fiscal 2014 expenditures of $151.9 million were primarily for the remodeling of existing stores and for the construction of our two new stores: The Shops at Summerlin in Las Vegas, Nevada (200,000 square feet) and The Mall at University Town Center in Sarasota, Florida (180,000 square feet), both of which opened during the third quarter of fiscal 2014.
Capital expenditures for fiscal 2015 are expected to be approximately $160 million. These expenditures are primarily for the construction and remodeling of stores. We have begun construction of the following new locations:

Center	City	Square Feet		Projected 2015 Opening
Fashion Place	Murray, Utah	200,000	*	August
Fremaux Town Center	Slidell, Louisiana	126,000		October
Liberty Center	Cincinnati, Ohio	155,000		October
* replacement store
During fiscal 2014, we closed our Southgate Mall location in Sarasota, Florida (90,000 square feet).
During fiscal 2014, 2013 and 2012, we received proceeds from the sale of property and equipment of $14.8 million, $2.5 million and $30.9 million, respectively, and recorded related gains of $6.4 million, $0.6 million and $12.4 million, respectively. At January 31, 2015, $7.3 million of the fiscal 2014 proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Consolidated Statements of Cash Flows.
During fiscal 2014, the Company received a final distribution of $1.1 million from its investment in a property located in Toledo, Ohio, resulting in a loss of $0.3 million that was recorded in gain on disposal of assets.
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
Cash used in financing activities decreased to $301.6 million in fiscal 2014 from $312.1 million in fiscal 2013. This increase in cash flow of $10.5 million was primarily due to a reduction in treasury stock purchases.
Stock Repurchase.    In November 2014, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("November 2014 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the "Exchange Act") or through privately negotiated transactions. The November 2014 Stock Plan has no expiration date. As of January 31, 2015, $500.0 million of authorization remained under the November 2014 Stock Plan.
In November 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("November 2013 Stock Plan"). During fiscal 2014, the

Company repurchased 2.3 million shares for $250.0 million at an average price of $107.44 per share, which completed the authorization under the November 2013 Stock Plan.
In March 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("March 2013 Stock Plan"). During fiscal 2013, the Company repurchased 2.7 million shares for $209.6 million at an average price of $77.93 per share. During fiscal 2014, the Company repurchased 0.5 million shares for $40.4 million at an average price of $89.04 per share, which completed the authorization under the March 2013 Stock Plan.
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
Revolving Credit Agreement.    At January 31, 2015, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with J. P. Morgan Securities LLC ("JPMorgan") and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires July 1, 2018.
Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.5% (1.67% at January 31, 2015) subject to certain availability thresholds as defined in the credit agreement.
Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $932.2 million at January 31, 2015. No borrowings were outstanding at January 31, 2015. Letters of credit totaling $28.1 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $904 million at January 31, 2015. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $13.1 million and $45.5 million during fiscal 2014 and 2013, respectively.
Peak borrowings under the credit facility were approximately $140 million during fiscal 2014. The Company expects peak borrowings to remain below that level during fiscal 2015.
Long-term Debt.    At January 31, 2015, the Company had $614.8 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 6.625% to 7.875% with due dates from fiscal 2017 through fiscal 2028.
During fiscal 2014, the Company reduced its net level of outstanding debt and capital leases by $0.8 million compared to a reduction of $1.7 million in fiscal 2013. No debt matured during fiscal 2014 or 2013.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2015	$—
2016	—
2017	87.2
2018	161.0
2019	—
Subordinated Debentures.    As of January 31, 2015, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

Fiscal 2015 Outlook
During fiscal 2015, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; high levels of unemployment in various sectors; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these factors. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$614,785	$—	$87,201	$160,959	$366,625
Interest on long-term debt	387,904	44,507	89,553	60,198	193,646
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	352,685	14,959	30,205	29,918	277,603
Capital lease obligations, including interest	8,943	1,428	2,856	2,856	1,803
Benefit plan participant payments	200,245	5,050	11,516	13,231	170,448
Purchase obligations(1)	1,301,925	1,301,925	—	—	—
Operating leases(2)	64,890	23,064	28,223	11,070	2,533
Total contractual cash obligations(3)(4)	$3,131,377	$1,390,933	$249,554	$278,232	$1,212,658
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,292.0 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 23% of minimum lease obligations in fiscal 2014.

(3)
The total liability for unrecognized tax benefits is $4.4 million, including tax, penalty, and interest (refer to Note 6 to the consolidated financial statements). The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $28.6 million and gift card liabilities of $15.3 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	27,575	24,575	3,000	—	—
Import letters of credit	513	513	—	—	—
Total commercial commitments	$28,088	$25,088	$3,000	$—	$—
___________________________________

(1)
Availability under the credit facility is limited to 90% of the inventory of certain Company subsidiaries (approximately $932 million at January 31, 2015). At January 31, 2015, letters of credit totaling $28.1 million were issued under the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to the accompanying consolidated financial statements.

FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including statements regarding management's expectations and forecasts for fiscal 2015. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption "Item 1A, Risk Factors" in this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

(in thousands of dollars) Expected Maturity Date (fiscal year)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$87,201	$160,959	$—	$366,625	$614,785	$678,093
Average fixed interest rate	—	—	6.6%	7.1%	—%	7.5%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$207,280
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $1.0 billion revolving credit facility. Outstanding balances under this facility bear interest at a variable rate based on JPMorgan's Base Rate or LIBOR plus 1.5%. The Company had weighted average borrowings of $13.1 million during fiscal 2014. Based on the average amount outstanding during fiscal 2014, a 100 basis point change in interest rates would result in an approximate $0.1 million annual change to interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements of the Company and notes thereto are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company has established and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company's management, with the participation of our Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this annual report, and based on that evaluation, the Company's Principal Executive Officer and Co-Principal Financial Officers have concluded that these disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of January 31, 2015.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of January 31, 2015. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company will promptly disclose to its stockholders that a waiver has been granted on the Company's website. The current version of the Code of Conduct is available free of charge on the Company's website, www.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company's principal executive offices set forth above.
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2014 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,811,295
Total	—	$—	8,811,295
___________________________________

*	Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

•	1990 Incentive and Nonqualified Stock Option Plan

•	1998 Incentive and Nonqualified Stock Option Plan

•	2000 Incentive and Nonqualified Stock Option Plan

•	Dillard's, Inc. Stock Bonus Plan

•	Dillard's, Inc. Stock Purchase Plan

•	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan
There are no non-stockholder approved plans. Balances presented in the table above are as of January 31, 2015.

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

Dillard's, Inc. Registrant
/s/ CHRIS B. JOHNSON
Chris B. Johnson
Principal Vice President and Co-Principal Financial Officer

/s/ PHILLIP R. WATTS
Phillip R. Watts
Principal Vice President, Co-Principal Financial Officer and Principal Accounting Officer
Date: March 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ WILLIAM DILLARD, II	/s/ CHRIS B. JOHNSON
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Chris B. Johnson Principal Vice President and Co-Principal Financial Officer

/s/ ALEX DILLARD	/s/ PHILLIP R. WATTS
Alex Dillard President and Director	Phillip R. Watts Principal Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ MIKE DILLARD	/s/ DRUE MATHENY
Mike Dillard Executive Vice President and Director	Drue Matheny Executive Vice President and Director

/s/ ROBERT C. CONNOR	/s/ JAMES I. FREEMAN
Robert C. Connor Director	James I. Freeman Director

/s/ H. LEE HASTINGS	/s/ FRANK R. MORI
H. Lee Hastings Director	Frank R. Mori Director

/s/ REYNIE RUTLEDGE	/s/ WARREN A. STEPHENS
Reynie Rutledge Director	Warren A. Stephens Director

/s/ J. C. WATTS, JR.	/s/ NICK WHITE
J. C. Watts, Jr. Director	Nick White Director

Date: March 25, 2015

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended January 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard’s, Inc.:
We have audited Dillard’s, Inc.’s (the Company) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dillard’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dillard’s, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015, and our report dated March 24, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard's, Inc.:
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dillard’s, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 24, 2015

Consolidated Balance Sheets
Dollars in Thousands

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$403,752	$237,134
Restricted cash	7,346	—
Accounts receivable	56,510	30,840
Merchandise inventories	1,374,481	1,345,321
Other current assets	46,353	46,861
Total current assets	1,888,442	1,660,156
Property and equipment:
Land and land improvements	67,918	68,289
Buildings and leasehold improvements	3,083,734	3,061,446
Furniture, fixtures and equipment	1,183,045	1,244,671
Buildings under construction	21,867	1,947
Buildings and equipment under capital leases	14,555	18,522
Less accumulated depreciation and amortization	(2,341,948)	(2,260,675)
	2,029,171	2,134,200
Other assets	252,458	256,383
Total assets	$4,170,071	$4,050,739
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$730,422	$640,336
Current portion of long-term debt	—	—
Current portion of capital lease obligations	840	784
Federal and state income taxes including current deferred taxes	154,061	137,191
Total current liabilities	885,323	778,311
Long-term debt	614,785	614,785
Capital lease obligations	5,919	6,759
Other liabilities	250,455	228,439
Deferred income taxes	194,319	230,248
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A—119,731,790 and 119,706,926 shares issued; 37,181,368 and 39,937,247 shares outstanding	1,197	1,197
Common stock, Class B (convertible)—4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	937,993	935,208
Accumulated other comprehensive loss	(31,029)	(24,074)
Retained earnings	3,734,891	3,413,240
Less treasury stock, at cost, Class A—82,550,422 and 79,769,679 shares	(2,623,822)	(2,333,414)
Total stockholders' equity	2,019,270	1,992,197
Total liabilities and stockholders' equity	$4,170,071	$4,050,739
See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Per Share Data

	Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$6,621,054	$6,531,647	$6,593,169
Service charges and other income	159,075	160,130	158,426
	6,780,129	6,691,777	6,751,595
Cost of sales	4,272,605	4,223,715	4,247,108
Selling, general and administrative expenses	1,663,859	1,632,036	1,671,526
Depreciation and amortization	250,683	255,490	259,621
Rentals	26,977	26,833	34,838
Interest and debt expense, net	61,306	64,505	69,596
Gain on disposal of assets	(6,069)	(12,379)	(12,435)
Asset impairment and store closing charges	—	5,353	1,591
Income before income taxes and income on and equity in losses of joint ventures	510,768	496,224	479,750
Income taxes	179,480	173,400	145,060
Income on and equity in losses of joint ventures	565	847	1,272
Net income	$331,853	$323,671	$335,962
Earnings per common share:
Basic	$7.79	$7.10	$6.98
Diluted	7.79	7.10	6.87
   See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$331,853	$323,671	$335,962
Other comprehensive (loss) income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $(4,235), $4,452 and $2,640)	(6,955)	7,201	7,759
Comprehensive income	$324,898	$330,872	$343,721
   See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 28, 2012	$1,185	$40	$828,796	$(39,034)	$3,107,344	$(1,846,312)	$2,052,019
Net income	—	—	—	—	335,962	—	335,962
Other comprehensive income	—	—	—	7,759	—	—	7,759
Issuance of 2,315,767 shares under stock option and stock bonus plans	23	—	112,475	—	—	—	112,498
Purchase and retirement of 1,169,218 shares under stock option plan	(11)	—	(8,776)	—	(93,896)	—	(102,683)
Purchase of 2,818,844 shares of treasury stock	—	—	—	—	—	(185,536)	(185,536)
Cash dividends declared:
Common stock, $5.20 per share	—	—	—	—	(249,844)	—	(249,844)
Balance, February 2, 2013	1,197	40	932,495	(31,275)	3,099,566	(2,031,848)	1,970,175
Net income	—	—	—	—	323,671	—	323,671
Other comprehensive income	—	—	—	7,201	—	—	7,201
Issuance of 30,452 shares under stock bonus plans	—	—	2,713	—	—	—	2,713
Purchase of 3,851,516 shares of treasury stock	—	—	—	—	—	(301,566)	(301,566)
Cash dividends declared:
Common stock, $0.22 per share	—	—	—	—	(9,997)	—	(9,997)
Balance, February 1, 2014	1,197	40	935,208	(24,074)	3,413,240	(2,333,414)	1,992,197
Net income	—	—	—	—	331,853	—	331,853
Other comprehensive loss	—	—	—	(6,955)	—	—	(6,955)
Issuance of 24,864 shares under stock bonus plans	—	—	2,785	—	—	—	2,785
Purchase of 2,780,743 shares of treasury stock	—	—	—	—	—	(290,408)	(290,408)
Cash dividends declared:
Common stock, $0.24 per share	—	—	—	—	(10,202)	—	(10,202)
Balance, January 31, 2015	$1,197	$40	$937,993	$(31,029)	$3,734,891	$(2,623,822)	$2,019,270
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Operating activities:
Net income	$331,853	$323,671	$335,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	252,334	257,237	261,572
Deferred income taxes	(30,927)	(7,329)	(61,093)
Gain on disposal of assets	(6,069)	(12,379)	(12,435)
Asset impairment and store closing charges	—	5,353	1,591
Excess tax benefits from share-based compensation	—	—	(49,949)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25,670)	679	(2,811)
(Increase) decrease in merchandise inventories	(29,160)	(50,740)	9,543
Decrease (increase) in other current assets	1,406	(4,272)	(7,195)
Decrease in other assets	1,031	3,810	7,923
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	104,923	(21,752)	11,472
Increase in income taxes payable	11,868	7,479	28,123
Net cash provided by operating activities	611,589	501,757	522,703
Investing activities:
Purchase of property and equipment	(151,888)	(94,923)	(136,632)
Proceeds from disposal of assets	14,767	18,295	30,923
Increase in restricted cash	(7,346)	—	—
Distribution from joint venture	1,055	—	—
Net cash used in investing activities	(143,412)	(76,628)	(105,709)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(784)	(1,691)	(79,020)
Cash dividends paid	(10,367)	(7,361)	(252,341)
Purchase of treasury stock	(290,408)	(301,566)	(185,536)
Proceeds from issuance of common stock	—	—	6,315
Excess tax benefits from share-based compensation	—	—	49,949
Issuance cost of line of credit	—	(1,437)	(5,375)
Purchase and retirement of common stock	—	—	(51,198)
Net cash used in financing activities	(301,559)	(312,055)	(517,206)
Increase (decrease) in cash and cash equivalents	166,618	113,074	(100,212)
Cash and cash equivalents, beginning of year	237,134	124,060	224,272
Cash and cash equivalents, end of year	$403,752	$237,134	$124,060
Non-cash transactions:
Accrued capital expenditures	$12,051	$9,775	$—
Stock awards	2,785	2,713	4,764
 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the Southeastern, Southwestern and Midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2014 and 2013 ended on January 31, 2015 and February 1, 2014, respectively, and each included 52 weeks. Fiscal year 2012 ended on February 2, 2013 and included 53 weeks.
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
Restricted Cash—Restricted cash consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable—Accounts receivable primarily consists of construction receivables of CDI and the monthly settlement with Wells Fargo for Dillard's share of revenue from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.
Merchandise Inventories—Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 31, 2015 and February 1, 2014, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2014, 2013 or 2012. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.
Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2014 was $1.7 million and was immaterial during fiscal 2013 and 2012. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of January 31, 2015 are assets held for sale in the amount of $6.2 million. During fiscal 2014, 2013 and 2012, the Company realized gains on the disposal of property and equipment of $6.4 million, $0.6 million and $12.4 million, respectively.
Depreciation expense on property and equipment was $251 million, $255 million and $260 million for fiscal 2014, 2013 and 2012, respectively.
Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate, after recognizing the impairment charges recorded in fiscal 2014, 2013 and 2012, as disclosed in Note 14, if any.
Other Assets—Other assets include investments accounted for by the equity and cost methods. These investments originally consisted of a shopping mall located in Bonita Springs, Florida; one property located in Toledo, Ohio; and an investment in Acumen Brands ("Acumen"), an eCommerce company based in Fayetteville, Arkansas.
During fiscal 2013, the Company recorded a pretax asset impairment charge of $3.6 million for the write-down of its investment in the Toledo, Ohio property. During fiscal 2014, the Company received a final distribution from this investment of $1.1 million, resulting in a loss of $0.3 million that was recorded in gain on disposal of assets.
During fiscal 2013, the Company received proceeds of $15.7 million from the sale of its investment in Acumen, resulting in a gain of $11.7 million that was recorded in gain on disposal of assets.
At January 31, 2015 and February 1, 2014, other assets also included the deferred charge related to the REIT Transaction of $191.8 million and $197.4 million, respectively.
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
Synchrony Financial ("Synchrony"; formerly GE Consumer Finance ) owned and managed Dillard's private label credit cards under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following the scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label credit card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance is included as a component of service charges and other income. The Company received income of approximately $112 million, $113 million and $107 million from the alliances in fiscal 2014, 2013 and 2012, respectively. The Company participates in the marketing of the private label cards and accepts payments on the private label cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to Wells Fargo. Amounts received for providing these services are included in the amounts disclosed above.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 31, 2015 and February 1, 2014, gift card liabilities of $60.2 million and $57.9 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $56 million, $65 million and $77 million, net of cooperative advertising reimbursements of $31.6 million, $34.1 million and $33.5 million for fiscal years 2014, 2013 and 2012, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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
Income on and Equity in Losses of Joint Ventures—Income on and equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as distributions of excess cash from a mall joint venture.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2014.

New Accounting Pronouncements
Presentation of Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The adoption of this guidance had no impact on the Company's consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Retail operations segment:
Cosmetics	14%	15%	15%
Ladies' apparel	22	22	22
Ladies' accessories and lingerie	16	16	15
Juniors' and children's apparel	9	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	5	5
	98	99	98
Construction segment	2	1	2
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2014 Construction	Consolidated
Net sales from external customers	$6,490,387	$130,667	$6,621,054
Gross profit	2,342,109	6,340	2,348,449
Depreciation and amortization	250,371	312	250,683
Interest and debt expense (income), net	61,352	(46)	61,306
Income before income taxes and income on and equity in losses of joint ventures	508,730	2,038	510,768
Income on and equity in losses of joint ventures	565	—	565
Total assets	4,111,744	58,327	4,170,071

(in thousands of dollars)	Retail Operations	Fiscal 2013 Construction	Consolidated
Net sales from external customers	$6,439,304	$92,343	$6,531,647
Gross profit	2,301,271	6,661	2,307,932
Depreciation and amortization	255,240	250	255,490
Interest and debt expense (income), net	64,572	(67)	64,505
Income before income taxes and income on and equity in losses of joint ventures	494,452	1,772	496,224
Income on and equity in losses of joint ventures	847	—	847
Total assets	4,011,771	38,968	4,050,739

(in thousands of dollars)	Retail Operations	Fiscal 2012 Construction	Consolidated
Net sales from external customers	$6,489,366	$103,803	$6,593,169
Gross profit	2,340,754	5,307	2,346,061
Depreciation and amortization	259,414	207	259,621
Interest and debt expense (income), net	69,719	(123)	69,596
Income before income taxes and income on and equity in losses of joint ventures	479,181	569	479,750
Income on and equity in losses of joint ventures	1,272	—	1,272
Total assets	4,011,835	36,909	4,048,744
Intersegment construction revenues of $82.5 million, $35.0 million and $32.4 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2014, 2013 and 2012, respectively.
3. Revolving Credit Agreement
At January 31, 2015, the Company maintained a $1.0 billion revolving credit facility ("credit agreement") with J. P. Morgan Securities LLC ("JPMorgan") and Wells Fargo Capital Finance, LLC as the agents for various banks, secured by the inventory of Dillard's, Inc. operating subsidiaries. The credit agreement expires July 1, 2018. Borrowings under the credit agreement accrue interest at either JPMorgan's Base Rate or LIBOR plus 1.5% (1.67% at January 31, 2015) subject to certain availability thresholds as defined in the credit agreement.
Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $932.2 million at January 31, 2015. No borrowings were outstanding at January 31, 2015. Letters of credit totaling $28.1 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $904 million at January 31, 2015. No borrowings were outstanding as of February 1, 2014. There are no financial covenant requirements under the credit agreement provided that availability for borrowings and letters of credit exceeds $100 million. The Company pays an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit. The Company had weighted-average borrowings of $13.1 million and $45.5 million during fiscal 2014 and 2013, respectively.
4. Long-Term Debt
Long-term debt of $614.8 million was outstanding at January 31, 2015 and February 1, 2014. This debt consisted of unsecured notes, bearing interest rates ranging from 6.63% to 7.88% and maturing during fiscal 2017 through fiscal 2028. There are no financial covenants under any of the debt agreements.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2015	$—
2016	—
2017	87.2
2018	161.0
2019	—
Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Long-term debt:
Interest	$57,739	$59,462	$64,505
Amortization of debt expense	1,438	1,641	1,845
	59,177	61,103	66,350
Interest on capital lease obligations	644	796	961
Revolving credit facility expenses	2,719	3,628	3,702
Investment interest income	(1,234)	(1,022)	(1,417)
	$61,306	$64,505	$69,596
Interest paid during fiscal 2014, 2013 and 2012 was approximately $62.9 million, $54.7 million and $79.0 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 31, 2015	February 1, 2014
Trade accounts payable	$530,809	$464,870
Accrued expenses:
Taxes, other than income	61,341	49,216
Salaries, wages and employee benefits	66,672	57,165
Liability to customers	44,885	42,560
Interest	13,486	13,649
Rent	3,934	3,814
Other	9,295	9,062
	$730,422	$640,336

6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Current:
Federal	$206,387	$176,291	$205,019
State	4,020	4,438	1,134
	210,407	180,729	206,153
Deferred:
Federal	(32,051)	(8,990)	(60,616)
State	1,124	1,661	(477)
	(30,927)	(7,329)	(61,093)
	$179,480	$173,400	$145,060
A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Income tax at the statutory federal rate (inclusive of income on and equity in losses of joint ventures)	$178,967	$173,975	$168,358
State income taxes, net of federal benefit (inclusive of income on and equity in losses of joint ventures)	4,426	8,013	5,375
Net changes in unrecognized tax benefits, interest and penalties /reserves	(1,386)	(481)	(1,766)
Tax benefit of federal credits	(2,810)	(3,037)	(2,759)
Changes in cash surrender value of life insurance policies	(731)	(986)	(1,160)
Changes in valuation allowance	1,485	(5,501)	(1,027)
Tax benefit of dividends paid to ESOP	(802)	(581)	(19,728)
Other	331	1,998	(2,233)
	$179,480	$173,400	$145,060

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 31, 2015 and February 1, 2014 are as follows:

(in thousands of dollars)	January 31, 2015	February 1, 2014
Property and equipment bases and depreciation differences	$265,764	$311,422
Prepaid expenses	58,998	51,083
Joint venture bases differences	14,351	13,407
Differences between book and tax bases of inventory	52,486	49,214
Other	3,599	3,539
Total deferred tax liabilities	395,198	428,665
Accruals not currently deductible	(90,192)	(81,383)
Net operating loss carryforwards	(77,774)	(82,262)
State income taxes	(1,320)	(1,751)
Other	(1,573)	(1,611)
Total deferred tax assets	(170,859)	(167,007)
Net operating loss valuation allowance	54,659	52,503
Net deferred tax assets	(116,200)	(114,504)
Net deferred tax liabilities	$278,998	$314,161
At January 31, 2015, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $77.8 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2015 and 2035. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $54.7 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.
Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 31, 2015	February 1, 2014
Net deferred tax liabilities—noncurrent	$194,319	$230,248
Net deferred tax liabilities—current	84,679	83,913
Net deferred tax liabilities	$278,998	$314,161
The total amount of unrecognized tax benefits as of January 31, 2015 and February 1, 2014 was $4.8 million and $6.5 million, respectively, of which $2.6 million and $4.1 million, respectively, would, if recognized, affect the effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Unrecognized tax benefits at beginning of period	$6,538	$5,432	$8,481
Gross increases—tax positions in prior period	55	967	—
Gross decreases—tax positions in prior period	(1,689)	(733)	(3,676)
Gross increases—current period tax positions	665	1,207	993
Settlements	(545)	(335)	—
Lapse of statutes of limitation	(218)	—	(366)
Unrecognized tax benefits at end of period	$4,806	$6,538	$5,432

During fiscal 2014, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal tax years 2011 and 2012, with no material changes in these tax years as a result of such examination. The tax years that remain subject to examination for major state tax jurisdictions are fiscal tax years 2011 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2014, 2013 and 2012 were approximately $189.7 million, $173.8 million and $179.3 million, respectively.
7. Subordinated Debentures
At January 31, 2015, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At January 31, 2015, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.
8. Benefit Plans
The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $17,500 ($23,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.
The Company incurred benefit plan expense of approximately $18 million, $18 million and $16 million for fiscal 2014, 2013 and 2012, respectively.
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

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 31, 2015	February 1, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$173,870	$175,534
Service cost	4,396	4,237
Interest cost	7,644	6,782
Actuarial loss (gain)	13,850	(1,214)
Benefits paid	(2,838)	(2,722)
Plan curtailment	—	(8,747)
Benefit obligation at end of year	$196,922	$173,870
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	2,838	2,722
Benefits paid	(2,838)	(2,722)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(196,922)	$(173,870)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(196,922)	$(173,870)
Net amount recognized	$(196,922)	$(173,870)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$50,153	$38,963
Prior service cost	—	—
Net amount recognized	$50,153	$38,963
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2015:
Net actuarial loss	$3,697
Prior service cost	—
Net amount recognized	$3,697

Accumulated benefit obligation at end of year	$(188,126)	$(167,632)
The accrued benefit liability is included in other liabilities.
The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 3.5% as of January 31, 2015 from 4.4% as of February 1, 2014. Weighted average assumptions are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Discount rate—net periodic pension cost	4.4%	4.1%	4.3%
Discount rate—benefit obligations	3.5%	4.4%	4.0%
Rate of compensation increases	3.0%	3.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Components of net periodic benefit costs:
Service cost	$4,396	$4,237	$3,267
Interest cost	7,644	6,782	7,294
Net actuarial loss	2,660	3,012	5,132
Amortization of prior service cost	—	96	626
Plan curtailment gain	—	(1,480)	—
Net periodic benefit costs	$14,700	$12,647	$16,319
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$11,190	$(4,225)	$(9,772)
Amortization of prior service cost	—	(96)	(626)
Total recognized in other comprehensive loss (income)	$11,190	$(4,321)	$(10,398)
Total recognized in net periodic benefit costs and other comprehensive loss or income	$25,890	$8,326	$5,921
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2015	$4,537	*
2016	4,803
2017	5,776
2018	6,173
2019	6,226
2020 - 2024	51,262
Total payments for next ten fiscal years	$78,777
___________________________________
* The estimated benefit payment for fiscal 2015 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2015.

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
November 2014 Stock Plan
In November 2014, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("November 2014 Stock Plan"). This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The November 2014 Stock Plan has no expiration date. As of January 31, 2015, $500.0 million of authorization remained under the November 2014 Stock Plan.
November 2013 Stock Plan
In November 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("November 2013 Stock Plan"). During fiscal 2014, the Company repurchased 2.3 million shares for $250.0 million at an average price of $107.44 per share, which completed the authorization under the November 2013 Stock Plan.
March 2013 Stock Plan
In March 2013, the Company's Board of Directors authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock under an open-ended plan ("March 2013 Stock Plan"). During fiscal 2013, the Company repurchased 2.7 million shares for $209.6 million at an average price of $77.93 per share. During fiscal 2014, the Company repurchased 0.5 million shares for $40.4 million at an average price of $89.04 per share, which completed the authorization under the March 2013 Stock Plan.
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

10. Accumulated Other Comprehensive Loss ("AOCL")

Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2014	Fiscal 2013
Defined benefit pension plan items
Amortization of prior service cost	$—	$96	(1)
Amortization of actuarial losses	2,660	3,012	(1)
Plan curtailment	—	7,331	(2)
	2,660	10,439	Total before tax
	1,017	3,988	Income tax expense
	$1,643	$6,451	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 8, Benefit Plans, for additional information.
(2)        The excess of the pension liability for the curtailed plan over the amount shown here is included in the computation of net periodic pension cost.  See Note 8, Benefit Plans, for additional information.

Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2014	Fiscal 2013
Beginning balance	$24,074	$31,275

Other comprehensive loss (income) before reclassifications	8,598	(750)
Amounts reclassified from AOCL	(1,643)	(6,451)
Net other comprehensive loss (income)	6,955	(7,201)

Ending balance	$31,029	$24,074

11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.
Earnings per common share has been computed as follows:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$331,853	$331,853	$323,671	$323,671	$335,962	$335,962
Average shares of common stock outstanding	42,603	42,603	45,586	45,586	48,125	48,125
Dilutive effect of stock-based compensation	—	—	—	—	—	786
Total average equivalent shares	42,603	42,603	45,586	45,586	48,125	48,911
Per share of common stock:
Net income	$7.79	$7.79	$7.10	$7.10	$6.98	$6.87
No stock options were outstanding at January 31, 2015, February 1, 2014 and February 2, 2013.
12. Stock-Based Compensation
The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company. Exercise and vesting terms for options granted under the plans are determined at each grant date. All options were granted at not less than fair market value at dates of grant. As of January 31, 2015, 7,547,451 shares were available for grant under the plans, and 7,547,451 shares of Class A Common Stock were reserved for issuance under the stock option plans. There were no stock options granted during fiscal 2014, 2013 and 2012, and no stock options were outstanding as of January 31, 2015 and February 1, 2014.
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
The intrinsic value of stock options exercised during fiscal 2012 was approximately $135.7 million.
13. Commitments and Contingencies
Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating leases:
Buildings:
Minimum rentals	$15,699	$15,767	$17,356
Contingent rentals	4,959	5,196	5,180
Equipment	6,319	5,870	12,302
	$26,977	$26,833	$34,838
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of January 31, 2015 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2015	$23,064	$1,428
2016	17,400	1,428
2017	10,823	1,428
2018	7,119	1,428
2019	3,951	1,428
After 2019	2,533	1,803
Total minimum lease payments	$64,890	8,943
Less amount representing interest		(2,184)
Present value of net minimum lease payments (of which $840 is currently payable)		$6,759
Renewal options from three to 25 years exist on the majority of leased properties.
At January 31, 2015, the Company is committed to incur costs of approximately $70 million to acquire, complete and furnish certain stores and equipment.
At January 31, 2015, letters of credit totaling $28.1 million were issued under the Company's $1.0 billion revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
14. Asset Impairment and Store Closing Charges
During fiscal 2014, no asset impairment and store closing charges were recorded.
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
The fair value of the Company's long-term debt and subordinated debentures is based on market prices.
The fair value of the Company's cash and cash equivalents, restricted cash and trade accounts receivable approximates their carrying values at January 31, 2015 and February 1, 2014 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 31, 2015 and February 1, 2014 were approximately $678 million and $667 million, respectively. The carrying value of the Company's long-term debt at January 31, 2015 and February 1, 2014 was approximately $615 million and $615 million, respectively. The fair value of the subordinated debentures at January 31, 2015 and February 1, 2014 was approximately $207 million and $204 million, respectively. The carrying value of the subordinated debentures at January 31, 2015 and February 1, 2014 was $200 million.
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

16. Quarterly Results of Operations (unaudited)

	Fiscal 2014, Three Months Ended
(in thousands of dollars, except per share data)	May 3	August 2	November 1	January 31
Net sales	$1,551,314	$1,474,484	$1,459,781	$2,135,475
Gross profit	612,090	498,215	535,338	702,806
Net income	111,683	34,449	55,231	130,490
Diluted earnings per share:
Net income	$2.56	$0.80	$1.30	$3.17

	Fiscal 2013, Three Months Ended
(in thousands of dollars, except per share data)	May 4	August 3	November 2	February 1
Net sales	$1,549,136	$1,479,852	$1,468,612	$2,034,047
Gross profit	611,351	503,030	531,205	662,346
Net income	117,210	36,491	50,868	119,102
Diluted earnings per share:
Net income	$2.50	$0.79	$1.13	$2.71
Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2014 and fiscal 2013 includes the following items:
First Quarter
2013

•	an $11.7 million pretax gain ($7.6 million after tax or $0.16 per share) related to the sale of an investment.

•
a $6.5 million pretax charge ($4.2 million after tax or $0.09 per share) for asset impairment and store closing charges related to the write-down of an operating property and certain cost method investments.

•	a $1.5 million pretax gain ($1.0 million after tax or $0.02 per share) related to a pension adjustment.
Third Quarter
2014

•	a $5.9 million pretax gain ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.
Fourth Quarter
2013

•
a $1.2 million pretax gain ($0.8 million after tax or $0.02 per share) for the reversal of asset impairment and store closing charges previously recorded in fiscal 2013 for the write-down of an operating property.

Exhibit Index

Number	Description
*3(a)
Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992, File No. 1-6140), as amended (Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997, File No. 1-6140).

*3(b)	By-Laws of Dillard's, Inc., as amended (Exhibit 3 to Form 8-K dated as of August 20, 2013, File No. 1-6140).

*4
Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 to Registration Statement File No. 33-21671, Exhibit 4.2 to Registration Statement File No. 33-25114, Exhibit 4(c) to Form 8-K dated September 26, 1990, File No. 1-6140 and Exhibit 4-q to Registration Statement File No. 333-59183).

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard's, Inc. Stock Bonus Plan (Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan (Exhibit 10.3 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(h)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

*10(i)
Credit Card Program Agreement by and among Dillard's, Inc., Wells Fargo Bank, N.A. and for the limited purposes stated therein, Dillard Investment Co., Inc. (Exhibit 10 to Form 10-Q for the quarter ended May 3, 2014, File No. 1-6140).

*10(j)
Second Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of April 13, 2012, File No. 1-6140).

*10(k)
First Amendment to Second Amended and Restated Credit Agreement between Dillard's, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of July 3, 2013, File No. 1-6140).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(c)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

E-1

Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________
*    Incorporated by reference as indicated.

+	A management contract or compensatory plan or arrangement.

E-2