Form 10-Q
period 2015-05-02
DILLARDS INC
filed 2015-06-03
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 30, 2015     36,330,901
CLASS B COMMON STOCK as of May 30, 2015       4,010,929

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 2, 2015	January 31, 2015	May 3, 2014
Assets
Current assets:
Cash and cash equivalents	$457,622	$403,752	$312,081
Restricted cash	—	7,346	—
Accounts receivable	57,522	56,510	19,178
Merchandise inventories	1,640,924	1,374,481	1,564,387
Other current assets	50,873	46,353	47,081

Total current assets	2,206,941	1,888,442	1,942,727

Property and equipment (net of accumulated depreciation and amortization of $2,402,420, $2,341,948 and $2,319,162)	2,010,281	2,029,171	2,096,010
Other assets	255,736	252,458	254,885

Total assets	$4,472,958	$4,170,071	$4,293,622

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$927,754	$730,422	$820,782
Current portion of capital lease obligations	860	840	798
Federal and state income taxes including current deferred taxes	166,766	154,061	169,418

Total current liabilities	1,095,380	885,323	990,998

Long-term debt	614,785	614,785	614,785
Capital lease obligations	5,696	5,919	6,556
Other liabilities	253,038	250,455	230,112
Deferred income taxes	177,118	194,319	215,412
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,237	1,237	1,237
Additional paid-in capital	937,993	937,993	935,208
Accumulated other comprehensive loss	(30,457)	(31,029)	(23,664)
Retained earnings	3,841,990	3,734,891	3,522,314
Less treasury stock, at cost	(2,623,822)	(2,623,822)	(2,399,336)

Total stockholders’ equity	2,126,941	2,019,270	2,035,759

Total liabilities and stockholders’ equity	$4,472,958	$4,170,071	$4,293,622

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	$1,573,493	$1,551,314
Service charges and other income	39,925	37,227

	1,613,418	1,588,541

Cost of sales	960,419	939,224
Selling, general and administrative expenses	403,560	393,651
Depreciation and amortization	61,153	61,959
Rentals	5,757	5,815
Interest and debt expense, net	15,227	15,841
Gain on disposal of assets	(43)	(389)

Income before income taxes and income on and equity in earnings of joint ventures	167,345	172,440
Income taxes	58,040	60,960
Income on and equity in earnings of joint ventures	266	203

Net income	109,571	111,683

Retained earnings at beginning of period	3,734,891	3,413,240
Cash dividends declared	(2,472)	(2,609)

Retained earnings at end of period	$3,841,990	$3,522,314

Earnings per share:
Basic and diluted	$2.66	$2.56

Cash dividends declared per common share	$0.06	$0.06

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$109,571	$111,683
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $352 and $255)	572	410

Comprehensive income	$110,143	$112,093

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Operating activities:
Net income	$109,571	$111,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	61,657	62,344
Gain on disposal of assets	(43)	(389)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,012)	11,662
Increase in merchandise inventories	(266,443)	(219,066)
Increase in other current assets	(4,520)	(220)
(Increase) decrease in other assets	(3,735)	1,138
Increase in trade accounts payable and accrued expenses and other liabilities	200,294	177,316
(Decrease) increase in income taxes payable	(4,496)	17,391

Net cash provided by operating activities	91,273	161,859

Investing activities:
Purchases of property and equipment	(42,161)	(22,774)
Proceeds from disposal of assets	86	4,609
Decrease in restricted cash	7,346	—

Net cash used in investing activities	(34,729)	(18,165)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(203)	(189)
Cash dividends paid	(2,471)	(2,636)
Purchase of treasury stock	—	(65,922)

Net cash used in financing activities	(2,674)	(68,747)

Increase in cash and cash equivalents	53,870	74,947
Cash and cash equivalents, beginning of period	403,752	237,134

Cash and cash equivalents, end of period	$457,622	$312,081

Non-cash transactions:
Accrued capital expenditures	$12,243	$15,015

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 due to, among other things, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC on March 25, 2015.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended May 2, 2015:
Net sales from external customers	$1,518,360	$55,133	$1,573,493
Gross profit	610,993	2,081	613,074
Depreciation and amortization	61,063	90	61,153
Interest and debt expense (income), net	15,240	(13)	15,227
Income before income taxes and income on and equity in earnings of joint ventures	166,390	955	167,345
Income on and equity in earnings of joint ventures	266	—	266
Total assets	4,412,150	60,808	4,472,958

Three Months Ended May 3, 2014:
Net sales from external customers	$1,539,193	$12,121	$1,551,314
Gross profit	611,372	718	612,090
Depreciation and amortization	61,885	74	61,959
Interest and debt expense (income), net	15,854	(13)	15,841
Income (loss) before income taxes and income on and equity in earnings of joint ventures	173,236	(796)	172,440
Income on and equity in earnings of joint ventures	203	—	203
Total assets	4,268,889	24,733	4,293,622

Intersegment construction revenues of $22.7 million and $14.7 million for the three months ended May 2, 2015 and May 3, 2014, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3.  Stock-Based Compensation

The Company has various stock option plans that provide for the granting of options to purchase shares of Class A Common Stock to certain key employees of the Company.  Exercise and vesting terms for options granted under the plans are determined at each grant date.  No stock options were granted during the three months ended May 2, 2015 and May 3, 2014, and no stock options were outstanding at May 2, 2015.

Note 4. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$109,571	$111,683

Weighted average shares of common stock outstanding	41,192	43,651

Basic and diluted earnings per share	$2.66	$2.56

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 2, 2015 and May 3, 2014.

Note 5.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At May 2, 2015, letters of credit totaling $28.2 million were issued under the Company’s revolving credit facility.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $0.7 million to the Pension Plan during the three months ended May 2, 2015 and expects to make additional contributions to the Pension Plan of approximately $3.8 million during the remainder of fiscal 2015.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Components of net periodic benefit costs:
Service cost	$983	$1,099
Interest cost	1,684	1,911
Net actuarial loss	924	665
Net periodic benefit costs	$3,591	$3,675
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 7.  Revolving Credit Agreement

At May 2, 2015, the Company maintained a $1.0 billion revolving secured credit facility (“credit agreement”) with J. P. Morgan Securities LLC (“JPMorgan”) and Wells Fargo Capital Finance, LLC as the lead agents for various banks, secured by the inventory of certain Dillard’s, Inc. operating subsidiaries.

Borrowings under the credit agreement accrued interest at either JPMorgan’s Base Rate or LIBOR plus 1.5% (1.68% at May 2, 2015) subject to certain availability thresholds as defined in the credit agreement.

Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at May 2, 2015.  No borrowings were outstanding at May 2, 2015, and letters of credit totaling $28.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $972 million at May 2, 2015.  There were no financial covenant requirements under the credit agreement provided availability exceeded $100 million.  The Company paid an annual commitment fee to the banks of 0.25% of the committed amount less outstanding borrowings and letters of credit.

See Note 14, Subsequent Event, for additional information.

Note 8.  Stock Repurchase Programs

The Company’s Board of Directors authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock plans.  These authorizations permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The authorizations had no expiration date. The following is a summary of share repurchase activity (in millions, except per share data):

	Three Months Ended
	May 2, 2015	May 3, 2014
Cost of shares repurchased	$—	$65.9
Number of shares repurchased	—	0.7
Average price per share	$—	$89.34

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of May 2, 2015, $500.0 million of authorization remained.

Note 9.  Income Taxes

During the three months ended May 2, 2015 and May 3, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	May 2, 2015	May 3, 2014
Defined benefit pension plan items
Amortization of actuarial losses	$924	$665	Total before tax (1)
	352	255	Income tax expense
	$572	$410	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	May 2, 2015	May 3, 2014
Beginning balance	$31,029	$24,074

Other comprehensive income before reclassifications	—	—
Amounts reclassified from AOCL	(572)	(410)
Net other comprehensive income	(572)	(410)

Ending balance	$30,457	$23,664

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at May 2, 2015 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at May 2, 2015 was approximately $689 million.  The carrying value of the Company’s long-term debt at May 2, 2015 was $615 million.  The fair value of the Company’s subordinated debentures at May 2, 2015 was approximately $209 million.  The carrying value of the Company’s subordinated debentures at May 2, 2015 was $200 million.

Note 13.  Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is currently effective for the Company beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to amend ASC Topic 835. The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. This update will be effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently assessing the impact of this update on its consolidated financial statements.

Note 14.  Subsequent Event

In May 2015, the Company entered into a new $1.0 billion senior unsecured revolving credit facility, replacing the secured credit facility. This credit facility matures on May 13, 2020 and is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. To be in compliance with the financial covenants of the new credit facility, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit facility agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 31, 2015.

EXECUTIVE OVERVIEW

The Company's first quarter performance of fiscal 2015 was weaker than anticipated. During the three months ended May 2, 2015, comparable store sales declined 1% over last year's first quarter. While gross margin from retail operations improved 52 basis points of sales, selling, general and administrative expenses from retail operations increased 101 basis points of sales, mainly due to increases in payroll, including increases for our continued initiative to increase pay for selling associates, and further impacted by weaker sales. Net income decreased $2.1 million to $109.6 million ($2.66 per share) for the current year first quarter from $111.7 million ($2.56 per share) for the prior year first quarter.

As of May 2, 2015, we had working capital of $1,111.6 million, cash and cash equivalents of $457.6 million and $814.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $91.3 million for the three months ended May 2, 2015.  We operated 297 total stores, including 23 clearance centers, and one internet store as of May 2, 2015, an increase of one store from May 3, 2014.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales (in millions)	$1,573.5	$1,551.3
Retail stores sales trend	(1)%	1%
Comparable retail stores sales trend	(1)%	2%
Gross profit (in millions)	$613.1	$612.1
Gross profit as a percentage of net sales	39.0%	39.5%
Retail gross profit as a percentage of net sales	40.2%	39.7%
Selling, general and administrative expenses as a percentage of net sales	25.6%	25.4%
Cash flow from operations (in millions)	$91.3	$161.9
Total retail store count at end of period	297	296
Retail sales per square foot	$31	$31
Comparable retail store inventory trend	5%	2%
Retail merchandise inventory turnover	2.5	2.6

General

Net sales.  Net sales includes merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales includes sales for those stores which were in operation for a full period in both the current quarter and the corresponding quarter for the prior year.  Comparable store sales excludes changes in the allowance for sales returns.  Non-comparable store sales includes:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.

Service charges and other income.  Service charges and other income includes income generated through the long-term private label card alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”) and former private label card alliance with

Synchrony Financial ("Synchrony Alliance").  Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses includes buying, occupancy, selling, distribution, warehousing, store and corporate expenses (including payroll and employee benefits), insurance, employment taxes, advertising, management information systems, legal and other corporate level expenses.  Buying expenses consist of payroll, employee benefits and travel for design, buying and merchandising personnel.

Depreciation and amortization.  Depreciation and amortization expenses include depreciation and amortization on property and equipment.

Rentals.  Rentals includes expenses for store leases, including contingent rent, and data processing and other equipment rentals.

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

Income on and equity in earnings of joint ventures.  Income on and equity in earnings of joint ventures includes the Company’s portion of the income or loss of the Company’s unconsolidated joint ventures as well as the distribution of excess cash from a mall joint venture.

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

We do not believe that inflation has had a material effect on our results during the periods presented; however, our business could be affected by inflation in the future.

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Service charges and other income	2.5	2.4

	102.5	102.4

Cost of sales	61.0	60.5
Selling, general and administrative expenses	25.6	25.4
Depreciation and amortization	3.9	4.0
Rentals	0.4	0.4
Interest and debt expense, net	1.0	1.0
Gain on disposal of assets	—	—

Income before income taxes and income on and equity in earnings of joint ventures	10.6	11.1
Income taxes	3.7	3.9
Income on and equity in earnings of joint ventures	—	—

Net income	7.0%	7.2%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change
Net sales:
Retail operations segment	$1,518,360	$1,539,193	$(20,833)
Construction segment	55,133	12,121	43,012
Total net sales	$1,573,493	$1,551,314	$22,179

The percent change in the Company’s sales by segment and product category for the three months ended May 2, 2015 compared to the three months ended May 3, 2014 as well as the sales percentage by segment and product category to total net sales for the three months ended May 2, 2015 are as follows:

	% Change 2015-2014	% of Net Sales
Retail operations segment
Cosmetics	(1.2)%	15%
Ladies’ apparel	0.5	23
Ladies’ accessories and lingerie	(1.3)	14
Juniors’ and children’s apparel	1.3	9
Men’s apparel and accessories	(4.2)	16
Shoes	1.0	16
Home and furniture	(17.9)	3
		96
Construction segment	354.8	4
Total		100%

Net sales from the retail operations segment decreased $20.8 million during the three months ended May 2, 2015 compared to the three months ended May 3, 2014, decreasing 1% in both total and comparable stores.  Sales of home and furniture decreased significantly over the first quarter last year, sales of men’s apparel and accessories decreased moderately and sales of ladies’ accessories and lingerie and cosmetics decreased slightly. Sales of ladies' apparel remained essentially flat while sales of shoes and juniors’ and children’s apparel increased slightly.

The number of sales transactions decreased 7% for the three months ended May 2, 2015 compared to the three months ended May 3, 2014 while the average dollars per sales transaction increased 6%. We recorded an allowance for sales returns of $8.1 million and $7.9 million as of May 2, 2015 and May 3, 2014, respectively.

During the three months ended May 2, 2015, net sales from the construction segment increased $43.0 million or 355% compared to the three months ended May 3, 2014 due to an increase in construction projects. The backlog of awarded construction contracts at May 2, 2015 totaled $299.9 million, decreasing approximately 1% from January 31, 2015 and increasing approximately 11% from May 3, 2014.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$26,736	$27,518	$(782)
Shipping and handling income	5,779	4,854	925
Leased department income	1,615	1,967	(352)
Other	5,522	2,880	2,642
	39,652	37,219	2,433
Construction segment	273	8	265
Total service charges and other income	$39,925	$37,227	$2,698

Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance.  Income from the alliances decreased during the three months ended May 2, 2015 compared to the three months ended May 3, 2014 primarily due to increased credit losses and the discontinuation of a credit product previously offered by Synchrony partially offset by increases in finance charge income.

Gross Profit

(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$610,993	$611,372	$(379)	(0.1)%
Construction segment	2,081	718	1,363	189.8
Total gross profit	$613,074	$612,090	$984	0.2%

	Three Months Ended
	May 2, 2015	May 3, 2014
Gross profit as a percentage of segment net sales:
Retail operations segment	40.2%	39.7%
Construction segment	3.8	5.9
Total gross profit as a percentage of net sales	39.0	39.5

Gross profit from retail operations improved 52 basis points of sales during the same comparable periods primarily from increased markups partially offset by increased markdowns.  Gross margin improved moderately in men’s apparel and accessories and home and furniture, and gross margin improved slightly in juniors’ and children’s apparel and ladies' apparel. Gross margin was essentially flat in cosmetics and shoes while gross margin in ladies' accessories and lingerie declined moderately.

Gross profit from the construction segment improved $1.4 million due to increased sales over the prior year first quarter.

Gross profit as a percentage of net sales declined 50 basis points of sales during the three months ended May 2, 2015 compared to the three months ended May 3, 2014 as a result of increased revenue of the construction segment, which is a substantially lower margin business than the Company's retail operations.

Inventory increased 5% in both total and comparable stores as of May 2, 2015 compared to May 3, 2014.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended May 2, 2015.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$402,253	$392,208	$10,045	2.6%
Construction segment	1,307	1,443	(136)	(9.4)
Total SG&A	$403,560	$393,651	$9,909	2.5%

	Three Months Ended
	May 2, 2015	May 3, 2014
SG&A as a percentage of segment net sales:
Retail operations segment	26.5%	25.5%
Construction segment	2.4	11.9
Total SG&A as a percentage of net sales	25.6	25.4

SG&A increased $9.9 million or 27 basis points of sales during the three months ended May 2, 2015 compared to the three months ended May 3, 2014.  SG&A from retail operations increased $10.0 million or 101 basis points of sales during the three months ended May 2, 2015 compared to the three months ended May 3, 2014. This increase was primarily due to an increase in payroll and payroll taxes ($9.2 million) and services purchased expense ($3.4 million) partially offset by decreased insurance ($2.0 million) and advertising ($1.1 million) expenses. During the three months ended May 2, 2015, the Company continued its initiative to increase pay for selling associates.

Depreciation and Amortization

(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$61,063	$61,885	$(822)	(1.3)%
Construction segment	90	74	16	21.6
Total depreciation and amortization	$61,153	$61,959	$(806)	(1.3)%

The decrease in depreciation and amortization expense for the three months ended May 2, 2015 compared to the three months ended May 3, 2014 was primarily due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,240	$15,854	$(614)	(3.9)%
Construction segment	(13)	(13)	—	—
Total interest and debt expense, net	$15,227	$15,841	$(614)	(3.9)%

The decrease in net interest and debt expense for the three months ended May 2, 2015 compared to the three months ended May 3, 2014 was primarily attributable to an increase in capitalized interest and interest income. Total weighted average debt remained the same during the three months ended May 2, 2015 compared to the three months ended May 3, 2014.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.6% and 35.3% for the three months ended May 2, 2015 and May 3, 2014, respectively.  During the three months ended May 2, 2015 and May 3, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company expects the fiscal 2015 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2015 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 2, 2015 and May 3, 2014 follows:

	Three Months Ended
(in thousands of dollars)	May 2, 2015	May 3, 2014	$ Change
Operating Activities	$91,273	$161,859	$(70,586)
Investing Activities	(34,729)	(18,165)	(16,564)
Financing Activities	(2,674)	(68,747)	66,073
Total Cash Provided	$53,870	$74,947	$(21,077)

Net cash flows from operations decreased $70.6 million during the three months ended May 2, 2015 compared to the three months ended May 3, 2014.  This decline was primarily attributable to a decrease of $68.1 million related to changes in working capital items, primarily due to increases in inventories and decreases in income taxes payable.

Synchrony Financial ("Synchrony") owned and managed Dillard’s private label credit cards under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following that scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo's ability to extend credit to our customers as well as the cost of customer rewards programs. We participate in the marketing of the private label cards and accept payments on the private label cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo. The Wells Fargo Alliance expires in fiscal 2024.

The Company received income of approximately $26.7 million and $27.5 million from the Wells Fargo Alliance and former Synchrony Alliance during the three months ended May 2, 2015 and May 3, 2014, respectively.

Capital expenditures were $42.2 million and $22.8 million for the three months ended May 2, 2015 and May 3, 2014, respectively.  The current year expenditures were primarily for the construction of new stores and the remodeling of existing stores.  Capital expenditures for fiscal 2015 are expected to be approximately $160 million compared to actual expenditures of $152 million during fiscal 2014.

Construction continues on the following new locations:

Center	City	Square Feet		Projected 2015 Opening
Fashion Place	Murray, Utah	200,000	*	August
Fremaux Town Center	Slidell, Louisiana	126,000	*	October
Liberty Center	Cincinnati, Ohio	155,000		October
* replacement store
No stores were closed during the three months ended May 2, 2015; however, we remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The cash proceeds from the prior year sale of a store location were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Condensed Consolidated Statements of Cash Flows. During the three months ended May 2, 2015, payments of $7.3 million were made from restricted cash for like-kind property.

The Company had cash on hand of $457.6 million as of May 2, 2015.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained a $1.0 billion secured credit facility.  Limited to 90% of the inventory of certain Company subsidiaries, availability for borrowings and letter of credit obligations under the credit agreement was $1.0 billion at May 2, 2015.  No borrowings were outstanding at May 2, 2015, and letters of credit totaling $28.2 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $972 million at May 2, 2015.

In May 2015, the Company entered into a new $1.0 billion senior unsecured revolving credit facility, replacing the secured credit facility. This credit facility was arranged by J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Regions Capital Markets and Citizens Bank, N.A. and matures on May 13, 2020. The facility is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. To be in compliance with the financial covenants of the new credit facility, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit facility agreement.

No stock was repurchased during the three months ended May 2, 2015.  During the three months ended May 3, 2014, the Company repurchased 0.7 million shares of stock for $65.9 million at an average price of $89.34 per share under the Company's stock plans.  At May 2, 2015, $500.0 million of authorization remained.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2015, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility.  The Company expects peak borrowings for fiscal 2015 not to exceed $100 million.  Depending on conditions in the capital markets and other factors, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 13 to the accompanying financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2015 and beyond.  The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2015, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 4.  Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  The Company’s management, with the participation of our Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report, and based on that evaluation, the Company’s Principal Executive Officer and Co-Principal Financial Officers have concluded that these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 3, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 6.  Exhibits

Number	Description

10 *
Five-Year Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 15, 2015, File No. 1-6140).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference as indicated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	June 3, 2015	/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer

/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer