Form 10-Q
period 2015-08-01
DILLARDS INC
filed 2015-09-03
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 29, 2015     34,761,650
CLASS B COMMON STOCK as of August 29, 2015       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 1, 2015	January 31, 2015	August 2, 2014
Assets
Current assets:
Cash and cash equivalents	$175,137	$403,752	$235,331
Restricted cash	—	7,346	—
Accounts receivable	48,783	56,510	19,331
Merchandise inventories	1,477,241	1,374,481	1,429,220
Other current assets	47,825	46,353	50,053

Total current assets	1,748,986	1,888,442	1,733,935

Property and equipment (net of accumulated depreciation and amortization of $2,461,417, $2,341,948 and $2,379,919)	1,998,875	2,029,171	2,081,577
Other assets	254,470	252,458	254,615

Total assets	$4,002,331	$4,170,071	$4,070,127

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$730,338	$730,422	$658,239
Current portion of capital lease obligations	7,701	840	813
Federal and state income taxes including current deferred taxes	76,986	154,061	86,309

Total current liabilities	815,025	885,323	745,361

Long-term debt	614,785	614,785	614,785
Capital lease obligations	7,740	5,919	6,348
Other liabilities	251,969	250,455	231,709
Deferred income taxes	164,756	194,319	203,000
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,237	1,237
Additional paid-in capital	938,922	937,993	936,106
Accumulated other comprehensive loss	(29,886)	(31,029)	(23,253)
Retained earnings	3,869,549	3,734,891	3,554,170
Less treasury stock, at cost	(2,831,767)	(2,623,822)	(2,399,336)

Total stockholders’ equity	1,948,056	2,019,270	2,068,924

Total liabilities and stockholders’ equity	$4,002,331	$4,170,071	$4,070,127

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$1,513,778	$1,474,484	$3,087,271	$3,025,798
Service charges and other income	37,066	38,404	76,991	75,631

	1,550,844	1,512,888	3,164,262	3,101,429

Cost of sales	1,020,331	976,269	1,980,750	1,915,493
Selling, general and administrative expenses	404,278	400,459	807,838	794,110
Depreciation and amortization	60,500	62,058	121,653	124,017
Rentals	5,719	5,860	11,476	11,675
Interest and debt expense, net	14,765	15,203	29,992	31,044
Gain on disposal of assets	(52)	(50)	(95)	(439)

Income before income taxes and income on and equity in earnings of joint ventures	45,303	53,089	212,648	225,529
Income taxes	15,650	18,890	73,690	79,850
Income on and equity in earnings of joint ventures	297	250	563	453

Net income	29,950	34,449	139,521	146,132

Retained earnings at beginning of period	3,841,990	3,522,314	3,734,891	3,413,240
Cash dividends declared	(2,391)	(2,593)	(4,863)	(5,202)

Retained earnings at end of period	$3,869,549	$3,554,170	$3,869,549	$3,554,170

Earnings per share:
Basic and diluted	$0.75	$0.80	$3.43	$3.36

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$29,950	$34,449	$139,521	$146,132
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $353, $254, $705 and $509)	571	411	1,143	821

Comprehensive income	$30,521	$34,860	$140,664	$146,953

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 1, 2015	August 2, 2014
Operating activities:
Net income	$139,521	$146,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	122,697	124,791
Gain on disposal of assets	(95)	(439)
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,727	11,509
Increase in merchandise inventories	(102,760)	(83,899)
Increase in other current assets	(543)	(2,294)
(Increase) decrease in other assets	(102)	1,049
Increase in trade accounts payable and accrued expenses and other liabilities	2,167	15,117
Decrease in income taxes payable	(106,638)	(78,130)

Net cash provided by operating activities	61,974	133,836

Investing activities:
Purchases of property and equipment	(87,032)	(68,818)
Proceeds from disposal of assets	234	4,728
Decrease in restricted cash	7,346	—

Net cash used in investing activities	(79,452)	(64,090)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(411)	(382)
Issuance cost of line of credit	(2,863)	—
Cash dividends paid	(4,949)	(5,245)
Purchase of treasury stock	(202,914)	(65,922)

Net cash used in financing activities	(211,137)	(71,549)

Decrease in cash and cash equivalents	(228,615)	(1,803)
Cash and cash equivalents, beginning of period	403,752	237,134

Cash and cash equivalents, end of period	$175,137	$235,331

Non-cash transactions:
Accrued capital expenditures	$7,512	$16,695
Stock awards	929	898
Capital lease transactions	9,093	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 due to, among other things, the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended August 1, 2015:
Net sales from external customers	$1,467,709	$46,069	$1,513,778
Gross profit	491,645	1,802	493,447
Depreciation and amortization	60,415	85	60,500
Interest and debt expense (income), net	14,780	(15)	14,765
Income before income taxes and income on and equity in earnings of joint ventures	44,810	493	45,303
Income on and equity in earnings of joint ventures	297	—	297
Total assets	3,946,770	55,561	4,002,331

Three Months Ended August 2, 2014:
Net sales from external customers	$1,461,134	$13,350	$1,474,484
Gross profit	497,319	896	498,215
Depreciation and amortization	61,983	75	62,058
Interest and debt expense (income), net	15,212	(9)	15,203
Income (loss) before income taxes and income on and equity in earnings of joint ventures	53,752	(663)	53,089
Income on and equity in earnings of joint ventures	250	—	250
Total assets	4,045,457	24,670	4,070,127

Six Months Ended August 1, 2015:
Net sales from external customers	$2,986,069	$101,202	$3,087,271
Gross profit	1,102,639	3,882	1,106,521
Depreciation and amortization	121,477	176	121,653
Interest and debt expense (income), net	30,020	(28)	29,992
Income before income taxes and income on and equity in earnings of joint ventures	211,201	1,447	212,648
Income on and equity in earnings of joint ventures	563	—	563
Total assets	3,946,770	55,561	4,002,331

Six Months Ended August 2, 2014:
Net sales from external customers	$3,000,327	$25,471	$3,025,798
Gross profit	1,108,691	1,614	1,110,305
Depreciation and amortization	123,868	149	124,017
Interest and debt expense (income), net	31,066	(22)	31,044
Income (loss) before income taxes and income on and equity in earnings of joint ventures	226,988	(1,459)	225,529
Income on and equity in earnings of joint ventures	453	—	453
Total assets	4,045,457	24,670	4,070,127

Intersegment construction revenues of $19.7 million and $42.5 million for the three and six months ended August 1, 2015, respectively, and intersegment revenues of $29.1 million and $43.8 million for the three and six months ended August 2, 2014, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$29,950	$34,449	$139,521	$146,132

Weighted average shares of common stock outstanding	40,096	43,217	40,644	43,434

Basic and diluted earnings per share	$0.75	$0.80	$3.43	$3.36

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities were issued or outstanding during the three or six months ended August 1, 2015 and August 2, 2014.

Note 4.  Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries.  In the opinion of management, disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

At August 1, 2015, letters of credit totaling $28.0 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $0.7 million and $1.5 million to the Pension Plan during the three and six months ended August 1, 2015, respectively, and expects to make additional contributions to the Pension Plan of approximately $3.1 million during the remainder of fiscal 2015.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Components of net periodic benefit costs:
Service cost	$983	$1,099	$1,966	$2,198
Interest cost	1,684	1,911	3,368	3,822
Net actuarial loss	924	665	1,848	1,330
Net periodic benefit costs	$3,591	$3,675	$7,182	$7,350
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

In May 2015, the Company entered into a new $1.0 billion senior unsecured revolving credit facility ("credit agreement") replacing the Company's previous secured revolving credit facility. The new credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0. At August 1, 2015, the Company was in compliance with all financial covenants related to the credit agreement.

At August 1, 2015, no borrowings were outstanding, and letters of credit totaling $28.0 million were issued under the credit agreement.

Note 7.  Stock Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock plans.  These authorizations permit the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The authorizations have no expiration date. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of shares repurchased	$207,945	$—	$207,945	$65,922
Number of shares repurchased	1,843	—	1,843	738
Average price per share	$112.83	$—	$112.83	$89.34

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid or payable to reacquire these shares were allocated to Treasury Stock. As of August 1, 2015, $292.1 million of authorization remained under the November 2014 Stock Plan.

Note 8.  Income Taxes

During the three months ended August 1, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included benefits for legislatively-enacted state income tax rate reductions. During the three months ended August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

During the six months ended August 1, 2015 and August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Defined benefit pension plan items
Amortization of actuarial losses	924	665	$1,848	$1,330	Total before tax (1)
	353	254	705	509	Income tax expense
	$571	$411	$1,143	$821	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Beginning balance	$30,457	$23,664	$31,029	$24,074

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	(571)	(411)	(1,143)	(821)
Net other comprehensive income	(571)	(411)	(1,143)	(821)

Ending balance	$29,886	$23,253	$29,886	$23,253

Note 11.  Fair Value Disclosures

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at August 1, 2015 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at August 1, 2015 was approximately $702 million.  The carrying value of the Company’s long-term debt at August 1, 2015 was $615 million.  The fair value of the Company’s subordinated debentures at August 1, 2015 was approximately $210 million.  The carrying value of the Company’s subordinated debentures at August 1, 2015 was $200 million.

Note 12.  Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update was amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date for the Company from the first quarter of fiscal 2017 to the first quarter of fiscal 2018 with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

The Company's second quarter performance of fiscal 2015 was disappointing. During the three months ended August 1, 2015, comparable store sales increased 1% over last year's second quarter. Gross margin from retail operations declined 54 basis points of sales. Selling, general and administrative expenses from retail operations increased 15 basis points of sales, mainly due to increases in payroll and insurance expense partially offset by decreased advertising expense. Net income decreased to $29.9 million ($0.75 per share) for the current year second quarter from $34.5 million ($0.80 per share) for the prior year second quarter.

As of August 1, 2015, we had working capital of $934.0 million, cash and cash equivalents of $175.1 million and $814.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $62.0 million for the six months ended August 1, 2015.  We operated 272 Dillard's locations, 25 clearance centers and one internet store as of August 1, 2015, an increase of one store from August 2, 2014.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 1, 2015	August 2, 2014
Net sales (in millions)	$1,513.8	$1,474.5
Retail stores sales trend	—%	—%
Comparable retail stores sales trend	1%	1%
Gross profit (in millions)	$493.4	$498.2
Gross profit as a percentage of net sales	32.6%	33.8%
Retail gross profit as a percentage of net sales	33.5%	34.0%
Selling, general and administrative expenses as a percentage of net sales	26.7%	27.2%
Cash flow from operations (in millions)*	$62.0	$133.8
Total retail store count at end of period	297	296
Retail sales per square foot	$30	$29
Comparable retail store inventory trend	3%	(1)%
Retail merchandise inventory turnover	2.5	2.6

*Cash flow from operations data is for the six months ended August 1, 2015 and August 2, 2014.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.4	2.6	2.5	2.5

	102.4	102.6	102.5	102.5

Cost of sales	67.4	66.2	64.2	63.3
Selling, general and administrative expenses	26.7	27.2	26.2	26.2
Depreciation and amortization	4.0	4.2	3.9	4.1
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	1.0	1.0	1.0	1.0
Gain on disposal of assets	—	—	—	—

Income before income taxes and income on and equity in earnings of joint ventures	3.0	3.6	6.9	7.5
Income taxes	1.0	1.3	2.4	2.6
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	2.0%	2.3%	4.5%	4.8%

Net Sales

	Three Months Ended
(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change
Net sales:
Retail operations segment	$1,467,709	$1,461,134	$6,575
Construction segment	46,069	13,350	32,719
Total net sales	$1,513,778	$1,474,484	$39,294

The percent change in the Company’s sales by segment and product category for the three months ended August 1, 2015 compared to the three months ended August 2, 2014 as well as the sales percentage by segment and product category to total net sales for the three months ended August 1, 2015 are as follows:

	% Change 2015-2014	% of Net Sales
Retail operations segment
Cosmetics	(0.6)%	13%
Ladies’ apparel	0.7	24
Ladies’ accessories and lingerie	(1.3)	16
Juniors’ and children’s apparel	2.2	8
Men’s apparel and accessories	0.7	17
Shoes	5.2	15
Home and furniture	(11.2)	4
		97
Construction segment	245.1	3
Total		100%

Net sales from the retail operations segment increased $6.6 million during the three months ended August 1, 2015 compared to the three months ended August 2, 2014. Net sales from the retail operations segment remained essentially unchanged on a percentage basis for the three month period ended August 1, 2015. Sales in comparable stores for the period increased 1%. Sales of shoes increased significantly, while sales of juniors' and children's apparel increased moderately over the prior year period. Sales of ladies' apparel and men's apparel and accessories increased slightly over the prior year period. Sales of cosmetics and ladies' accessories and lingerie decreased slightly over the prior year period while sales of home and furniture decreased significantly.

The number of sales transactions decreased 2% for the three months ended August 1, 2015 compared to the three months ended August 2, 2014 while the average dollars per sales transaction increased 2%. We recorded an allowance for sales returns of $7.1 million and $6.6 million as of August 1, 2015 and August 2, 2014, respectively.

During the three months ended August 1, 2015, net sales from the construction segment increased $32.7 million, or 245%, compared to the three months ended August 2, 2014 due to an increase in construction activity. The backlog of awarded construction contracts at August 1, 2015 totaled $288.5 million, decreasing approximately 5% from January 31, 2015 and decreasing approximately 15% from August 2, 2014.

	Six Months Ended
(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change
Net sales:
Retail operations segment	$2,986,069	$3,000,327	$(14,258)
Construction segment	101,202	25,471	75,731
Total net sales	$3,087,271	$3,025,798	$61,473

The percent change in the Company’s sales by segment and product category for the six months ended August 1, 2015 compared to the six months ended August 2, 2014 as well as the sales percentage by segment and product category to total net sales for the six months ended August 1, 2015 are as follows:

	% Change 2015-2014	% of Net Sales
Retail operations segment
Cosmetics	(0.9)%	14%
Ladies’ apparel	0.6	24
Ladies’ accessories and lingerie	(1.3)	15
Juniors’ and children’s apparel	1.7	9
Men’s apparel and accessories	(1.7)	17
Shoes	2.9	15
Home and furniture	(14.4)	3
		97
Construction segment	297.3	3
Total		100%

Net sales from the retail operations segment decreased $14.3 million during the six months ended August 1, 2015 compared to the six months ended August 2, 2014, remaining essentially unchanged on a percentage basis in both total and comparable stores. Sales of juniors' and children's apparel and shoes increased moderately while sales of ladies' apparel increased slightly over the prior year period. Sales of cosmetics and ladies' accessories and lingerie decreased slightly over the prior year period. Sales of men's apparel and accessories decreased moderately, and sales of home and furniture decreased significantly over the prior year period.

The number of sales transactions decreased 5% for the six months ended August 1, 2015 compared to the six months ended August 2, 2014 while the average dollars per sales transaction increased 4%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 1, 2015 was 22.1% compared to 21.6% during the six months ended August 2, 2014.

During the six months ended August 1, 2015, net sales from the construction segment increased $75.7 million or 297% compared to the six months ended August 2, 2014 due to an increase in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	$ Change 2015-2014	$ Change 2015-2014
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$23,991	$28,229	$50,727	$55,747	$(4,238)	$(5,020)
Shipping and handling income	6,021	5,203	11,800	10,057	818	1,743
Leased department income	1,798	2,083	3,413	4,050	(285)	(637)
Other	5,210	2,873	10,732	5,753	2,337	4,979
	37,020	38,388	76,672	75,607	(1,368)	1,065
Construction segment	46	16	319	24	30	295
Total service charges and other income	$37,066	$38,404	$76,991	$75,631	$(1,338)	$1,360

Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance.  Income from the alliances decreased during the three months ended August 1, 2015 compared to the three months ended August 1, 2014 due to increased credit losses partially resulting from the portfolio transition. Income from the alliances decreased during the six months ended August 1, 2015 compared to the six months ended August 2, 2014 primarily due to increased credit losses.

Gross Profit

(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$491,645	$497,319	$(5,674)	(1.1)%
Construction segment	1,802	896	906	101.1
Total gross profit	$493,447	$498,215	$(4,768)	(1.0)%

Six months ended
Retail operations segment	$1,102,639	$1,108,691	$(6,052)	(0.5)%
Construction segment	3,882	1,614	2,268	140.5
Total gross profit	$1,106,521	$1,110,305	$(3,784)	(0.3)%

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gross profit as a percentage of segment net sales:
Retail operations segment	33.5%	34.0%	36.9%	37.0%
Construction segment	3.9	6.7	3.8	6.3
Total gross profit as a percentage of net sales	32.6	33.8	35.8	36.7

Gross profit as a percentage of net sales declined 119 basis points and 85 basis points of sales during the three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014.

Gross profit from retail operations declined 54 basis points of sales during the three month comparable periods primarily from increased markdowns. Gross margin declined moderately in ladies' accessories and lingerie and declined slightly in shoes and juniors' and children's apparel. Gross margin was essentially flat in cosmetics, ladies' apparel and men's apparel and accessories. Gross margin improved slightly in home and furniture.

Gross profit from retail operations declined 2 basis points of sales during the six month comparable periods. Gross margin in ladies' accessories and lingerie declined moderately. Gross margin was essentially flat in cosmetics, juniors’ and children’s apparel, shoes and ladies' apparel. Gross margin improved slightly in men’s apparel and accessories and home and furniture.

Gross profit from the construction segment improved $0.9 million and $2.3 million during the three and six months ended August 1, 2015, respectively, due to increased sales over the comparable prior year three and six month periods.

Inventory increased 3% in both total and comparable stores as of August 1, 2015 compared to August 2, 2014.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $5 million for the three and six months ended August 1, 2015.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$403,007	$398,968	$4,039	1.0%
Construction segment	1,271	1,491	(220)	(14.8)
Total SG&A	$404,278	$400,459	$3,819	1.0%

Six months ended
Retail operations segment	$805,260	$791,176	$14,084	1.8%
Construction segment	2,578	2,934	(356)	(12.1)
Total SG&A	$807,838	$794,110	$13,728	1.7%

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
SG&A as a percentage of segment net sales:
Retail operations segment	27.5%	27.3%	27.0%	26.4%
Construction segment	2.8	11.2	2.5	11.5
Total SG&A as a percentage of net sales	26.7	27.2	26.2	26.2

SG&A decreased 45 basis points of sales during the three months ended August 1, 2015 compared to the three months ended August 2, 2014 while total SG&A dollars increased $3.8 million. SG&A from retail operations increased $4.0 million or 15 basis points of sales during the three months ended August 1, 2015 compared to the three months ended August 2, 2014. This increase was primarily due to an increase in payroll and payroll taxes ($4.7 million) and insurance expense ($2.0 million) partially offset by a decrease in advertising expense ($1.6 million).

SG&A decreased 7 basis points of sales during the six months ended August 1, 2015 compared to the six months ended August 2, 2014 while total SG&A dollars increased $13.7 million.  SG&A from retail operations increased $14.1 million or 60 basis points of sales during the six months ended August 1, 2015 compared to the six months ended August 2, 2014. This increase was primarily due to an increase in payroll and payroll taxes ($13.9 million) and services purchased expense ($4.4 million) partially offset by decreased advertising expense ($2.8 million).

Depreciation and Amortization

(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$60,415	$61,983	$(1,568)	(2.5)%
Construction segment	85	75	10	13.3
Total depreciation and amortization	$60,500	$62,058	$(1,558)	(2.5)%

Six months ended
Retail operations segment	$121,477	$123,868	$(2,391)	(1.9)%
Construction segment	176	149	27	18.1
Total depreciation and amortization	$121,653	$124,017	$(2,364)	(1.9)%

The decrease in depreciation and amortization expense for the three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014 was primarily due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$14,780	$15,212	$(432)	(2.8)%
Construction segment	(15)	(9)	(6)	(66.7)
Total interest and debt expense, net	$14,765	$15,203	$(438)	(2.9)%

Six months ended
Retail operations segment	$30,020	$31,066	$(1,046)	(3.4)%
Construction segment	(28)	(22)	(6)	(27.3)
Total interest and debt expense, net	$29,992	$31,044	$(1,052)	(3.4)%

The decrease in net interest and debt expense for the three months ended August 1, 2015 compared to the three months ended August 2, 2014 was primarily attributable to an increase in capitalized interest. The decrease in net interest and debt expense for the six months ended August 1, 2015 compared to the six months ended August 2, 2014 was primarily attributable to an increase in capitalized interest and interest income. Total weighted average debt increased approximately $6.4 million and $3.2 million for the three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014, respectively.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.3% and 35.4% for the three months ended August 1, 2015 and August 2, 2014, respectively.  During the three months ended August 1, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included benefits for legislatively-enacted state income tax rate reductions. During the three months ended August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.6% and 35.3% for the six months ended August 1, 2015 and August 2, 2014, respectively.  During the six months ended August 1, 2015 and August 2, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company expects the fiscal 2015 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2015 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 1, 2015 and August 2, 2014 follows:

	Six Months Ended
(in thousands of dollars)	August 1, 2015	August 2, 2014	$ Change
Operating Activities	$61,974	$133,836	$(71,862)
Investing Activities	(79,452)	(64,090)	(15,362)
Financing Activities	(211,137)	(71,549)	(139,588)
Total Cash Provided	$(228,615)	$(1,803)	$(226,812)

Net cash flows from operations decreased $71.9 million during the six months ended August 1, 2015 compared to the six months ended August 2, 2014.  This decline was primarily attributable to a decrease of $63.5 million related to changes in working capital items, primarily due to increases in inventories and decreases in income taxes payable.

Synchrony Financial ("Synchrony") owned and managed Dillard’s private label credit cards under the Synchrony Alliance that expired in November 2014. Following that scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. We accept payments on the private label cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo. The Wells Fargo Alliance expires in fiscal 2024.

The Company received income of approximately $50.7 million and $55.7 million from the Wells Fargo Alliance and former Synchrony Alliance during the six months ended August 1, 2015 and August 2, 2014, respectively.

Capital expenditures were $87.0 million and $68.8 million for the six months ended August 1, 2015 and August 2, 2014, respectively.  The current year expenditures were primarily for the construction of new stores and the remodeling of existing stores.  Capital expenditures for fiscal 2015 are expected to be approximately $160 million compared to actual expenditures of $152 million during fiscal 2014.

The Company opened its new 200,000 square foot location at Fashion Place in Murray, Utah on August 8, 2015. The store replaces a 190,000 square foot location at the same center. Construction continues on the following new locations:

Center	City	Square Feet		Projected 2015 Opening
Fremaux Town Center	Slidell, Louisiana	126,000	*	October
Liberty Center	Cincinnati, Ohio	155,000		October
* replacement store
No stores were closed during the six months ended August 1, 2015; however, we remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The cash proceeds from the prior year sale of a store location were originally held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Condensed Consolidated Statements of Cash Flows. During the six months ended August 1, 2015, payments of $7.3 million were made from restricted cash for like-kind property.

The Company had cash on hand of $175.1 million as of August 1, 2015.  In May 2015, as part of our overall liquidity management strategy and for peak working capital requirements, the Company entered into a new $1.0 billion senior unsecured revolving credit facility, replacing the secured credit facility. The new credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0.

At August 1, 2015, no borrowings were outstanding, and letters of credit totaling $28.0 million were issued under the credit agreement.

During the six months ended August 1, 2015, the Company repurchased 1.8 million shares of Class A Common Stock at an average price of $112.83 per share for $208.0 million (including the accrual of $5.0 million of share repurchases that had not settled as of August 1, 2015).  During the six months ended August 2, 2014, the Company repurchased 0.7 million shares of stock for $65.9 million at an average price of $89.34 per share under the Company's stock plans.  At August 1, 2015, $292.1 million of authorization remained under the Company's November 2014 Stock Plan.  The ultimate disposition of the repurchased stock has not been determined.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 12 to the accompanying financial statements.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2015 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2015, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 3, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On July 1, 2015, the Company issued 528 shares of Class A Common Stock in exchange for 528 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation.  The transaction was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

(b) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2015 through May 30, 2015	858,467	$116.30	858,467	$400,156,831
May 31, 2015 through July 4, 2015	707,621	112.29	707,621	320,701,250
July 5, 2015 through August 1, 2015	276,959	103.43	276,959	292,055,451
Total	1,843,047	$112.83	1,843,047	$292,055,451

In November 2014, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock plan.  This authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The authorization has no expiration date.
During the three months ended August 1, 2015, the Company repurchased 1.8 million shares totaling $208 million. Reference is made to the discussion in Note 7, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

10 *
Five-Year Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K filed on May 15, 2015, File No. 1-6140).

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

DILLARD’S, INC.
(Registrant)

Date:	September 3, 2015	/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer

/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer