Form 10-Q
period 2015-10-31
DILLARDS INC
filed 2015-12-04
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 28, 2015     32,704,459
CLASS B COMMON STOCK as of November 28, 2015       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	October 31, 2015	January 31, 2015	November 1, 2014
Assets
Current assets:
Cash and cash equivalents	$100,110	$403,752	$91,901
Restricted cash	—	7,346	9,930
Accounts receivable	47,114	56,510	41,661
Merchandise inventories	1,933,472	1,374,481	1,832,297
Other current assets	70,175	46,353	64,920

Total current assets	2,150,871	1,888,442	2,040,709

Property and equipment (net of accumulated depreciation and amortization of $2,493,815, $2,341,948 and $2,437,364)	1,976,614	2,029,171	2,064,303
Other assets	252,701	252,458	252,056

Total assets	$4,380,186	$4,170,071	$4,357,068

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,094,718	$730,422	$1,025,968
Current portion of capital lease obligations	3,263	840	828
Other short-term borrowings	126,000	—	63,000
Federal and state income taxes including current deferred taxes	106,823	154,061	124,332

Total current liabilities	1,330,804	885,323	1,214,128

Long-term debt	614,785	614,785	614,785
Capital lease obligations	7,507	5,919	6,136
Other liabilities	252,359	250,455	233,213
Deferred income taxes	157,576	194,319	191,256
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,237	1,237
Additional paid-in capital	938,922	937,993	936,106
Accumulated other comprehensive loss	(29,314)	(31,029)	(22,842)
Retained earnings	3,912,626	3,734,891	3,606,871
Less treasury stock, at cost	(3,006,317)	(2,623,822)	(2,623,822)

Total stockholders’ equity	1,817,155	2,019,270	1,897,550

Total liabilities and stockholders’ equity	$4,380,186	$4,170,071	$4,357,068

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$1,434,654	$1,459,781	$4,521,925	$4,485,579
Service charges and other income	38,200	39,363	115,191	114,994

	1,472,854	1,499,144	4,637,116	4,600,573

Cost of sales	912,920	924,443	2,893,670	2,839,936
Selling, general and administrative expenses	412,715	412,259	1,220,553	1,206,369
Depreciation and amortization	65,600	62,714	187,253	186,731
Rentals	5,804	5,780	17,280	17,455
Interest and debt expense, net	14,872	14,598	44,864	45,642
Gain on disposal of assets	(9,400)	(5,923)	(9,495)	(6,362)

Income before income taxes and income on and equity in earnings of joint ventures	70,343	85,273	282,991	310,802
Income taxes	24,970	30,110	98,660	109,960
Income on and equity in earnings of joint ventures	371	68	934	521

Net income	45,744	55,231	185,265	201,363

Retained earnings at beginning of period	3,869,549	3,554,170	3,734,891	3,413,240
Cash dividends declared	(2,667)	(2,530)	(7,530)	(7,732)

Retained earnings at end of period	$3,912,626	$3,606,871	$3,912,626	$3,606,871

Earnings per share:
Basic and diluted	$1.19	$1.30	$4.65	$4.67

Cash dividends declared per common share	$0.07	$0.06	$0.19	$0.18

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$45,744	$55,231	$185,265	$201,363
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $352, $254, $1,057 and $763)	572	411	1,715	1,232

Comprehensive income	$46,316	$55,642	$186,980	$202,595

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Operating activities:
Net income	$185,265	$201,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	188,847	187,907
Gain on disposal of assets	(9,495)	(6,362)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,396	(10,821)
Increase in merchandise inventories	(558,992)	(486,976)
Increase in other current assets	(22,893)	(17,161)
Decrease in other assets	1,172	3,248
Increase in trade accounts payable and accrued expenses and other liabilities	373,972	390,555
Decrease in income taxes payable	(83,981)	(51,851)

Net cash provided by operating activities	83,291	209,902

Investing activities:
Purchases of property and equipment	(141,929)	(124,103)
Proceeds from disposal of assets	19,422	14,723
Decrease (increase) in restricted cash	7,346	(9,930)

Net cash used in investing activities	(115,161)	(119,310)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(5,081)	(579)
Issuance cost of line of credit	(2,863)	—
Increase in short-term borrowings	126,000	63,000
Cash dividends paid	(7,334)	(7,838)
Purchase of treasury stock	(382,494)	(290,408)

Net cash used in financing activities	(271,772)	(235,825)

Decrease in cash and cash equivalents	(303,642)	(145,233)
Cash and cash equivalents, beginning of period	403,752	237,134

Cash and cash equivalents, end of period	$100,110	$91,901

Non-cash transactions:
Accrued capital expenditures	$5,797	$10,964
Stock awards	929	898
Capital lease transactions	9,093	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 due to, among other things, the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 31, 2015:
Net sales from external customers	$1,381,821	$52,833	$1,434,654
Gross profit	520,033	1,701	521,734
Depreciation and amortization	65,437	163	65,600
Interest and debt expense (income), net	14,887	(15)	14,872
Income before income taxes and income on and equity in earnings of joint ventures	69,734	609	70,343
Income on and equity in earnings of joint ventures	371	—	371
Total assets	4,319,946	60,240	4,380,186

Three Months Ended November 1, 2014:
Net sales from external customers	$1,422,359	$37,422	$1,459,781
Gross profit	533,679	1,659	535,338
Depreciation and amortization	62,639	75	62,714
Interest and debt expense (income), net	14,606	(8)	14,598
Income before income taxes and income on and equity in earnings of joint ventures	84,332	941	85,273
Income on and equity in earnings of joint ventures	27	41	68
Total assets	4,314,799	42,269	4,357,068

Nine Months Ended October 31, 2015:
Net sales from external customers	$4,367,890	$154,035	$4,521,925
Gross profit	1,622,672	5,583	1,628,255
Depreciation and amortization	186,915	338	187,253
Interest and debt expense (income), net	44,908	(44)	44,864
Income before income taxes and income on and equity in earnings of joint ventures	280,934	2,057	282,991
Income on and equity in earnings of joint ventures	934	—	934
Total assets	4,319,946	60,240	4,380,186

Nine Months Ended November 1, 2014:
Net sales from external customers	$4,422,686	$62,893	$4,485,579
Gross profit	1,642,370	3,273	1,645,643
Depreciation and amortization	186,507	224	186,731
Interest and debt expense (income), net	45,672	(30)	45,642
Income (loss) before income taxes and income on and equity in earnings of joint ventures	311,320	(518)	310,802
Income on and equity in earnings of joint ventures	480	41	521
Total assets	4,314,799	42,269	4,357,068

Intersegment construction revenues of $22.9 million and $65.4 million for the three and nine months ended October 31, 2015, respectively, and intersegment construction revenues of $23.3 million and $67.1 million for the three and nine months ended November 1, 2014, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$45,744	$55,231	$185,265	$201,363

Weighted average shares of common stock outstanding	38,341	42,369	39,876	43,079

Basic and diluted earnings per share	$1.19	$1.30	$4.65	$4.67

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities were issued or outstanding during the three or nine months ended October 31, 2015 and November 1, 2014.

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

At October 31, 2015, letters of credit totaling $28.1 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million and $2.9 million to the Pension Plan during the three and nine months ended October 31, 2015, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.1 million during the remainder of fiscal 2015.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Components of net periodic benefit costs:
Service cost	$983	$1,099	$2,949	$3,297
Interest cost	1,684	1,911	5,052	5,733
Net actuarial loss	924	665	2,772	1,995
Net periodic benefit costs	$3,591	$3,675	$10,773	$11,025
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

In May 2015, the Company entered into a new $1.0 billion senior unsecured revolving credit facility ("credit agreement") replacing the Company's previous secured revolving credit facility. The new credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0. At October 31, 2015, the Company was in compliance with all financial covenants related to the credit agreement.

At October 31, 2015, $126.0 million in borrowings were outstanding and letters of credit totaling $28.1 million were issued under the credit agreement. The weighted average interest rate under the credit agreement at October 31, 2015 was 1.56%.

Note 7.  Stock Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans.  These authorizations permit the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The authorizations have no expiration date. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of shares repurchased	$174,550	$224,486	$382,494	$290,408
Number of shares repurchased	1,888	2,043	3,731	2,781
Average price per share	$92.45	$109.89	$102.52	$104.44

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of October 31, 2015, $117.5 million of authorization remained under the Company's stock repurchase plans.

Note 8.  Income Taxes

During the three and nine months ended October 31, 2015 and November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Defined benefit pension plan items
Amortization of actuarial losses	$924	$665	$2,772	$1,995	Total before tax (1)
	352	254	1,057	763	Income tax expense
	$572	$411	$1,715	$1,232	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Beginning balance	$29,886	$23,253	$31,029	$24,074

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	(572)	(411)	(1,715)	(1,232)
Net other comprehensive income	(572)	(411)	(1,715)	(1,232)

Ending balance	$29,314	$22,842	$29,314	$22,842

Note 11. Gain on Disposal of Assets

During the three months ended October 31, 2015, the Company received proceeds of $19.2 million primarily from the sale of three store locations, resulting in a gain of $9.4 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at October 31, 2015 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 31, 2015 was approximately $692 million.  The carrying value of the Company’s long-term debt at October 31, 2015 was $615 million.  The fair value of the Company’s subordinated debentures at October 31, 2015 was approximately $213 million.  The carrying value of the Company’s subordinated debentures at October 31, 2015 was $200 million.

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

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to provide authoritative guidance related to line-of-credit arrangements, which were not addressed in ASU No. 2015-03. An entity may defer and present debt issuance costs related to line-of-credit arrangements as an asset. Subsequently, the debt issuance costs may be amortized as interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update will be effective for the Company beginning in the first quarter of fiscal 2016. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the statement of financial position. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this update on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 31, 2015.

EXECUTIVE OVERVIEW

The Company's third quarter performance of fiscal 2015 was disappointing, as sales were weaker than expected. During the three months ended October 31, 2015, comparable store sales decreased 4% over last year's third quarter. Gross margin from retail operations improved 11 basis points of sales over last year's third quarter. Weaker retail sales contributed to an 86 basis points of sales increase in retail operations selling, general and administrative expenses. Net income decreased to $45.7 million ($1.19 per share) for the current year third quarter from $55.2 million ($1.30 per share) for the prior year third quarter.

Included in net income for the current year third quarter is a pre-tax gain of $9.4 million ($6.0 million after tax or $0.16 per share) primarily related to the sale of three store locations. Included in net income for the prior year third quarter is a pre-tax gain of $5.9 million ($3.8 million after tax or $0.09 per share) related to the sale of one store location.

During the three months ended October 31, 2015, the Company purchased $174.6 million of Class A Common Stock under its $500 million stock repurchase plan. As of October 31, 2015, authorization of $117.5 million remained under the plan.

As of October 31, 2015, we had working capital of $820.1 million, cash and cash equivalents of $100.1 million and $940.8 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $83.3 million for the nine months ended October 31, 2015.  We operated 274 Dillard's locations, 23 clearance centers and one internet store as of October 31, 2015, a decrease of one store from November 1, 2014.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 31, 2015	November 1, 2014
Net sales (in millions)	$1,434.7	$1,459.8
Retail stores sales trend	(3)%	(1)%
Comparable retail stores sales trend	(4)%	(1)%
Gross profit (in millions)	$521.7	$535.3
Gross profit as a percentage of net sales	36.4%	36.7%
Retail gross profit as a percentage of net sales	37.6%	37.5%
Selling, general and administrative expenses as a percentage of net sales	28.8%	28.2%
Cash flow from operations (in millions)*	$83.3	$209.9
Total retail store count at end of period	297	298
Retail sales per square foot	$28	$28
Comparable retail store inventory trend	6%	—%
Retail merchandise inventory turnover	2.1	2.3

*Cash flow from operations data is for the nine months ended October 31, 2015 and November 1, 2014.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.7	2.7	2.5	2.6

	102.7	102.7	102.5	102.6

Cost of sales	63.6	63.3	64.0	63.3
Selling, general and administrative expenses	28.8	28.2	27.0	26.9
Depreciation and amortization	4.6	4.3	4.1	4.2
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	1.0	1.0	1.0	1.0
Gain on disposal of assets	(0.7)	(0.4)	(0.2)	(0.1)

Income before income taxes and income on and equity in earnings of joint ventures	4.9	5.8	6.3	6.9
Income taxes	1.7	2.1	2.2	2.5
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	3.2%	3.8%	4.1%	4.5%

Net Sales

	Three Months Ended
(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change
Net sales:
Retail operations segment	$1,381,821	$1,422,359	$(40,538)
Construction segment	52,833	37,422	15,411
Total net sales	$1,434,654	$1,459,781	$(25,127)

The percent change in the Company’s sales by segment and product category for the three months ended October 31, 2015 compared to the three months ended November 1, 2014 as well as the sales percentage by segment and product category to total net sales for the three months ended October 31, 2015 are as follows:

	% Change 2015-2014	% of Net Sales
Retail operations segment
Cosmetics	(2.1)%	15%
Ladies’ apparel	(2.1)	23
Ladies’ accessories and lingerie	(6.0)	13
Juniors’ and children’s apparel	(0.4)	9
Men’s apparel and accessories	(3.6)	17
Shoes	0.5	16
Home and furniture	(15.7)	3
		96
Construction segment	41.2	4
Total		100%

Net sales from the retail operations segment decreased $40.5 million during the three months ended October 31, 2015 compared to the three months ended November 1, 2014. Net sales from the retail operations segment decreased 3%, and sales in comparable stores for the period decreased 4% for the three month period ended October 31, 2015. Sales of shoes increased slightly, while sales of juniors' and children's apparel remained essentially flat over the prior year period. Sales of ladies' apparel, men's apparel and accessories and cosmetics decreased moderately over the prior year period. Sales of ladies' accessories and lingerie and home and furniture decreased significantly over the prior year period.

The number of sales transactions decreased 7% for the three months ended October 31, 2015 compared to the three months ended November 1, 2014 while the average dollars per sales transaction increased 5%. We recorded an allowance for sales returns of $5.8 million as of October 31, 2015 and November 1, 2014.

During the three months ended October 31, 2015, net sales from the construction segment increased $15.4 million, or 41.2%, compared to the three months ended November 1, 2014 due to an increase in construction activity. The backlog of awarded construction contracts at October 31, 2015 totaled $219.2 million, decreasing approximately 28% from January 31, 2015 and decreasing approximately 31% from November 1, 2014.

	Nine Months Ended
(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change
Net sales:
Retail operations segment	$4,367,890	$4,422,686	$(54,796)
Construction segment	154,035	62,893	91,142
Total net sales	$4,521,925	$4,485,579	$36,346

The percent change in the Company’s sales by segment and product category for the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 31, 2015 are as follows:

	% Change 2015-2014	% of Net Sales
Retail operations segment
Cosmetics	(1.3)%	15%
Ladies’ apparel	(0.2)	23
Ladies’ accessories and lingerie	(2.6)	15
Juniors’ and children’s apparel	1.0	9
Men’s apparel and accessories	(2.4)	16
Shoes	2.1	16
Home and furniture	(14.8)	3
		97
Construction segment	144.9	3
Total		100%

Net sales from the retail operations segment decreased $54.8 million during the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014, decreasing 1% on a percentage basis in both total and comparable stores. Sales of shoes increased moderately while sales of juniors' and children's apparel increased slightly over the prior year period. Sales of ladies' apparel remained essentially unchanged over the prior year period. Sales of cosmetics decreased slightly over the prior year period while ladies' accessories and lingerie and men's apparel and accessories decreased moderately. Sales of home and furniture decreased significantly over the prior year period.

The number of sales transactions decreased 5% for the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014 while the average dollars per sales transaction increased 4%.

During the nine months ended October 31, 2015, net sales from the construction segment increased $91.1 million or 144.9% compared to the nine months ended November 1, 2014 due to an increase in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	$ Change 2015-2014	$ Change 2015-2014
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$27,448	$29,431	$78,176	$85,178	$(1,983)	$(7,002)
Shipping and handling income	5,420	4,874	17,219	14,931	546	2,288
Leased department income	1,570	2,018	4,983	6,068	(448)	(1,085)
Other	3,344	2,690	14,076	8,443	654	5,633
	37,782	39,013	114,454	114,620	(1,231)	(166)
Construction segment	418	350	737	374	68	363
Total service charges and other income	$38,200	$39,363	$115,191	$114,994	$(1,163)	$197

Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance.  Income from the alliances decreased during the three months ended October 31, 2015 compared to the three months ended November 1, 2014 primarily due to increased credit losses. Income from the alliances decreased during the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014 primarily due to increased credit losses partially resulting from the portfolio transition.

Gross Profit

(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$520,033	$533,679	$(13,646)	(2.6)%
Construction segment	1,701	1,659	42	2.5
Total gross profit	$521,734	$535,338	$(13,604)	(2.5)%

Nine months ended
Retail operations segment	$1,622,672	$1,642,370	$(19,698)	(1.2)%
Construction segment	5,583	3,273	2,310	70.6
Total gross profit	$1,628,255	$1,645,643	$(17,388)	(1.1)%

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gross profit as a percentage of segment net sales:
Retail operations segment	37.6%	37.5%	37.2%	37.1%
Construction segment	3.2	4.4	3.6	5.2
Total gross profit as a percentage of net sales	36.4	36.7	36.0	36.7

Gross profit as a percentage of net sales declined 30 basis points and 68 basis points of sales during the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014.

Gross profit from retail operations improved 11 basis points of sales during the three month comparable period. Gross margin improved moderately in men's apparel and accessories. Gross margin was essentially flat in cosmetics, home and furniture, shoes and ladies' apparel. Gross margin declined slightly in juniors' and children's apparel and declined moderately in ladies' accessories and lingerie.

Gross profit from retail operations remained essentially flat as a percentage of sales during the nine month comparable periods. Gross margin improved slightly in men’s apparel and accessories and home and furniture. Gross margin was essentially flat in cosmetics, juniors’ and children’s apparel, shoes and ladies' apparel. Gross margin in ladies' accessories and lingerie declined moderately.

Gross profit from the construction segment improved $2.3 million during the nine months ended October 31, 2015, respectively, due to increased sales over the comparable prior nine month period.

Inventory increased 6% in both total and comparable stores as of October 31, 2015 compared to November 1, 2014.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $7 million for the three and nine months ended October 31, 2015.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$411,362	$411,272	$90	—%
Construction segment	1,353	987	366	37.1
Total SG&A	$412,715	$412,259	$456	0.1%

Nine months ended
Retail operations segment	$1,216,621	$1,202,448	$14,173	1.2%
Construction segment	3,932	3,921	11	0.3
Total SG&A	$1,220,553	$1,206,369	$14,184	1.2%

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
SG&A as a percentage of segment net sales:
Retail operations segment	29.8%	28.9%	27.9%	27.2%
Construction segment	2.6	2.6	2.6	6.2
Total SG&A as a percentage of net sales	28.8	28.2	27.0	26.9

SG&A increased $0.5 million or 53 basis points of sales during the three months ended October 31, 2015 compared to the three months ended November 1, 2014. SG&A from retail operations increased $0.1 million or 86 basis points of sales during the three months ended October 31, 2015 compared to the three months ended November 1, 2014. This dollar increase was primarily due to an increase in selling payroll ($1.9 million) and insurance expense ($1.6 million) partially offset by a decrease in advertising expense ($1.7 million).

SG&A increased $14.2 million or 10 basis points of sales during the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014. SG&A from retail operations increased $14.2 million or 66 basis points of sales during the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014. This increase was primarily due to an increase in selling payroll ($14.5 million) and services purchased expense ($5.2 million) partially offset by decreased advertising expense ($4.4 million) and communications expense ($1.9 million).

Depreciation and Amortization

(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$65,437	$62,639	$2,798	4.5%
Construction segment	163	75	88	117.3
Total depreciation and amortization	$65,600	$62,714	$2,886	4.6%

Nine months ended
Retail operations segment	$186,915	$186,507	$408	0.2%
Construction segment	338	224	114	50.9
Total depreciation and amortization	$187,253	$186,731	$522	0.3%

The increase in depreciation and amortization expense for the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014 was primarily due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$14,887	$14,606	$281	1.9%
Construction segment	(15)	(8)	(7)	(87.5)
Total interest and debt expense, net	$14,872	$14,598	$274	1.9%

Nine months ended
Retail operations segment	$44,908	$45,672	$(764)	(1.7)%
Construction segment	(44)	(30)	(14)	(46.7)
Total interest and debt expense, net	$44,864	$45,642	$(778)	(1.7)%

The increase in net interest and debt expense for the three months ended October 31, 2015 compared to the three months ended November 1, 2014 was primarily attributable to a decrease in capitalized interest. The decrease in net interest and debt expense for the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014 was primarily attributable to an increase in capitalized interest. Total weighted average debt increased approximately $11.5 million and $6.0 million for the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014, respectively.

Gain on Disposal of Assets

(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(9,395)	$(5,923)	$(3,472)
Construction segment	(5)	—	(5)
Total gain on disposal of assets	$(9,400)	$(5,923)	$(3,477)

Nine months ended
Retail operations segment	$(9,489)	$(6,362)	$(3,127)
Construction segment	(6)	—	(6)
Total gain on disposal of assets	$(9,495)	$(6,362)	$(3,133)

During the three months ended October 31, 2015 the Company received proceeds of $19.2 million primarily from the sale of three store locations, resulting in a gain of $9.4 million that was recorded in gain on disposal of assets.

During the three months ended November 1, 2014, the Company received proceeds of $9.9 million from the sale of a store location, resulting in a gain of $5.9 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.3% for the three months ended October 31, 2015 and November 1, 2014.  During the three months ended October 31, 2015 and November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.7% and 35.3% for the nine months ended October 31, 2015 and November 1, 2014, respectively.  During the nine months ended October 31, 2015 and November 1, 2014, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company expects the fiscal 2015 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2015 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 31, 2015 and November 1, 2014 follows:

	Nine Months Ended
(in thousands of dollars)	October 31, 2015	November 1, 2014	$ Change
Operating Activities	$83,291	$209,902	$(126,611)
Investing Activities	(115,161)	(119,310)	4,149
Financing Activities	(271,772)	(235,825)	(35,947)
Total Cash Provided	$(303,642)	$(145,233)	$(158,409)

Net cash flows from operations decreased $126.6 million during the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014.  This decline was primarily attributable to a decrease of $108.3 million related to changes in working capital items, primarily due to increases in inventories and decreases in income taxes payable.

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

The Company received income of approximately $78.2 million and $85.2 million from the Wells Fargo Alliance and former Synchrony Alliance during the nine months ended October 31, 2015 and November 1, 2014, respectively.

During the nine months ended November 1, 2014, the Company received proceeds of $9.9 million from the sale of a store location, resulting in a gain of $5.9 million that was recorded in gain on disposal of assets. The cash proceeds from this sale were originally held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Condensed Consolidated Statements of Cash Flows. During the nine months ended October 31, 2015, payments of $7.3 million were made from restricted cash for like-kind property.

During the nine months ended October 31, 2015 the Company received proceeds of $19.4 million primarily from the sale of three store locations, resulting in a gain of $9.5 million that was recorded in gain on disposal of assets.

Capital expenditures were $141.9 million and $124.1 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.  The current year expenditures were primarily for the construction of new stores and the remodeling of existing stores.  Capital expenditures for fiscal 2015 are expected to be approximately $150 million compared to actual expenditures of $152 million during fiscal 2014.

In August, the Company opened its new 200,000 square foot location at Fashion Place in Murray, Utah. The store replaced a 190,000 square foot location at the same center. In October, the Company opened its 155,000 square foot store location at Liberty Center in Cincinnati, Ohio as well as its 126,000 square foot location at Fremaux Town Center in Slidell, Louisiana.

Two clearance stores comprising 245,000 square feet were closed during the nine months ended October 31, 2015. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $100.1 million as of October 31, 2015.  In May 2015, as part of our overall liquidity management strategy and for peak working capital requirements, the Company entered into a new $1.0 billion senior unsecured revolving credit facility, replacing the secured credit facility. The new credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. Currently, the the rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0.

At October 31, 2015, $126.0 million in borrowings were outstanding and letters of credit totaling $28.1 million were issued under the credit agreement.  The weighted average interest rate under the credit agreement at October 31, 2015 was 1.56%.

During the nine months ended October 31, 2015, the Company repurchased 3.7 million shares of Class A Common Stock at an average price of $102.52 per share for $382.5 million.  During the nine months ended November 1, 2014, the Company repurchased 2.8 million shares of stock for $290.4 million at an average price of $104.44 per share under the Company's stock repurchase plans.  At October 31, 2015, $117.5 million of authorization remained under the Company's stock repurchase plans.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2015, the Company expects to finance its capital expenditures and its working capital requirements, including stock repurchases, from cash on hand, cash flows generated from operations and utilization of the credit facility. Depending on conditions in the capital markets and other factors, the Company may from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 3, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2015 through August 29, 2015	585,199	96.31	585,199	235,694,342
August 30, 2015 through October 3, 2015	908,587	90.66	908,587	153,325,203
October 4, 2015 through October 31, 2015	394,250	90.86	394,250	117,505,419
Total	1,888,036	$92.45	1,888,036	$117,505,419

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
During the three months ended October 31, 2015, the Company repurchased 1.9 million shares totaling $174.6 million. Reference is made to the discussion in Note 7, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	December 3, 2015	/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer

/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer