Form 10-K
period 2016-01-30
DILLARDS INC
filed 2016-03-23
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2015: $3,158,176,418.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2016:

CLASS A COMMON STOCK, $0.01 par value	31,909,989
CLASS B COMMON STOCK, $0.01 par value	4,010,401
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2016 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 30, 2016, we operated 297 Dillard's stores, including 24 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2015	Fiscal 2014	Fiscal 2013
Retail operations segment:
Cosmetics	14%	14%	15%
Ladies' apparel	22	22	22
Ladies' accessories and lingerie	16	16	16
Juniors' and children's apparel	8	9	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	4	5
	97	98	99
Construction segment	3	2	1
Total	100%	100%	100%
Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.
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
Synchrony Financial ("Synchrony"; formerly GE Consumer Finance) owned and managed Dillard's private label credit cards, including credit cards co-branded with American Express (collectively "private label cards"), under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following this scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. We participate in the marketing of the private label cards and accept payments on the private label cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo. The Wells Fargo Alliance expires in fiscal 2024.
We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts and advance notice of sale events. Wells Fargo maintains the loyalty program that rewards customers for private label card usage.
Our earnings depend to a significant extent on the results of operations for the last quarter of our fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.
As of January 30, 2016, we employed approximately 40,000 full-time and part-time associates, of which approximately 47% were part-time. The number of associates varies during the year, especially during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers, but we consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2015, 2014 and 2013 ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and each contained 52 weeks.
The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") and should not be considered to be a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. website: www.dillards.com.
We have adopted a Code of Conduct and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Code of Conduct, Corporate Governance Guidelines, Social Accountability Policy, our most recent Social Accountability Report and committee charters for the Audit Committee of the Board of Directors and the Stock Option and Executive Compensation Committee of the Board of Directors.
Our corporate offices are located at 1600 Cantrell Road, Little Rock, Arkansas 72201, telephone: 501-376-5200.

ITEM 1A.    RISK FACTORS.
The risks described in this Item 1A, Risk Factors, of this Annual Report could materially and adversely affect our business, financial condition and results of operations.
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
We conduct our retail merchandise business under highly competitive conditions. Competition is characterized by many factors including location, reputation, fashion, merchandise assortment, advertising, operating efficiency, price, quality, customer service and credit availability. We have numerous competitors nationally, locally and on the Internet, including conventional department stores, specialty retailers, off-price and discount stores, boutiques, mass merchants, and Internet and mail-order retailers. Although we are a large regional department store, some of our competitors are larger than us with greater financial resources and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Additionally, we compete in certain markets with a substantial number of retailers that specialize in one or more types of merchandise that we sell. In recent years, competition has intensified as a result of reduced discretionary consumer spending, increased promotional activity, deep price discounting, and few barriers to entry. Also, online retail shopping continues to rapidly evolve, and we continue to expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We anticipate that intense competition will continue from both existing competitors and new entrants. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.
Changes in economic, financial and political conditions, and the resulting impact on consumer confidence and consumer spending, could have an adverse effect on our business and results of operations.
The retail merchandise business is highly sensitive to changes in overall economic and political conditions that impact consumer confidence and spending. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Due to the Company's concentration of stores in energy producing regions, recent declining conditions in these regions could adversely affect the Company's sales. Consumer purchases of discretionary items and other retail products generally decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic could also have an adverse effect on our results of operations.
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

Fluctuations in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.
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
All of our suppliers must comply with our supplier compliance programs and applicable laws, including consumer and product safety laws, but we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse effect on our business. Additionally, although we diversify our sourcing and production, the failure of any supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, could impact our ability to flow merchandise to our stores or directly to consumers in the right quantities at the right time, which could adversely affect our profitability and could result in damage to our reputation and translate into sales losses.
A decrease in cash flows from our operations and constraints to accessing other financing sources could limit our ability to fund our operations, capital projects, interest and debt repayments, stock repurchases and dividends.
Our business depends upon our operations to generate strong cash flow and to some extent upon the availability of financing sources to supply capital to fund our general operating activities, capital projects, interest and debt repayments, stock repurchases and dividends. Our inability to continue to generate sufficient cash flows to support these activities or the lack of available financing in adequate amounts and on appropriate terms when needed could adversely affect our financial performance including our earnings per share.
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
In order to generate customer traffic and for convenience of our customers, we locate our stores in desirable locations within shopping malls and open air centers. Our stores benefit from the abilities that our Company, other anchor tenants and other area attractions have to generate consumer traffic. They also benefit from the continuing popularity of shopping malls as shopping destinations. Adverse changes in the development of new shopping malls in the United States, the availability or cost of appropriate locations within existing or new shopping malls, competition with other retailers for prominent locations, the success of individual shopping malls and the success or failure of other anchor tenants, or the continued popularity of shopping malls may impact our ability to maintain or grow our sales in our existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.
Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.
We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our real estate assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area. Additionally, we are subject to potential liability for environmental conditions on the property that we own or lease. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 75 stores along the Gulf and Atlantic coasts that are covered by third party insurance but are self-insured for property and merchandise losses related to "named storms"; therefore, repair and replacement costs will be borne by us for damage to any of these stores from "named storms".
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

We have a longstanding Information Security Program committed to regular risk assessment practices surrounding the protection of confidential data. This program includes network segmentation and access controls around the computer resources that house confidential data. We continue to evaluate the security environment surrounding the handling and control of our critical data, especially the private data we receive from our customers, and we institute additional measures to help protect us from a privacy breach.
Despite our security measures, it is possible that unauthorized persons (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) might defeat our security measures, those of Wells Fargo or of our other third party service providers or vendors, and obtain personal information of customers, employees or others. We have purchased Network Security and Cyber Liability insurance to provide some financial protection should a privacy breach occur; however, such a compromise, whether in our information security system or our third party service providers or vendors, resulting in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, employees and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.
Litigation with customers, employees and others could harm our reputation and impact operating results.
In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, class-action allegations brought under various consumer protection, employment, and privacy and information security laws. Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store or from product defects, and we are also subject to lawsuits filed by patent holders alleging patent infringement. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome.
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
The Company's expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact the Company's financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Many of our employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so as a result of recent changes to healthcare laws in the United States. Such changes include potential penalties on persons for not obtaining healthcare coverage. Additionally, employees may be ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer's plan. If a large portion of eligible employees who currently choose not to participate in our plans choose to enroll as a result of the law change, it may significantly increase our healthcare coverage costs, or we may not be able to offer competitive health care benefits to attract and retain employees; either of which could have an adverse effect on our reputation and have a negative impact on our financial results.
The Company depends on its ability to attract and retain quality employees, and failure to do so could adversely affect our ability to execute our business strategy and our operating results.
The Company's business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, changing demographics, prevailing wage rates, and current or future minimum wage and health care reform legislation. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company's ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company's business and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At January 30, 2016, we operated 297 stores in 29 states totaling approximately 50.1 million square feet of which we owned approximately 44.4 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 30, 2016:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	39	1	2	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	6	3	1	2	—
Kentucky	6	5	1	—	—
Louisiana	15	14	1	—	—
Missouri	10	7	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	14	13	1	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	5	5	—	—	—
Ohio	14	11	3	—	—
Oklahoma	10	6	4	—	—
South Carolina	8	8	—	—	—
Tennessee	10	8	1	—	1
Texas	59	43	10	1	5
Utah	5	4	1	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	297	246	33	11	7

At January 30, 2016, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, AR	400,000	Owned
	Gilbert, AZ	295,000	Owned
	Valdosta, GA	370,000	Owned
	Olathe, KS	500,000	Owned
	Salisbury, NC	355,000	Owned
	Ft. Worth, TX	700,000	Owned
Internet Fulfillment Center	Maumelle, AR	850,000	Owned
Dillard's Executive Offices	Little Rock, AR	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, AR	25,000	Owned
CDI Storage Facilities	Maumelle, AR	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12 and 13 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 23, 2016, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
The following table lists the names and ages of all executive officers of the Company, the nature of any family relationship between them and the Company's CEO and all positions and offices with the Company presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	71	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	66	Director; President	1998	Brother of William Dillard, II
Mike Dillard	64	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	69	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson (1)	44	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts (2)	53	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
William Dillard, III	45	Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	57	Senior Vice President	2015	Sister of William Dillard, II
Dean L. Worley (3)	50	Vice President; General Counsel	2012	None
Mike McNiff	63	Vice President	1995	None
Brant Musgrave (4)	43	Vice President	2014	None
David Terry (5)	66	Vice President	2011	None
_______________________________________________________________________________

(1)
Mr. Johnson served as Vice President of Accounting from 2006 to 2012 and served as Vice President of Real Estate from 2012 to 2015. In 2015, he was promoted to Senior Vice President and Co-Principal Financial Officer. Since 2008, Mr. Johnson has also served as Chief Financial Officer of CDI, the Company's wholly-owned general contracting construction subsidiary.

(2)	Mr. Watts served as Vice President of Tax from 2002 to 2015. In 2015, he was promoted to Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer.

(3)	Mr. Worley served as Assistant General Counsel from 1996 to 2012. In 2012, he was promoted to Vice President and General Counsel.

(4)	Mr. Musgrave served as a Regional Vice President of Stores from 2007 to 2014. In 2014, he was promoted to Corporate Vice President of Stores.

(5)	Mr. Terry served as Regional President of Merchandising from 2006 to 2011. In 2011, he was promoted to Corporate Vice President of Merchandising.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2015 and 2014 are presented in the table below:

	2015		2014		Dividends per Share
Fiscal Quarter	High	Low	High	Low	2015	2014
First	$144.21	$111.55	$100.02	$82.75	$0.06	$0.06
Second	133.92	98.11	122.77	93.85	0.06	0.06
Third	103.09	85.61	125.17	100.00	0.07	0.06
Fourth	91.22	60.66	126.83	104.87	0.07	0.06
While the Company expects to continue paying quarterly cash dividends during fiscal 2016, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of February 27, 2016, there were 2,869 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2015 through November 28, 2015	754,354	$76.17	754,354	$60,046,391
November 29, 2015 through January 2, 2016	821,300	73.11	821,300	—
January 3, 2016 through January 30, 2016	—	—	—	—
Total	1,575,654	$74.58	1,575,654	$—

In November 2014, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock plan ("November 2014 Stock Plan").  This authorization permited the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The authorization had no expiration date. There was no remaining availability pursuant to the November 2014 Stock Plan as of January 30, 2016.
Reference is made to the discussion in Note 9 in the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report, which information is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the Company's equity compensation plans is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information".

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 28, 2011 (the last trading day prior to the start of fiscal 2011) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
400
300
200
100
0
Dollars
Base Year
2011
2012
2013
2014
2015
Fiscal Year
Dillard's
S&P 500
S&P 500 Department Stores

	2011	2012	2013	2014	2015
Dillard's, Inc.	$115.23	$231.86	$241.23	$322.23	$198.24
S&P 500	105.33	124.18	151.12	176.64	173.21
S&P 500 Department Stores	112.90	115.63	136.63	176.65	125.97

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2015	2014	2013	2012*	2011
Net sales	$6,595,626	$6,621,054	$6,531,647	$6,593,169	$6,263,600
Percent change	—%	1%	(1)%	5%	2%
Cost of sales	4,350,805	4,272,605	4,223,715	4,247,108	4,047,269
Percent of sales	66.0%	64.5%	64.7%	64.4%	64.6%
Interest and debt expense, net	60,923	61,306	64,505	69,596	72,059
Income before income taxes and income on and equity in losses of joint ventures	408,784	510,768	496,224	479,750	396,669
Income taxes (benefit)	140,770	179,480	173,400	145,060	(62,518)
Income on and equity in losses of joint ventures	1,356	565	847	1,272	4,722
Net income	269,370	331,853	323,671	335,962	463,909
Net income per diluted common share	6.91	7.79	7.10	6.87	8.52
Dividends per common share	0.26	0.24	0.22	5.20	0.19
Book value per common share	49.98	49.02	45.33	41.24	41.50
Average number of diluted shares outstanding	39,004,500	42,603,236	45,586,087	48,910,946	54,448,065
Accounts receivable	47,138	56,510	30,840	31,519	28,708
Merchandise inventories	1,374,505	1,374,481	1,345,321	1,294,581	1,304,124
Property and equipment, net	1,939,832	2,029,171	2,134,200	2,287,015	2,440,266
Total assets	3,865,625	4,170,071	4,050,739	4,048,744	4,306,137
Long-term debt	614,785	614,785	614,785	614,785	614,785
Capital lease obligations	7,269	5,919	6,759	7,524	9,153
Other liabilities	238,980	250,455	228,439	233,492	245,218
Deferred income taxes	258,070	278,999	314,162	317,038	376,091
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,795,305	2,019,270	1,992,197	1,970,175	2,052,019
Number of stores
Opened	3	2	—	—	—
Closed	3	1	6	2	4
Total—end of year	297	297	296	302	304
___________________________________

*	Fiscal 2012 contains 53 weeks.
The items below are included in the Selected Financial Data.
2015
A $12.6 million pretax gain ($8.1 million after tax or $0.21 per share) primarily related to the sale of four retail store locations.
2014
A $5.9 million pretax gain ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.

2013
The items below amount to a net $7.9 million pretax gain ($5.1 million after tax gain or $0.11 per share).

•	an $11.7 million pretax gain ($7.6 million after tax or $0.17 per share) related to the sale of an investment (see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof).

•
a $5.4 million pretax charge ($3.5 million after tax or $0.08 per share) for asset impairment and store closing charges related to the write-down of certain cost method investments (see Note 13 in the "Notes to Consolidated Financial Statements" in Item 8 hereof).

•	a $1.5 million pretax gain ($1.0 million after tax or $0.02 per share) related to a pension adjustment (see Note 8 in the "Notes to Consolidated Financial Statements" in Item 8 hereof).
2012
The items below amount to a net $9.8 million pretax gain ($26.2 million after tax gain or $0.54 per share).

•	an $11.4 million pretax gain ($7.4 million after tax or $0.15 per share) related to the sale of three former retail store locations.

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
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2015, 2014 and 2013 reporting periods presented and discussed below ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and each contained 52 weeks.
EXECUTIVE OVERVIEW
Fiscal 2015
The Company's performance during fiscal 2015 was difficult. Sales were less than planned, but the Company worked to control inventory during an unusually competitive environment. Comparable retail sales decreased 2% over last year, and gross profit from retail operations decreased 107 basis points of net retail sales as a result of increased markdowns. Consolidated selling, general and administrative expenses increased 19 basis points of net sales, primarily as a result of increased selling payroll, which was partially offset by decreased advertising expense. Net income decreased to $269.4 million, or $6.91 per share, during fiscal 2015 from $331.9 million, or $7.79 per share, in the prior year.
Included in net income for fiscal 2015 is a pre-tax gain of $12.6 million ($8.1 million after tax or $0.21 per share) related to the sale of four retail store locations.
Included in net income for fiscal 2014 is a $5.9 million pretax gain ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.
During fiscal 2015, the Company repurchased $500 million, or 5.3 million shares, of Class A Common Stock under the November 2014 Stock Plan, with no authorization remaining at January 30, 2016.
As of January 30, 2016, we had working capital of $917.7 million (including cash and cash equivalents of $202.9 million) and $814.8 million of total debt outstanding, excluding capital lease obligations, with no scheduled maturities until late fiscal 2017. We operated 273 Dillard's locations, 24 clearance centers and one Internet store as of January 30, 2016.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales (in millions)	$6,595.6	$6,621.1	$6,531.6
Gross profit (in millions)	$2,244.8	$2,348.4	$2,307.9
Gross profit as a percentage of net sales	34.0%	35.5%	35.3%
Retail gross profit as a percentage of net sales	35.0%	36.1%	35.7%
Selling, general and administrative expenses as a percentage of net sales	25.3%	25.1%	25.0%
Cash flow from operations (in millions)	$450.2	$611.6	$501.8
Total retail store count at end of period	297	297	296
Retail sales per square foot	$130	$131	$130
Retail stores sales trend	(2)%	1%	1%
Comparable retail store sales trend	(2)%	1%	1%
Comparable retail store inventory trend	—%	2%	5%
Retail merchandise inventory turnover	2.7	2.8	2.8

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

2016 Guidance
A summary of management's estimates of key financial measures for fiscal 2016 is shown below.

(in millions of dollars)	Fiscal 2016 Estimated	Fiscal 2015 Actual
Depreciation and amortization	$250	$250
Rentals	27	27
Interest and debt expense, net	61	61
Capital expenditures	150	166
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
Interest and debt expense, net.    Interest and debt expense includes interest, net of interest income, relating to the Company's unsecured notes, subordinated debentures and borrowings under the Company's credit facility. Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on capital lease obligations.
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

Critical Accounting Policies and Estimates
The Company's significant accounting policies are also described in Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates.
Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Company's consolidated financial statements.
Merchandise inventory.    Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 30, 2016 and January 31, 2015, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2015, 2014 or 2013. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $11 million for fiscal 2015.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $4.9 million and $5.0 million as of January 30, 2016 and January 31, 2015, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2015, 2014 or 2013.
The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $105 million, $112 million and $113 million from the alliances in fiscal 2015, 2014 and 2013, respectively. The Company participates in the marketing of the private label credit cards and accepts payments on the private label credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 30, 2016 and January 31, 2015, insurance accruals of $44.4 million and $45.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2015 and 2014, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net earnings by $3.0 million for fiscal 2015.
Long-lived assets.    The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant changes in the manner of our use of assets or the strategy for the overall business;

•	Significant negative industry or economic trends;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses; and

•	Store closings.
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
The total amount of unrecognized tax benefits as of January 30, 2016 and January 31, 2015 was $4.3 million and $4.8 million, respectively, of which $2.5 million and $2.6 million, respectively, would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2013 and forward and for major state tax jurisdictions are 2012 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate increased to 4.2% as of January 30, 2016 from 3.5% as of January 31, 2015. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $184.8 million is appropriately stated as of January 30, 2016; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $12.6 million. The Company expects to make a contribution to the pension plan of approximately $4.0 million in fiscal 2016. The Company expects pension expense to be approximately $12.8 million in fiscal 2016 with a liability of $193.6 million at January 28, 2017.
RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 30, 2016		January 31, 2015		February 1, 2014
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,595,626	100.0%	$6,621,054	100.0%	$6,531,647	100.0%
Service charges and other income	158,919	2.4	159,075	2.4	160,130	2.5
	6,754,545	102.4	6,780,129	102.4	6,691,777	102.5
Cost of sales	4,350,805	66.0	4,272,605	64.5	4,223,715	64.7
Selling, general and administrative expenses	1,669,916	25.3	1,663,859	25.1	1,632,036	25.0
Depreciation and amortization	250,011	3.8	250,683	3.8	255,490	3.9
Rentals	26,732	0.4	26,977	0.4	26,833	0.4
Interest and debt expense, net	60,923	0.9	61,306	0.9	64,505	1.0
Gain on disposal of assets	(12,626)	(0.2)	(6,069)	(0.1)	(12,379)	(0.2)
Asset impairment and store closing charges	—	—	—	0.0	5,353	0.1
Income before income taxes and income on and equity in losses of joint ventures	408,784	6.2	510,768	7.7	496,224	7.6
Income taxes	140,770	2.1	179,480	2.7	173,400	2.7
Income on and equity in losses of joint ventures	1,356	—	565	—	847	—
Net income	$269,370	4.1%	$331,853	5.0%	$323,671	5.0%

Sales

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales:
Retail operations segment	$6,388,769	$6,490,387	$6,439,304
Construction segment	206,857	130,667	92,343
Total net sales	$6,595,626	$6,621,054	$6,531,647
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2015 - 2014	Fiscal 2014 - 2013
Retail operations segment
Cosmetics	(0.9)%	(0.3)%
Ladies' apparel	(1.3)	2.2
Ladies' accessories and lingerie	(1.2)	0.8
Juniors' and children's apparel	(1.0)	3.9
Men's apparel and accessories	(2.4)	1.6
Shoes	(0.5)	0.8
Home and furniture	(7.4)	(9.9)
Construction segment	58.3	41.5

2015 Compared to 2014
Net sales from the retail operations segment decreased $101.6 million during fiscal 2015 as compared to fiscal 2014, decreasing 2% in both total and comparable stores. During fiscal 2015, sales of ladies' apparel, ladies' accessories and lingerie, shoes, juniors' and children's apparel and cosmetics decreased slightly from the prior year. Sales of men's apparel and accessories decreased moderately over the prior year. Sales of home and furniture declined significantly from last year.
The number of sales transactions during fiscal 2015 decreased 5% over fiscal 2014 while the average dollars per sales transaction increased 3%.
Net sales from the construction segment increased $76.2 million or 58% during fiscal 2015 as compared to fiscal 2014 due to an increase in construction projects. The backlog of awarded construction contracts at January 30, 2016 totaled $167.3 million, decreasing approximately 45% from January 31, 2015.
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

Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2015, 2014 and 2013 was 21.7%, 21.6% and 21.5% of total net sales, respectively.
Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013	2015 - 2014	2014 - 2013	2015 - 2014	2014- 2013
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$105.4	$111.6	$113.1	$(6.2)	$(1.5)	(5.6)%	(1.3)%
Leased department income	7.2	8.7	9.2	(1.5)	(0.5)	(17.2)	(5.4)
Shipping and handling income	26.1	22.3	20.3	3.8	2.0	17.0	9.9
Other	17.7	15.6	17.2	2.1	(1.6)	13.5	(9.3)
	156.4	158.2	159.8	(1.8)	(1.6)	(1.1)	(1.0)
Construction segment	2.5	0.9	0.3	1.6	0.6	177.8	200.0
Total	$158.9	$159.1	$160.1	$(0.2)	$(1.0)	(0.1)%	(0.6)%
2015 Compared to 2014
Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased $6.2 million in fiscal 2015 compared to fiscal 2014 primarily due to increased credit losses partially resulting from the portfolio transition.
2014 Compared to 2013
Income from the alliances decreased $1.5 million in fiscal 2014 compared to fiscal 2013 primarily due to increased credit losses and the discontinuation of a credit product previously offered by Synchrony partially offset by increases in finance charge income.
Gross Profit

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Gross profit:
Retail operations segment	$2,237,077	$2,342,109	$2,301,271
Construction segment	7,744	6,340	6,661
Total gross profit	$2,244,821	$2,348,449	$2,307,932
Gross profit as a percentage of segment net sales:
Retail operations segment	35.0%	36.1%	35.7%
Construction segment	3.7	4.9	7.2
Total gross profit as a percentage of net sales	34.0	35.5	35.3
2015 Compared to 2014
Gross profit as a percentage of net sales declined 144 basis points of sales during fiscal 2015 compared to fiscal 2014. Gross profit from retail operations declined 107 basis points of segment net sales during the same periods primarily due to increased markdowns.
During fiscal 2015, gross margin declined slightly in juniors' and children's apparel and in men's apparel and accessories. Gross margin declined moderately in ladies' accessories and lingerie and home and furniture. Gross margin was essentially flat in cosmetics, ladies' apparel and shoes.
Gross profit from the construction segment increased $1.4 million but declined, on a percentage basis, by 111 basis points of segment net sales. The decrease as a percentage of sales was due to lower fee percentages on new larger contracts.

Inventory in comparable stores remained flat at January 30, 2016 compared to January 31, 2015.
2014 Compared to 2013
Gross profit improved 14 basis points of sales during fiscal 2014 compared to fiscal 2013. Gross profit from retail operations improved 35 basis points of segment net sales during the same periods primarily due to increased initial markups.
During fiscal 2014, gross margin improved slightly in juniors' and children's apparel and ladies' apparel. Gross margin was essentially flat in all other product categories.
Inventory in comparable stores increased 2% as of January 31, 2015 compared to February 1, 2014.
Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
SG&A:
Retail operations segment	$1,664,301	$1,658,994	$1,627,053
Construction segment	5,615	4,865	4,983
Total SG&A	$1,669,916	$1,663,859	$1,632,036
SG&A as a percentage of segment net sales:
Retail operations segment	26.1%	25.6%	25.3%
Construction segment	2.7	3.7	5.4
Total SG&A as a percentage of net sales	25.3	25.1	25.0
2015 Compared to 2014
SG&A increased $6.1 million or 19 basis points of sales during fiscal 2015 compared to fiscal 2014. The increase was primarily driven by increased selling payroll expense ($15.1 million) partially offset by decreased advertising expense ($6.2 million).
2014 Compared to 2013
SG&A increased $31.8 million or 14 basis points of sales during fiscal 2014 compared to fiscal 2013. The increase was most noted in payroll and payroll related taxes ($34.1 million), primarily of selling payroll as the Company focused on increasing pay for selling associates, partially offset by reduced advertising expenditures ($9.0 million).
Depreciation and Amortization

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Depreciation and amortization:
Retail operations segment	$249,508	$250,371	$255,240
Construction segment	503	312	250
Total depreciation and amortization	$250,011	$250,683	$255,490
2014 Compared to 2013
Depreciation and amortization expense decreased $4.8 million during fiscal 2014 compared to fiscal 2013, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest and debt expense (income), net:
Retail operations segment	$60,989	$61,352	$64,572
Construction segment	(66)	(46)	(67)
Total interest and debt expense, net	$60,923	$61,306	$64,505
2015 Compared to 2014
Net interest and debt expense declined $0.4 million in fiscal 2015 compared to fiscal 2014 primarily due to an increase in capitalized interest and a decrease in credit facility commitment fees, partially offset by an increase in short term borrowings. Total weighted average debt outstanding during fiscal 2015 increased approximately $28.2 million compared to fiscal 2014, due to an increase in short term borrowings of the credit facility.
2014 Compared to 2013
Net interest and debt expense declined $3.2 million in fiscal 2014 compared to fiscal 2013 primarily due to an increase in capitalized interest and lower average debt levels. Total weighted average debt outstanding during fiscal 2014 decreased approximately $32.5 million compared to fiscal 2013.
Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Gain on disposal of assets:
Retail operations segment	$(12,619)	$(6,068)	$(12,376)
Construction segment	(7)	(1)	(3)
Total gain on disposal of assets	$(12,626)	$(6,069)	$(12,379)
Fiscal 2015
During fiscal 2015, the Company received proceeds of $25.5 million primarily from the sales of four retail store locations in Huntsville, Alabama, Sandy, Utah, Tampa, Florida and Arlington, TX, resulting in a gain of $12.6 million that was recorded in gain on disposal of assets.
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

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Asset impairment and store closing charges:
Retail operations segment	$—	$—	$5,353
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$—	$5,353
Fiscal 2013
Asset impairment and store closing charges for fiscal 2013 consisted of the write-down of certain cost method investments.
Income Taxes
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was 34.3% in fiscal 2015, 35.1% in fiscal 2014, and 34.9% in fiscal 2013. The Company expects the fiscal 2016 federal and state effective income tax rate to approximate 35%.
Fiscal 2015
During fiscal 2015, income taxes included the recognition of tax benefits of approximately $2.0 million related to federal tax credits and $1.5 million due to net decreases in valuation allowances related to state net operating loss carryforwards.
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
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013	2015 - 2014	2014 - 2013
Operating Activities	$450,226	$611,589	$501,757	(26.4)%	21.9%
Investing Activities	(132,939)	(143,412)	(76,628)	7.3	(87.2)
Financing Activities	(518,170)	(301,559)	(312,055)	(71.8)	3.4
Total Cash (Used) Provided	$(200,883)	$166,618	$113,074
Operating Activities
The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.6%, 95.7% and 96.2% of total revenues in fiscal 2015, 2014 and 2013, respectively.

Operating cash inflows also include revenue and reimbursements from the Wells Fargo Alliance and former Synchrony Alliance and cash distributions from joint ventures. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
Synchrony owned and managed Dillard’s private label credit cards under the Synchrony Alliance that expired in November 2014. Following that scheduled expiration, Wells Fargo purchased the Dillard's private label card portfolio from Synchrony and began managing Dillard's private label cards under the Wells Fargo Alliance. Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

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

The Company received income of approximately $105 million, $112 million and $113 million from the Wells Fargo Alliance and former Synchrony Alliance during fiscal 2015, 2014 and 2013, respectively.
Net cash flows from operations decreased $161.4 million during fiscal 2015 compared to fiscal 2014. This decrease was primarily attributable to a decrease of $87.1 million related to changes in working capital items, primarily of decreases in trade accounts payable and accrued expenses and income taxes payable and a decrease in gross profit.
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
Capital expenditures increased $13.9 million for fiscal 2015 compared to fiscal 2014. The fiscal 2015 expenditures of $165.8 million were primarily for the remodeling of existing stores and for the construction of our three new stores: Fashion Place in Murray, Utah (200,000 square feet replacing 190,000 square feet), Fremaux Town Center in Slidell, Louisiana (126,000 square feet) and Liberty Center in Cincinnati, Ohio (155,000 square feet), all of which opened during the third quarter of fiscal 2015.
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
Capital expenditures for fiscal 2016 are expected to be approximately $150 million. These expenditures are primarily for the construction and remodeling of stores.
During fiscal 2015, we closed two clearance store locations: Madison Square Mall in Huntsville, Alabama (67,000 square feet) and Tri County Mall in Cincinnati, Ohio (178,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.
During fiscal 2015, 2014 and 2013, we received proceeds from the sale of property and equipment of $25.5 million, $14.8 million and $2.5 million, respectively, and recorded related gains of $12.6 million, $6.4 million and $0.6 million, respectively. At January 31, 2015, $7.3 million of the fiscal 2014 proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Consolidated Statements of Cash Flows. During fiscal 2015, payments of $7.3 million were made from restricted cash for like-kind property.
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
Financing Activities
Our primary source of cash inflows from financing activities is generally our $1.0 billion senior unsecured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of mortgage notes or long-term debt, capital lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities increased to $518.2 million in fiscal 2015 from $301.6 million in fiscal 2014. This increase in cash used of $216.6 million was primarily due to an increase in stock repurchases.
Cash used in financing activities decreased to $301.6 million in fiscal 2014 from $312.1 million in fiscal 2013. This increase in cash flow of $10.5 million was primarily due to a reduction in treasury stock purchases.
Stock Repurchase.    In November 2014, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("November 2014 Stock Plan"). During fiscal 2015, the Company repurchased 5.3 million shares for $500.0 million at an average price of $94.22 per share, which completed the authorization under the November 2014 Stock Plan.
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
Revolving Credit Agreement.    In May 2015, the Company entered into a new $1.0 billion senior unsecured revolving credit facility ("credit agreement"), replacing the Company's prior secured credit facility. The credit agreement expires May 13, 2020 and is available to the Company for working capital needs and general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.
The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.
No borrowings were outstanding at January 30, 2016. Letters of credit totaling $25.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $974 million at January 30, 2016. The Company had weighted-average borrowings of $41.3 million and $13.1 million and $45.5 million during fiscal 2015, 2014 and 2013, respectively.
Peak borrowings under the credit facility were $310 million during fiscal 2015.
To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At January 30, 2016, the Company was in compliance with all financial covenants related to the credit agreement.
Long-term Debt.    At January 30, 2016, the Company had $614.8 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 6.625% to 7.875% with due dates from fiscal 2017 through fiscal 2028.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2016	$—
2017	87.2
2018	161.0
2019	—
2020	—
During fiscal 2015, the Company increased its net level of outstanding debt and capital leases by $3.8 million, specifically related to capital leases, compared to a reduction of $0.8 million in fiscal 2014. No debt matured during fiscal 2015, 2014 or 2013.
Subordinated Debentures.    As of January 30, 2016, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.
Fiscal 2016 Outlook
During fiscal 2016, the Company expects to finance its capital expenditures and its working capital requirements, as well as stock repurchases and the payment of dividends from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; high levels of unemployment in various sectors; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these factors. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.
OFF-BALANCE-SHEET ARRANGEMENTS
The Company has not created, and is not party to, any special-purpose entities or off-balance-sheet arrangements for the purpose of raising capital, incurring debt or operating the Company's business. The Company does not have any off-balance-sheet arrangements or relationships that are reasonably likely to materially affect the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or the availability of capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$614,785	$—	$248,160	$—	$366,625
Interest on long-term debt	343,397	44,507	77,944	54,601	166,345
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	337,726	14,959	30,205	29,918	262,644
Capital lease obligations, including interest	12,149	3,791	5,127	2,505	726
Benefit plan participant payments	187,770	4,475	13,347	16,588	153,360
Purchase obligations(1)	1,270,193	1,270,193	—	—	—
Operating leases(2)	54,333	21,269	26,289	5,986	789
Total contractual cash obligations(3)(4)	$3,020,353	$1,359,194	$401,072	$109,598	$1,150,489
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,254.1 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 23% of minimum lease obligations in fiscal 2015.

(3)
The total liability for unrecognized tax benefits is $3.2 million, including tax, penalty, and interest. The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $26.9 million and gift card liabilities of $18.7 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	25,680	22,680	3,000	—	—
Import letters of credit	119	119	—	—	—
Total commercial commitments	$25,799	$22,799	$3,000	$—	$—
___________________________________

(1)	At January 30, 2016, letters of credit totaling $25.8 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the headings "2016 Guidance" and "Fiscal 2016 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for fiscal 2016, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

Expected Maturity Date (fiscal year)
(in thousands of dollars)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term debt	$—	$87,201	$160,959	$—	$—	$366,625	$614,785	$695,058
Average fixed interest rate	—%	6.6%	7.1%	—%	—%	7.5%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$204,080
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $1.0 billion senior unsecured revolving credit facility. Outstanding balances under this facility bear interest at a variable rate of LIBOR plus 1.375%. The Company had weighted average borrowings of $41.3 million during fiscal 2015. Based on the average amount outstanding during fiscal 2015, a 100 basis point change in interest rates would result in an approximate $0.4 million annual change to interest expense.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2016.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 30, 2016. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company will promptly disclose to its stockholders that a waiver has been granted on the Company's website. The current version of the Code of Conduct is available free of charge on the Company's website, www.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company's corporate executive offices at 1600 Cantrell Rd, Little Rock, AR 72201.
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2015 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,756,907
Total	—	$—	8,756,907
___________________________________

*	Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

•	1990 Incentive and Nonqualified Stock Option Plan

•	1998 Incentive and Nonqualified Stock Option Plan

•	2000 Incentive and Nonqualified Stock Option Plan

•	Dillard's, Inc. Stock Bonus Plan

•	Dillard's, Inc. Stock Purchase Plan

•	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan
There are no non-stockholder approved plans. Balances presented in the table above are as of January 30, 2016.

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

Dillard's, Inc.
By:	/s/ PHILLIP R. WATTS
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

By:	/s/ CHRIS B. JOHNSON
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer
Date: March 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ WILLIAM DILLARD, II	/s/ CHRIS B. JOHNSON
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Chris B. Johnson Senior Vice President and Co-Principal Financial Officer

/s/ ALEX DILLARD	/s/ PHILLIP R. WATTS
Alex Dillard President and Director	Phillip R. Watts Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ MIKE DILLARD	/s/ DRUE MATHENY
Mike Dillard Executive Vice President and Director	Drue Matheny Executive Vice President and Director

/s/ ROBERT C. CONNOR	/s/ JAMES I. FREEMAN
Robert C. Connor Director	James I. Freeman Director

/s/ H. LEE HASTINGS	/s/ FRANK R. MORI
H. Lee Hastings Director	Frank R. Mori Director

/s/ REYNIE RUTLEDGE	/s/ WARREN A. STEPHENS
Reynie Rutledge Director	Warren A. Stephens Director

/s/ J. C. WATTS, JR.	/s/ NICK WHITE
J. C. Watts, Jr. Director	Nick White Director

Date: March 23, 2016

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended January 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard’s, Inc.:

We have audited Dillard’s Inc.’s (the Company) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dillard’s Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dillard’s, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016, and our report dated March 21, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard's, Inc.:
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dillard’s, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 21, 2016

Consolidated Balance Sheets
Dollars in Thousands

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$202,869	$403,752
Restricted cash	—	7,346
Accounts receivable	47,138	56,510
Merchandise inventories	1,374,505	1,374,481
Other current assets	44,371	46,353
Total current assets	1,668,883	1,888,442
Property and equipment:
Land and land improvements	64,313	67,918
Buildings and leasehold improvements	3,106,014	3,083,734
Furniture, fixtures and equipment	1,130,471	1,183,045
Buildings under construction	398	21,867
Buildings and equipment under capital leases	23,648	14,555
Less accumulated depreciation and amortization	(2,385,012)	(2,341,948)
	1,939,832	2,029,171
Other assets	256,910	252,458
Total assets	$3,865,625	$4,170,071
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$691,310	$730,422
Current portion of capital lease obligations	3,284	840
Federal and state income taxes	56,622	69,382
Total current liabilities	751,216	800,644
Long-term debt	614,785	614,785
Capital lease obligations	7,269	5,919
Other liabilities	238,980	250,455
Deferred income taxes	258,070	278,998
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A—119,767,148 and 119,731,790 shares issued; 31,909,989 and 37,181,368 shares outstanding	1,198	1,197
Common stock, Class B (convertible)—4,010,401 and 4,010,929 shares issued and outstanding	40	40
Additional paid-in capital	940,796	937,993
Accumulated other comprehensive loss	(17,118)	(31,029)
Retained earnings	3,994,211	3,734,891
Less treasury stock, at cost, Class A—87,857,159 and 82,550,422 shares	(3,123,822)	(2,623,822)
Total stockholders' equity	1,795,305	2,019,270
Total liabilities and stockholders' equity	$3,865,625	$4,170,071
See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Share Data

	Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$6,595,626	$6,621,054	$6,531,647
Service charges and other income	158,919	159,075	160,130
	6,754,545	6,780,129	6,691,777
Cost of sales	4,350,805	4,272,605	4,223,715
Selling, general and administrative expenses	1,669,916	1,663,859	1,632,036
Depreciation and amortization	250,011	250,683	255,490
Rentals	26,732	26,977	26,833
Interest and debt expense, net	60,923	61,306	64,505
Gain on disposal of assets	(12,626)	(6,069)	(12,379)
Asset impairment and store closing charges	—	—	5,353
Income before income taxes and income on and equity in losses of joint ventures	408,784	510,768	496,224
Income taxes	140,770	179,480	173,400
Income on and equity in losses of joint ventures	1,356	565	847
Net income	$269,370	$331,853	$323,671
Earnings per common share:
Basic	$6.91	$7.79	$7.10
Diluted	6.91	7.79	7.10
   See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$269,370	$331,853	$323,671
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $8,574, $(4,235) and $4,452)	13,911	(6,955)	7,201
Comprehensive income	$283,281	$324,898	$330,872
   See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, February 2, 2013	$1,197	$40	$932,495	$(31,275)	$3,099,566	$(2,031,848)	$1,970,175
Net income	—	—	—	—	323,671	—	323,671
Other comprehensive income	—	—	—	7,201	—	—	7,201
Issuance of 30,452 shares under stock bonus plans	—	—	2,713	—	—	—	2,713
Purchase of 3,851,516 shares of treasury stock	—	—	—	—	—	(301,566)	(301,566)
Cash dividends declared:
Common stock, $0.22 per share	—	—	—	—	(9,997)	—	(9,997)
Balance, February 1, 2014	1,197	40	935,208	(24,074)	3,413,240	(2,333,414)	1,992,197
Net income	—	—	—	—	331,853	—	331,853
Other comprehensive loss	—	—	—	(6,955)	—	—	(6,955)
Issuance of 24,864 shares under stock bonus plans	—	—	2,785	—	—	—	2,785
Purchase of 2,780,743 shares of treasury stock	—	—	—	—	—	(290,408)	(290,408)
Cash dividends declared:
Common stock, $0.24 per share	—	—	—	—	(10,202)	—	(10,202)
Balance, January 31, 2015	1,197	40	937,993	(31,029)	3,734,891	(2,623,822)	2,019,270
Net income	—	—	—	—	269,370	—	269,370
Other comprehensive income	—	—	—	13,911	—	—	13,911
Issuance of 34,830 shares under stock bonus plans	1	—	2,803	—	—		2,804
Purchase of 5,306,737 shares of treasury stock	—	—	—	—	—	(500,000)	(500,000)
Cash dividends declared:
Common stock, $0.26 per share	—	—	—	—	(10,050)	—	(10,050)
Balance, January 30, 2016	$1,198	$40	$940,796	$(17,118)	$3,994,211	$(3,123,822)	$1,795,305
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Operating activities:
Net income	$269,370	$331,853	$323,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	252,147	252,334	257,237
Deferred income taxes	(35,975)	(30,927)	(7,329)
Gain on disposal of assets	(12,626)	(6,069)	(12,379)
Asset impairment and store closing charges	—	—	5,353
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,372	(25,670)	679
Increase in merchandise inventories	(24)	(29,160)	(50,740)
Decrease (increase) in other current assets	2,911	1,406	(4,272)
Decrease in other assets	2,939	1,031	3,810
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(33,702)	104,923	(21,752)
(Decrease) increase in income taxes payable	(4,186)	11,868	7,479
Net cash provided by operating activities	450,226	611,589	501,757
Investing activities:
Purchase of property and equipment	(165,788)	(151,888)	(94,923)
Proceeds from disposal of assets	25,503	14,767	18,295
Decrease (increase) in restricted cash	7,346	(7,346)	—
Distribution from joint venture	—	1,055	—
Net cash used in investing activities	(132,939)	(143,412)	(76,628)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(5,299)	(784)	(1,691)
Cash dividends paid	(10,008)	(10,367)	(7,361)
Purchase of treasury stock	(500,000)	(290,408)	(301,566)
Issuance cost of line of credit	(2,863)	—	(1,437)
Net cash used in financing activities	(518,170)	(301,559)	(312,055)
(Decrease) increase in cash and cash equivalents	(200,883)	166,618	113,074
Cash and cash equivalents, beginning of year	403,752	237,134	124,060
Cash and cash equivalents, end of year	$202,869	$403,752	$237,134
Non-cash transactions:
Accrued capital expenditures	$10,909	$12,051	$9,775
Stock awards	2,803	2,785	2,713
Capital lease transactions	9,093	—	—
 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and each included 52 weeks.
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
Merchandise Inventories—Approximately 96% of the Company's inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 30, 2016 and January 31, 2015, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2015, 2014 or 2013. The remaining 4% of the inventories are valued at the lower of cost or market using the average cost or specific identified cost methods.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.
Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2015 and 2014 was $2.1 million and $1.7 million, respectively, and was immaterial during fiscal 2013. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements	20 - 40 years
Furniture, fixtures and equipment	3 - 10 years
Properties leased by the Company under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. The assets under capital leases and leasehold improvements under operating leases are amortized on the straight-line method over the shorter of their useful lives or the related lease terms. The provision for amortization of leased properties is included in depreciation and amortization expense.
Included in property and equipment as of January 30, 2016 are assets held for sale in the amount of $4.0 million. During fiscal 2015, 2014 and 2013, the Company realized gains on the disposal of property and equipment of $12.6 million, $6.4 million and $0.6 million, respectively.
Depreciation expense on property and equipment was $250 million, $251 million and $255 million for fiscal 2015, 2014 and 2013, respectively.
Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying value and useful lives continue to be appropriate.
Other Assets—Other assets include the deferred charge related to the REIT Transaction of $184.7 million and $191.8 million at January 30, 2016 and January 31, 2015, respectively. Other assets also include investments accounted for by the equity and cost methods.
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
To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability in other liabilities on the consolidated balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated income statements. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated income statement. The lease term used for lease evaluation includes renewal option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.
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
Synchrony Financial ("Synchrony"; formerly GE Consumer Finance ) owned and managed Dillard's private label credit cards under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following the scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label credit card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance is included as a component of service charges and other income. The Company received income of approximately $105 million, $112 million and $113 million from the alliances in fiscal 2015, 2014 and 2013, respectively. The Company participates in the marketing of the private label cards and accepts payments on the private label cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to Wells Fargo.
Revenue from CDI construction contracts is generally recognized by applying percentages of completion for each period to the total estimated profits for the respective contracts. The length of each contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded in the current period.
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 30, 2016 and January 31, 2015 , gift card liabilities of $60.0 million and $60.2 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $50 million, $56 million and $65 million, net of cooperative advertising reimbursements of $29.3 million, $31.6 million and $34.1 million for fiscal years 2015, 2014 and 2013, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2015.
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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory using the first-in, first out (FIFO) or average cost methods. Under this amendment, inventory under the FIFO or average cost methods should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective for the Company beginning in the first quarter of fiscal 2017. Approximately 96% of the Company's merchandise inventories are valued using the retail inventory method, which is outside the scope of ASU No. 2015-11. The remaining 4% of the Company's merchandise inventories are valued at the lower of cost or market using the average cost or specific identified cost methods, and the Company is evaluating the effect of this update on these inventory values. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the balance sheet. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to adopt the accounting standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in our consolidated financial statements were retrospectively adjusted (refer to Note 6).
Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
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

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2015	Fiscal 2014	Fiscal 2013
Retail operations segment:
Cosmetics	14%	14%	15%
Ladies' apparel	22	22	22
Ladies' accessories and lingerie	16	16	16
Juniors' and children's apparel	8	9	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	4	5
	97	98	99
Construction segment	3	2	1
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2015 Construction	Consolidated
Net sales from external customers	$6,388,769	$206,857	$6,595,626
Gross profit	2,237,077	7,744	2,244,821
Depreciation and amortization	249,508	503	250,011
Interest and debt expense (income), net	60,989	(66)	60,923
Income before income taxes and income on and equity in losses of joint ventures	404,582	4,202	408,784
Income on and equity in losses of joint ventures	1,356	—	1,356
Total assets	3,804,718	60,907	3,865,625

(in thousands of dollars)	Retail Operations	Fiscal 2014 Construction	Consolidated
Net sales from external customers	$6,490,387	$130,667	$6,621,054
Gross profit	2,342,109	6,340	2,348,449
Depreciation and amortization	250,371	312	250,683
Interest and debt expense (income), net	61,352	(46)	61,306
Income before income taxes and income on and equity in losses of joint ventures	508,730	2,038	510,768
Income on and equity in losses of joint ventures	565	—	565
Total assets	4,111,744	58,327	4,170,071

(in thousands of dollars)	Retail Operations	Fiscal 2013 Construction	Consolidated
Net sales from external customers	$6,439,304	$92,343	$6,531,647
Gross profit	2,301,271	6,661	2,307,932
Depreciation and amortization	255,240	250	255,490
Interest and debt expense (income), net	64,572	(67)	64,505
Income before income taxes and income on and equity in losses of joint ventures	494,452	1,772	496,224
Income on and equity in losses of joint ventures	847	—	847
Total assets	4,011,771	38,968	4,050,739
Intersegment construction revenues of $77.7 million, $82.5 million and $35.0 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2015, 2014 and 2013, respectively.
3. Revolving Credit Agreement
In May 2015, the Company entered into a new $1.0 billion senior unsecured revolving credit facility ("credit agreement"), replacing the secured credit facility with J. P. Morgan Securities LLC, Wells Fargo Securities, LLC, Regions Capital Markets and Citizens Bank, N.A. The facility expires May 13, 2020 and is available to the Company for working capital needs and general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.
The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.
No borrowings were outstanding at January 30, 2016. Letters of credit totaling $25.8 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $974 million at January 30, 2016. The Company had weighted-average borrowings of $41.3 million and $13.1 million during fiscal 2015 and 2014, respectively.
Peak borrowings under the credit facility were $310 million during fiscal 2015.
To be in compliance with the financial covenants of the new credit facility, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit facility agreement. At January 30, 2016, the Company was in compliance with all financial covenants related to the credit agreement.

4. Long-Term Debt
Long-term debt of $614.8 million was outstanding at January 30, 2016 and January 31, 2015. This debt consisted of unsecured notes, bearing interest rates ranging from 6.625% to 7.875% and maturing during fiscal 2017 through fiscal 2028. There are no financial covenants under any of the debt agreements.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2016	$—
2017	87.2
2018	161.0
2019	—
2020	—

Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Long-term debt:
Interest	$57,346	$57,739	$59,462
Amortization of debt expense	1,555	1,438	1,641
	58,901	59,177	61,103
Interest on capital lease obligations	588	644	796
Revolving credit facility expenses	2,739	2,719	3,628
Investment interest income	(1,305)	(1,234)	(1,022)
	$60,923	$61,306	$64,505
Interest paid during fiscal 2015, 2014 and 2013 was approximately $62.9 million, $62.9 million, $54.7 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 30, 2016	January 31, 2015
Trade accounts payable	$494,268	$530,809
Accrued expenses:
Taxes, other than income	59,138	61,341
Salaries, wages and employee benefits	57,240	59,626
Liability to customers	56,397	51,931
Interest	13,301	13,486
Rent	3,631	3,934
Other	7,335	9,295
	$691,310	$730,422
6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Federal	$173,786	$206,387	$176,291
State	2,959	4,020	4,438
	176,745	210,407	180,729
Deferred:
Federal	(33,708)	(32,051)	(8,990)
State	(2,267)	1,124	1,661
	(35,975)	(30,927)	(7,329)
	$140,770	$179,480	$173,400

A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Income tax at the statutory federal rate (inclusive of income on and equity in losses of joint ventures)	$143,549	$178,967	$173,975
State income taxes, net of federal benefit (inclusive of income on and equity in losses of joint ventures)	2,488	4,426	8,013
Net changes in unrecognized tax benefits, interest and penalties /reserves	(367)	(1,386)	(481)
Tax benefit of federal credits	(2,018)	(2,810)	(3,037)
Changes in cash surrender value of life insurance policies	(705)	(731)	(986)
Changes in valuation allowance	(1,473)	1,485	(5,501)
Tax benefit of dividends paid to ESOP	(763)	(802)	(581)
Other	59	331	1,998
	$140,770	$179,480	$173,400

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 30, 2016 and January 31, 2015 are as follows:

(in thousands of dollars)	January 30, 2016	January 31, 2015
Property and equipment bases and depreciation differences	$245,404	$265,764
Prepaid expenses	57,672	58,998
Joint venture bases differences	12,985	14,351
Differences between book and tax bases of inventory	43,116	52,486
Other	6,551	3,599
Total deferred tax liabilities	365,728	395,198
Accruals not currently deductible	(88,277)	(90,192)
Net operating loss carryforwards	(74,094)	(77,774)
State income taxes	(1,123)	(1,320)
Other	(3,361)	(1,573)
Total deferred tax assets	(166,855)	(170,859)
Net operating loss valuation allowance	52,724	54,659
Net deferred tax assets	(114,131)	(116,200)
Net deferred income taxes	$251,597	$278,998
At January 30, 2016, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $74.1 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2016 and 2036. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $52.7 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.
In the beginning of the fourth quarter of fiscal 2015, the Company elected to adopt ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the consolidated balance sheets (refer to Note 1). The Company's retrospective application resulted in the reclassification of $84.7 million net deferred tax liabilities from current deferred taxes to noncurrent deferred taxes in the consolidated balance sheet at January 31, 2015.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 30, 2016	January 31, 2015
Net deferred tax assets—other assets	$(6,473)	$—
Net deferred tax liabilities—deferred income taxes	258,070	278,998
Net deferred income taxes	$251,597	$278,998
The total amount of unrecognized tax benefits as of January 30, 2016 and January 31, 2015 was $4.3 million and $4.8 million, respectively, of which $2.5 million and $2.6 million, respectively, would, if recognized, affect the effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Unrecognized tax benefits at beginning of period	$4,806	$6,538	$5,432
Gross increases—tax positions in prior period	—	55	967
Gross decreases—tax positions in prior period	(734)	(1,689)	(733)
Gross increases—current period tax positions	317	665	1,207
Settlements	—	(545)	(335)
Lapse of statutes of limitation	(124)	(218)	—
Unrecognized tax benefits at end of period	$4,265	$4,806	$6,538
The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2013 and forward and for major state tax jurisdictions are 2012 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2015, 2014 and 2013 were approximately $183.6 million, $189.7 million and $173.8 million, respectively.
7. Subordinated Debentures
At January 30, 2016, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At January 30, 2016, the Trust has outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

8. Benefit Plans
The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $18,000 ($24,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.
The Company incurred benefit plan expense of approximately $18 million for each of fiscal 2015, 2014 and 2013.
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

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 30, 2016	January 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of year	$196,922	$173,870
Service cost	3,932	4,396
Interest cost	6,736	7,644
Actuarial (gain) loss	(18,788)	13,850
Benefits paid	(3,992)	(2,838)
Benefit obligation at end of year	$184,810	$196,922
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	3,992	2,838
Benefits paid	(3,992)	(2,838)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(184,810)	$(196,922)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(184,810)	$(196,922)
Net amount recognized	$(184,810)	$(196,922)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$27,669	$50,153
Prior service cost	—	—
Net amount recognized	$27,669	$50,153
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2016:
Net actuarial loss	$1,204
Prior service cost	—
Net amount recognized	$1,204

Accumulated benefit obligation at end of year	$(177,228)	$(188,126)
The accrued benefit liability is included in other liabilities.
The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate increased to 4.2% as of January 30, 2016 from 3.5% as of January 31, 2015. Weighted average assumptions are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Discount rate—net periodic pension cost	3.5%	4.4%	4.1%
Discount rate—benefit obligations	4.2%	3.5%	4.4%
Rate of compensation increases	3.0%	3.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Components of net periodic benefit costs:
Service cost	$3,932	$4,396	$4,237
Interest cost	6,736	7,644	6,782
Net actuarial loss	3,697	2,660	3,012
Amortization of prior service cost	—	—	96
Plan curtailment gain	—	—	(1,480)
Net periodic benefit costs	$14,365	$14,700	$12,647
Other changes in benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(22,485)	$11,190	$(4,225)
Amortization of prior service cost	—	—	(96)
Total recognized in other comprehensive (income) loss	$(22,485)	$11,190	$(4,321)
Total recognized in net periodic benefit costs and other comprehensive income or loss	$(8,120)	$25,890	$8,326
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2016	$4,027	*
2017	6,039
2018	6,453
2019	6,515
2020	9,291
2021 - 2025	57,258
Total payments for next ten fiscal years	$89,583
___________________________________
* The estimated benefit payment for fiscal 2016 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2016.

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
During fiscal 2015, the Company issued 528 shares of Class A Common Stock in exchange for 528 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation.

Stock Repurchase Programs
All repurchases of the Company's Class A Common Stock were made at the market price at the trade date and all amounts paid to reacquire these shares were allocated to Treasury Stock.
Stock Plans
The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cost of shares repurchased	$500,000	$290,408	$301,566
Number of shares repurchased	5,307	2,781	3,852
Average price per share	$94.22	$104.44	$78.30
As of January 30, 2016, no authorization remained under the Company's historical stock repurchase plans. On February 25, 2016, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock.
10. Accumulated Other Comprehensive Loss ("AOCL")

Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2015	Fiscal 2014
Defined benefit pension plan items
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial losses	3,697	2,660	(1)
	3,697	2,660	Total before tax
	1,410	1,017	Income tax expense
	$2,287	$1,643	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 8 for additional information.
Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2015	Fiscal 2014
Beginning balance	$31,029	$24,074

Other comprehensive (income) loss before reclassifications	(11,624)	8,598
Amounts reclassified from AOCL	(2,287)	(1,643)
Net other comprehensive (income) loss	(13,911)	6,955

Ending balance	$17,118	$31,029

11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.
Earnings per common share has been computed as follows:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$269,370	$269,370	$331,853	$331,853	$323,671	$323,671
Average shares of common stock outstanding	39,005	39,005	42,603	42,603	45,586	45,586
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	39,005	39,005	42,603	42,603	45,586	45,586
Per share of common stock:
Net income	$6.91	$6.91	$7.79	$7.79	$7.10	$7.10
No stock options were outstanding at January 30, 2016, January 31, 2015 and February 1, 2014.
12. Commitments and Contingencies
Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Operating leases:
Buildings:
Minimum rentals	$15,546	$15,699	$15,767
Contingent rentals	4,914	4,959	5,196
Equipment	6,272	6,319	5,870
	$26,732	$26,977	$26,833
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.
The future minimum rental commitments as of January 30, 2016 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2016	$21,269	$3,791
2017	15,748	3,699
2018	10,541	1,428
2019	4,368	1,428
2020	1,618	1,077
After 2020	789	726
Total minimum lease payments	$54,333	12,149
Less amount representing interest		(1,596)
Present value of net minimum lease payments (of which $3,284 is currently payable)		$10,553
Renewal options from three to 25 years exist on the majority of leased properties.

At January 30, 2016, the Company is committed to incur costs of approximately $16.4 million to acquire, complete and furnish certain stores and equipment.
At January 30, 2016, letters of credit totaling $25.8 million were issued under the Company's $1.0 billion revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
13. Asset Impairment and Store Closing Charges
During fiscal 2015 and 2014, no asset impairment and store closing charges were recorded.
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
The fair value of the Company's cash and cash equivalents, restricted cash and trade accounts receivable approximates their carrying values at January 30, 2016 and January 31, 2015 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 30, 2016 and January 31, 2015 were approximately $695 million and $678 million, respectively. The carrying value of the Company's long-term debt at January 30, 2016 and January 31, 2015 was approximately $615 million. The fair value of the subordinated debentures at January 30, 2016 and January 31, 2015 was approximately $204 million and $207 million, respectively. The carrying value of the subordinated debentures at January 30, 2016 and January 31, 2015 was $200 million.
During fiscal 2013, the Company recognized an impairment charge of $5.4 million on certain cost method investments. The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary. These investments are recorded in other assets on the balance sheet.
15. Quarterly Results of Operations (unaudited)

	Fiscal 2015, Three Months Ended
(in thousands of dollars, except per share data)	May 2	August 1	October 31	January 30
Net sales	$1,573,493	$1,513,778	$1,434,654	$2,073,701
Gross profit	613,074	493,447	521,734	616,566
Net income	109,571	29,950	45,744	84,105
Diluted earnings per share:
Net income	$2.66	$0.75	$1.19	$2.31

	Fiscal 2014, Three Months Ended
(in thousands of dollars, except per share data)	May 3	August 2	November 1	January 31
Net sales	$1,551,314	$1,474,484	$1,459,781	$2,135,475
Gross profit	612,090	498,215	535,338	702,806
Net income	111,683	34,449	55,231	130,490
Diluted earnings per share:
Net income	$2.56	$0.80	$1.30	$3.17

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2015 and fiscal 2014 includes the following items:
Fourth Quarter
2015

•	a $3.1 million pretax gain ($2.0 million after tax or $0.06 per share) primarily related to the sale of one retail store location.
Third Quarter
2015

•	a $9.4 million pretax gain ($6.0 million after tax or $0.16 per share) primarily related to the sale of three retail store locations.
2014

•	a $5.9 million pretax gain ($3.8 million after tax or $0.09 per share) related to the sale of a retail store location.

Exhibit Index

Number	Description
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

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

+10(e)	Dillard's, Inc. Stock Bonus Plan, as amended.

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended.

*+10(h)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

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