Form 10-Q
period 2016-04-30
DILLARDS INC
filed 2016-06-02
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 28, 2016     30,525,394
CLASS B COMMON STOCK as of May 28, 2016       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	April 30, 2016	January 30, 2016	May 2, 2015
Assets
Current assets:
Cash and cash equivalents	$150,310	$202,869	$457,622
Accounts receivable	42,532	47,138	57,522
Merchandise inventories	1,647,845	1,374,505	1,640,924
Other current assets	42,007	44,371	50,873

Total current assets	1,882,694	1,668,883	2,206,941

Property and equipment (net of accumulated depreciation and amortization of $2,437,660, $2,385,012 and $2,402,420, respectively)	1,889,318	1,939,832	2,010,281
Other assets	253,634	255,186	253,828

Total assets	$4,025,646	$3,863,901	$4,471,050

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$846,819	$691,310	$927,754
Current portion of capital lease obligations	3,305	3,284	860
Federal and state income taxes	49,762	56,622	78,750

Total current liabilities	899,886	751,216	1,007,364

Long-term debt	613,122	613,061	612,877
Capital lease obligations	7,025	7,269	5,696
Other liabilities	241,251	238,980	253,038
Deferred income taxes	252,350	258,070	265,134
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,238	1,237
Additional paid-in capital	940,796	940,796	937,993
Accumulated other comprehensive loss	(16,932)	(17,118)	(30,457)
Retained earnings	4,069,151	3,994,211	3,841,990
Less treasury stock, at cost	(3,182,241)	(3,123,822)	(2,623,822)

Total stockholders’ equity	1,812,012	1,795,305	2,126,941

Total liabilities and stockholders’ equity	$4,025,646	$3,863,901	$4,471,050

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales	$1,503,242	$1,573,493
Service charges and other income	35,555	39,925

	1,538,797	1,613,418

Cost of sales	938,579	960,419
Selling, general and administrative expenses	398,344	403,560
Depreciation and amortization	60,645	61,153
Rentals	5,990	5,757
Interest and debt expense, net	15,714	15,227
Gain on disposal of assets	(95)	(43)

Income before income taxes and income on and equity in earnings of joint ventures	119,620	167,345
Income taxes	42,200	58,040
Income on and equity in earnings of joint ventures	11	266

Net income	77,431	109,571

Retained earnings at beginning of period	3,994,211	3,734,891
Cash dividends declared	(2,491)	(2,472)

Retained earnings at end of period	$4,069,151	$3,841,990

Earnings per share:
Basic and diluted	$2.17	$2.66

Cash dividends declared per common share	$0.07	$0.06

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net income	$77,431	$109,571
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $115 and $352, respectively)	186	572

Comprehensive income	$77,617	$110,143

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Operating activities:
Net income	$77,431	$109,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	61,188	61,657
Gain on disposal of assets	(95)	(43)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,606	(1,012)
Increase in merchandise inventories	(273,340)	(266,443)
Decrease (increase) in other current assets	2,364	(4,520)
Decrease (increase) in other assets	1,117	(3,735)
Increase in trade accounts payable and accrued expenses and other liabilities	159,485	200,294
Decrease in income taxes payable	(12,580)	(4,496)

Net cash provided by operating activities	20,176	91,273

Investing activities:
Purchases of property and equipment	(17,741)	(42,161)
Proceeds from disposal of assets	167	86
Decrease in restricted cash	—	7,346

Net cash used in investing activities	(17,574)	(34,729)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(223)	(203)
Cash dividends paid	(2,512)	(2,471)
Purchase of treasury stock	(52,426)	—

Net cash used in financing activities	(55,161)	(2,674)

(Decrease) increase in cash and cash equivalents	(52,559)	53,870
Cash and cash equivalents, beginning of period	202,869	403,752

Cash and cash equivalents, end of period	$150,310	$457,622

Non-cash transactions:
Accrued capital expenditures	$3,418	$12,243
Accrued purchases of treasury stock	5,993	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017 due to, among other things, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on March 23, 2016.

Reclassifications - Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended April 30, 2016:
Net sales from external customers	$1,449,389	$53,853	$1,503,242
Gross profit	562,181	2,482	564,663
Depreciation and amortization	60,476	169	60,645
Interest and debt expense (income), net	15,730	(16)	15,714
Income before income taxes and income on and equity in earnings of joint ventures	118,779	841	119,620
Income on and equity in earnings of joint ventures	11	—	11
Total assets	3,980,286	45,360	4,025,646

Three Months Ended May 2, 2015:
Net sales from external customers	$1,518,360	$55,133	$1,573,493
Gross profit	610,993	2,081	613,074
Depreciation and amortization	61,063	90	61,153
Interest and debt expense (income), net	15,240	(13)	15,227
Income before income taxes and income on and equity in earnings of joint ventures	166,390	955	167,345
Income on and equity in earnings of joint ventures	266	—	266
Total assets	4,410,242	60,808	4,471,050

Intersegment construction revenues of $9.8 million and $22.7 million for the three months ended April 30, 2016 and May 2, 2015, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	April 30, 2016	May 2, 2015
Net income	$77,431	$109,571

Weighted average shares of common stock outstanding	35,652	41,192

Basic and diluted earnings per share	$2.17	$2.66

The Company maintains a capital structure in which common stock is the only security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended April 30, 2016 and May 2, 2015.

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

At April 30, 2016, letters of credit totaling $26.4 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.0 million to the Pension Plan during the three months ended April 30, 2016 and expects to make additional contributions to the Pension Plan of approximately $3.0 million during the remainder of fiscal 2016.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Components of net periodic benefit costs:
Service cost	$983	$983
Interest cost	1,920	1,684
Net actuarial loss	301	924
Net periodic benefit costs	$3,204	$3,591
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

At April 30, 2016, the Company maintained a $1.0 billion unsecured revolving credit facility (“credit agreement”). The credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At April 30, 2016, no borrowings were outstanding, and letters of credit totaling $26.4 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $973.6 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0. At April 30, 2016, the Company was in compliance with all financial covenants related to the credit agreement.

Note 7.  Stock Repurchase Programs

On February 25, 2016, the Company’s Board of Directors authorized the Company to repurchase $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan.  The repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions up to the dollar amount authorized in the repurchase plan.  The repurchase plan has no expiration date. The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended
	April 30, 2016	May 2, 2015
Cost of shares repurchased	$58.4	$—
Number of shares repurchased	0.7	—
Average price per share	$80.98	$—

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of April 30, 2016, $441.6 million of authorization remained under the Company's stock repurchase plan.

Note 8.  Income Taxes

During the three months ended April 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended May 2, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	April 30, 2016	May 2, 2015
Defined benefit pension plan items
Amortization of actuarial losses	$301	$924	Total before tax (1)
	115	352	Income tax expense
	$186	$572	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	April 30, 2016	May 2, 2015
Beginning balance	$17,118	$31,029

Other comprehensive income before reclassifications	—	—
Amounts reclassified from AOCL	(186)	(572)
Net other comprehensive income	(186)	(572)

Ending balance	$16,932	$30,457

Note 11.  Fair Value Disclosures

The estimated fair values of financial instruments presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices or dealer quotes.

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at April 30, 2016 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at April 30, 2016 was approximately $692 million.  The carrying value of the Company’s long-term debt at April 30, 2016 was $613.1 million.  The fair value of the Company’s subordinated debentures at April 30, 2016 was approximately $212 million.  The carrying value of the Company’s subordinated debentures at April 30, 2016 was $200.0 million.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations, as it assists in the determination of whether the entity controls the good or service before it is transferred to the customer.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies two aspects of Topic 606, including identifying performance obligations and the licensing implementation guidance, while retaining the principles for those areas.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU clarifies three aspects of Topic 606, including the objective of the collectibility criterion, the measurement date for noncash consideration and the requirements for a completed contract. The ASU also includes a practical expedient for contract modifications. Additionally, the amendments allow an entity to exclude amounts collected from customers for all sales taxes from the transaction price.

The Company is currently assessing the impact of these updates on its consolidated financial statements.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  This ASU is effective for reporting periods ending after December 15, 2016, and we plan to adopt this ASU for the annual period ending on January 28, 2017. We do not believe the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the balance sheet. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to adopt the accounting standard in the beginning of the fourth quarter of fiscal 2015. The prior period in our consolidated financial statements were retrospectively adjusted.
Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to amend ASC Topic 835. The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The Company adopted ASU No. 2015-03 during the first quarter of fiscal 2016, using retrospective application as permitted. Prior period amounts in our condensed consolidated financial statements have been reclassified to conform with current presentation. As a result, the Company reclassified $1.7 million and $1.9 million of debt issuance costs from other assets to reduce long-term debt on our condensed consolidated balance sheets at January 30, 2016 and May 2, 2015, respectively.

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to provide authoritative guidance related to line-of-credit arrangements, which were not addressed in ASU No. 2015-03. An entity may defer and present debt issuance costs related to line-of-credit arrangements as an asset. Subsequently, the debt issuance costs may be amortized as interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 at the beginning of the first quarter of fiscal 2016. The adoption of this guidance had no impact on the Company's consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 30, 2016.

EXECUTIVE OVERVIEW

The Company's first quarter performance of fiscal 2016 was weaker than anticipated, as disappointing sales pressured our gross margin and net income performance. During the three months ended April 30, 2016, comparable store sales declined 5% over last year's first quarter. Gross margin from retail operations declined 145 basis points of net sales primarily due to increased markdowns. Selling, general and administrative expenses ("SG&A") from retail operations increased 89 basis points of net sales while SG&A dollars decreased. Net income decreased $32.1 million to $77.4 million ($2.17 per share) for the current year first quarter from $109.6 million ($2.66 per share) for the prior year first quarter.

During the three months ended April 30, 2016, the Company purchased $58.4 million of Class A Common Stock under its $500 million stock repurchase plan. As of April 30, 2016, authorization of $441.6 million remained under the plan.

As of April 30, 2016, the Company had working capital of $982.8 million, cash and cash equivalents of $150.3 million and $813.1 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $20.2 million for the three months ended April 30, 2016.  The Company currently operates 272 Dillard's locations, 24 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales (in millions)	$1,503.2	$1,573.5
Retail stores sales trend	(5)%	(1)%
Comparable retail stores sales trend	(5)%	(1)%
Gross profit (in millions)	$564.7	$613.1
Gross profit as a percentage of net sales	37.6%	39.0%
Retail gross profit as a percentage of net sales	38.8%	40.2%
Selling, general and administrative expenses as a percentage of net sales	26.5%	25.6%
Cash flow from operations (in millions)	$20.2	$91.3
Total retail store count at end of period*	296	297
Retail sales per square foot	$30	$31
Comparable retail store inventory trend	0%	5%
Annualized retail merchandise inventory turnover	2.4	2.5

* On May 7, 2016, the Company closed its Aiken store in Aiken, South Carolina, which has been excluded from the total retail store count.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Service charges and other income	2.4	2.5

	102.4	102.5

Cost of sales	62.4	61.0
Selling, general and administrative expenses	26.5	25.6
Depreciation and amortization	4.0	3.9
Rentals	0.4	0.4
Interest and debt expense, net	1.0	1.0
Gain on disposal of assets	—	—

Income before income taxes and income on and equity in earnings of joint ventures	8.0	10.6
Income taxes	2.8	3.7
Income on and equity in earnings of joint ventures	—	—

Net income	5.2%	7.0%

Net Sales

	Three Months Ended
(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change
Net sales:
Retail operations segment	$1,449,389	$1,518,360	$(68,971)
Construction segment	53,853	55,133	(1,280)
Total net sales	$1,503,242	$1,573,493	$(70,251)

The percent change in the Company’s sales by segment and product category for the three months ended April 30, 2016 compared to the three months ended May 2, 2015 as well as the sales percentage by segment and product category to total net sales for the three months ended April 30, 2016 are as follows:

	% Change 2016-2015	% of Net Sales
Retail operations segment
Cosmetics	(4.3)%	15%
Ladies’ apparel	(4.4)	23
Ladies’ accessories and lingerie	(9.4)	14
Juniors’ and children’s apparel	(5.4)	9
Men’s apparel and accessories	(3.9)	16
Shoes	—	16
Home and furniture	(5.7)	3
		96
Construction segment	(2.3)	4
Total		100%

Net sales from the retail operations segment decreased $69.0 million during the three months ended April 30, 2016 compared to the three months ended May 2, 2015, decreasing 5% in both total and comparable stores.  Sales of ladies' accessories and lingerie, juniors' and children's apparel and home and furniture decreased significantly over the first quarter last year. Sales of ladies' apparel, men's apparel and accessories and cosmetics decreased moderately while sales of shoes remained essentially flat.

The number of sales transactions decreased 6% for the three months ended April 30, 2016 compared to the three months ended May 2, 2015 while the average dollars per sales transaction increased 2%. We recorded an allowance for sales returns of $8.1 million as of April 30, 2016 and May 2, 2015.

During the three months ended April 30, 2016, net sales from the construction segment decreased $1.3 million or 2.3% compared to the three months ended May 2, 2015 due to a decrease in construction projects. The backlog of awarded construction contracts at April 30, 2016 totaled $308.0 million, increasing approximately 84% from January 30, 2016 and increasing approximately 3% from May 2, 2015.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$23,865	$26,736	$(2,871)
Shipping and handling income	6,463	5,779	684
Leased department income	1,577	1,615	(38)
Other	3,612	5,522	(1,910)
	35,517	39,652	(4,135)
Construction segment	38	273	(235)
Total service charges and other income	$35,555	$39,925	$(4,370)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance.  Income from the alliances decreased during the three months ended April 30, 2016 compared to the three months ended May 2, 2015 primarily due to a decrease in income from the former Synchrony Alliance.

Gross Profit

(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$562,181	$610,993	$(48,812)	(8.0)%
Construction segment	2,482	2,081	401	19.3
Total gross profit	$564,663	$613,074	$(48,411)	(7.9)%

	Three Months Ended
	April 30, 2016	May 2, 2015
Gross profit as a percentage of segment net sales:
Retail operations segment	38.8%	40.2%
Construction segment	4.6	3.8
Total gross profit as a percentage of net sales	37.6	39.0

Gross profit declined 140 basis points of net sales during the three months ended April 30, 2016 compared to the three months ended May 2, 2015. Gross profit from retail operations declined 145 basis points of net sales during the same comparable periods primarily due to higher markdowns. Gross margin declined moderately in ladies' accessories and lingerie, shoes and men’s apparel and accessories. Gross margin declined slightly in juniors’ and children’s apparel and home and furniture, while remaining essentially flat in cosmetics and ladies' apparel.

Gross profit from the construction segment increased $0.4 million, an increase of 84 basis points of construction sales, over the prior year first quarter.

Inventory remained flat in both total and comparable stores as of April 30, 2016 compared to May 2, 2015.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended April 30, 2016.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$396,827	$402,253	$(5,426)	(1.3)%
Construction segment	1,517	1,307	210	16.1
Total SG&A	$398,344	$403,560	$(5,216)	(1.3)%

	Three Months Ended
	April 30, 2016	May 2, 2015
SG&A as a percentage of segment net sales:
Retail operations segment	27.4%	26.5%
Construction segment	2.8	2.4
Total SG&A as a percentage of net sales	26.5	25.6

SG&A increased 85 basis points of net sales during the three months ended April 30, 2016 compared to the three months ended May 2, 2015 while total SG&A decreased $5.2 million.  SG&A from retail operations increased 89 basis points of net sales during the three months ended April 30, 2016 compared to the three months ended May 2, 2015 while total SG&A from retail operations decreased by $5.4 million. This decrease was primarily due to a decrease in advertising expense ($2.6 million), services purchased ($2.3 million), supplies ($1.6 million) and utilities expense ($1.6 million) partially offset by an increase in insurance expense ($2.1 million).

Depreciation and Amortization

(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$60,476	$61,063	$(587)	(1.0)%
Construction segment	169	90	79	87.8
Total depreciation and amortization	$60,645	$61,153	$(508)	(0.8)%

The decrease in depreciation and amortization expense for the three months ended April 30, 2016 compared to the three months ended May 2, 2015 was primarily due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,730	$15,240	$490	3.2%
Construction segment	(16)	(13)	(3)	(23.1)
Total interest and debt expense, net	$15,714	$15,227	$487	3.2%

The increase in net interest and debt expense for the three months ended April 30, 2016 compared to the three months ended May 2, 2015 was primarily attributable to a decrease in capitalized interest and interest income, partially offset by a decrease in credit facility commitment fees. Total weighted average debt increased slightly by $0.1 million during the three months ended April 30, 2016 compared to the three months ended May 2, 2015.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.3% and 34.6% for the three months ended April 30, 2016 and May 2, 2015, respectively.  During the three months ended April 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended May 2, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company expects the fiscal 2016 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2016 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended April 30, 2016 and May 2, 2015 follows:

	Three Months Ended
(in thousands of dollars)	April 30, 2016	May 2, 2015	$ Change
Operating Activities	$20,176	$91,273	$(71,097)
Investing Activities	(17,574)	(34,729)	17,155
Financing Activities	(55,161)	(2,674)	(52,487)
Total Cash (Used) Provided	$(52,559)	$53,870	$(106,429)

Net cash flows from operations decreased $71.1 million during the three months ended April 30, 2016 compared to the three months ended May 2, 2015.  This decline was primarily attributable to a decrease of $38.4 million related to changes in working capital items, primarily due to decreases in accounts payable and accrued expenses and a decrease in gross profit.

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

The Company received income of approximately $23.9 million and $26.7 million from the Wells Fargo Alliance and former Synchrony Alliance during the three months ended April 30, 2016 and May 2, 2015, respectively.

Capital expenditures were $17.7 million and $42.2 million for the three months ended April 30, 2016 and May 2, 2015, respectively.  The decline in capital expenditures was primarily related to the construction of new stores and the remodeling of existing stores during the comparable prior year period. Capital expenditures for fiscal 2016 are expected to be approximately $150 million compared to actual expenditures of $166 million during fiscal 2015.

Changes in restricted cash balances are reflected as an investment activity in the accompanying condensed consolidated statements of cash flows. During the three months ended May 2, 2015, payments of $7.3 million were made from restricted cash for like-kind property.

We closed the Aiken store in Aiken, South Carolina on May 7, 2016, and we remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

The Company had cash on hand of $150.3 million as of April 30, 2016.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained a $1.0 billion unsecured credit facility.  The credit facility is available for working capital needs and general corporate purposes. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0.

At April 30, 2016, no borrowings were outstanding, and letters of credit totaling $26.4 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $973.6 million.

During the three months ended April 30, 2016, the Company repurchased 0.7 million shares of Class A Common Stock at an average price of $80.98 per share for $58.4 million. During the three months ended May 2, 2015, the Company did not repurchase any shares of its Common Stock.  At April 30, 2016, $441.6 million of authorization remained under the Company's stock repurchase plan.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2016, the Company expects to finance its capital expenditures, working capital requirements and stock repurchases from cash on hand, cash flows generated from operations and utilization of the credit facility.  Depending on conditions in the capital markets and other factors, the Company may from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2016 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.   Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature.   The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 30, 2016, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 2, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2016 through February 27, 2016	—	$—	—	$500,000,000
February 28, 2016 through April 2, 2016	427,143	85.29	427,143	463,567,683
April 3, 2016 through April 30, 2016	294,230	74.72	294,230	441,581,411
Total	721,373	$80.98	721,373	$441,581,411

In February 2016, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan.  This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The repurchase plan has no expiration date.
During the three months ended April 30, 2016, the Company repurchased 0.7 million shares totaling $58.4 million. Reference is made to the discussion in Note 7, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	June 2, 2016	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer