Form 10-Q
period 2016-07-30
DILLARDS INC
filed 2016-09-01
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 27, 2016     30,209,251
CLASS B COMMON STOCK as of August 27, 2016       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Current assets:
Cash and cash equivalents	$128,250	$202,869	$175,137
Accounts receivable	41,210	47,138	48,783
Merchandise inventories	1,499,265	1,374,505	1,477,241
Federal and state income taxes	21,961	—	15,110
Other current assets	45,948	44,371	47,825

Total current assets	1,736,634	1,668,883	1,764,096

Property and equipment (net of accumulated depreciation and amortization of $2,494,914, $2,385,012 and $2,461,417, respectively)	1,851,831	1,939,832	1,998,875
Other assets	254,543	255,186	252,622

Total assets	$3,843,008	$3,863,901	$4,015,593

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$760,624	$691,310	$733,753
Current portion of capital lease obligations	3,236	3,284	7,701
Federal and state income taxes	—	56,622	—

Total current liabilities	763,860	751,216	741,454

Long-term debt	613,184	613,061	612,938
Capital lease obligations	4,505	7,269	7,740
Other liabilities	242,100	238,980	251,969
Deferred income taxes	250,663	258,070	253,436
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,238	1,238
Additional paid-in capital	941,709	940,796	938,922
Accumulated other comprehensive loss	(16,746)	(17,118)	(29,886)
Retained earnings	4,078,824	3,994,211	3,869,549
Less treasury stock, at cost	(3,236,329)	(3,123,822)	(2,831,767)

Total stockholders’ equity	1,768,696	1,795,305	1,948,056

Total liabilities and stockholders’ equity	$3,843,008	$3,863,901	$4,015,593

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$1,452,445	$1,513,778	$2,955,687	$3,087,271
Service charges and other income	36,305	37,066	71,860	76,991

	1,488,750	1,550,844	3,027,547	3,164,262

Cost of sales	993,359	1,020,331	1,931,938	1,980,750
Selling, general and administrative expenses	395,144	404,278	793,488	807,838
Depreciation and amortization	60,607	60,500	121,252	121,653
Rentals	5,880	5,719	11,870	11,476
Interest and debt expense, net	15,979	14,765	31,693	29,992
Gain on disposal of assets	(781)	(52)	(876)	(95)

Income before income taxes and income on and equity in earnings of joint ventures	18,562	45,303	138,182	212,648
Income taxes	6,490	15,650	48,690	73,690
Income on and equity in earnings of joint ventures	11	297	22	563

Net income	12,083	29,950	89,514	139,521

Retained earnings at beginning of period	4,069,151	3,841,990	3,994,211	3,734,891
Cash dividends declared	(2,410)	(2,391)	(4,901)	(4,863)

Retained earnings at end of period	$4,078,824	$3,869,549	$4,078,824	$3,869,549

Earnings per share:
Basic and diluted	$0.35	$0.75	$2.55	$3.43

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$12,083	$29,950	$89,514	$139,521
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $115, $353, $230 and $705, respectively)	186	571	372	1,143

Comprehensive income	$12,269	$30,521	$89,886	$140,664

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	July 30, 2016	August 1, 2015
Operating activities:
Net income	$89,514	$139,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	122,354	122,697
Gain on disposal of assets	(876)	(95)
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,928	7,727
Increase in merchandise inventories	(124,760)	(102,760)
Increase in other current assets	(664)	(543)
Decrease (increase) in other assets	1,013	(102)
Increase in trade accounts payable and accrued expenses and other liabilities	77,046	2,167
Decrease in income taxes	(82,811)	(106,638)

Net cash provided by operating activities	86,744	61,974

Investing activities:
Purchases of property and equipment	(41,990)	(87,032)
Proceeds from disposal of assets	957	234
Decrease in restricted cash	—	7,346

Net cash used in investing activities	(41,033)	(79,452)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(2,812)	(411)
Issuance cost of line of credit	—	(2,863)
Cash dividends paid	(5,011)	(4,949)
Purchase of treasury stock	(112,507)	(202,914)

Net cash used in financing activities	(120,330)	(211,137)

Decrease in cash and cash equivalents	(74,619)	(228,615)
Cash and cash equivalents, beginning of period	202,869	403,752

Cash and cash equivalents, end of period	$128,250	$175,137

Non-cash transactions:
Accrued capital expenditures	$3,600	$7,512
Stock awards	913	929
Capital lease transactions	—	9,093

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended July 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017 due to, among other factors, the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended July 30, 2016:
Net sales from external customers	$1,403,410	$49,035	$1,452,445
Gross profit	457,275	1,811	459,086
Depreciation and amortization	60,433	174	60,607
Interest and debt expense (income), net	15,994	(15)	15,979
Income before income taxes and income on and equity in earnings of joint ventures	17,918	644	18,562
Income on and equity in earnings of joint ventures	11	—	11
Total assets	3,789,486	53,522	3,843,008

Three Months Ended August 1, 2015:
Net sales from external customers	$1,467,709	$46,069	$1,513,778
Gross profit	491,645	1,802	493,447
Depreciation and amortization	60,415	85	60,500
Interest and debt expense (income), net	14,780	(15)	14,765
Income before income taxes and income on and equity in earnings of joint ventures	44,810	493	45,303
Income on and equity in earnings of joint ventures	297	—	297
Total assets	3,960,032	55,561	4,015,593

Six Months Ended July 30, 2016:
Net sales from external customers	$2,852,798	$102,889	$2,955,687
Gross profit	1,019,454	4,295	1,023,749
Depreciation and amortization	120,908	344	121,252
Interest and debt expense (income), net	31,723	(30)	31,693
Income before income taxes and income on and equity in earnings of joint ventures	136,699	1,483	138,182
Income on and equity in earnings of joint ventures	22	—	22
Total assets	3,789,486	53,522	3,843,008

Six Months Ended August 1, 2015:
Net sales from external customers	$2,986,069	$101,202	$3,087,271
Gross profit	1,102,639	3,882	1,106,521
Depreciation and amortization	121,477	176	121,653
Interest and debt expense (income), net	30,020	(28)	29,992
Income before income taxes and income on and equity in earnings of joint ventures	211,201	1,447	212,648
Income on and equity in earnings of joint ventures	563	—	563
Total assets	3,960,032	55,561	4,015,593

Intersegment construction revenues of $23.3 million and $19.7 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and $33.2 million and $42.5 million for the six months ended July 30, 2016 and August 1, 2015, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$12,083	$29,950	$89,514	$139,521

Weighted average shares of common stock outstanding	34,536	40,096	35,094	40,644

Basic and diluted earnings per share	$0.35	$0.75	$2.55	$3.43

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended July 30, 2016 and August 1, 2015.

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

At July 30, 2016, letters of credit totaling $26.4 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $0.9 million and $1.9 million to the Pension Plan during the three and six months ended July 30, 2016 and expects to make additional contributions to the Pension Plan of approximately $2.1 million during the remainder of fiscal 2016.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Components of net periodic benefit costs:
Service cost	$984	$983	$1,967	$1,966
Interest cost	1,919	1,684	3,839	3,368
Net actuarial loss	301	924	602	1,848
Net periodic benefit costs	$3,204	$3,591	$6,408	$7,182
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

At July 30, 2016, the Company maintained a $1.0 billion unsecured revolving credit facility (“credit agreement”). The credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At July 30, 2016, no borrowings were outstanding, and letters of credit totaling $26.4 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $973.6 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0. At July 30, 2016, the Company was in compliance with all financial covenants related to the credit agreement.

Note 7.  Stock Repurchase Programs

The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock plans.  These authorizations permit the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  On February 25, 2016, the Company’s Board of Directors authorized the Company to repurchase $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan.  The authorization has no expiration date.

The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of shares repurchased	$54.1	$207.9	$112.5	$207.9
Number of shares repurchased	0.9	1.8	1.6	1.8
Average price per share	$61.18	$112.83	$70.08	$112.83

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of July 30, 2016, $387.5 million of authorization remained under the Company's stock repurchase plan.

Note 8.  Income Taxes

During the three months ended July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended August 1, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included benefits for legislatively-enacted state income tax rate reductions.

During the six months ended July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the six months ended August 1, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Defined benefit pension plan items
Amortization of actuarial losses	301	924	$602	$1,848	Total before tax (1)
	115	353	230	705	Income tax expense
	$186	$571	$372	$1,143	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Beginning balance	$16,932	$30,457	$17,118	$31,029

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	(186)	(571)	(372)	(1,143)
Net other comprehensive income	(186)	(571)	(372)	(1,143)

Ending balance	$16,746	$29,886	$16,746	$29,886

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at July 30, 2016 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at July 30, 2016 was approximately $690 million.  The carrying value of the Company’s long-term debt at July 30, 2016 was $613.2 million.  The fair value of the Company’s subordinated debentures at July 30, 2016 was approximately $212 million.  The carrying value of the Company’s subordinated debentures at July 30, 2016 was $200.0 million.

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
Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to amend Accounting Standards Codification ("ASC") Topic 835. The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The Company adopted ASU No. 2015-03 during the first quarter of fiscal 2016, using retrospective application as permitted. Prior period amounts in our condensed consolidated financial statements have been reclassified to conform with current presentation. As a result, the Company reclassified $1.7 million and $1.9 million of debt issuance costs from other assets to reduce long-term debt on our condensed consolidated balance sheets at January 30, 2016 and August 1, 2015, respectively.

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
Note 13.  Subsequent Event

As of August 31, 2016, the Company had executed an agreement to invest $20.0 million in our shopping mall joint venture located in Bonita Springs, Florida. The investment will be funded using cash on hand. The joint venture will use these funds to refinance its debt maturing in December 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 30, 2016.

EXECUTIVE OVERVIEW

The Company's second quarter performance of fiscal 2016 reflected the current challenges facing apparel retailers, as disappointing sales pressured our gross margin and net income performance. During the three months ended July 30, 2016, comparable store sales declined 5% over last year's second quarter. Gross margin from retail operations decreased 92 basis points of net sales primarily due to increased markdowns. Selling, general and administrative expenses ("SG&A") from retail operations increased 60 basis points of net sales while SG&A decreased $9.2 million. Net income decreased $17.9 million to $12.1 million ($0.35 per share) for the current year second quarter from $30.0 million ($0.75 per share) for the prior year second quarter.

During the three months ended July 30, 2016, the Company purchased $54.1 million of Class A Common Stock under its $500 million stock repurchase plan. As of July 30, 2016, authorization of $387.5 million remained under the plan.

As of July 30, 2016, the Company had working capital of $972.8 million, cash and cash equivalents of $128.3 million and $813.2 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $86.7 million for the six months ended July 30, 2016.

The Company currently operates 272 Dillard's locations, 22 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales (in millions)	$1,452.4	$1,513.8
Retail stores sales trend	(4)%	—%
Comparable retail stores sales trend	(5)%	1%
Gross profit (in millions)	$459.1	$493.4
Gross profit as a percentage of net sales	31.6%	32.6%
Retail gross profit as a percentage of net sales	32.6%	33.5%
Selling, general and administrative expenses as a percentage of net sales	27.2%	26.7%
Cash flow from operations (in millions)*	$86.7	$62.0
Total retail store count at end of period**	294	297
Retail sales per square foot	$29	$30
Comparable retail store inventory trend	2%	3%
Annualized retail merchandise inventory turnover	2.4	2.5

*Cash flow from operations data is for the six months ended July 30, 2016 and August 1, 2015.

** On August 3, 2016, the Company closed its clearance center in Arlington, Texas, which has been excluded from the total retail store count.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.4	2.4	2.5

	102.5	102.4	102.4	102.5

Cost of sales	68.4	67.4	65.4	64.2
Selling, general and administrative expenses	27.2	26.7	26.8	26.2
Depreciation and amortization	4.2	4.0	4.1	3.9
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	1.1	1.0	1.1	1.0
Gain on disposal of assets	(0.1)	—	—	—

Income before income taxes and income on and equity in earnings of joint ventures	1.3	3.0	4.7	6.9
Income taxes	0.4	1.0	1.6	2.4
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	0.8%	2.0%	3.0%	4.5%

Net Sales

	Three Months Ended
(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change
Net sales:
Retail operations segment	$1,403,410	$1,467,709	$(64,299)
Construction segment	49,035	46,069	2,966
Total net sales	$1,452,445	$1,513,778	$(61,333)

The percent change in the Company’s sales by segment and product category for the three months ended July 30, 2016 compared to the three months ended August 1, 2015 as well as the sales percentage by segment and product category to total net sales for the three months ended July 30, 2016 are as follows:

	% Change 2016-2015	% of Net Sales
Retail operations segment
Cosmetics	(4.2)%	13%
Ladies’ apparel	(3.4)	25
Ladies’ accessories and lingerie	(5.0)	16
Juniors’ and children’s apparel	(5.9)	8
Men’s apparel and accessories	(3.3)	17
Shoes	(4.1)	15
Home and furniture	(12.1)	3
		97
Construction segment	6.4	3
Total		100%

Net sales from the retail operations segment decreased $64.3 million during the three months ended July 30, 2016 compared to the three months ended August 1, 2015, decreasing 4% in total and 5% in comparable stores. Sales of ladies' accessories and lingerie, juniors' and children's apparel and home and furniture decreased significantly over the second quarter last year. Sales of ladies' apparel, men's apparel and accessories, cosmetics and shoes decreased moderately.

The number of sales transactions decreased 7% for the three months ended July 30, 2016 compared to the three months ended August 1, 2015 while the average dollars per sales transaction increased 2%. We recorded an allowance for sales returns of $7.1 million as of July 30, 2016 and August 1, 2015.

During the three months ended July 30, 2016, net sales from the construction segment increased $3.0 million or 6.4% compared to the three months ended August 1, 2015 due to an increase in construction projects. The backlog of awarded construction contracts at July 30, 2016 totaled $339.6 million, increasing approximately 103% from January 30, 2016 and increasing approximately 18% from August 1, 2015.

	Six Months Ended
(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change
Net sales:
Retail operations segment	$2,852,798	$2,986,069	$(133,271)
Construction segment	102,889	101,202	1,687
Total net sales	$2,955,687	$3,087,271	$(131,584)

The percent change in the Company’s sales by segment and product category for the six months ended July 30, 2016 compared to the six months ended August 1, 2015 as well as the sales percentage by segment and product category to total net sales for the six months ended July 30, 2016 are as follows:

	% Change 2016-2015	% of Net Sales
Retail operations segment
Cosmetics	(4.2)%	14%
Ladies’ apparel	(3.9)	24
Ladies’ accessories and lingerie	(7.1)	15
Juniors’ and children’s apparel	(5.6)	9
Men’s apparel and accessories	(3.6)	16
Shoes	(2.1)	16
Home and furniture	(9.1)	3
		97
Construction segment	1.7	3
Total		100%

Net sales from the retail operations segment decreased $133.3 million during the six months ended July 30, 2016 compared to the six months ended August 1, 2015, decreasing 4% in total and 5% in comparable stores. Sales of ladies' accessories and lingerie, juniors' and children's apparel and home and furniture decreased significantly over the prior year period. Sales of ladies' apparel, cosmetics, men's apparel and accessories and shoes decreased moderately over the prior year period.

The number of sales transactions decreased 6% for the six months ended July 30, 2016 compared to the six months ended August 1, 2015 while the average dollars per sales transaction increased 2%.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 30, 2016 and August 1, 2015 was 22.1%.

During the six months ended July 30, 2016, net sales from the construction segment increased $1.7 million or 1.7% compared to the six months ended August 1, 2015 due to an increase in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	$ Change 2016-2015	$ Change 2016-2015
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$24,026	$23,991	$47,891	$50,727	$35	$(2,836)
Shipping and handling income	6,594	6,021	13,057	11,800	573	1,257
Leased department income	1,876	1,798	3,453	3,413	78	40
Other	3,492	5,210	7,104	10,732	(1,718)	(3,628)
	35,988	37,020	71,505	76,672	(1,032)	(5,167)
Construction segment	317	46	355	319	271	36
Total service charges and other income	$36,305	$37,066	$71,860	$76,991	$(761)	$(5,131)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased during the six months ended July 30, 2016 compared to the six months ended August 1, 2015 primarily due to a decrease in income from the former Synchrony Alliance.

Gross Profit

(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$457,275	$491,645	$(34,370)	(7.0)%
Construction segment	1,811	1,802	9	0.5
Total gross profit	$459,086	$493,447	$(34,361)	(7.0)%

Six months ended
Retail operations segment	$1,019,454	$1,102,639	$(83,185)	(7.5)%
Construction segment	4,295	3,882	413	10.6
Total gross profit	$1,023,749	$1,106,521	$(82,772)	(7.5)%

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gross profit as a percentage of segment net sales:
Retail operations segment	32.6%	33.5%	35.7%	36.9%
Construction segment	3.7	3.9	4.2	3.8
Total gross profit as a percentage of net sales	31.6	32.6	34.6	35.8

Gross profit declined 99 basis points of net sales and 120 basis points of net sales during the three and six months ended July 30, 2016 compared to the three and six months ended August 1, 2015, respectively.

Gross profit from retail operations declined 92 basis points of net sales during the three months ended July 30, 2016 compared to the three months ended August 1, 2015 primarily due to higher markdowns. Gross margin declined moderately in ladies' accessories and lingerie, juniors' and children's apparel and home and furniture. Gross margin declined slightly in men’s apparel and accessories. Gross margin increased slightly in shoes, while remaining essentially flat in ladies' apparel and cosmetics.

Gross profit from retail operations declined 119 basis points of net sales during the six months ended July 30, 2016 compared to the six months ended August 1, 2015 primarily due to higher markdowns. Gross margin declined moderately in ladies' accessories and lingerie, men’s apparel and accessories and home and furniture. Gross margin declined slightly in juniors’ and children’s apparel, while remaining essentially flat in cosmetics and shoes and ladies' apparel.

Gross profit from the construction segment decreased 22 basis point points and increased 33 basis points of construction sales for the three and six months ended July 30, 2016, respectively.

Inventory increased 1% in total and 2% in comparable stores as of July 30, 2016 compared to August 1, 2015.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $5 million for the three and six months ended July 30, 2016, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$393,827	$403,007	$(9,180)	(2.3)%
Construction segment	1,317	1,271	46	3.6
Total SG&A	$395,144	$404,278	$(9,134)	(2.3)%

Six months ended
Retail operations segment	$790,654	$805,260	$(14,606)	(1.8)%
Construction segment	2,834	2,578	256	9.9
Total SG&A	$793,488	$807,838	$(14,350)	(1.8)%

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
SG&A as a percentage of segment net sales:
Retail operations segment	28.1%	27.5%	27.7%	27.0%
Construction segment	2.7	2.8	2.8	2.5
Total SG&A as a percentage of net sales	27.2	26.7	26.8	26.2

SG&A increased 50 basis points of net sales during the three months ended July 30, 2016 compared to the three months ended August 1, 2015 while total SG&A decreased $9.1 million.  SG&A from retail operations increased 60 basis points of net sales during the three months ended July 30, 2016 compared to the three months ended August 1, 2015 while total SG&A from retail operations decreased by $9.2 million. This decrease was primarily due to a decrease in supplies ($3.4 million), advertising expense ($2.1 million), services purchased ($2.0 million), selling payroll expense ($2.0 million) and utilities expense ($1.5 million) partially offset by an increase in insurance expense ($1.4 million).

SG&A increased 68 basis points of net sales during the six months ended July 30, 2016 compared to the six months ended August 1, 2015 while total SG&A decreased $14.4 million.  SG&A from retail operations increased 75 basis points of net sales during the six months ended July 30, 2016 compared to the six months ended August 1, 2015 while total SG&A from retail operations decreased by $14.6 million. This decrease was primarily due to a decrease in supplies ($5.1 million), advertising expense ($4.7 million), services purchased ($4.4 million), and utilities expense ($3.1 million) partially offset by an increase in insurance expense ($3.5 million).

Depreciation and Amortization

(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$60,433	$60,415	$18	—%
Construction segment	174	85	89	104.7
Total depreciation and amortization	$60,607	$60,500	$107	0.2%

Six months ended
Retail operations segment	$120,908	$121,477	$(569)	(0.5)%
Construction segment	344	176	168	95.5
Total depreciation and amortization	$121,252	$121,653	$(401)	(0.3)%

Depreciation and amortization expense for the three and six months ended July 30, 2016 compared to the three and six months ended August 1, 2015 remained essentially flat due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,994	$14,780	$1,214	8.2%
Construction segment	(15)	(15)	—	—
Total interest and debt expense, net	$15,979	$14,765	$1,214	8.2%

Six months ended
Retail operations segment	$31,723	$30,020	$1,703	5.7%
Construction segment	(30)	(28)	(2)	(7.1)
Total interest and debt expense, net	$31,693	$29,992	$1,701	5.7%

The increase in net interest and debt expense for the three months ended July 30, 2016 compared to the three months ended August 1, 2015 was primarily attributable to a decrease in capitalized interest and an increase in short term borrowings. The increase in net interest and debt expense for the six months ended July 30, 2016 compared to the six months ended August 1, 2015 was primarily attributable to a decrease in capitalized interest and interest income. Total weighted average debt increased by $45.6 million and $22.8 million during the three and six months ended July 30, 2016 compared to the three and six months ended August 1, 2015, respectively.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.9% and 34.3% for the three months ended July 30, 2016 and August 1, 2015, respectively.  During the three months ended July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended August 1, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes, which included benefits for legislatively-enacted state income tax rate reductions.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.2% and 34.6% for the six months ended July 30, 2016 and August 1, 2015, respectively.  During the six months ended July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the six months ended August 1, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company expects the fiscal 2016 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2016 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended July 30, 2016 and August 1, 2015 follows:

	Six Months Ended
(in thousands of dollars)	July 30, 2016	August 1, 2015	$ Change
Operating Activities	$86,744	$61,974	$24,770
Investing Activities	(41,033)	(79,452)	38,419
Financing Activities	(120,330)	(211,137)	90,807
Total Cash Used	$(74,619)	$(228,615)	$153,996

Net cash flows from operations increased $24.8 million during the six months ended July 30, 2016 compared to the six months ended August 1, 2015.  This increase was primarily attributable to an increase of $75.9 million related to changes in working capital items, primarily due to increases in accounts payable and accrued expenses. This increase in cash flow from operations was partially offset by an increase in inventory and decrease in gross profit.

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

Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation earned on the portfolio is determined monthly and has no recourse provisions. The amount the Company recognizes is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo's ability to extend credit to our customers as well as the cost of customer rewards programs. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. We accept payments on the private label cards in our stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo. The Wells Fargo Alliance expires in fiscal 2024.

The Company received income of approximately $47.9 million and $50.7 million from the Wells Fargo Alliance and former Synchrony Alliance during the six months ended July 30, 2016 and August 1, 2015, respectively.

Capital expenditures were $42.0 million and $87.0 million for the six months ended July 30, 2016 and August 1, 2015, respectively.  The decline in capital expenditures was primarily related to the construction of new stores and the remodeling of existing stores during the comparable prior year period. Capital expenditures for fiscal 2016 are expected to be approximately $120 million compared to actual expenditures of $166 million during fiscal 2015.

Changes in restricted cash balances are reflected as an investment activity in the accompanying condensed consolidated statements of cash flows. During the six months ended August 1, 2015, payments of $7.3 million were made from restricted cash for like-kind property.

We closed the Aiken store in Aiken, South Carolina (105,000 square feet) in May 2016, the South Towne clearance center in Sandy, Utah (100,000 square feet) in July 2016 and the Six Flags clearance center in Arlington, Texas (85,000 square feet) in August 2016. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

As of August 31, 2016, the Company had executed an agreement to invest $20.0 million in our shopping mall joint venture located in Bonita Springs, Florida. The investment will be funded using cash on hand. The joint venture will use these funds to refinance its debt maturing in December 2016.

The Company had cash on hand of $128.3 million as of July 30, 2016.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion unsecured credit facility.  The credit facility is available for working capital needs and general corporate purposes. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0. At July 30, 2016, the Company was in compliance with all financial covenants related to the credit agreement.

At July 30, 2016, no borrowings were outstanding, and letters of credit totaling $26.4 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $973.6 million.

During the six months ended July 30, 2016, the Company repurchased 1.6 million shares of Class A Common Stock at an average price of $70.08 per share for $112.5 million. During the six months ended August 1, 2015, the Company repurchased 1.8 million shares of its Common Stock at an average price of $112.83 for $208.0 million (including the accrual of $5.0 million of share repurchases that had not settled as of August 1, 2015).  At July 30, 2016, $387.5 million of authorization remained under the Company's stock repurchase plan.  The ultimate disposition of the repurchased stock has not been determined.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 12 to the accompanying interim condensed financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 1, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 through May 28, 2016	679,222	$61.95	679,222	$399,500,417
May 29, 2016 through July 2, 2016	204,905	58.60	204,905	387,492,709
July 3, 2016 through July 30, 2016	—	—	—	387,492,709
Total	884,127	$61.18	884,127	$387,492,709

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
During the three months ended July 30, 2016, the Company repurchased 0.9 million shares totaling $54.1 million. Reference is made to the discussion in Note 7, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	September 1, 2016	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer