Form 10-Q
period 2016-10-29
DILLARDS INC
filed 2016-12-01
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 26, 2016     29,386,967
CLASS B COMMON STOCK as of November 26, 2016       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Current assets:
Cash and cash equivalents	$80,482	$202,869	$100,110
Accounts receivable	42,467	47,138	47,114
Merchandise inventories	1,901,991	1,374,505	1,933,472
Federal and state income taxes	4,284	—	—
Other current assets	61,243	44,371	70,175

Total current assets	2,090,467	1,668,883	2,150,871

Property and equipment (net of accumulated depreciation and amortization of $2,553,315, $2,385,012 and $2,493,815, respectively)	1,825,225	1,939,832	1,976,614
Other assets	268,536	255,186	250,915

Total assets	$4,184,228	$3,863,901	$4,378,400

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,123,087	$691,310	$1,094,718
Current portion of capital lease obligations	3,258	3,284	3,263
Other short-term borrowings	17,000	—	126,000
Federal and state income taxes	—	56,622	16,567

Total current liabilities	1,143,345	751,216	1,240,548

Long-term debt	613,245	613,061	613,000
Capital lease obligations	4,249	7,269	7,507
Other liabilities	243,296	238,980	252,359
Deferred income taxes	243,888	258,070	247,831
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,238	1,238
Additional paid-in capital	941,709	940,796	938,922
Accumulated other comprehensive loss	(16,559)	(17,118)	(29,314)
Retained earnings	4,099,256	3,994,211	3,912,626
Less treasury stock, at cost	(3,289,439)	(3,123,822)	(3,006,317)

Total stockholders’ equity	1,736,205	1,795,305	1,817,155

Total liabilities and stockholders’ equity	$4,184,228	$3,863,901	$4,378,400

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,365,609	$1,434,654	$4,321,296	$4,521,925
Service charges and other income	40,886	38,200	112,746	115,191

	1,406,495	1,472,854	4,434,042	4,637,116

Cost of sales	878,865	912,920	2,810,803	2,893,670
Selling, general and administrative expenses	410,563	412,715	1,204,051	1,220,553
Depreciation and amortization	60,681	65,600	181,933	187,253
Rentals	5,668	5,804	17,538	17,280
Interest and debt expense, net	15,619	14,872	47,312	44,864
Loss (gain) on disposal of assets	23	(9,400)	(853)	(9,495)

Income before income taxes and income on and equity in earnings of joint ventures	35,076	70,343	173,258	282,991
Income taxes	12,290	24,970	60,980	98,660
Income on and equity in earnings of joint ventures	12	371	34	934

Net income	22,798	45,744	112,312	185,265

Retained earnings at beginning of period	4,078,824	3,869,549	3,994,211	3,734,891
Cash dividends declared	(2,366)	(2,667)	(7,267)	(7,530)

Retained earnings at end of period	$4,099,256	$3,912,626	$4,099,256	$3,912,626

Earnings per share:
Basic and diluted	$0.67	$1.19	$3.24	$4.65

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.19

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$22,798	$45,744	$112,312	$185,265
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $114, $352, $344 and $1,057, respectively)	187	572	559	1,715

Comprehensive income	$22,985	$46,316	$112,871	$186,980

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Operating activities:
Net income	$112,312	$185,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	183,549	188,847
Gain on disposal of assets	(853)	(9,495)
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,671	9,396
Increase in merchandise inventories	(529,212)	(558,992)
Increase in other current assets	(13,198)	(22,893)
Decrease in other assets	6,626	1,172
Increase in trade accounts payable and accrued expenses and other liabilities	433,797	373,972
Decrease in income taxes	(71,787)	(83,981)

Net cash provided by operating activities	125,905	83,291

Investing activities:
Purchases of property and equipment	(73,374)	(141,929)
Proceeds from disposal of assets	1,049	19,422
Investment in joint venture	(20,000)	—
Decrease in restricted cash	—	7,346

Net cash used in investing activities	(92,325)	(115,161)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(3,046)	(5,081)
Issuance cost of line of credit	—	(2,863)
Increase in short-term borrowings	17,000	126,000
Cash dividends paid	(7,414)	(7,334)
Purchase of treasury stock	(162,507)	(382,494)

Net cash used in financing activities	(155,967)	(271,772)

Decrease in cash and cash equivalents	(122,387)	(303,642)
Cash and cash equivalents, beginning of period	202,869	403,752

Cash and cash equivalents, end of period	$80,482	$100,110

Non-cash transactions:
Accrued capital expenditures	$7,500	$5,797
Accrued purchases of treasury stock	3,110	—
Stock awards	913	929
Insurance recoveries	2,761	—
Capital lease transactions	—	9,093

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended October 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017 due to, among other factors, the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 29, 2016:
Net sales from external customers	$1,322,641	$42,968	$1,365,609
Gross profit	484,441	2,303	486,744
Depreciation and amortization	60,513	168	60,681
Interest and debt expense (income), net	15,637	(18)	15,619
Income before income taxes and income on and equity in earnings of joint ventures	34,333	743	35,076
Income on and equity in earnings of joint ventures	12	—	12
Total assets	4,130,023	54,205	4,184,228

Three Months Ended October 31, 2015:
Net sales from external customers	$1,381,821	$52,833	$1,434,654
Gross profit	520,033	1,701	521,734
Depreciation and amortization	65,437	163	65,600
Interest and debt expense (income), net	14,887	(15)	14,872
Income before income taxes and income on and equity in earnings of joint ventures	69,734	609	70,343
Income on and equity in earnings of joint ventures	371	—	371
Total assets	4,318,160	60,240	4,378,400

Nine Months Ended October 29, 2016:
Net sales from external customers	$4,175,439	$145,857	$4,321,296
Gross profit	1,503,895	6,598	1,510,493
Depreciation and amortization	181,421	512	181,933
Interest and debt expense (income), net	47,360	(48)	47,312
Income before income taxes and income on and equity in earnings of joint ventures	171,032	2,226	173,258
Income on and equity in earnings of joint ventures	34	—	34
Total assets	4,130,023	54,205	4,184,228

Nine Months Ended October 31, 2015:
Net sales from external customers	$4,367,890	$154,035	$4,521,925
Gross profit	1,622,672	5,583	1,628,255
Depreciation and amortization	186,915	338	187,253
Interest and debt expense (income), net	44,908	(44)	44,864
Income before income taxes and income on and equity in earnings of joint ventures	280,934	2,057	282,991
Income on and equity in earnings of joint ventures	934	—	934
Total assets	4,318,160	60,240	4,378,400

Intersegment construction revenues of $22.4 million and $22.9 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $55.5 million and $65.4 million for the nine months ended October 29, 2016 and October 31, 2015, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$22,798	$45,744	$112,312	$185,265

Weighted average shares of common stock outstanding	33,962	38,341	34,717	39,876

Basic and diluted earnings per share	$0.67	$1.19	$3.24	$4.65

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended October 29, 2016 and October 31, 2015.

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

At October 29, 2016, letters of credit totaling $26.4 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million and $3.3 million to the Pension Plan during the three and nine months ended October 29, 2016 and expects to make additional contributions to the Pension Plan of approximately $1.1 million during the remainder of fiscal 2016.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Components of net periodic benefit costs:
Service cost	$983	$983	$2,950	$2,949
Interest cost	1,920	1,684	5,759	5,052
Net actuarial loss	301	924	903	2,772
Net periodic benefit costs	$3,204	$3,591	$9,612	$10,773
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

At October 29, 2016, the Company maintained a $1.0 billion unsecured revolving credit facility (“credit agreement”). The credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At October 29, 2016, $17.0 million in borrowings were outstanding, and letters of credit totaling $26.4 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $956.6 million. The weighted average interest rate under the credit agreement for the borrowings outstanding at October 29, 2016 was 1.88%.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0. At October 29, 2016, the Company was in compliance with all financial covenants related to the credit agreement.

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

The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of shares repurchased	$53.1	$174.6	$165.6	$382.5
Number of shares repurchased	0.9	1.9	2.5	3.7
Average price per share	$61.64	$92.45	$67.13	$102.52

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of October 29, 2016, $334.4 million of authorization remained under the Company's stock repurchase plan.

Note 8.  Income Taxes

During the three months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended October 31, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

During the nine months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the nine months ended October 31, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Defined benefit pension plan items
Amortization of actuarial losses	$301	$924	$903	$2,772	Total before tax (1)
	114	352	344	1,057	Income tax expense
	$187	$572	$559	$1,715	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Beginning balance	$16,746	$29,886	$17,118	$31,029

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	(187)	(572)	(559)	(1,715)
Net other comprehensive income	(187)	(572)	(559)	(1,715)

Ending balance	$16,559	$29,314	$16,559	$29,314

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at October 29, 2016 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 29, 2016 was approximately $692 million.  The carrying value of the Company’s long-term debt at October 29, 2016 was $613.2 million.  The fair value of the Company’s subordinated debentures at October 29, 2016 was approximately $210 million.  The carrying value of the Company’s subordinated debentures at October 29, 2016 was $200.0 million.

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the balance sheet. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to adopt the accounting standard in the beginning of the fourth quarter of fiscal 2015. The prior period in our consolidated financial statements was retrospectively adjusted.
Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to amend Accounting Standards Codification ("ASC") Topic 835. The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The Company adopted ASU No. 2015-03 during the first quarter of fiscal 2016, using retrospective application as permitted. Prior period amounts in our condensed consolidated financial statements have been reclassified to conform with current presentation. As a result, the Company reclassified $1.7 million and $1.8 million of debt issuance costs from other assets to reduce long-term debt on our condensed consolidated balance sheets at January 30, 2016 and October 31, 2015, respectively.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory using the first-in, first out (FIFO) or average cost methods. Under this amendment, inventory under the FIFO or average cost methods should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective for the Company beginning in the first quarter of fiscal 2017. Approximately 96% of the Company's merchandise inventories are valued using the retail inventory method, which is outside the scope of this ASU. The remaining 4% of the Company's merchandise inventories are valued at the lower of cost or market using the average cost or specific identified cost methods, and the Company is evaluating the effect of this update on these inventory values. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments within ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, as part of its initiative to reduce complexity in accounting standards. Under these amendments, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments within ASU No. 2016-16 are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 30, 2016.

EXECUTIVE OVERVIEW

The Company's third quarter performance of fiscal 2016 continued to reflect the current challenges facing department store retailers, as our sales decline continued to weigh heavily on profitability. During the three months ended October 29, 2016, comparable store sales declined 4% over last year's third quarter. Gross margin from retail operations decreased 100 basis points of net sales primarily due to increased markdowns. Selling, general and administrative expenses ("SG&A") from retail operations increased 115 basis points of net sales while SG&A decreased $2.4 million. Net income decreased $22.9 million to $22.8 million ($0.67 per share) for the current year third quarter from $45.7 million ($1.19 per share) for the prior year third quarter.

During the three months ended October 29, 2016, the Company purchased $53.1 million of Class A Common Stock under its $500 million stock repurchase plan (including the accrual of $3.1 million of share repurchases that had not settled as of October 29, 2016). As of October 29, 2016, authorization of $334.4 million remained under the plan.

As of October 29, 2016, the Company had working capital of $947.1 million, cash and cash equivalents of $80.5 million and $830.2 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $125.9 million for the nine months ended October 29, 2016.

The Company currently operates 271 Dillard's locations, 23 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 29, 2016	October 31, 2015
Net sales (in millions)	$1,365.6	$1,434.7
Retail stores sales trend	(4)%	(3)%
Comparable retail stores sales trend	(4)%	(4)%
Gross profit (in millions)	$486.7	$521.7
Gross profit as a percentage of net sales	35.6%	36.4%
Retail gross profit as a percentage of net sales	36.6%	37.6%
Selling, general and administrative expenses as a percentage of net sales	30.1%	28.8%
Cash flow from operations (in millions)*	$125.9	$83.3
Total retail store count at end of period**	294	297
Retail sales per square foot	$27	$28
Comparable retail store inventory trend	(1)%	6%
Annualized retail merchandise inventory turnover	2.1	2.1

*Cash flow from operations data is for the nine months ended October 29, 2016 and October 31, 2015.
**Total retail store count includes our retail store in Chesterfield, Missouri that has been temporarily closed due to water damage. We plan to re-open the store in fiscal 2017.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	3.0	2.7	2.6	2.5

	103.0	102.7	102.6	102.5

Cost of sales	64.4	63.6	65.0	64.0
Selling, general and administrative expenses	30.1	28.8	27.9	27.0
Depreciation and amortization	4.4	4.6	4.2	4.1
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	1.1	1.0	1.1	1.0
Loss (gain) on disposal of assets	—	(0.7)	—	(0.2)

Income before income taxes and income on and equity in earnings of joint ventures	2.6	4.9	4.0	6.3
Income taxes	0.9	1.7	1.4	2.2
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	1.7%	3.2%	2.6%	4.1%

Net Sales

	Three Months Ended
(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change
Net sales:
Retail operations segment	$1,322,641	$1,381,821	$(59,180)
Construction segment	42,968	52,833	(9,865)
Total net sales	$1,365,609	$1,434,654	$(69,045)

The percent change in the Company’s sales by segment and product category for the three months ended October 29, 2016 compared to the three months ended October 31, 2015 as well as the sales percentage by segment and product category to total net sales for the three months ended October 29, 2016 are as follows:

	% Change 2016-2015	% of Net Sales
Retail operations segment
Cosmetics	(6.3)%	15%
Ladies’ apparel	(2.5)	23
Ladies’ accessories and lingerie	(6.3)	13
Juniors’ and children’s apparel	(2.3)	10
Men’s apparel and accessories	(3.2)	17
Shoes	(6.0)	16
Home and furniture	(1.5)	3
		97
Construction segment	(18.7)	3
Total		100%

Net sales from the retail operations segment decreased $59.2 million during the three months ended October 29, 2016 compared to the three months ended October 31, 2015, decreasing 4% in both total and comparable stores. Sales of ladies' accessories and lingerie, cosmetics and shoes decreased significantly over the third quarter last year. Sales of ladies' apparel, men's apparel and accessories, juniors' and children's apparel and home and furniture decreased moderately.

The number of sales transactions decreased 6% for the three months ended October 29, 2016 compared to the three months ended October 31, 2015 while the average dollars per sales transaction increased 1%. We recorded an allowance for sales returns of $5.7 million and $5.8 million as of October 29, 2016 and October 31, 2015, respectively.

During the three months ended October 29, 2016, net sales from the construction segment decreased $9.9 million or 18.7% compared to the three months ended October 31, 2015 due to a decrease in construction projects. The backlog of awarded construction contracts at October 29, 2016 totaled $278.3 million, increasing approximately 66% from January 30, 2016 and increasing approximately 27% from October 31, 2015. We expect the backlog to be earned over the next nine to twenty-four months.

	Nine Months Ended
(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change
Net sales:
Retail operations segment	$4,175,439	$4,367,890	$(192,451)
Construction segment	145,857	154,035	(8,178)
Total net sales	$4,321,296	$4,521,925	$(200,629)

The percent change in the Company’s sales by segment and product category for the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 29, 2016 are as follows:

	% Change 2016-2015	% of Net Sales
Retail operations segment
Cosmetics	(4.9)%	14%
Ladies’ apparel	(3.5)	24
Ladies’ accessories and lingerie	(6.9)	14
Juniors’ and children’s apparel	(4.5)	9
Men’s apparel and accessories	(3.5)	17
Shoes	(3.4)	16
Home and furniture	(6.7)	3
		97
Construction segment	(5.3)	3
Total		100%

Net sales from the retail operations segment decreased $192.5 million during the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015, decreasing 4% in total and 5% in comparable stores. Sales of ladies' accessories and lingerie, cosmetics and home and furniture decreased significantly over the prior year period. Sales of ladies' apparel, juniors' and children's apparel, men's apparel and accessories and shoes decreased moderately over the prior year period.

The number of sales transactions decreased 6% for the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 while the average dollars per sales transaction increased 2%.

During the nine months ended October 29, 2016, net sales from the construction segment decreased $8.2 million or 5.3% compared to the nine months ended October 31, 2015 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	$ Change 2016-2015	$ Change 2016-2015
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$27,711	$27,448	$75,603	$78,176	$263	$(2,573)
Shipping and handling income	6,309	5,420	19,366	17,219	889	2,147
Leased department income	1,659	1,570	5,111	4,983	89	128
Other	4,987	3,344	12,091	14,076	1,643	(1,985)
	40,666	37,782	112,171	114,454	2,884	(2,283)
Construction segment	220	418	575	737	(198)	(162)
Total service charges and other income	$40,886	$38,200	$112,746	$115,191	$2,686	$(2,445)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased during the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 primarily due to a decrease in income from the former Synchrony Alliance.

Gross Profit

(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$484,441	$520,033	$(35,592)	(6.8)%
Construction segment	2,303	1,701	602	35.4
Total gross profit	$486,744	$521,734	$(34,990)	(6.7)%

Nine months ended
Retail operations segment	$1,503,895	$1,622,672	$(118,777)	(7.3)%
Construction segment	6,598	5,583	1,015	18.2
Total gross profit	$1,510,493	$1,628,255	$(117,762)	(7.2)%

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gross profit as a percentage of segment net sales:
Retail operations segment	36.6%	37.6%	36.0%	37.2%
Construction segment	5.4	3.2	4.5	3.6
Total gross profit as a percentage of net sales	35.6	36.4	35.0	36.0

Gross profit declined 73 basis points of net sales and 106 basis points of net sales during the three and nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015, respectively.

Gross profit from retail operations declined 100 basis points of net sales during the three months ended October 29, 2016 compared to the three months ended October 31, 2015 primarily due to higher markdowns. Gross margin declined moderately in men's apparel and accessories and home and furniture. Gross margin declined slightly in ladies' accessories and lingerie. Gross margin remained essentially flat in ladies' apparel, shoes, cosmetics and juniors' and children's apparel.

Gross profit from retail operations declined 113 basis points of net sales during the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 primarily due to higher markdowns. Gross margin declined moderately in ladies' accessories and lingerie, men’s apparel and accessories and home and furniture. Gross margin declined slightly in juniors’ and children’s apparel, while remaining essentially flat in cosmetics, shoes and ladies' apparel.

Gross profit from the construction segment increased 214 basis points and 90 basis points of construction sales for the three and nine months ended October 29, 2016, respectively.

Inventory decreased 2% in total and 1% in comparable stores as of October 29, 2016 compared to October 31, 2015.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $7 million for the three and nine months ended October 29, 2016, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$408,943	$411,362	$(2,419)	(0.6)%
Construction segment	1,620	1,353	267	19.7
Total SG&A	$410,563	$412,715	$(2,152)	(0.5)%

Nine months ended
Retail operations segment	$1,199,597	$1,216,621	$(17,024)	(1.4)%
Construction segment	4,454	3,932	522	13.3
Total SG&A	$1,204,051	$1,220,553	$(16,502)	(1.4)%

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
SG&A as a percentage of segment net sales:
Retail operations segment	30.9%	29.8%	28.7%	27.9%
Construction segment	3.8	2.6	3.1	2.6
Total SG&A as a percentage of net sales	30.1	28.8	27.9	27.0

SG&A increased 129 basis points of net sales during the three months ended October 29, 2016 compared to the three months ended October 31, 2015 while total SG&A decreased $2.2 million.  SG&A from retail operations increased 115 basis points of net sales during the three months ended October 29, 2016 compared to the three months ended October 31, 2015 while total SG&A from retail operations decreased by $2.4 million. This decrease was primarily due to a decrease of $4.6 million in several expense categories, primarily advertising expense ($1.6 million) and services purchased ($1.3 million), which were partially offset by increases in payroll expense ($2.3 million) and insurance expense ($0.8 million).

SG&A increased 87 basis points of net sales during the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 while total SG&A decreased $16.5 million.  SG&A from retail operations increased 88 basis points of net sales during the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 while total SG&A from retail operations decreased by $17.0 million. This decrease was primarily due to a decrease in advertising expense ($6.3 million), services purchased ($5.8 million), supplies ($5.4 million) and utilities expense ($3.6 million) partially offset by an increase in insurance expense ($4.3 million).

Depreciation and Amortization

(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$60,513	$65,437	$(4,924)	(7.5)%
Construction segment	168	163	5	3.1
Total depreciation and amortization	$60,681	$65,600	$(4,919)	(7.5)%

Nine months ended
Retail operations segment	$181,421	$186,915	$(5,494)	(2.9)%
Construction segment	512	338	174	51.5
Total depreciation and amortization	$181,933	$187,253	$(5,320)	(2.8)%

Depreciation and amortization expense for the three and nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015 decreased $4.9 million and $5.3 million, respectively, due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,637	$14,887	$750	5.0%
Construction segment	(18)	(15)	(3)	(20.0)
Total interest and debt expense, net	$15,619	$14,872	$747	5.0%

Nine months ended
Retail operations segment	$47,360	$44,908	$2,452	5.5%
Construction segment	(48)	(44)	(4)	(9.1)
Total interest and debt expense, net	$47,312	$44,864	$2,448	5.5%

The increase in net interest and debt expense for the three and nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015 was primarily attributable to a decrease in capitalized interest. Total weighted average debt decreased by $17.6 million during the three months ended October 29, 2016 and increased $9.4 million for the nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015, respectively.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.0% and 35.3% for the three months ended October 29, 2016 and October 31, 2015, respectively.  During the three months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the three months ended October 31, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.2% and 34.7% for the nine months ended October 29, 2016 and October 31, 2015, respectively.  During the nine months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits. During the nine months ended October 31, 2015, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes.

The Company expects the fiscal 2016 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2016 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 29, 2016 and October 31, 2015 follows:

	Nine Months Ended
(in thousands of dollars)	October 29, 2016	October 31, 2015	$ Change
Operating Activities	$125,905	$83,291	$42,614
Investing Activities	(92,325)	(115,161)	22,836
Financing Activities	(155,967)	(271,772)	115,805
Total Cash Used	$(122,387)	$(303,642)	$181,255

Net cash flows from operations increased $42.6 million during the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015.  This increase was primarily attributable to an increase of $112.2 million related to changes in working capital items, primarily due to increases in accounts payable and accrued expenses as well as changes in merchandise inventories, income taxes and other current assets. This increase in cash flow from operations was partially offset by a decrease in gross profit.

Synchrony Financial ("Synchrony") previously owned and managed Dillard’s private label credit cards under the Synchrony Alliance that expired in November 2014. Following that scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label card portfolio from Synchrony and began managing Dillard's private label cards under the Wells Fargo Alliance. Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

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

The Company received income of approximately $75.6 million and $78.2 million from the Wells Fargo Alliance and former Synchrony Alliance during the nine months ended October 29, 2016 and October 31, 2015, respectively.

Capital expenditures were $73.4 million and $141.9 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.  The decline in capital expenditures was primarily related to the construction of new stores during the comparable prior year period. Capital expenditures for fiscal 2016 are expected to be approximately $100 million compared to actual expenditures of $166 million during fiscal 2015.

Changes in restricted cash balances are reflected as an investment activity in the accompanying condensed consolidated statements of cash flows. During the nine months ended October 31, 2015, payments of $7.3 million were made from restricted cash for like-kind property.

We opened a replacement store in Four Seasons Town Centre in Greensboro, North Carolina (210,000 square feet) in October 2016. We closed the Aiken store in Aiken, South Carolina (105,000 square feet) in May 2016, the South Towne clearance center in Sandy, Utah (100,000 square feet) in July 2016 and the Six Flags clearance center in Arlington, Texas (85,000 square feet) in August 2016. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.

During the three months ended October 29, 2016, we temporarily closed our full-line store in Chesterfield, Missouri due to water damage. Property and merchandise losses are covered by insurance, and no material loss to the financial statements is expected. We plan to reopen the store in fiscal 2017.

During the three months ended October 29, 2016, the Company invested $20.0 million in an existing open air center joint venture located in Bonita Springs, Florida. The investment was funded using cash on hand. The joint venture used these funds in the refinancing of its debt.

The Company had cash on hand of $80.5 million as of October 29, 2016.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion unsecured credit facility.  The credit facility is available for working capital needs and general corporate purposes. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0. At October 29, 2016, the Company was in compliance with all financial covenants related to the credit agreement.

At October 29, 2016, $17.0 million in borrowings were outstanding, and letters of credit totaling $26.4 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $956.6 million. The weighted average interest rate under the credit agreement for the borrowings outstanding at October 29, 2016 was 1.88%.

During the nine months ended October 29, 2016, the Company repurchased 2.5 million shares of Class A Common Stock at an average price of $67.13 per share for $165.6 million (including the accrual of $3.1 million of share repurchases that had not settled as of October 29, 2016). During the nine months ended October 31, 2015, the Company repurchased 3.7 million shares of its Common Stock at an average price of $102.52 for $382.5 million.  At October 29, 2016, $334.4 million of authorization remained under the Company's stock repurchase plan.  The ultimate disposition of the repurchased stock has not been determined.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 1, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2016 through August 27, 2016	111,238	$65.99	111,238	$380,152,415
August 28, 2016 through October 1, 2016	485,732	59.25	485,732	351,371,436
October 2, 2016 through October 29, 2016	264,656	64.19	264,656	334,382,937
Total	861,626	$61.64	861,626	$334,382,937

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
During the three months ended October 29, 2016, the Company repurchased 0.9 million shares totaling $53.1 million. Reference is made to the discussion in Note 7, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	December 1, 2016	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer