Form 10-K
period 2017-01-28
DILLARD'S, INC.
filed 2017-03-24
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2016: $1,732,820,687.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2017:

CLASS A COMMON STOCK, $0.01 par value	27,479,187
CLASS B COMMON STOCK, $0.01 par value	4,010,401
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2017 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 28, 2017, we operated 293 Dillard's stores, including 25 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2016	Fiscal 2015	Fiscal 2014
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	22	22	22
Ladies' accessories and lingerie	16	16	16
Juniors' and children's apparel	8	8	9
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	4	4
	97	97	98
Construction segment	3	3	2
Total	100%	100%	100%
Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.
We operate retail department stores in 29 states, primarily in the southwest, southeast and midwest regions of the United States. Most of our stores are located in suburban shopping malls and open-air centers. Customers may also purchase our merchandise online at our website, www.dillards.com, which features online gift registries and a variety of other services.
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

We have developed a knowledge of each of our trade areas and customer bases for our stores. This knowledge is enhanced through regular store visits by senior management and merchandising personnel and through the use of online merchandise information and is supported by our regional merchandising offices. We will continue to use existing technology and research to edit merchandise assortments by store to meet the specific preference, taste and size requirements of each local operating area.
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
We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts and advance notice of sale events. Wells Fargo administers the loyalty program that rewards customers for private label card usage.
Our earnings depend to a significant extent on the results of operations for the last quarter of our fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales.
As of January 28, 2017, we employed approximately 40,000 full-time and part-time associates, of which approximately 46% were part-time. The number of associates varies during the year, with increases occurring during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers, but we consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2016, 2015 and 2014 ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively, and each contained 52 weeks.
The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") and should not be considered to be a part of this Annual Report. Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. website: www.dillards.com.
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
We offer our customers quality products at competitive prices and a high level of customer service, resulting in a well-recognized brand and customer loyalty. Among other things, failure to respond rapidly to changing trends could diminish brand and customer loyalty and impact our reputation with customers.
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
Third party suppliers on whom we rely to obtain materials and provide production facilities may experience financial difficulties due to current and future economic conditions.
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
We source many of our products from foreign countries, which exposes us to certain risks that include political and economic conditions.

Political discourse has recently focused on ways to discourage corporations in the United States from outsourcing manufacturing and production activities to foreign jurisdictions. Proposals to address this concern include the possibility of imposing tariffs, border adjustments or other penalties on goods manufactured outside the United States to attempt to discourage these practices. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these actions, if ultimately enacted, could negatively impact our ability to source products from foreign jurisdictions and could lead to an increase in the cost of goods and adversely affect our profitability.

Moreover, our third-party suppliers in foreign jurisdictions are subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our suppliers are located, including increased import duties, tariffs, trade restrictions and quotas, work stoppages, economic uncertainties, adverse foreign government regulations, wars, fears of war, terrorist attacks and organizing activities, adverse fluctuations of foreign currencies and political unrest.  We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the foregoing events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results. In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could adversely affect our profitability.

Failure by third party suppliers to comply with our supplier compliance programs or applicable laws could have a material adverse effect on our business.
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
In order to generate customer traffic and for convenience of our customers, we attempt to locate our stores in desirable locations within shopping malls and open air centers. Our stores benefit from the abilities that our Company, other anchor tenants and other area attractions have to generate consumer traffic. Adverse changes in the development of new shopping malls in the United States, the availability or cost of appropriate locations within existing or new shopping malls, competition with other retailers for prominent locations, the success of individual shopping malls and the success or failure of other anchor tenants, or the continued popularity of shopping malls may impact our ability to maintain or grow our sales in our existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.
We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our real estate assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area. Additionally, we are subject to potential liability for environmental conditions on the property that we own or lease. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 75 stores along the Gulf and Atlantic coasts that are covered by third-party insurance but are self-insured for property and merchandise losses related to "named storms." As a result, the repair and replacement costs will be borne by us for damage to any of these stores from "named storms," which could have an adverse effect on our financial condition or results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At January 28, 2017, we operated 293 stores in 29 states totaling approximately 49.2 million square feet of which we owned approximately 44.1 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 28, 2017:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	39	1	2	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	6	3	1	2	—
Kentucky	6	5	1	—	—
Louisiana	15	14	1	—	—
Missouri	9	6	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	14	14	—	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	5	5	—	—	—
Ohio	14	11	3	—	—
Oklahoma	10	6	4	—	—
South Carolina	7	7	—	—	—
Tennessee	10	8	1	—	1
Texas	58	43	8	1	6
Utah	4	4	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	293	245	29	11	8

At January 28, 2017, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12 and 13 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 24, 2017, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	72	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	67	Director; President	1998	Brother of William Dillard, II
Mike Dillard	65	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	70	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson (1)	45	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts (2)	54	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
William Dillard, III (3)	46	Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy (4)	58	Senior Vice President	2015	Sister of William Dillard, II
Dean L. Worley (5)	51	Vice President; General Counsel	2012	None
Mike McNiff	64	Vice President	1995	None
Brant Musgrave (6)	44	Vice President	2014	None
Mike Litchford (7)	51	Vice President	2016	None
Tom Bolin (8)	54	Vice President	2016	None
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

(2)	Mr. Watts served as Vice President of Tax from 2002 to 2015. In 2015, he was promoted to Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer.

(3)	Mr. Dillard served as Vice President of Corporate Merchandising and Product Development from 2001 to 2015. In 2015, he was promoted to Senior Vice President.

(4)	Mrs. Mahaffy served as Corporate Vice President of Advertising from 2000 to 2015. In 2015, she was promoted to Senior Vice President.

(5)	Mr. Worley served as Assistant General Counsel from 1996 to 2012. In 2012, he was promoted to Vice President and General Counsel.

(6)	Mr. Musgrave served as a Regional Vice President of Stores from 2007 to 2014. In 2014, he was promoted to Corporate Vice President of Stores.

(7)	Mr. Litchford served as a Regional Vice President of Stores from 2005 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.

(8)	Mr. Bolin served as a Regional Vice President of Stores from 2000 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2016 and 2015 are presented in the table below:

	2016		2015		Dividends per Share
Fiscal Quarter	High	Low	High	Low	2016	2015
First	$88.58	$65.24	$144.21	$111.55	$0.07	$0.06
Second	72.08	54.37	133.92	98.11	0.07	0.06
Third	77.70	56.05	103.09	85.61	0.07	0.07
Fourth	75.54	54.42	91.22	60.66	0.07	0.07
While the Company expects to continue paying quarterly cash dividends during fiscal 2017, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of February 25, 2017, there were 2,741 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2016 through November 26, 2016	71,896	$60.89	71,896	$330,005,062
November 27, 2016 through December 31, 2016	465,345	64.86	465,345	299,823,501
January 1, 2017 through January 28, 2017	806,018	57.07	806,018	253,827,299
Total	1,343,259	$59.97	1,343,259	$253,827,299

In February 2016, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock plan ("February 2016 Stock Plan").  This authorization permited the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The authorization had no expiration date. There was $253.8 million in remaining availability pursuant to the February 2016 Stock Plan as of January 28, 2017.
Reference is made to the discussion in Note 9 in the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report, which information is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the Company's equity compensation plans is incorporated herein by reference to Item 12 of this Annual Report under the heading "Equity Compensation Plan Information".

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 27, 2012 (the last trading day prior to the start of fiscal 2012) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
400
300
200
100
0
Dollars
Base Year
2012
2013
2014
2015
2016
Fiscal Year
Dillard's
S&P 500
S&P 500 Department Stores

	2012	2013	2014	2015	2016
Dillard's, Inc.	$196.81	$201.69	$263.02	$163.49	$127.44
S&P 500	117.61	141.48	161.60	160.52	194.02
S&P 500 Department Stores	103.09	119.64	149.27	107.64	86.82

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012*
Net sales	$6,256,971	$6,595,626	$6,621,054	$6,531,647	$6,593,169
Percent change	(5)%	—%	1%	(1)%	5%
Cost of sales	4,166,411	4,350,805	4,272,605	4,223,715	4,247,108
Percent of sales	66.6%	66.0%	64.5%	64.7%	64.4%
Interest and debt expense, net	63,059	60,923	61,306	64,505	69,596
Income before income taxes and income on and equity in losses of joint ventures	257,675	408,784	510,768	496,224	479,750
Income taxes	88,500	140,770	179,480	173,400	145,060
Income on and equity in losses of joint ventures	45	1,356	565	847	1,272
Net income	169,220	269,370	331,853	323,671	335,962
Net income per diluted common share	4.93	6.91	7.79	7.10	6.87
Dividends per common share	0.28	0.26	0.24	0.22	5.20
Book value per common share	53.41	49.98	49.02	45.33	41.24
Average number of diluted shares outstanding	34,308,211	39,004,500	42,603,236	45,586,087	48,910,946
Accounts receivable	48,230	47,138	56,510	30,840	31,519
Merchandise inventories	1,406,403	1,374,505	1,374,481	1,345,321	1,294,581
Property and equipment, net	1,790,267	1,939,832	2,029,171	2,134,200	2,287,015
Total assets	3,888,136	3,863,901	4,168,101	4,048,523	4,046,075
Long-term debt	526,106	613,061	612,815	612,569	612,116
Capital lease obligations	3,988	7,269	5,919	6,759	7,524
Other liabilities	238,424	238,980	250,455	228,439	233,492
Deferred income taxes	225,684	258,070	278,999	314,162	317,038
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,717,417	1,795,305	2,019,270	1,992,197	1,970,175
Number of stores
Opened	—	3	2	—	—
Closed**	4	3	1	6	2
Total—end of year	293	297	297	296	302
___________________________________

*	Fiscal 2012 contains 53 weeks.
** Closed stores include a retail store that is currently closed due to water damage.
The items below are included in the Selected Financial Data.
2016
A $6.5 million pretax charge ($4.2 million after tax or $0.12 per share) for asset impairment related to the write-down of a cost method investment (See Note 13 in the "Notes to Consolidated Financial Statements" in Item 8 hereof).
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
Dillard's, Inc. operates 293 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2016, 2015 and 2014 reporting periods presented and discussed below ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively, and each contained 52 weeks.
EXECUTIVE OVERVIEW
Fiscal 2016
The Company's performance during fiscal 2016 reflected mall traffic declines from continued retail industry challenges, as our sales decline weighed heavily on our profitability. Comparable retail sales decreased 5% over last year, and gross profit from retail operations decreased 73 basis points of net retail sales as a result of increased markdowns. Consolidated selling, general and administrative ("SG&A") expenses increased 114 basis points of net sales while SG&A decreased $14.3 million. During the fiscal year, savings in several expense categories, notably advertising, utilities and supplies, were partially offset by increased payroll and employee-related insurance expense. Net income decreased to $169.2 million, or $4.93 per share, during fiscal 2016 from $269.4 million, or $6.91 per share, in the prior year.
Included in net income for fiscal 2016 is a pre-tax charge of $6.5 million ($4.2 million after tax or $0.12 per share) for asset impairment related to the write-down of a cost method investment.
Included in net income for fiscal 2015 is a pre-tax gain of $12.6 million ($8.1 million after tax or $0.21 per share) related to the sale of four retail store locations.
During fiscal 2016, the Company repurchased $246.2 million, or 3.8 million shares, of Class A Common Stock under the February 2016 Stock Plan, with $253.8 million in authorization remaining at January 28, 2017.
As of January 28, 2017, we had working capital of $861.4 million (including cash and cash equivalents of $347.0 million) and $813.3 million of total debt outstanding, excluding capital lease obligations, with $87.2 million in scheduled maturities in late fiscal 2017. We operated 268 Dillard's locations, 25 clearance centers and one Internet store as of January 28, 2017.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales (in millions)	$6,257.0	$6,595.6	$6,621.1
Gross profit (in millions)	$2,090.6	$2,244.8	$2,348.4
Gross profit as a percentage of net sales	33.4%	34.0%	35.5%
Retail gross profit as a percentage of retail net sales	34.3%	35.0%	36.1%
Selling, general and administrative expenses as a percentage of net sales	26.5%	25.3%	25.1%
Cash flow from operations (in millions)	$517.0	$450.2	$611.6
Total retail store count at end of period	293	297	297
Retail sales per square foot	$126	$130	$131
Retail stores sales trend	(5)%	(2)%	1%
Comparable retail store sales trend	(5)%	(2)%	1%
Retail store inventory trend	2%	—%	2%
Retail merchandise inventory turnover	2.5	2.7	2.8

Trends and Uncertainties
Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

•
Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.

•
Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the cost of sales on our consolidated statement of income will correspondingly rise, thus reducing our net income and cash flow.

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

2017 Guidance
A summary of management's estimates of certain financial measures for fiscal 2017 is shown below.

(in millions of dollars)	Fiscal 2017 Estimated	Fiscal 2016 Actual
Depreciation and amortization	$240	$244
Rentals	25	26
Interest and debt expense, net	63	63
Capital expenditures	125	105
General
Net sales.    Net sales include merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI, the Company's general contracting construction company. Comparable store sales include sales for those stores which were in operation for a full period in both the current quarter and the corresponding quarter for the prior year. Comparable store sales exclude changes in the allowance for sales returns. Non-comparable store sales include: sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the current or previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.
Service charges and other income.    Service charges and other income include income generated through the Wells Fargo Alliance and former Synchrony Alliance. Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.
Cost of sales.    Cost of sales includes the cost of merchandise sold (net of purchase discounts, non-specific margin maintenance allowances and merchandise margin maintenance allowances), bankcard fees, freight to the distribution centers, employee and promotional discounts, shipping to customers and direct payroll for salon personnel. Cost of sales also includes CDI contract costs, which comprise all direct material and labor costs, subcontract costs and those indirect costs related to contract performance, such as indirect labor, employee benefits and insurance program costs.
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
Income on and equity in losses of joint ventures.    Income on and equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as the distribution of excess cash (excluding returns of investments) from a mall joint venture.

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
Merchandise inventory.   All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 96% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 28, 2017 and January 30, 2016, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2016, 2015 or 2014. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $10 million for fiscal 2016.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts. The differences between the estimated amounts of shrinkage and the actual amounts realized during the past three years have not been material.
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $5.1 million and $4.9 million as of January 28, 2017 and January 30, 2016, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2016, 2015 or 2014.
The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $104 million, $105 million and $112 million from the alliances in fiscal 2016, 2015 and 2014, respectively. The Company participates in the marketing of the private label credit cards and accepts payments on the private label credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 28, 2017 and January 30, 2016, insurance accruals of $43.1 million and $44.4 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2016 and 2015, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net income by $3.0 million for fiscal 2016.
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
The total amount of unrecognized tax benefits as of January 28, 2017 was $4.0 million, of which $2.5 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 30, 2016 was $4.3 million, of which $2.5 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2013 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 4.0% as of January 28, 2017 from 4.2% as of January 30, 2016. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $183.6 million is appropriately stated as of January 28, 2017; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $11.7 million. The Company expects to make a contribution to the pension plan of approximately $4.9 million in fiscal 2017. The Company expects pension expense to be approximately $10.7 million in fiscal 2017 with a liability of $189.4 million at February 3, 2018.
RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 28, 2017		January 30, 2016		January 31, 2015
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,256,971	100.0%	$6,595,626	100.0%	$6,621,054	100.0%
Service charges and other income	161,038	2.6	158,919	2.4	159,075	2.4
	6,418,009	102.6	6,754,545	102.4	6,780,129	102.4
Cost of sales	4,166,411	66.6	4,350,805	66.0	4,272,605	64.5
Selling, general and administrative expenses	1,655,658	26.5	1,669,916	25.3	1,663,859	25.1
Depreciation and amortization	243,657	3.9	250,011	3.8	250,683	3.8
Rentals	25,954	0.4	26,732	0.4	26,977	0.4
Interest and debt expense, net	63,059	1.0	60,923	0.9	61,306	0.9
Gain on disposal of assets	(905)	—	(12,626)	(0.2)	(6,069)	(0.1)
Asset impairment and store closing charges	6,500	0.1	—	0.0	—	—
Income before income taxes and income on and equity in losses of joint ventures	257,675	4.1	408,784	6.2	510,768	7.7
Income taxes	88,500	1.4	140,770	2.1	179,480	2.7
Income on and equity in losses of joint ventures	45	—	1,356	—	565	—
Net income	$169,220	2.7%	$269,370	4.1%	$331,853	5.0%

Sales

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales:
Retail operations segment	$6,071,404	$6,388,769	$6,490,387
Construction segment	185,567	206,857	130,667
Total net sales	$6,256,971	$6,595,626	$6,621,054
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2016 - 2015	Fiscal 2015 - 2014
Retail operations segment
Cosmetics	(5.3)%	(0.9)%
Ladies' apparel	(3.6)	(1.3)
Ladies' accessories and lingerie	(6.7)	(1.2)
Juniors' and children's apparel	(5.1)	(1.0)
Men's apparel and accessories	(3.9)	(2.4)
Shoes	(5.3)	(0.5)
Home and furniture	(7.3)	(7.4)
Construction segment	(10.3)	58.3

2016 Compared to 2015
Net sales from the retail operations segment decreased $317.4 million during fiscal 2016 as compared to fiscal 2015, decreasing 5% in both total and comparable stores. During fiscal 2016, sales of ladies' apparel and men's apparel and accessories decreased moderately from the prior year. Sales of ladies' accessories and lingerie, shoes, juniors' and children's apparel, cosmetics and home and furniture decreased significantly from the prior year.
The number of sales transactions during fiscal 2016 decreased 7% over fiscal 2015 while the average dollars per sales transaction increased 2%.
Net sales from the construction segment decreased $21.3 million or 10.3% during fiscal 2016 as compared to fiscal 2015 due to a decrease in construction projects. The backlog of awarded construction contracts at January 28, 2017 totaled $235.8 million, increasing approximately 41% from January 30, 2016.
2015 Compared to 2014
Net sales from the retail operations segment decreased $101.6 million during fiscal 2015 as compared to fiscal 2014, decreasing 2% in both total and comparable stores. During fiscal 2015, sales of ladies' apparel, ladies' accessories and lingerie, shoes, juniors' and children's apparel and cosmetics decreased slightly from the prior year. Sales of men's apparel and accessories decreased moderately over the prior year. Sales of home and furniture declined significantly from the prior year.
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

Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2016, 2015 and 2014 was 21.7%, 21.7% and 21.6% of total net sales, respectively.
Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014	2016 - 2015	2015 - 2014	2016 - 2015	2015- 2014
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$103.6	$105.4	$111.6	$(1.8)	$(6.2)	(1.7)%	(5.6)%
Leased department income	7.3	7.2	8.7	0.1	(1.5)	1.4	(17.2)
Shipping and handling income	29.2	26.1	22.3	3.1	3.8	11.9	17.0
Other	19.3	17.7	15.6	1.6	2.1	9.0	13.5
	159.4	156.4	158.2	3.0	(1.8)	1.9	(1.1)
Construction segment	1.6	2.5	0.9	(0.9)	1.6	(36.0)	177.8
Total	$161.0	$158.9	$159.1	$2.1	$(0.2)	1.3%	(0.1)%
2016 Compared to 2015
Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased $1.8 million in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in income from the former Synchrony Alliance.
Leased department income is primarily earned from an upscale women's apparel vendor in certain stores. The vendor has recently filed bankruptcy, and it is unclear how or if this event will impact our future business with this vendor.
2015 Compared to 2014
Income from the alliances decreased $6.2 million in fiscal 2015 compared to fiscal 2014 primarily due to increased credit losses partially resulting from the portfolio transition.
Gross Profit

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Gross profit:
Retail operations segment	$2,081,769	$2,237,077	$2,342,109
Construction segment	8,791	7,744	6,340
Total gross profit	$2,090,560	$2,244,821	$2,348,449
Gross profit as a percentage of segment net sales:
Retail operations segment	34.3%	35.0%	36.1%
Construction segment	4.7	3.7	4.9
Total gross profit as a percentage of net sales	33.4	34.0	35.5
2016 Compared to 2015
Gross profit as a percentage of net sales declined 62 basis points of sales during fiscal 2016 compared to fiscal 2015. Gross profit from retail operations declined 73 basis points of segment net sales during the same periods primarily due to increased markdowns.
During fiscal 2016, gross margin declined slightly in cosmetics, men's apparel and accessories and juniors' and children's apparel. Gross margin declined moderately in ladies' accessories and lingerie. Gross margin was essentially flat in ladies' apparel, shoes and home and furniture.

Gross profit from the construction segment increased $1.0 million and increased, on a percentage basis, by 100 basis points of segment net sales. The increase was due to an increase in fees for external contracts.
Retail store inventory increased 2% at January 28, 2017 compared to January 30, 2016.
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
Retail store inventory remained flat at January 30, 2016 compared to January 31, 2015.
Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
SG&A:
Retail operations segment	$1,649,654	$1,664,301	$1,658,994
Construction segment	6,004	5,615	4,865
Total SG&A	$1,655,658	$1,669,916	$1,663,859
SG&A as a percentage of segment net sales:
Retail operations segment	27.2%	26.1%	25.6%
Construction segment	3.2	2.7	3.7
Total SG&A as a percentage of net sales	26.5	25.3	25.1
2016 Compared to 2015
SG&A decreased $14.3 million and increased 114 basis points of sales during fiscal 2016 compared to fiscal 2015. The decrease in expense was primarily driven by decreased advertising ($7.0 million), supplies ($7.3 million) and utilities ($4.3 million) expenses partially offset by an increase in payroll ($3.8 million) and employee-related insurance expense ($4.3 million).
2015 Compared to 2014
SG&A increased $6.1 million or 19 basis points of sales during fiscal 2015 compared to fiscal 2014. The increase was primarily driven by increased selling payroll expense ($15.1 million) partially offset by decreased advertising expense ($6.2 million).
Depreciation and Amortization

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Depreciation and amortization:
Retail operations segment	$242,981	$249,508	$250,371
Construction segment	676	503	312
Total depreciation and amortization	$243,657	$250,011	$250,683
2016 Compared to 2015
Depreciation and amortization expense decreased $6.4 million during fiscal 2016 compared to fiscal 2015, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest and debt expense (income), net:
Retail operations segment	$63,127	$60,989	$61,352
Construction segment	(68)	(66)	(46)
Total interest and debt expense, net	$63,059	$60,923	$61,306
2016 Compared to 2015
Net interest and debt expense increased $2.1 million in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in capitalized interest and investment income. Total weighted average debt outstanding during fiscal 2016 decreased approximately $21.5 million compared to fiscal 2015, due to a decrease in average outstanding short term borrowings under the credit facility.
2015 Compared to 2014
Net interest and debt expense declined $0.4 million in fiscal 2015 compared to fiscal 2014 primarily due to an increase in capitalized interest and a decrease in credit facility commitment fees, partially offset by an increase in short term borrowings. Total weighted average debt outstanding during fiscal 2015 increased approximately $28.2 million compared to fiscal 2014, due to an increase in average outstanding short term borrowings of the credit facility.
Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Gain on disposal of assets:
Retail operations segment	$(886)	$(12,619)	$(6,068)
Construction segment	(19)	(7)	(1)
Total gain on disposal of assets	$(905)	$(12,626)	$(6,069)
Fiscal 2015
During fiscal 2015, the Company received proceeds of $25.5 million primarily from the sales of four retail store locations in Huntsville, Alabama, Sandy, Utah, Tampa, Florida and Arlington, Texas, resulting in a gain of $12.6 million that was recorded in gain on disposal of assets.
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
Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Asset impairment and store closing charges:
Retail operations segment	$6,500	$—	$—
Construction segment	—	—	—
Total asset impairment and store closing charges	$6,500	$—	$—
Fiscal 2016
Asset impairment for fiscal 2016 consisted of the write-down of a cost method investment.

Income Taxes
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was 34.3% in fiscal 2016, 34.3% in fiscal 2015, and 35.1% in fiscal 2014. The Company expects the fiscal 2017 federal and state effective income tax rate to approximate 35%.
Fiscal 2016
During fiscal 2016, income taxes included the recognition of tax benefits of approximately $2.4 million related to federal tax credits. These tax benefits were partially offset by tax expense of approximately $1.9 million due to net increases in valuation allowances related to state net operating loss carryforwards.
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
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014	2016 - 2015	2015 - 2014
Operating Activities	$517,007	$450,226	$611,589	14.8%	(26.4)%
Investing Activities	(119,649)	(132,939)	(143,412)	10.0	7.3
Financing Activities	(253,242)	(518,170)	(301,559)	51.1	(71.8)
Total Cash Provided (Used)	$144,116	$(200,883)	$166,618
Operating Activities
The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.6%, 94.6% and 95.7% of total revenues in fiscal 2016, 2015 and 2014, respectively.
Operating cash inflows also include revenue and reimbursements from the Wells Fargo Alliance and former Synchrony Alliance and cash distributions from joint ventures (excluding returns of investments). Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
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

The Company received income of approximately $104 million, $105 million and $112 million from the Wells Fargo Alliance and former Synchrony Alliance during fiscal 2016, 2015 and 2014, respectively.
Net cash flows from operations increased $66.8 million during fiscal 2016 compared to fiscal 2015. This increase was primarily attributable to an increase of $153.1 million related to changes in working capital items, primarily increases in trade accounts payable and accrued expenses. These increases were partially offset by decreases in gross profit.
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
Capital expenditures decreased $61.0 million for fiscal 2016 compared to fiscal 2015. The decline in capital expenditures was primarily related to the construction of new stores during the comparable prior year period. The fiscal 2016 expenditures of $104.8 million were primarily for the remodeling of our Four Seasons store in Greensboro, North Carolina (200,000 square feet replacing 214,000 square feet) and other existing stores.
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
Capital expenditures for fiscal 2017 are expected to be approximately $125 million. These expenditures are primarily for the construction and remodeling of stores.
During fiscal 2016, we closed the Aiken store in Aiken, South Carolina (105,000 square feet), the South Towne clearance center in Sandy, Utah (100,000 square feet) and the Six Flags clearance center in Arlington, Texas (85,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.
During fiscal 2016, we closed a full-line store due to water damage. Property and merchandise losses are covered by insurance, and we received $1.5 million and $3.2 million in insurance proceeds for the property and merchandise losses, respectively. The Company is evaluating its alternatives for this location.
During fiscal 2016, 2015 and 2014, we received proceeds from the sale of property and equipment of $1.2 million, $25.5 million and $14.8 million, respectively, and recorded related gains of $0.9 million, $12.6 million and $6.4 million, respectively. At January 31, 2015, $7.3 million of the fiscal 2014 proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Consolidated Statements of Cash Flows. During fiscal 2015, payments of $7.3 million were made from restricted cash for like-kind property.
During fiscal 2016, the Company invested $20.0 million in an existing open air center joint venture located in Bonita Springs, Florida. The investment was funded using cash on hand. The joint venture used these funds in the refinancing of its debt. The Company received a distribution of $2.5 million from this investment.
During fiscal 2014, the Company received a final distribution of $1.1 million from its investment in a property located in Toledo, Ohio, resulting in a loss of $0.3 million that was recorded in gain (loss) on disposal of assets.

Financing Activities
Our primary source of cash inflows from financing activities is generally our $1.0 billion senior unsecured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, capital lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities decreased to $253.2 million in fiscal 2016 from $518.2 million in fiscal 2015. This decrease in cash used of $264.9 million was primarily due to a decrease in stock repurchases.
Cash used in financing activities increased to $518.2 million in fiscal 2015 from $301.6 million in fiscal 2014. This increase in cash used of $216.6 million was primarily due to an increase in stock repurchases.
Stock Repurchase.    In February 2016, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("February 2016 Stock Plan"). During fiscal 2016, the Company repurchased 3.8 million shares for $246.2 million (including the accrual of $6.0 million of share repurchases that had not settled as of January 28, 2017) at an average price of $64.61 per share. As of January 28, 2017, $253.8 million authorization remained under the February 2016 Stock Plan.
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
Revolving Credit Agreement.    In May 2015, the Company entered into a $1.0 billion senior unsecured revolving credit facility ("credit agreement"), replacing the Company's prior secured credit facility. The credit agreement expires May 13, 2020 and is available to the Company for working capital needs and general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.
The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.
No borrowings were outstanding at January 28, 2017. Letters of credit totaling $26.5 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $974 million at January 28, 2017. The Company had weighted-average borrowings of $19.8 million, $41.3 million and $13.1 million during fiscal 2016, 2015 and 2014, respectively.
Peak borrowings under the credit facility were $110 million during fiscal 2016.
To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At January 28, 2017, the Company was in compliance with all financial covenants related to the credit agreement.
Long-term Debt.    At January 28, 2017, the Company had $613.3 million, including current portion, of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 6.625% to 7.875% with due dates from fiscal 2017 through fiscal 2028.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2017	$87.2
2018	161.0
2019	—
2020	—
2021	—
During fiscal 2016, the Company decreased its net level of outstanding debt and capital leases by $3.0 million, specifically related to capital leases, compared to an increase of $3.8 million in fiscal 2015. No debt matured during fiscal 2016, 2015 or 2014.
Subordinated Debentures.    As of January 28, 2017, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.
Fiscal 2017 Outlook
During fiscal 2017, the Company expects to finance its capital expenditures and its working capital requirements, as well as stock repurchases and the payment of dividends from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these factors. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$614,785	$87,201	$160,959	$—	$366,625
Interest on long-term debt	298,890	45,046	60,198	54,601	139,045
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	322,767	15,246	29,918	29,918	247,685
Capital lease obligations, including interest	8,358	3,699	2,856	1,803	—
Benefit plan participant payments	186,203	5,321	13,255	19,147	148,480
Purchase obligations(1)	1,299,750	1,288,250	11,500	—	—
Operating leases(2)	54,727	19,640	24,299	9,081	1,707
Total contractual cash obligations(3)(4)	$2,985,480	$1,464,403	$302,985	$114,550	$1,103,542
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,241.0 million of the purchase obligations, of which a significant portion are cancelable without penalty prior to a date that precedes the vendor's scheduled shipment date.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2016.

(3)
The total liability for unrecognized tax benefits is $3.0 million, including tax, penalty, and interest. The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $25.6 million and gift card liabilities of $21.5 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$1.0 billion line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	26,430	26,430	—	—	—
Import letters of credit	96	96	—	—	—
Total commercial commitments	$26,526	$26,526	$—	$—	$—
___________________________________

(1)	At January 28, 2017, letters of credit totaling $26.5 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the headings "2017 Guidance" and "Fiscal 2017 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for fiscal 2017, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

Expected Maturity Date (fiscal year)
(in thousands of dollars)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-term debt	$87,201	$160,959	$—	$—	$—	$366,625	$614,785	$686,620
Average fixed interest rate	6.6%	7.1%	—%	—%	—%	7.5%	7.3%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$208,320
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $1.0 billion senior unsecured revolving credit facility. Outstanding balances under this facility bear interest at a variable rate of LIBOR plus 1.375%. The Company had weighted average borrowings of $19.8 million during fiscal 2016. Based on the average amount outstanding during fiscal 2016, a 100 basis point change in interest rates would result in an approximate $0.2 million annual change to interest expense.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2017.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 28, 2017. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
A.    Directors of the Company
The information called for by this item regarding directors of the Company is incorporated herein by reference from the information under the headings "Election of Directors", "Audit Committee Report", "Information Regarding the Board and Its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.
B.    Executive Officers of the Company
Information regarding executive officers of the Company is included in Part I of this report under the heading "Executive Officers of the Company." Reference additionally is made to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.
The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company intends to satisfy the disclosure requirements of Form 8-K regarding any such waiver from, or an amendment to, any provision of the Code of Conduct, by posting such waiver or amendment on the Company's website. The current version of the Code of Conduct is available free of charge on the Company's website, www.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Bull, Director of Investor Relations, at the Company's corporate executive offices at 1600 Cantrell Rd, Little Rock, AR 72201.
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2016 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,682,161
Total	—	$—	8,682,161
___________________________________

*	Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

•	1990 Incentive and Nonqualified Stock Option Plan

•	1998 Incentive and Nonqualified Stock Option Plan

•	2000 Incentive and Nonqualified Stock Option Plan

•	Dillard's, Inc. Stock Bonus Plan

•	Dillard's, Inc. Stock Purchase Plan

•	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan
There are no non-stockholder approved plans. Balances presented in the table above are as of January 28, 2017.

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
ITEM 16. FORM 10-K SUMMARY
None.

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
Date: March 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ WILLIAM DILLARD, II	/s/ CHRIS B. JOHNSON
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Chris B. Johnson Senior Vice President and Co-Principal Financial Officer

/s/ ALEX DILLARD	/s/ PHILLIP R. WATTS
Alex Dillard President and Director	Phillip R. Watts Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ MIKE DILLARD	/s/ DRUE MATHENY
Mike Dillard Executive Vice President and Director	Drue Matheny Executive Vice President and Director

/s/ ROBERT C. CONNOR	/s/ JAMES I. FREEMAN
Robert C. Connor Director	James I. Freeman Director

/s/ H. LEE HASTINGS	/s/ FRANK R. MORI
H. Lee Hastings Director	Frank R. Mori Director

/s/ REYNIE RUTLEDGE	/s/ WARREN A. STEPHENS
Reynie Rutledge Director	Warren A. Stephens Director

/s/ J.C. WATTS, JR.	/s/ NICK WHITE
J. C. Watts, Jr. Director	Nick White Director

Date: March 24, 2017

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended January 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard’s, Inc.:

We have audited Dillard’s, Inc.’s (the Company) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dillard’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dillard’s, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017, and our report dated March 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dillard's, Inc.:

We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dillard’s, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
March 24, 2017

Consolidated Balance Sheets
Dollars in Thousands

	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$346,985	$202,869
Accounts receivable	48,230	47,138
Merchandise inventories	1,406,403	1,374,505
Other current assets	36,303	44,371
Total current assets	1,837,921	1,668,883
Property and equipment:
Land and land improvements	64,313	64,313
Buildings and leasehold improvements	3,106,481	3,106,014
Furniture, fixtures and equipment	1,065,291	1,130,471
Buildings under construction	9,024	398
Buildings and equipment under capital leases	23,648	23,648
Less accumulated depreciation and amortization	(2,478,490)	(2,385,012)
	1,790,267	1,939,832
Other assets	259,948	255,186
Total assets	$3,888,136	$3,863,901
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$839,305	$691,310
Current portion of long-term debt	87,201	—
Current portion of capital lease obligations	3,281	3,284
Federal and state income taxes	46,730	56,622
Total current liabilities	976,517	751,216
Long-term debt	526,106	613,061
Capital lease obligations	3,988	7,269
Other liabilities	238,424	238,980
Deferred income taxes	225,684	258,070
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A—119,814,702 and 119,767,148 shares issued; 28,147,158 and 31,909,989 shares outstanding	1,198	1,198
Common stock, Class B (convertible)—4,010,401 and 4,010,401 shares issued and outstanding	40	40
Additional paid-in capital	943,467	940,796
Accumulated other comprehensive loss	(11,137)	(17,118)
Retained earnings	4,153,844	3,994,211
Less treasury stock, at cost, Class A—91,667,544 and 87,857,159 shares	(3,369,995)	(3,123,822)
Total stockholders' equity	1,717,417	1,795,305
Total liabilities and stockholders' equity	$3,888,136	$3,863,901
See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Per Share Data

	Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$6,256,971	$6,595,626	$6,621,054
Service charges and other income	161,038	158,919	159,075
	6,418,009	6,754,545	6,780,129
Cost of sales	4,166,411	4,350,805	4,272,605
Selling, general and administrative expenses	1,655,658	1,669,916	1,663,859
Depreciation and amortization	243,657	250,011	250,683
Rentals	25,954	26,732	26,977
Interest and debt expense, net	63,059	60,923	61,306
Gain on disposal of assets	(905)	(12,626)	(6,069)
Asset impairment and store closing charges	6,500	—	—
Income before income taxes and income on and equity in losses of joint ventures	257,675	408,784	510,768
Income taxes	88,500	140,770	179,480
Income on and equity in losses of joint ventures	45	1,356	565
Net income	$169,220	$269,370	$331,853
Earnings per common share:
Basic	$4.93	$6.91	$7.79
Diluted	4.93	6.91	7.79
   See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$169,220	$269,370	$331,853
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $3,686, $8,574 and $(4,235))	5,981	13,911	(6,955)
Comprehensive income	$175,201	$283,281	$324,898
   See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Share and Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, February 1, 2014	$1,197	$40	$935,208	$(24,074)	$3,413,240	$(2,333,414)	$1,992,197
Net income	—	—	—	—	331,853	—	331,853
Other comprehensive loss	—	—	—	(6,955)	—	—	(6,955)
Issuance of 24,864 shares under stock bonus plans	—	—	2,785	—	—	—	2,785
Purchase of 2,780,743 shares of treasury stock						(290,408)	(290,408)
Cash dividends declared:
Common stock, $0.24 per share	—	—	—	—	(10,202)	—	(10,202)
Balance, January 31, 2015	1,197	40	937,993	(31,029)	3,734,891	(2,623,822)	2,019,270
Net income	—	—	—	—	269,370	—	269,370
Other comprehensive income	—	—	—	13,911	—	—	13,911
Issuance of 34,830 shares under stock bonus plans	1	—	2,803	—	—	—	2,804
Purchase of 5,306,737 shares of treasury stock	—	—	—	—	—	(500,000)	(500,000)
Cash dividends declared:
Common stock, $0.26 per share	—	—	—	—	(10,050)	—	(10,050)
Balance, January 30, 2016	1,198	40	940,796	(17,118)	3,994,211	(3,123,822)	1,795,305
Net income					169,220		169,220
Other comprehensive income				5,981			5,981
Issuance of 47,554 shares under stock bonus plans			2,671				2,671
Purchase of 3,810,385 shares of treasury stock						(246,173)	(246,173)
Cash dividends declared:
Common stock, $0.28 per share					(9,587)		(9,587)
Balance, January 28, 2017	$1,198	$40	$943,467	$(11,137)	$4,153,844	$(3,369,995)	$1,717,417
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Operating activities:
Net income	$169,220	$269,370	$331,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	245,923	252,147	252,334
Deferred income taxes	(35,703)	(35,975)	(30,927)
Gain on disposal of assets	(905)	(12,626)	(6,069)
Proceeds from insurance	3,173	—	—
Gain from insurance proceeds	(1,635)	—	—
Asset impairment and store closing charges	6,500	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,092)	9,372	(25,670)
Increase in merchandise inventories	(33,436)	(24)	(29,160)
Decrease in other current assets	8,981	2,911	1,406
Decrease in other assets	5,844	2,939	1,031
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	156,342	(33,702)	104,923
(Decrease) increase in income taxes payable	(6,205)	(4,186)	11,868
Net cash provided by operating activities	517,007	450,226	611,589
Investing activities:
Purchase of property and equipment	(104,824)	(165,788)	(151,888)
Proceeds from disposal of assets	1,150	25,503	14,767
Proceeds from insurance	1,525	—	—
Decrease (increase) in restricted cash	—	7,346	(7,346)
Investment in joint venture	(20,000)	—	—
Distribution from joint venture	2,500	—	1,055
Net cash used in investing activities	(119,649)	(132,939)	(143,412)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(3,284)	(5,299)	(784)
Cash dividends paid	(9,787)	(10,008)	(10,367)
Purchase of treasury stock	(240,171)	(500,000)	(290,408)
Issuance cost of line of credit	—	(2,863)	—
Net cash used in financing activities	(253,242)	(518,170)	(301,559)
Increase (decrease) in cash and cash equivalents	144,116	(200,883)	166,618
Cash and cash equivalents, beginning of year	202,869	403,752	237,134
Cash and cash equivalents, end of year	$346,985	$202,869	$403,752
Non-cash transactions:
Accrued capital expenditures	$3,453	$10,909	$12,051
Stock awards	2,671	2,803	2,785
Capital lease transactions	—	9,093	—
Accrued purchases of treasury stock	6,002	—	—
 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively, and each included 52 weeks.
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
Restricted Cash—Restricted cash consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investing activity in the accompanying Consolidated Statements of Cash Flows.
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
Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 96% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 28, 2017 and January 30, 2016 , merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2016, 2015 or 2014.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.
Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2016, 2015 and 2014 was $0.1 million, $2.1 million and $1.7 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of January 28, 2017 are assets held for sale in the amount of $4.0 million. During fiscal 2016, 2015 and 2014, the Company realized gains on the disposal of property and equipment of $0.9 million, $12.6 million and $6.4 million, respectively.
Depreciation expense on property and equipment was $244 million, $250 million and $251 million for fiscal 2016, 2015 and 2014, respectively.
Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that the carrying values and useful lives continue to be appropriate.
Other Assets—Other assets include the deferred charge related to the REIT Transaction of $179.8 million and $184.7 million at January 28, 2017 and January 30, 2016, respectively. Other assets also include investments accounted for by the equity and cost methods.
During fiscal 2016, the Company invested $20.0 million in an existing open air center joint venture located in Bonita Springs, Florida. The investment was funded using cash on hand. The joint venture used these funds in the refinancing of its debt.
During fiscal 2016, the Company recorded an asset impairment of $6.5 million consisting of the write-down of a cost method investment.
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
Synchrony Financial ("Synchrony"; formerly GE Consumer Finance ) owned and managed Dillard's private label credit cards under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following the scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label credit card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance is included as a component of service charges and other income. The Company received income of approximately $104 million, $105 million and $112 million from the alliances in fiscal 2016, 2015 and 2014, respectively. The Company participates in the marketing of the private label cards and accepts payments on the private label cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to Wells Fargo.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 28, 2017 and January 30, 2016, gift card liabilities of $60.5 million and $60.0 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $43 million, $50 million and $56 million, net of cooperative advertising reimbursements of $27.5 million, $29.3 million and $31.6 million for fiscal years 2016, 2015 and 2014, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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
Income on and Equity in Losses of Joint Ventures—Income on and equity in losses of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as distributions (excluding returns of investments) of excess cash from an open air center joint venture.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2016.
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

The Company is currently evaluating the impact of these updates on its consolidated financial statements including a nearly completed in-depth assessment of all revenue streams to determine which processes will be affected by these updates and the transition methods for applying the updates. Based on the results of the assessment, the Company is focusing on the construction segment revenue that is recorded using the percentage of completion method and working to quantify the impact to the financial statements. While early adoption is permitted for these ASUs, the Company intends to adopt the standard during the first quarter of fiscal 2018.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory using the first-in, first out (FIFO) or average cost methods. Under this amendment, inventory under the FIFO or average cost methods should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective for the Company beginning in the first quarter of fiscal 2017. All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. ASU No. 2015-11 excludes inventories accounted for using LIFO. The Company has determined that the adoption of this ASU will have no impact on the Company’s consolidated financial statements.

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company's operating leases include building and equipment leases. As of January 28, 2017, the future minimum rental commitments for the operating leases totaled $54.7 million as detailed in Note 12 in these "Notes to Consolidated Financial Statements." The Company expects the majority of these current operating leases will be impacted by this ASU resulting in increases in assets and liabilities in the Company's consolidated financial statements. While early adoption is permitted for this ASU, the Company intends to adopt the standard during the first quarter of fiscal 2019.
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
Newly Adopted Standards
Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  This ASU is effective for reporting periods ending after December 15, 2016, and we adopted this ASU for the annual period ended on January 28, 2017. The adoption of this guidance had no impact on the Company's consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to amend Accounting Standards Codification ("ASC") Topic 835. The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The Company adopted ASU No. 2015-03 during the first quarter of fiscal 2016, using retrospective application as permitted. Prior period amounts in our condensed consolidated financial statements have been reclassified to conform with current presentation. As a result, the Company reclassified $1.7 million of debt issuance costs from other assets to reduce long-term debt on our condensed consolidated balance sheets at January 30, 2016.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2016	Fiscal 2015	Fiscal 2014
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	22	22	22
Ladies' accessories and lingerie	16	16	16
Juniors' and children's apparel	8	8	9
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	4	4
	97	97	98
Construction segment	3	3	2
Total	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2016 Construction	Consolidated
Net sales from external customers	$6,071,404	$185,567	$6,256,971
Gross profit	2,081,769	8,791	2,090,560
Depreciation and amortization	242,981	676	243,657
Interest and debt expense (income), net	63,127	(68)	63,059
Income before income taxes and income on and equity in losses of joint ventures	253,887	3,788	257,675
Income on and equity in losses of joint ventures	45	—	45
Total assets	3,832,416	55,720	3,888,136

(in thousands of dollars)	Retail Operations	Fiscal 2015 Construction	Consolidated
Net sales from external customers	$6,388,769	$206,857	$6,595,626
Gross profit	2,237,077	7,744	2,244,821
Depreciation and amortization	249,508	503	250,011
Interest and debt expense (income), net	60,989	(66)	60,923
Income before income taxes and income on and equity in losses of joint ventures	404,582	4,202	408,784
Income on and equity in losses of joint ventures	1,356	—	1,356
Total assets	3,802,994	60,907	3,863,901

(in thousands of dollars)	Retail Operations	Fiscal 2014 Construction	Consolidated
Net sales from external customers	$6,490,387	$130,667	$6,621,054
Gross profit	2,342,109	6,340	2,348,449
Depreciation and amortization	250,371	312	250,683
Interest and debt expense (income), net	61,352	(46)	61,306
Income before income taxes and income on and equity in losses of joint ventures	508,730	2,038	510,768
Income on and equity in losses of joint ventures	565	—	565
Total assets	4,109,774	58,327	4,168,101
Intersegment construction revenues of $75.5 million, $77.7 million and $82.5 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2016, 2015 and 2014, respectively.
3. Revolving Credit Agreement
In May 2015, the Company entered into a $1.0 billion senior unsecured revolving credit facility ("credit agreement"), replacing the prior secured credit facility with J. P. Morgan Securities LLC, Wells Fargo Securities, LLC, Regions Capital Markets and Citizens Bank, N.A. The unsecured facility expires May 13, 2020 and is available to the Company for working capital needs and general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.
The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

No borrowings were outstanding at January 28, 2017. Letters of credit totaling $26.5 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $974 million at January 28, 2017. The Company had weighted-average borrowings of $19.8 million and $41.3 million during fiscal 2016 and 2015, respectively.
Peak borrowings under the credit facility were $110 million during fiscal 2016.
To be in compliance with the financial covenants of the new credit facility, the Company's total leverage ratio cannot exceed 4.0 to 1.0 and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit facility agreement. At January 28, 2017, the Company was in compliance with all financial covenants related to the credit agreement.

4. Long-Term Debt
Long-term debt, including current portion, of $613.3 million and $613.1 million was outstanding at January 28, 2017 and January 30, 2016, respectively. This debt consisted of unsecured notes, bearing interest rates ranging from 6.625% to 7.875% and maturing during fiscal 2017 through fiscal 2028. There are no financial covenants under any of the debt agreements.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2017	$87.2
2018	161.0
2019	—
2020	—
2021	—
Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Long-term debt:
Interest	$59,268	$57,346	$57,739
Amortization of debt expense	1,594	1,555	1,438
	60,862	58,901	59,177
Interest on capital lease obligations	507	588	644
Revolving credit facility expenses	2,349	2,739	2,719
Investment interest income	(663)	(1,305)	(1,234)
Other interest	4	—	—
	$63,059	$60,923	$61,306
Interest paid during fiscal 2016, 2015 and 2014 was approximately $62.4 million, $62.9 million and $62.9 million, respectively.

5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 28, 2017	January 30, 2016
Trade accounts payable	$635,833	$494,268
Accrued expenses:
Taxes, other than income	66,200	59,138
Salaries, wages and employee benefits	56,022	57,240
Liability to customers	59,279	56,397
Interest	12,996	13,301
Rent	2,666	3,631
Other	6,309	7,335
	$839,305	$691,310
6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current:
Federal	$120,872	$173,786	$206,387
State	3,331	2,959	4,020
	124,203	176,745	210,407
Deferred:
Federal	(34,797)	(33,708)	(32,051)
State	(906)	(2,267)	1,124
	(35,703)	(35,975)	(30,927)
	$88,500	$140,770	$179,480
A reconciliation between the Company's income tax provision and income taxes using the federal statutory income tax rate is presented below:

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Income tax at the statutory federal rate (inclusive of income on and equity in losses of joint ventures)	$90,202	$143,549	$178,967
State income taxes, net of federal benefit (inclusive of income on and equity in losses of joint ventures)	954	2,488	4,426
Net changes in unrecognized tax benefits, interest and penalties /reserves	(323)	(367)	(1,386)
Tax benefit of federal credits	(2,434)	(2,018)	(2,810)
Changes in cash surrender value of life insurance policies	(914)	(705)	(731)
Changes in valuation allowance	1,857	(1,473)	1,485
Tax benefit of dividends paid to ESOP	(785)	(763)	(802)
Other	(57)	59	331
	$88,500	$140,770	$179,480

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 28, 2017 and January 30, 2016 are as follows:

(in thousands of dollars)	January 28, 2017	January 30, 2016
Property and equipment bases and depreciation differences	$213,658	$245,404
Prepaid expenses	54,343	57,672
Joint venture bases differences	11,994	12,985
Differences between book and tax bases of inventory	40,489	43,116
Other	7,114	6,551
Total deferred tax liabilities	327,598	365,728
Accruals not currently deductible	(87,066)	(88,277)
Net operating loss carryforwards	(74,593)	(74,094)
State income taxes	(968)	(1,123)
Other	(1,165)	(3,361)
Total deferred tax assets	(163,792)	(166,855)
Net operating loss valuation allowance	55,774	52,724
Net deferred tax assets	(108,018)	(114,131)
Net deferred income taxes	$219,580	$251,597
At January 28, 2017, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $74.6 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2017 and 2037. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $55.8 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.
Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 28, 2017	January 30, 2016
Net deferred tax assets—other assets	$(6,104)	$(6,473)
Net deferred tax liabilities—deferred income taxes	225,684	258,070
Net deferred income taxes	$219,580	$251,597
The total amount of unrecognized tax benefits as of January 28, 2017 was $4.0 million, of which$2.5 million would, if recognized, affect the Company's effective tax rate. The total amount of unrecognized tax benefits as of January 30, 2016 was $4.3 million, of which $2.5 million would, if recognized, affect the effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Unrecognized tax benefits at beginning of period	$4,265	$4,806	$6,538
Gross increases—tax positions in prior period	43	—	55
Gross decreases—tax positions in prior period	(538)	(734)	(1,689)
Gross increases—current period tax positions	386	317	665
Settlements	—	—	(545)
Lapse of statutes of limitation	(143)	(124)	(218)
Unrecognized tax benefits at end of period	$4,013	$4,265	$4,806
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2013 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Income taxes paid, net of income tax refunds received, during fiscal 2016, 2015 and 2014 were approximately $129.4 million, $183.6 million and $189.7 million, respectively.
7. Subordinated Debentures
At January 28, 2017, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At January 28, 2017, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
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
The Company incurred benefit plan expense of approximately $18 million for each of fiscal 2016, 2015 and 2014.
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

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 28, 2017	January 30, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$184,810	$196,922
Service cost	3,934	3,932
Interest cost	7,678	6,736
Actuarial gain	(8,463)	(18,788)
Benefits paid	(4,342)	(3,992)
Benefit obligation at end of year	$183,617	$184,810
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	4,342	3,992
Benefits paid	(4,342)	(3,992)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(183,617)	$(184,810)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(183,617)	$(184,810)
Net amount recognized	$(183,617)	$(184,810)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$18,001	$27,669
Prior service cost	—	—
Net amount recognized	$18,001	$27,669

Accumulated benefit obligation at end of year	$(182,071)	$(177,228)
The accrued benefit liability is included in other liabilities.
The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 4.0% as of January 28, 2017 from 4.2% as of January 30, 2016. Weighted average assumptions are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Discount rate—net periodic pension cost	4.2%	3.5%	4.4%
Discount rate—benefit obligations	4.0%	4.2%	3.5%
Rate of compensation increases	3.0%	3.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Components of net periodic benefit costs:
Service cost	$3,934	$3,932	$4,396
Interest cost	7,678	6,736	7,644
Net actuarial loss	1,204	3,697	2,660
Amortization of prior service cost	—	—	—
Plan curtailment gain	—	—	—
Net periodic benefit costs	$12,816	$14,365	$14,700
Other changes in benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(9,668)	$(22,485)	$11,190
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(9,668)	$(22,485)	$11,190
Total recognized in net periodic benefit costs and other comprehensive income or loss	$3,148	$(8,120)	$25,890
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2017	$4,912	*
2018	6,199
2019	6,253
2020	9,106
2021	9,329
2022 - 2026	60,842
Total payments for next ten fiscal years	$96,641
___________________________________
* The estimated benefit payment for fiscal 2017 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2017.

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
Stock Plans
The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cost of shares repurchased	$246,173	$500,000	$290,408
Number of shares repurchased	3,810	5,307	2,781
Average price per share	$64.61	$94.22	$104.44
On February 25, 2016, the Company announced that the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock. As of January 28, 2017, $253.8 million authorization remained under this stock repurchase plan.
10. Accumulated Other Comprehensive Loss ("AOCL")

Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2016	Fiscal 2015
Defined benefit pension plan items
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial losses	1,204	3,697	(1)
	1,204	3,697	Total before tax
	459	1,410	Income tax expense
	$745	$2,287	Total net of tax
_______________________________
(1)        These items are included in the computation of net periodic benefit costs.  See Note 8 for additional information.
Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2016	Fiscal 2015
Beginning balance	$17,118	$31,029

Other comprehensive (income) loss before reclassifications	(5,236)	(11,624)
Amounts reclassified from AOCL	(745)	(2,287)
Net other comprehensive (income) loss	(5,981)	(13,911)

Ending balance	$11,137	$17,118

11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.
Earnings per common share has been computed as follows:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$169,220	$169,220	$269,370	$269,370	$331,853	$331,853
Average shares of common stock outstanding	34,308	34,308	39,005	39,005	42,603	42,603
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	34,308	34,308	39,005	39,005	42,603	42,603
Per share of common stock:
Net income	$4.93	$4.93	$6.91	$6.91	$7.79	$7.79
12. Commitments and Contingencies
Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Operating leases:
Buildings:
Minimum rentals	$15,379	$15,546	$15,699
Contingent rentals	3,745	4,914	4,959
Equipment	6,830	6,272	6,319
	$25,954	$26,732	$26,977
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.
The future minimum rental commitments as of January 28, 2017 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2017	$19,640	$3,699
2018	15,236	1,428
2019	9,063	1,428
2020	5,364	1,077
2121	3,717	726
After 2021	1,707	—
Total minimum lease payments	$54,727	8,358
Less amount representing interest		(1,089)
Present value of net minimum lease payments (of which $3,281 is currently payable)		$7,269
Renewal options from three to 20 years exist on the majority of leased properties.
At January 28, 2017, the Company is committed to incur costs of approximately $55.7 million to acquire, complete and furnish certain stores and equipment.

At January 28, 2017, letters of credit totaling $26.5 million were issued under the Company's $1.0 billion revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
13. Asset Impairment and Store Closing Charges
During fiscal 2016, the Company recorded a pretax charge of $6.5 million for asset impairment. The charge was for the write-down of a certain cost method investment.
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
The fair value of the Company's cash and cash equivalents, restricted cash and trade accounts receivable approximates their carrying values at January 28, 2017 and January 30, 2016 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 28, 2017 and January 30, 2016 was approximately $687 million and $695 million, respectively. The carrying value of the Company's long-term debt at January 28, 2017 and January 30, 2016 was approximately $613 million. The fair value of the subordinated debentures at January 28, 2017 and January 30, 2016 was approximately $208 million and $204 million, respectively. The carrying value of the subordinated debentures at January 28, 2017 and January 30, 2016 was $200 million.
During fiscal 2016, the Company recognized an impairment charge of $6.5 million on a cost method investment. The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary. Cost method investments are recorded in other assets on the consolidated balance sheets.
15. Quarterly Results of Operations (unaudited)

	Fiscal 2016, Three Months Ended
(in thousands of dollars, except per share data)	April 30	July 30	October 29	January 28
Net sales	$1,503,242	$1,452,445	$1,365,609	$1,935,675
Gross profit	564,663	459,086	486,744	580,067
Net income	77,431	12,083	22,798	56,908
Diluted earnings per share:
Net income	$2.17	$0.35	$0.67	$1.72

	Fiscal 2015, Three Months Ended
(in thousands of dollars, except per share data)	May 2	August 1	October 31	January 30
Net sales	$1,573,493	$1,513,778	$1,434,654	$2,073,701
Gross profit	613,074	493,447	521,734	616,566
Net income	109,571	29,950	45,744	84,105
Diluted earnings per share:
Net income	$2.66	$0.75	$1.19	$2.31
Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2016 and fiscal 2015 includes the following items:

Fourth Quarter
2016

•	a pre-tax charge of $6.5 million ($4.2 million after tax or$0.12 per share) for asset impairment related to the write-down of a cost method investment
2015

•	a $3.1 million pretax gain ($2.0 million after tax or $0.06 per share) primarily related to the sale of one retail store location.
Third Quarter
2015

•	a $9.4 million pretax gain ($6.0 million after tax or $0.16 per share) primarily related to the sale of three retail store locations.

Exhibit Index

Number	Description
*3(a)
Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992, File No. 1-6140, as amended Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997, File No. 1-6140).

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

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard's, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10(g) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(h)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

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