Form 10-Q
period 2017-04-29
DILLARD'S, INC.
filed 2017-06-06
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 27, 2017     25,178,664
CLASS B COMMON STOCK as of May 27, 2017       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$301,481	$346,985	$150,310
Accounts receivable	39,424	48,230	42,532
Merchandise inventories	1,713,881	1,406,403	1,647,845
Other current assets	37,956	36,303	42,007

Total current assets	2,092,742	1,837,921	1,882,694

Property and equipment (net of accumulated depreciation and amortization of $2,520,550, $2,478,490 and $2,437,660, respectively)	1,764,519	1,790,267	1,889,318
Other assets	257,644	259,948	253,634

Total assets	$4,114,905	$3,888,136	$4,025,646

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,058,329	$839,305	$846,819
Current portion of long-term debt	87,201	87,201	—
Current portion of capital lease obligations	3,305	3,281	3,305
Federal and state income taxes	86,861	46,730	49,762

Total current liabilities	1,235,696	976,517	899,886

Long-term debt	526,167	526,106	613,122
Capital lease obligations	3,721	3,988	7,025
Other liabilities	238,276	238,424	241,251
Deferred income taxes	220,633	225,684	252,350
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,238	1,238
Additional paid-in capital	943,467	943,467	940,796
Accumulated other comprehensive loss	(11,137)	(11,137)	(16,932)
Retained earnings	4,217,972	4,153,844	4,069,151
Less treasury stock, at cost	(3,461,128)	(3,369,995)	(3,182,241)

Total stockholders’ equity	1,690,412	1,717,417	1,812,012

Total liabilities and stockholders’ equity	$4,114,905	$3,888,136	$4,025,646

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	$1,418,111	$1,503,242
Service charges and other income	34,763	35,555

	1,452,874	1,538,797

Cost of sales	870,085	938,579
Selling, general and administrative expenses	398,452	398,344
Depreciation and amortization	60,011	60,645
Rentals	6,202	5,990
Interest and debt expense, net	15,682	15,714
Gain on disposal of assets	(19)	(95)

Income before income taxes and income on and equity in earnings of joint ventures	102,461	119,620
Income taxes	36,170	42,200
Income on and equity in earnings of joint ventures	11	11

Net income	66,302	77,431

Retained earnings at beginning of period	4,153,844	3,994,211
Cash dividends declared	(2,174)	(2,491)

Retained earnings at end of period	$4,217,972	$4,069,151

Earnings per share:
Basic and diluted	$2.12	$2.17

Cash dividends declared per common share	$0.07	$0.07

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net income	$66,302	$77,431
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $0 and $115, respectively)	—	186

Comprehensive income	$66,302	$77,617

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Operating activities:
Net income	$66,302	$77,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	60,585	61,188
Gain on disposal of assets	(19)	(95)
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,806	4,606
Increase in merchandise inventories	(307,478)	(273,340)
(Increase) decrease in other current assets	(1,653)	2,364
Decrease in other assets	1,428	1,117
Increase in trade accounts payable and accrued expenses and other liabilities	214,390	159,485
Increase (decrease) in income taxes	35,080	(12,580)

Net cash provided by operating activities	77,441	20,176

Investing activities:
Purchases of property and equipment	(34,538)	(17,741)
Proceeds from disposal of assets	69	167
Proceeds from insurance	1,875	—
Distribution from joint venture	340	—

Net cash used in investing activities	(32,254)	(17,574)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(243)	(223)
Cash dividends paid	(2,312)	(2,512)
Purchase of treasury stock	(88,136)	(52,426)

Net cash used in financing activities	(90,691)	(55,161)

Decrease in cash and cash equivalents	(45,504)	(52,559)
Cash and cash equivalents, beginning of period	346,985	202,869

Cash and cash equivalents, end of period	$301,481	$150,310

Non-cash transactions:
Accrued capital expenditures	$3,205	$3,418
Accrued purchases of treasury stock	2,997	5,993

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended April 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC on March 24, 2017.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended April 29, 2017:
Net sales from external customers	$1,385,520	$32,591	$1,418,111
Gross profit	546,500	1,526	548,026
Depreciation and amortization	59,843	168	60,011
Interest and debt expense (income), net	15,703	(21)	15,682
Income before income taxes and income on and equity in earnings of joint ventures	102,361	100	102,461
Income on and equity in earnings of joint ventures	11	—	11
Total assets	4,061,873	53,032	4,114,905

Three Months Ended April 30, 2016:
Net sales from external customers	$1,449,389	$53,853	$1,503,242
Gross profit	562,181	2,482	564,663
Depreciation and amortization	60,476	169	60,645
Interest and debt expense (income), net	15,730	(16)	15,714
Income before income taxes and income on and equity in earnings of joint ventures	118,779	841	119,620
Income on and equity in earnings of joint ventures	11	—	11
Total assets	3,980,286	45,360	4,025,646

Intersegment construction revenues of $9.0 million and $9.8 million for the three months ended April 29, 2017 and April 30, 2016, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	April 29, 2017	April 30, 2016
Net income	$66,302	$77,431

Weighted average shares of common stock outstanding	31,257	35,652

Basic and diluted earnings per share	$2.12	$2.17

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended April 29, 2017 and April 30, 2016.

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

At April 29, 2017, letters of credit totaling $25.7 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.6 million to the Pension Plan during the three months ended April 29, 2017 and expects to make additional contributions to the Pension Plan of approximately $3.3 million during the remainder of fiscal 2017.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Components of net periodic benefit costs:
Service cost	$873	$983
Interest cost	1,807	1,920
Net actuarial loss	—	301
Net periodic benefit costs	$2,680	$3,204
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

At April 29, 2017, the Company maintained a $1.0 billion unsecured revolving credit facility (“credit agreement”). The credit agreement matures on May 13, 2020 and is available to the Company for working capital needs and general corporate purposes. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At April 29, 2017, no borrowings were outstanding, and letters of credit totaling $25.7 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $974 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At April 29, 2017, the Company was in compliance with all financial covenants related to the credit agreement.

Note 7.  Stock Repurchase Program

On February 25, 2016, the Company’s Board of Directors authorized the Company to repurchase $500 million of the Company’s Class A Common Stock under an open-ended stock plan. The authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The authorization has no expiration date.

The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended
	April 29, 2017	April 30, 2016
Cost of shares repurchased	$91.1	$58.4
Number of shares repurchased	1.7	0.7
Average price per share	$53.79	$80.98

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of April 29, 2017, $162.7 million of authorization remained under the Company's stock repurchase plan.

Note 8.  Income Taxes

During the three months ended April 29, 2017 and April 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	April 29, 2017	April 30, 2016
Defined benefit pension plan items
Amortization of actuarial losses	$—	$301	Total before tax (1)
	—	115	Income tax expense
	$—	$186	Total net of tax

At January 28, 2017, the net actuarial loss was $18.0 million, and the projected benefit obligation was $183.6 million. For fiscal year 2017, there is no amortization of the net loss in accumulated other comprehensive income as the net loss does not exceed 10% percent of the projected benefit obligation.
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	April 29, 2017	April 30, 2016
Beginning balance	$11,137	$17,118

Other comprehensive income before reclassifications	—	—
Amounts reclassified from AOCL	—	(186)
Net other comprehensive income	—	(186)

Ending balance	$11,137	$16,932

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at April 29, 2017 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at April 29, 2017 was approximately $683 million.  The carrying value of the Company’s long-term debt at April 29, 2017 was

$613.4 million.  The fair value of the Company’s subordinated debentures at April 29, 2017 was approximately $205 million.  The carrying value of the Company’s subordinated debentures at April 29, 2017 was $200.0 million.

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

The Company has substantially completed its initial evaluation of the impact of these updates on its consolidated financial statements, including an in-depth assessment of all revenue streams to determine which processes will be affected by these updates and the transition methods for applying the updates. Based on the results of the assessment, the Company is focusing on the construction segment revenue that is recorded using the percentage of completion method and working to quantify the impact to the financial statements. The Company expects that there will be certain adjustments to the retail operations that are not expected to be material to the consolidated financial statements. While early adoption is permitted, the Company intends to adopt the standard during the first quarter of fiscal 2018.

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
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of net periodic pension cost in the income statement. The amendments within ASU No. 2017-07 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update are to be applied retrospectively. The Company is currently assessing the impact of this update on its consolidated financial statements. While early adoption is permitted for this ASU, the Company intends to adopt the standard during the first quarter of fiscal 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2017.

EXECUTIVE OVERVIEW

The Company's first quarter performance of fiscal 2017 continued to reflect the current challenges facing department store retailers, as our sales decline continued to weigh heavily on operating results. During the three months ended April 29, 2017, comparable store sales declined 4% over last year's first quarter. A large part of the Company’s sales decline occurred in February, particularly during the first two weeks. The Company saw a significant difference in sales from the middle of February through the end of the quarter. Gross margin from retail operations increased 65 basis points of net sales. Selling, general and administrative expenses ("SG&A") from retail operations increased 128 basis points of net sales. Consolidated net income decreased $11.1 million to $66.3 million ($2.12 per share) for the current year first quarter from $77.4 million ($2.17 per share) for the prior year first quarter.

During the three months ended April 29, 2017, the Company purchased $91.1 million of Class A Common Stock under its $500 million stock repurchase plan (including the accrual of $3.0 million of share repurchases that had not settled as of April 29, 2017). As of April 29, 2017, authorization of $162.7 million remained under the plan.

As of April 29, 2017, the Company had working capital of $857.0 million, cash and cash equivalents of $301.5 million and $813.4 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $77.4 million for the three months ended April 29, 2017.

The Company currently operates 268 Dillard's locations, 25 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales (in millions)	$1,418.1	$1,503.2
Retail stores sales trend	(4)%	(5)%
Comparable retail stores sales trend	(4)%	(5)%
Gross profit (in millions)	$548.0	$564.7
Gross profit as a percentage of net sales	38.6%	37.6%
Retail gross profit as a percentage of net sales	39.4%	38.8%
Selling, general and administrative expenses as a percentage of net sales	28.1%	26.5%
Cash flow from operations (in millions)	$77.4	$20.2
Total retail store count at end of period	293	296
Retail sales per square foot	$29	$30
Retail store inventory trend	4%	—%
Annualized retail merchandise inventory turnover	2.1	2.4

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

Service charges and other income.  Service charges and other income includes income generated through the long-term private label card alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”). Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Service charges and other income	2.5	2.4

	102.5	102.4

Cost of sales	61.4	62.4
Selling, general and administrative expenses	28.1	26.5
Depreciation and amortization	4.2	4.0
Rentals	0.4	0.4
Interest and debt expense, net	1.1	1.0
Gain on disposal of assets	—	—

Income before income taxes and income on and equity in earnings of joint ventures	7.2	8.0
Income taxes	2.6	2.8
Income on and equity in earnings of joint ventures	—	—

Net income	4.7%	5.2%

Net Sales

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change
Net sales:
Retail operations segment	$1,385,520	$1,449,389	$(63,869)
Construction segment	32,591	53,853	(21,262)
Total net sales	$1,418,111	$1,503,242	$(85,131)

The percent change in the Company’s sales by segment and product category for the three months ended April 29, 2017 compared to the three months ended April 30, 2016 as well as the sales percentage by segment and product category to total net sales for the three months ended April 29, 2017 are as follows:

	% Change 2017-2016	% of Net Sales
Retail operations segment
Cosmetics	(10.3)%	14%
Ladies’ apparel	0.3	25
Ladies’ accessories and lingerie	(7.4)	14
Juniors’ and children’s apparel	(2.0)	10
Men’s apparel and accessories	(4.2)	16
Shoes	(3.8)	16
Home and furniture	(10.0)	3
		98
Construction segment	(39.5)	2
Total		100%

Net sales from the retail operations segment decreased $63.9 million during the three months ended April 29, 2017 compared to the three months ended April 30, 2016, decreasing 4% in both total and comparable stores. Sales of ladies' accessories and lingerie, cosmetics and home and furniture decreased significantly over the first quarter last year. Sales of shoes, men's apparel and accessories and juniors' and children's apparel decreased moderately, while sales of ladies' apparel remained essentially flat.

The number of sales transactions decreased 7% for the three months ended April 29, 2017 compared to the three months ended April 30, 2016 while the average dollars per sales transaction increased 2%. We recorded an allowance for sales returns of $8.4 million and $8.1 million as of April 29, 2017 and April 30, 2016, respectively.

During the three months ended April 29, 2017, net sales from the construction segment decreased $21.3 million or 39.5% compared to the three months ended April 30, 2016 due to a decrease in construction projects. The backlog of awarded construction contracts at April 29, 2017 totaled $206.5 million, decreasing approximately 12% from January 28, 2017 and decreasing approximately 33% from April 30, 2016. We expect the backlog to be earned over the next nine to twenty-four months.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$22,151	$23,865	$(1,714)
Shipping and handling income	7,512	6,463	1,049
Leased department income	1,432	1,577	(145)
Other	3,577	3,612	(35)
	34,672	35,517	(845)
Construction segment	91	38	53
Total service charges and other income	$34,763	$35,555	$(792)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three months ended April 29, 2017 compared to the three months ended April 30, 2016 primarily due to a decrease in finance charges.

Gross Profit

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change	% Change
Gross profit:
Retail operations segment	$546,500	$562,181	$(15,681)	(2.8)%
Construction segment	1,526	2,482	(956)	(38.5)
Total gross profit	$548,026	$564,663	$(16,637)	(2.9)%

	Three Months Ended
	April 29, 2017	April 30, 2016
Gross profit as a percentage of segment net sales:
Retail operations segment	39.4%	38.8%
Construction segment	4.7	4.6
Total gross profit as a percentage of net sales	38.6	37.6

Gross profit decreased by $16.6 million but increased, on a percentage basis, by 108 basis points of net sales during the three months ended April 29, 2017 compared to the three months ended April 30, 2016.

Gross profit from retail operations increased 65 basis points of net sales during the three months ended April 29, 2017 compared to the three months ended April 30, 2016 primarily due to increased markups. Gross margin increased moderately in home and furniture and increased slightly in ladies' apparel, shoes, men's apparel and accessories and juniors' and children's apparel. Gross margin declined slightly in ladies' accessories and lingerie and remained essentially flat in cosmetics.

Gross profit from the construction segment increased 7 basis points of construction sales for the three months ended April 29, 2017.

Inventory increased 4% in total as of April 29, 2017 compared to April 30, 2016.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended April 29, 2017.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change	% Change
SG&A:
Retail operations segment	$397,099	$396,827	$272	0.1%
Construction segment	1,353	1,517	(164)	(10.8)
Total SG&A	$398,452	$398,344	$108	—%

	Three Months Ended
	April 29, 2017	April 30, 2016
SG&A as a percentage of segment net sales:
Retail operations segment	28.7%	27.4%
Construction segment	4.2	2.8
Total SG&A as a percentage of net sales	28.1	26.5

SG&A increased 160 basis points of net sales during the three months ended April 29, 2017 compared to the three months ended April 30, 2016.  SG&A from retail operations increased 128 basis points of net sales during the three months ended April 29, 2017 compared to the three months ended April 30, 2016 due to lack of leverage.

Depreciation and Amortization

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change	% Change
Depreciation and amortization:
Retail operations segment	$59,843	$60,476	$(633)	(1.0)%
Construction segment	168	169	(1)	(0.6)
Total depreciation and amortization	$60,011	$60,645	$(634)	(1.0)%

 Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change	% Change
Interest and debt expense (income), net:
Retail operations segment	$15,703	$15,730	$(27)	(0.2)%
Construction segment	(21)	(16)	(5)	(31.3)
Total interest and debt expense, net	$15,682	$15,714	$(32)	(0.2)%

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 35.3% for the three months ended April 29, 2017 and April 30, 2016.  During the three months ended April 29, 2017 and April 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2017 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2017 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended April 29, 2017 and April 30, 2016 follows:

	Three Months Ended
(in thousands of dollars)	April 29, 2017	April 30, 2016	$ Change
Operating Activities	$77,441	$20,176	$57,265
Investing Activities	(32,254)	(17,574)	(14,680)
Financing Activities	(90,691)	(55,161)	(35,530)
Total Cash Used	$(45,504)	$(52,559)	$7,055

Net cash flows from operations increased $57.3 million during the three months ended April 29, 2017 compared to the three months ended April 30, 2016.  This increase was primarily attributable to an increase of $68.9 million related to changes in working capital items, primarily due to increases in accounts payable and accrued expenses and increases in income taxes, which were partially offset by increases in merchandise inventories.

Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard’s private label credit cards under the Wells Fargo Alliance. Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

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

The Company received income of approximately $22 million and $24 million from the Wells Fargo Alliance during the three months ended April 29, 2017 and April 30, 2016, respectively.

Capital expenditures were $34.5 million and $17.7 million for the three months ended April 29, 2017 and April 30, 2016, respectively.  The increase in capital expenditures was primarily related to the construction of new stores and remodeling of existing stores during the current year. Capital expenditures for fiscal 2017 are expected to be approximately $125 million compared to actual expenditures of $105 million during fiscal 2016.

During the three months ended April 29, 2017, we opened a store in The Mall at Greenhills in Nashville, Tennessee (180,000 square feet) replacing an owned location (180,000 square feet) at that center. Additionally, the Company purchased a store at Layton Hills Mall in Layton, Utah (160,000 square feet) and a store at Temple Mall in Temple, Texas (109,000 square feet) that will replace a leased location (91,000 square feet) at that center. The Company expects to open the Utah and Texas stores in the fall of 2017. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $301.5 million as of April 29, 2017.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains a $1.0 billion unsecured credit facility.  The credit facility is available for working capital needs and general corporate purposes. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 4.0 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At April 29, 2017, the Company was in compliance with all financial covenants related to the credit agreement.

At April 29, 2017, no borrowings were outstanding, and letters of credit totaling $25.7 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $974 million.

During the three months ended April 29, 2017, the Company repurchased 1.7 million shares of Class A Common Stock at an average price of $53.79 per share for $91.1 million (including the accrual of $3.0 million of share repurchases that had not settled as of April 29, 2017). During the three months ended April 30, 2016 the Company repurchased 0.7 million shares of its Class A Common Stock at an average price of $80.98 for $58.4 million.  At April 29, 2017, $162.7 million of authorization remained under the Company's stock repurchase plan.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2017, the Company expects to finance its capital expenditures, working capital requirements and stock repurchases from cash on hand, cash flows generated from operations and utilization of the credit facility.  Depending on conditions in the capital markets and other factors, the Company may from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 12, Recently Issued Accounting Standards, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2017 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 28, 2017, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 6, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2017 through February 25, 2017	667,971	$56.86	667,971	$215,844,665
February 26, 2017 through April 1, 2017	489,596	51.38	489,596	190,689,631
April 2, 2017 through April 29, 2017	536,658	52.17	536,658	162,693,777
Total	1,694,225	$53.79	1,694,225	$162,693,777

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
During the three months ended April 29, 2017, the Company repurchased 1.7 million shares totaling $91.1 million. Reference is made to the discussion in Note 7, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

10	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	June 6, 2017	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer