Form 10-Q
period 2017-07-29
DILLARD'S, INC.
filed 2017-08-31
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 26, 2017     25,011,159
CLASS B COMMON STOCK as of August 26, 2017       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Current assets:
Cash and cash equivalents	$135,089	$346,985	$128,250
Accounts receivable	39,191	48,230	41,210
Merchandise inventories	1,527,385	1,406,403	1,499,265
Federal and state income taxes	20,302	—	21,961
Other current assets	37,906	36,303	45,948

Total current assets	1,759,873	1,837,921	1,736,634

Property and equipment (net of accumulated depreciation and amortization of $2,580,082, $2,478,490 and $2,494,914, respectively)	1,733,559	1,790,267	1,851,831
Other assets	255,903	259,948	254,543

Total assets	$3,749,335	$3,888,136	$3,843,008

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$873,553	$839,305	$760,624
Current portion of long-term debt	248,071	87,201	—
Current portion of capital lease obligations	1,058	3,281	3,236
Federal and state income taxes	—	46,730	—

Total current liabilities	1,122,682	976,517	763,860

Long-term debt	365,359	526,106	613,184
Capital lease obligations	3,447	3,988	4,505
Other liabilities	238,907	238,424	242,100
Deferred income taxes	216,219	225,684	250,663
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,238	1,238
Additional paid-in capital	944,401	943,467	941,709
Accumulated other comprehensive loss	(11,137)	(11,137)	(16,746)
Retained earnings	4,198,855	4,153,844	4,078,824
Less treasury stock, at cost	(3,530,636)	(3,369,995)	(3,236,329)

Total stockholders’ equity	1,602,721	1,717,417	1,768,696

Total liabilities and stockholders’ equity	$3,749,335	$3,888,136	$3,843,008

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$1,427,210	$1,452,445	$2,845,321	$2,955,687
Service charges and other income	36,600	36,305	71,363	71,860

	1,463,810	1,488,750	2,916,684	3,027,547

Cost of sales	1,007,054	993,359	1,877,139	1,931,938
Selling, general and administrative expenses	401,698	395,144	800,150	793,488
Depreciation and amortization	59,868	60,607	119,879	121,252
Rentals	6,456	5,880	12,658	11,870
Interest and debt expense, net	15,798	15,979	31,480	31,693
Gain on disposal of assets	(23)	(781)	(42)	(876)

(Loss) income before income taxes and income on and equity in earnings of joint ventures	(27,041)	18,562	75,420	138,182
Income taxes (benefit)	(9,950)	6,490	26,220	48,690
Income on and equity in earnings of joint ventures	11	11	22	22

Net (loss) income	(17,080)	12,083	49,222	89,514

Retained earnings at beginning of period	4,217,972	4,069,151	4,153,844	3,994,211
Cash dividends declared	(2,037)	(2,410)	(4,211)	(4,901)

Retained earnings at end of period	$4,198,855	$4,078,824	$4,198,855	$4,078,824

(Loss) earnings per share:
Basic and diluted	$(0.58)	$0.35	$1.62	$2.55

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net (loss) income	$(17,080)	$12,083	$49,222	$89,514
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $0, $115, $0 and $230, respectively)	—	186	—	372

Comprehensive (loss) income	$(17,080)	$12,269	$49,222	$89,886

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	July 29, 2017	July 30, 2016
Operating activities:
Net income	$49,222	$89,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	121,033	122,354
Gain on disposal of assets	(42)	(876)
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,039	5,928
Increase in merchandise inventories	(120,982)	(124,760)
Increase in other current assets	(669)	(664)
Decrease in other assets	2,366	1,013
Increase in trade accounts payable and accrued expenses and other liabilities	35,841	77,046
Decrease in income taxes	(73,652)	(82,811)

Net cash provided by operating activities	22,156	86,744

Investing activities:
Purchases of property and equipment	(65,979)	(41,990)
Proceeds from disposal of assets	3,090	957
Proceeds from insurance	1,875	—
Distribution from joint venture	855	—

Net cash used in investing activities	(60,159)	(41,033)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(2,764)	(2,812)
Cash dividends paid	(4,486)	(5,011)
Purchase of treasury stock	(166,643)	(112,507)

Net cash used in financing activities	(173,893)	(120,330)

Decrease in cash and cash equivalents	(211,896)	(74,619)
Cash and cash equivalents, beginning of period	346,985	202,869

Cash and cash equivalents, end of period	$135,089	$128,250

Non-cash transactions:
Accrued capital expenditures	$3,900	$3,600
Stock awards	934	913

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended July 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018 due to, among other factors, the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended July 29, 2017:
Net sales from external customers	$1,384,553	$42,657	$1,427,210
Gross profit	418,491	1,665	420,156
Depreciation and amortization	59,701	167	59,868
Interest and debt expense (income), net	15,817	(19)	15,798
(Loss) income before income taxes and income on and equity in earnings of joint ventures	(27,683)	642	(27,041)
Income on and equity in earnings of joint ventures	11	—	11
Total assets	3,707,899	41,436	3,749,335

Three Months Ended July 30, 2016:
Net sales from external customers	$1,403,410	$49,035	$1,452,445
Gross profit	457,275	1,811	459,086
Depreciation and amortization	60,433	174	60,607
Interest and debt expense (income), net	15,994	(15)	15,979
Income before income taxes and income on and equity in earnings of joint ventures	17,918	644	18,562
Income on and equity in earnings of joint ventures	11	—	11
Total assets	3,789,486	53,522	3,843,008

Six Months Ended July 29, 2017:
Net sales from external customers	$2,770,073	$75,248	$2,845,321
Gross profit	964,991	3,191	968,182
Depreciation and amortization	119,544	335	119,879
Interest and debt expense (income), net	31,520	(40)	31,480
Income before income taxes and income on and equity in earnings of joint ventures	74,677	743	75,420
Income on and equity in earnings of joint ventures	22	—	22
Total assets	3,707,899	41,436	3,749,335

Six Months Ended July 30, 2016:
Net sales from external customers	$2,852,798	$102,889	$2,955,687
Gross profit	1,019,454	4,295	1,023,749
Depreciation and amortization	120,908	344	121,252
Interest and debt expense (income), net	31,723	(30)	31,693
Income before income taxes and income on and equity in earnings of joint ventures	136,699	1,483	138,182
Income on and equity in earnings of joint ventures	22	—	22
Total assets	3,789,486	53,522	3,843,008

Intersegment construction revenues of $12.6 million and $23.3 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and $21.6 million and $33.2 million for the six months ended July 29, 2017 and July 30, 2016, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net (loss) income	$(17,080)	$12,083	$49,222	$89,514

Weighted average shares of common stock outstanding	29,363	34,536	30,310	35,094

Basic and diluted (loss) earnings per share	$(0.58)	$0.35	$1.62	$2.55

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended July 29, 2017 and July 30, 2016.

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

At July 29, 2017, letters of credit totaling $25.6 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.2 million and $2.8 million to the Pension Plan during the three and six months ended July 29, 2017, respectively, and expects to make additional contributions to the Pension Plan of approximately $2.5 million during the remainder of fiscal 2017.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Components of net periodic benefit costs:
Service cost	$873	$984	$1,746	$1,967
Interest cost	1,808	1,919	3,615	3,839
Net actuarial loss	—	301	—	602
Net periodic benefit costs	$2,681	$3,204	$5,361	$6,408
 Net periodic benefit costs are included in selling, general and administrative expenses.

Note 6.  Revolving Credit Agreement

At July 29, 2017, the Company maintained a $1.0 billion unsecured revolving credit facility (“credit agreement”). The credit agreement was available to the Company for working capital needs and general corporate purposes. The Company paid a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings was LIBOR plus 1.375%, and the commitment fee for unused borrowings was 0.20% per annum.

At July 29, 2017, no borrowings were outstanding, and letters of credit totaling $25.6 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $974 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio could not exceed 4.0 to 1.0, and the coverage ratio could not be less than 2.5 to 1.0, as defined in the credit agreement. At July 29, 2017, the Company was in compliance with all financial covenants related to the credit agreement.

See Note 13, Subsequent Event, for additional information regarding an amendment to the credit agreement.

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

The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of shares repurchased	$69.5	$54.1	$160.6	$112.5
Number of shares repurchased	1.4	0.9	3.1	1.6
Average price per share	$50.00	$61.18	$52.08	$70.08

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of July 29, 2017, $93.2 million of authorization remained under the Company's stock repurchase plan.

Note 8.  Income Taxes

During the three months ended July 29, 2017, income tax benefit differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes and tax benefits recognized for federal tax credits. During the three months ended July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

During the six months ended July 29, 2017 and July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Defined benefit pension plan items
Amortization of actuarial losses	$—	$301	$—	$602	Total before tax (1)
	—	115	—	230	Income tax expense
	$—	$186	$—	$372	Total net of tax

At January 28, 2017, the net actuarial loss was $18.0 million, and the projected benefit obligation was $183.6 million. For fiscal year 2017, there is no amortization of the net loss in accumulated other comprehensive income as the net loss does not exceed 10% of the projected benefit obligation.
_______________________________
(1)        These items are included in the computation of net periodic pension cost.  See Note 5, Benefit Plans, for additional information.

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Beginning balance	$11,137	$16,932	$11,137	$17,118

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	—	(186)	—	(372)
Net other comprehensive income	—	(186)	—	(372)

Ending balance	$11,137	$16,746	$11,137	$16,746

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

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices.

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at July 29, 2017 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt (including current portion) at July 29, 2017 was approximately $673 million.  The carrying value of the Company’s long-term debt (including current portion) at July 29, 2017 was $613.4 million.  The fair value of the Company’s subordinated debentures at July 29, 2017 was approximately $205 million.  The carrying value of the Company’s subordinated debentures at July 29, 2017 was $200 million.

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

This update was amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date for the Company from the first quarter of fiscal 2017 to the first quarter of fiscal 2018.

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

The Company has substantially completed its initial evaluation of the impact of these updates on its consolidated financial statements, including an in-depth assessment of all revenue streams to determine which processes will be affected by these updates and the transition methods for applying the updates. Based on the results of the assessment, the Company is focusing on the construction segment revenue that is recorded using the percentage of completion method and working to quantify the impact to the financial statements. The Company expects that there will be certain adjustments to the retail operations that are not expected to be material to the consolidated financial statements. The Company will adopt the standard during the first quarter of fiscal 2018.

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases historically classified as operating leases under Accounting Standards Codification, Leases (Topic 840). ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company's operating leases include building and equipment leases. The Company expects the majority of these current operating leases will be impacted by this ASU resulting in increases in assets and liabilities in the Company's consolidated financial statements. While early adoption is permitted for this ASU, the Company intends to adopt the standard during the first quarter of fiscal 2019.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments within ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Although early adoption is permitted, the Company plans to adopt the standard during the first quarter of fiscal 2018. The Company is currently assessing the impact of this update on its consolidated financial statements.
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
Note 13.  Subsequent Event

In August 2017, the Company amended and extended its senior unsecured revolving credit facility (the "new credit agreement") replacing the Company's previous credit agreement. The new credit agreement provides borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022. The variable rate of interest on borrowings and commitment fee for unused borrowings are unchanged under the new credit agreement. The new credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the new credit agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2017.

EXECUTIVE OVERVIEW

The Company recorded significant markdowns during the second quarter of 2017 which contributed to a disappointing net loss. During the three months ended July 29, 2017, comparable store sales declined 1% over last year's second quarter. Gross margin from retail operations decreased 235 basis points of net sales. Selling, general and administrative expenses ("SG&A") from retail operations increased 83 basis points of net sales. The Company reported a consolidated net loss of $17.1 million ($0.58 per share) for the current year second quarter compared to consolidated net income of $12.1 million ($0.35 per share) for the prior year second quarter.

During the three months ended July 29, 2017, the Company purchased $69.5 million of Class A Common Stock under its $500 million stock repurchase plan. As of July 29, 2017, authorization of $93.2 million remained under the plan.

As of July 29, 2017, the Company had working capital of $637.2 million, cash and cash equivalents of $135.1 million and $813.4 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $22.2 million for the six months ended July 29, 2017.

The Company currently operates 268 Dillard's locations, 25 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales (in millions)	$1,427.2	$1,452.4
Retail stores sales trend	(1)%	(4)%
Comparable retail stores sales trend	(1)%	(5)%
Gross profit (in millions)	$420.2	$459.1
Gross profit as a percentage of net sales	29.4%	31.6%
Retail gross profit as a percentage of net sales	30.2%	32.6%
Selling, general and administrative expenses as a percentage of net sales	28.1%	27.2%
Cash flow from operations (in millions)	$22.2	$86.7
Total retail store count at end of period	293	294
Retail sales per square foot	$29	$29
Retail store inventory trend	2%	1%
Annualized retail merchandise inventory turnover	2.4	2.4

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

Income on and equity in earnings of joint ventures.    Income on and equity in earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.6	2.5	2.5	2.4

	102.6	102.5	102.5	102.4

Cost of sales	70.6	68.4	66.0	65.4
Selling, general and administrative expenses	28.1	27.2	28.1	26.8
Depreciation and amortization	4.2	4.2	4.2	4.1
Rentals	0.5	0.4	0.4	0.4
Interest and debt expense, net	1.1	1.1	1.1	1.1
Gain on disposal of assets	—	(0.1)	—	—

(Loss) income before income taxes and income on and equity in earnings of joint ventures	(1.9)	1.3	2.7	4.7
Income taxes (benefit)	(0.7)	0.4	0.9	1.6
Income on and equity in earnings of joint ventures	—	—	—	—

Net (loss) income	(1.2)%	0.8%	1.7%	3.0%

Net Sales

	Three Months Ended
(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change
Net sales:
Retail operations segment	$1,384,553	$1,403,410	$(18,857)
Construction segment	42,657	49,035	(6,378)
Total net sales	$1,427,210	$1,452,445	$(25,235)

The percent change in the Company’s sales by segment and product category for the three months ended July 29, 2017 compared to the three months ended July 30, 2016 as well as the sales percentage by segment and product category to total net sales for the three months ended July 29, 2017 are as follows:

	% Change 2017-2016	% of Net Sales
Retail operations segment
Cosmetics	(4.7)%	13%
Ladies’ apparel	0.9	25
Ladies’ accessories and lingerie	(1.1)	16
Juniors’ and children’s apparel	(0.6)	8
Men’s apparel and accessories	(1.4)	17
Shoes	(2.1)	15
Home and furniture	(4.5)	3
		97
Construction segment	(13.0)	3
Total		100%

Net sales from the retail operations segment decreased $18.9 million during the three months ended July 29, 2017 compared to the three months ended July 30, 2016, decreasing 1% in both total and comparable stores. Sales of cosmetics decreased significantly over the second quarter last year. Sales of shoes and home and furniture decreased moderately, while sales of ladies' accessories and lingerie, men's apparel and accessories and juniors' and children's apparel decreased slightly. Sales of ladies' apparel increased slightly.

The number of sales transactions decreased 3% for the three months ended July 29, 2017 compared to the three months ended July 30, 2016 while the average dollars per sales transaction increased 2%. We recorded an allowance for sales returns of $6.2 million and $7.1 million as of July 29, 2017 and July 30, 2016, respectively.

During the three months ended July 29, 2017, net sales from the construction segment decreased $6.4 million or 13% compared to the three months ended July 30, 2016 due to a decrease in construction projects. The backlog of awarded construction contracts at July 29, 2017 totaled $182.0 million, decreasing approximately 23% from January 28, 2017 and decreasing approximately 46% from July 30, 2016. We expect the backlog to be earned over the next nine to twenty-four months.

	Six Months Ended
(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change
Net sales:
Retail operations segment	$2,770,073	$2,852,798	$(82,725)
Construction segment	75,248	102,889	(27,641)
Total net sales	$2,845,321	$2,955,687	$(110,366)

The percent change in the Company’s sales by segment and product category for the six months ended July 29, 2017 compared to the six months ended July 30, 2016 as well as the sales percentage by segment and product category to total net sales for the six months ended July 29, 2017 are as follows:

	% Change 2017-2016	% of Net Sales
Retail operations segment
Cosmetics	(7.7)%	13%
Ladies’ apparel	0.6	25
Ladies’ accessories and lingerie	(4.1)	15
Juniors’ and children’s apparel	(1.4)	9
Men’s apparel and accessories	(2.7)	16
Shoes	(3.0)	16
Home and furniture	(7.2)	3
		97
Construction segment	(26.9)	3
Total		100%

Net sales from the retail operations segment decreased $82.7 million during the six months ended July 29, 2017 compared to the six months ended July 30, 2016, decreasing 3% in total and 2% in comparable stores. Sales of cosmetics and home and furniture decreased significantly over the prior year period. Sales of shoes, ladies' accessories and lingerie and men's apparel and accessories decreased moderately over the prior year period, while sales of juniors' and children's apparel decreased slightly. Sales of ladies' apparel increased slightly.

The number of sales transactions decreased 5% for the six months ended July 29, 2017 compared to the six months ended July 30, 2016 while the average dollars per sales transaction increased 2%.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 29, 2017 and July 30, 2016 was 21.5% and 22.1%, respectively.

During the six months ended July 29, 2017, net sales from the construction segment decreased $27.6 million or 26.9% compared to the six months ended July 30, 2016 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	$ Change 2017-2016	$ Change 2017-2016
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$23,569	$24,026	$45,720	$47,891	$(457)	$(2,171)
Shipping and handling income	7,139	6,594	14,651	13,057	545	1,594
Leased department income	1,542	1,876	2,974	3,453	(334)	(479)
Other	3,559	3,492	7,136	7,104	67	32
	35,809	35,988	70,481	71,505	(179)	(1,024)
Construction segment	791	317	882	355	474	527
Total service charges and other income	$36,600	$36,305	$71,363	$71,860	$295	$(497)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three and six months ended July 29, 2017 compared to the three and six months ended July 30, 2016 primarily due to a decrease in finance charges.

Gross Profit

(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$418,491	$457,275	$(38,784)	(8.5)%
Construction segment	1,665	1,811	(146)	(8.1)
Total gross profit	$420,156	$459,086	$(38,930)	(8.5)%

Six months ended
Retail operations segment	$964,991	$1,019,454	$(54,463)	(5.3)%
Construction segment	3,191	4,295	(1,104)	(25.7)
Total gross profit	$968,182	$1,023,749	$(55,567)	(5.4)%

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gross profit as a percentage of segment net sales:
Retail operations segment	30.2%	32.6%	34.8%	35.7%
Construction segment	3.9	3.7	4.2	4.2
Total gross profit as a percentage of net sales	29.4	31.6	34.0	34.6

Gross profit decreased by 217 basis points of net sales and 61 basis points of net sales during the three and six months ended July 29, 2017 compared to the three and six months ended July 30, 2016, respectively.

Gross profit from retail operations decreased 235 basis points of net sales during the three months ended July 29, 2017 compared to the three months ended July 30, 2016 primarily due to higher markdowns. Gross margin declined moderately in ladies' apparel, ladies' accessories and lingerie, men's apparel and accessories, juniors' and children's apparel and home and furniture. Gross margin declined slightly in shoes and cosmetics.

Gross profit from retail operations declined 90 basis points of net sales during the six months ended July 29, 2017 compared to the six months ended July 30, 2016 primarily due to higher markdowns. Gross margin declined moderately in ladies' accessories and lingerie. Gross margin declined slightly in ladies' apparel, men’s apparel and accessories and juniors' and children's apparel, while remaining essentially flat in cosmetics, shoes and home and furniture.

Gross profit from the construction segment increased 21 basis points and 7 basis points of construction sales for the three and six months ended July 29, 2017, respectively.

Inventory increased 2% in total as of July 29, 2017 compared to July 30, 2016.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $5 million for the three and six months ended July 29, 2017, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$400,043	$393,827	$6,216	1.6%
Construction segment	1,655	1,317	338	25.7
Total SG&A	$401,698	$395,144	$6,554	1.7%

Six months ended
Retail operations segment	$797,143	$790,654	$6,489	0.8%
Construction segment	3,007	2,834	173	6.1
Total SG&A	$800,150	$793,488	$6,662	0.8%

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
SG&A as a percentage of segment net sales:
Retail operations segment	28.9%	28.1%	28.8%	27.7%
Construction segment	3.9	2.7	4.0	2.8
Total SG&A as a percentage of net sales	28.1	27.2	28.1	26.8

SG&A increased 94 basis points of net sales during the three months ended July 29, 2017 compared to the three months ended July 30, 2016.  SG&A from retail operations increased 83 basis points of net sales during the three months ended July 29, 2017 compared to the three months ended July 30, 2016 primarily due to increases in selling payroll and services purchased combined with a lack of sales leverage.

SG&A increased 127 basis points of net sales during the six months ended July 29, 2017 compared to the six months ended July 30, 2016.  SG&A from retail operations increased 106 basis points of net sales during the six months ended July 29, 2017 compared to the six months ended July 30, 2016 primarily due to increases in selling payroll and services purchased combined with a lack of sales leverage.

Depreciation and Amortization

(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$59,701	$60,433	$(732)	(1.2)%
Construction segment	167	174	(7)	(4.0)
Total depreciation and amortization	$59,868	$60,607	$(739)	(1.2)%

Six months ended
Retail operations segment	$119,544	$120,908	$(1,364)	(1.1)%
Construction segment	335	344	(9)	(2.6)
Total depreciation and amortization	$119,879	$121,252	$(1,373)	(1.1)%

Interest and Debt Expense, Net

(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$15,817	$15,994	$(177)	(1.1)%
Construction segment	(19)	(15)	(4)	(26.7)
Total interest and debt expense, net	$15,798	$15,979	$(181)	(1.1)%

Six months ended
Retail operations segment	$31,520	$31,723	$(203)	(0.6)%
Construction segment	(40)	(30)	(10)	(33.3)
Total interest and debt expense, net	$31,480	$31,693	$(213)	(0.7)%

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 36.8% and 34.9% for the three months ended July 29, 2017 and July 30, 2016, respectively.  During the three months ended July 29, 2017, income tax benefit differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes and tax benefits recognized for federal tax credits. During the three months ended July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.8% and 35.2% for the six months ended July 29, 2017 and July 30, 2016, respectively.  During the six months ended July 29, 2017 and July 30, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2017 federal and state effective income tax rate to approximate 35%.  This rate may change if results of operations for fiscal 2017 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended July 29, 2017 and July 30, 2016 follows:

	Six Months Ended
(in thousands of dollars)	July 29, 2017	July 30, 2016	$ Change
Operating Activities	$22,156	$86,744	$(64,588)
Investing Activities	(60,159)	(41,033)	(19,126)
Financing Activities	(173,893)	(120,330)	(53,563)
Total Cash Used	$(211,896)	$(74,619)	$(137,277)

Net cash flows from operations decreased $64.6 million during the six months ended July 29, 2017 compared to the six months ended July 30, 2016.  This decrease was primarily attributable to a decrease in gross profit and changes in working capital items, primarily due to changes in accounts payable and accrued expenses.

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

The Company received income of approximately $46 million and $48 million from the Wells Fargo Alliance during the six months ended July 29, 2017 and July 30, 2016, respectively.

Capital expenditures were $66.0 million and $42.0 million for the six months ended July 29, 2017 and July 30, 2016, respectively. Capital expenditures for fiscal 2017 are expected to be approximately $125 million compared to actual expenditures of $105 million during fiscal 2016. During the six months ended July 29, 2017, the Company opened a store in The Mall at Greenhills in Nashville, Tennessee (180,000 square feet) replacing an owned location (180,000 square feet) at that center. Additionally, the Company purchased a store at Layton Hills Mall in Layton, Utah (160,000 square feet) and also purchased a store at Temple Mall in Temple, Texas (109,000 square feet) that will replace a leased location (91,000 square feet) at that center. The Company expects to open the Utah and Texas stores in the fall of 2017. Capital expenditures also included the remodeling of existing stores. During June 2017, we sold an owned location (115,000 square feet) in Ohio for $3.9 million. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $135.1 million as of July 29, 2017.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained a $1.0 billion unsecured credit facility, which was replaced in August 2017 as described below.  The credit facility was available for working capital needs and general corporate purposes. The rate of interest on borrowings was LIBOR plus 1.375%, and the commitment fee for unused borrowings was 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio could not exceed 4.0 to 1.0, and the Company's coverage ratio could not be less than 2.5 to 1.0, as defined in the credit agreement. At July 29, 2017, the Company was in compliance with all financial covenants related to the credit agreement.

At July 29, 2017, no borrowings were outstanding, and letters of credit totaling $25.6 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $974 million.

In August 2017, the Company amended and extended its senior unsecured revolving credit facility (the "new credit agreement") replacing the Company's previous credit agreement. The new credit agreement provides borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022. The variable rate of interest on borrowings and commitment fee for unused borrowings are unchanged under the new credit agreement. The new credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the new credit agreement.

During the six months ended July 29, 2017, the Company repurchased 3.1 million shares of Class A Common Stock at an average price of $52.08 per share for $160.6 million. Additionally, the Company paid $6.0 million for share repurchases that had not yet settled but were accrued at January 28, 2017. During the six months ended July 30, 2016, the Company repurchased 1.6 million shares of Class A Common Stock at an average price of $70.08 per share for $112.5 million.  At July 29, 2017, $93.2 million of authorization remained under the Company's stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of August 31, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2017 through May 27, 2017	1,293,469	$49.87	1,293,469	$98,183,327
May 28, 2017 through July 1, 2017	96,600	51.73	96,600	93,185,764
July 2, 2017 through July 29, 2017	—	—	—	93,185,764
Total	1,390,069	$50.00	1,390,069	$93,185,764

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
During the three months ended July 29, 2017, the Company repurchased 1.4 million shares totaling $69.5 million. Reference is made to the discussion in Note 7, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

10*
Amendment No. 1 to Five-Year Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of August 10, 2017, File No. 1-6140)

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

DILLARD’S, INC.
(Registrant)

Date:	August 31, 2017	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer