Form 10-Q
period 2017-10-28
DILLARD'S, INC.
filed 2017-11-30
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 25, 2017     24,474,583
CLASS B COMMON STOCK as of November 25, 2017       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Current assets:
Cash and cash equivalents	$114,858	$346,985	$80,482
Accounts receivable	34,951	48,230	42,467
Merchandise inventories	1,957,258	1,406,403	1,901,991
Federal and state income taxes	10,777	—	4,284
Other current assets	52,926	36,303	61,243

Total current assets	2,170,770	1,837,921	2,090,467

Property and equipment (net of accumulated depreciation and amortization of $2,624,883, $2,478,490 and $2,553,315, respectively)	1,711,863	1,790,267	1,825,225
Other assets	252,701	259,948	268,536

Total assets	$4,135,334	$3,888,136	$4,184,228

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,277,658	$839,305	$1,123,087
Current portion of long-term debt	248,097	87,201	—
Current portion of capital lease obligations	1,082	3,281	3,258
Other short-term borrowings	—	—	17,000
Federal and state income taxes	—	46,730	—

Total current liabilities	1,526,837	976,517	1,143,345

Long-term debt	365,394	526,106	613,245
Capital lease obligations	3,167	3,988	4,249
Other liabilities	238,943	238,424	243,296
Deferred income taxes	210,346	225,684	243,888
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,238	1,238	1,238
Additional paid-in capital	944,401	943,467	941,709
Accumulated other comprehensive loss	(11,137)	(11,137)	(16,559)
Retained earnings	4,210,507	4,153,844	4,099,256
Less treasury stock, at cost	(3,554,362)	(3,369,995)	(3,289,439)

Total stockholders’ equity	1,590,647	1,717,417	1,736,205

Total liabilities and stockholders’ equity	$4,135,334	$3,888,136	$4,184,228

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,354,920	$1,365,609	$4,200,241	$4,321,296
Service charges and other income	41,899	40,886	113,262	112,746

	1,396,819	1,406,495	4,313,503	4,434,042

Cost of sales	890,076	878,865	2,767,215	2,810,803
Selling, general and administrative expenses	411,164	410,563	1,211,314	1,204,051
Depreciation and amortization	57,040	60,681	176,919	181,933
Rentals	6,263	5,668	18,921	17,538
Interest and debt expense, net	14,980	15,619	46,460	47,312
Loss on early extinguishment of debt	797	—	797	—
(Gain) loss on disposal of assets	(4,813)	23	(4,855)	(853)

Income before income taxes and income on and equity in earnings of joint ventures	21,312	35,076	96,732	173,258
Income taxes	6,785	12,290	33,005	60,980
Income on and equity in earnings of joint ventures	12	12	34	34

Net income	14,539	22,798	63,761	112,312

Retained earnings at beginning of period	4,198,855	4,078,824	4,153,844	3,994,211
Cash dividends declared	(2,887)	(2,366)	(7,098)	(7,267)

Retained earnings at end of period	$4,210,507	$4,099,256	$4,210,507	$4,099,256

Earnings per share:
Basic and diluted	$0.50	$0.67	$2.14	$3.24

Cash dividends declared per common share	$0.10	$0.07	$0.24	$0.21

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$14,539	$22,798	$63,761	$112,312
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $0, $114, $0 and $344, respectively)	—	187	—	559

Comprehensive income	$14,539	$22,985	$63,761	$112,871

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Operating activities:
Net income	$63,761	$112,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	178,528	183,549
Loss (gain) on disposal of assets	1,006	(853)
Gain from insurance proceeds	(5,861)	—
Loss on early extinguishment of debt	797	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	13,279	4,671
Increase in merchandise inventories	(550,855)	(529,212)
Increase in other current assets	(15,704)	(13,198)
Decrease in other assets	4,451	6,626
Increase in trade accounts payable and accrued expenses and other liabilities	434,743	433,797
Decrease in income taxes	(68,643)	(71,787)

Net cash provided by operating activities	55,502	125,905

Investing activities:
Purchases of property and equipment	(106,272)	(73,374)
Proceeds from disposal of assets	11,670	1,049
Proceeds from insurance	4,935	—
Investment in joint venture	—	(20,000)
Distribution from joint venture	2,065	—

Net cash used in investing activities	(87,602)	(92,325)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(3,020)	(3,046)
Issuance cost of line of credit	(1,115)	—
Increase in short-term borrowings	—	17,000
Cash dividends paid	(6,523)	(7,414)
Purchase of treasury stock	(189,369)	(162,507)

Net cash used in financing activities	(200,027)	(155,967)

Decrease in cash and cash equivalents	(232,127)	(122,387)
Cash and cash equivalents, beginning of period	346,985	202,869

Cash and cash equivalents, end of period	$114,858	$80,482

Non-cash transactions:
Accrued capital expenditures	$8,748	$7,500
Accrued purchases of treasury stock	1,000	3,110
Stock awards	934	913
Insurance recoveries	—	2,761
 See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended October 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018 due to, among other factors, the seasonal nature of the business.

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

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 28, 2017:
Net sales from external customers	$1,313,150	$41,770	$1,354,920
Gross profit	463,034	1,810	464,844
Depreciation and amortization	56,878	162	57,040
Interest and debt expense (income), net	14,988	(8)	14,980
Income before income taxes and income on and equity in earnings of joint ventures	21,073	239	21,312
Income on and equity in earnings of joint ventures	12	—	12
Total assets	4,097,385	37,949	4,135,334

Three Months Ended October 29, 2016:
Net sales from external customers	$1,322,641	$42,968	$1,365,609
Gross profit	484,441	2,303	486,744
Depreciation and amortization	60,513	168	60,681
Interest and debt expense (income), net	15,637	(18)	15,619
Income before income taxes and income on and equity in earnings of joint ventures	34,333	743	35,076
Income on and equity in earnings of joint ventures	12	—	12
Total assets	4,130,023	54,205	4,184,228

Nine Months Ended October 28, 2017:
Net sales from external customers	$4,083,223	$117,018	$4,200,241
Gross profit	1,428,025	5,001	1,433,026
Depreciation and amortization	176,422	497	176,919
Interest and debt expense (income), net	46,508	(48)	46,460
Income before income taxes and income on and equity in earnings of joint ventures	95,750	982	96,732
Income on and equity in earnings of joint ventures	34	—	34
Total assets	4,097,385	37,949	4,135,334

Nine Months Ended October 29, 2016:
Net sales from external customers	$4,175,439	$145,857	$4,321,296
Gross profit	1,503,895	6,598	1,510,493
Depreciation and amortization	181,421	512	181,933
Interest and debt expense (income), net	47,360	(48)	47,312
Income before income taxes and income on and equity in earnings of joint ventures	171,032	2,226	173,258
Income on and equity in earnings of joint ventures	34	—	34
Total assets	4,130,023	54,205	4,184,228

Intersegment construction revenues of $14.0 million and $22.4 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and $35.6 million and $55.5 million for the nine months ended October 28, 2017 and October 29, 2016, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$14,539	$22,798	$63,761	$112,312

Weighted average shares of common stock outstanding	28,934	33,962	29,851	34,717

Basic and diluted earnings per share	$0.50	$0.67	$2.14	$3.24

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended October 28, 2017 and October 29, 2016.

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

At October 28, 2017, letters of credit totaling $26.6 million were issued under the Company’s revolving credit facility.

Note 5.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.2 million and $4.0 million to the Pension Plan during the three and nine months ended October 28, 2017, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.2 million during the remainder of fiscal 2017.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Components of net periodic benefit costs:
Service cost	$874	$983	$2,620	$2,950
Interest cost	1,807	1,920	5,422	5,759
Net actuarial loss	—	301	—	903
Net periodic benefit costs	$2,681	$3,204	$8,042	$9,612
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

At October 28, 2017, no borrowings were outstanding, and letters of credit totaling $26.6 million were issued under the new credit agreement leaving unutilized availability under the facility of approximately $773 million.

To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the new credit agreement. At October 28, 2017, the Company was in compliance with all financial covenants related to the new credit agreement.

In connection with the amendment and extension of the Company's senior unsecured revolving credit facility, we recorded charges totaling $0.8 million due to the the write-off of certain deferred financing fees during the three months ended October 28, 2017.

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

The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Cost of shares repurchased	$23.7	$53.1	$184.4	$165.6
Number of shares repurchased	0.4	0.9	3.5	2.5
Average price per share	$55.35	$61.64	$52.48	$67.13

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to Treasury Stock. As of October 28, 2017, $69.5 million of authorization remained under the Company's stock repurchase plan.

Note 8.  Income Taxes

During the three and nine months ended October 28, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for federal tax credits. During the three and nine months ended October 28, 2017, tax benefits recognized for federal tax credits includes tax benefits related to legislation enacted on September 29, 2017 providing an employee retention credit to employers impacted by the recent hurricanes.

During the three and nine months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 9. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Defined benefit pension plan items
Amortization of actuarial losses	$—	$301	$—	$903	Total before tax (1)
	—	114	—	344	Income tax expense
	$—	$187	$—	$559	Total net of tax

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

Note 10. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Beginning balance	$11,137	$16,746	$11,137	$17,118

Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCL	—	(187)	—	(559)
Net other comprehensive income	—	(187)	—	(559)

Ending balance	$11,137	$16,559	$11,137	$16,559

Note 11. Gain on Disposal of Assets

During the three months ended October 28, 2017, the Company received proceeds of $11.6 million primarily from the sale of a store property, insurance recovery on a previously damaged full-line store location and sale of equipment, resulting in a gain of $4.8 million that was recorded in gain on disposal of assets.

During the nine months ended October 28, 2017, the Company received proceeds of $16.6 million primarily from the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment, resulting in a gain of $4.9 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at October 28, 2017 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt (including current portion) at October 28, 2017 was approximately $669 million.  The carrying value of the Company’s long-term debt (including current portion) at October 28, 2017 was $613.5 million.  The fair value of the Company’s subordinated debentures at October 28, 2017 was approximately $204 million.  The carrying value of the Company’s subordinated debentures at October 28, 2017 was $200 million.

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

The Company has substantially completed its initial evaluation of the impact of these updates on its consolidated financial statements, including an in-depth assessment of all revenue streams to determine which processes will be affected by these updates and the transition methods for applying the updates. Based on the results of the assessment, the Company is focusing on the construction segment revenue that is recorded using the percentage of completion method and working to quantify the impact to the financial statements. The Company expects that there will be certain adjustments to the retail operations that are not expected to be material to the consolidated financial statements. The Company will adopt the standard using the full retrospective method during the first quarter of fiscal 2018.

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
Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, as part of its initiative to reduce complexity in accounting standards. Under these amendments, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments within ASU No. 2016-16 are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects this update to result in a decrease of approximately $174 million to both other assets and deferred tax liabilities in its consolidated financial statements under existing enacted tax rates. The Company intends to adopt the standard during the first quarter of fiscal 2018.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,to improve the presentation of net periodic pension cost in the income statement. The amendments within ASU No. 2017-07 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update are to be applied retrospectively. The Company is currently assessing the impact of this update on its consolidated financial statements. The Company intends to adopt the standard during the first quarter of fiscal 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2017.

EXECUTIVE OVERVIEW

The Company recorded a 1% decline in sales during the third quarter of 2017 compared to the third quarter of 2016 largely due to hurricanes Harvey and Irma affecting Texas and Florida, which are the Company's two largest states by sales. During the three months ended October 28, 2017, comparable store sales declined 1% over last year's third quarter. Gross margin from retail operations decreased 137 basis points of net sales. Selling, general and administrative expenses ("SG&A") from retail operations increased 24 basis points of net sales. The Company reported consolidated net income of $14.5 million ($0.50 per share) for the current year third quarter compared to consolidated net income of $22.8 million ($0.67 per share) for the prior year third quarter.

Included in net income for the current year third quarter is a pre-tax gain on disposal of assets of $4.8 million ($3.1 million after tax or $0.11 per share) and a $0.8 million loss on early extinguishment of debt ($0.5 million after tax or $0.02 per share). The gain on disposal of assets includes the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment. The loss on early extinguishment of debt of $0.8 million was due to the the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

During the three months ended October 28, 2017, the Company purchased $23.7 million of Class A Common Stock under its $500 million stock repurchase plan. As of October 28, 2017, authorization of $69.5 million remained under the plan.

As of October 28, 2017, the Company had working capital of $643.9 million, cash and cash equivalents of $114.9 million and $813.5 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $55.5 million for the nine months ended October 28, 2017.

The Company currently operates 268 Dillard's locations, 25 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 28, 2017	October 29, 2016
Net sales (in millions)	$1,354.9	$1,365.6
Retail stores sales trend	(1)%	(4)%
Comparable retail stores sales trend	(1)%	(4)%
Gross profit (in millions)	$464.8	$486.7
Gross profit as a percentage of net sales	34.3%	35.6%
Retail gross profit as a percentage of net sales	35.3%	36.6%
Selling, general and administrative expenses as a percentage of net sales	30.3%	30.1%
Cash flow from operations (in millions)	$55.5	$125.9
Total retail store count at end of period	293	294
Retail sales per square foot	$27	$27
Retail store inventory trend	3%	(2)%
Annualized retail merchandise inventory turnover	2.0	2.1

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

Loss on early extinguishment of debt. Loss on early extinguishment of debt includes charges related to the write-off of deferred financing fees in connection with the amendment of the Company's senior unsecured revolving credit facility.

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment, as well as gains from insurance proceeds in excess of the cost basis of the insured assets.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	3.1	3.0	2.7	2.6

	103.1	103.0	102.7	102.6

Cost of sales	65.7	64.4	65.9	65.0
Selling, general and administrative expenses	30.3	30.1	28.8	27.9
Depreciation and amortization	4.2	4.4	4.2	4.2
Rentals	0.5	0.4	0.5	0.4
Interest and debt expense, net	1.1	1.1	1.1	1.1
Loss on early extinguishment of debt	0.1	—	—	—
Gain on disposal of assets	(0.4)	—	(0.1)	—

Income before income taxes and income on and equity in earnings of joint ventures	1.6	2.6	2.3	4.0
Income taxes	0.5	0.9	0.8	1.4
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	1.1%	1.7%	1.5%	2.6%

Net Sales

	Three Months Ended
(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change
Net sales:
Retail operations segment	$1,313,150	$1,322,641	$(9,491)
Construction segment	41,770	42,968	(1,198)
Total net sales	$1,354,920	$1,365,609	$(10,689)

The percent change in the Company’s sales by segment and product category for the three months ended October 28, 2017 compared to the three months ended October 29, 2016 as well as the sales percentage by segment and product category to total net sales for the three months ended October 28, 2017 are as follows:

	% Change 2017-2016	% of Net Sales
Retail operations segment
Cosmetics	(6.9)%	14%
Ladies’ apparel	2.6	24
Ladies’ accessories and lingerie	1.0	13
Juniors’ and children’s apparel	0.8	10
Men’s apparel and accessories	(0.3)	17
Shoes	(2.4)	16
Home and furniture	(1.2)	3
		97
Construction segment	(2.8)	3
Total		100%

Net sales from the retail operations segment decreased $9.5 million during the three months ended October 28, 2017 compared to the three months ended October 29, 2016, decreasing 1% in both total and comparable stores. Sales of cosmetics decreased significantly over the third quarter last year. Sales of shoes decreased moderately, while sales of home and furniture decreased slightly. Sales of ladies' apparel increased moderately, while sales of ladies' accessories and lingerie and juniors' and children's apparel increased slightly. Sales of men's apparel and accessories remained essentially flat.

The number of sales transactions decreased 3% for the three months ended October 28, 2017 compared to the three months ended October 29, 2016 while the average dollars per sales transaction increased 2%. We recorded an allowance for sales returns of $5.8 million and $5.7 million as of October 28, 2017 and October 29, 2016, respectively.

During the three months ended October 28, 2017, net sales from the construction segment decreased $1.2 million or 2.8% compared to the three months ended October 29, 2016 due to a decrease in construction projects. The backlog of awarded construction contracts at October 28, 2017 totaled $196.3 million, decreasing approximately 17% from January 28, 2017 and decreasing approximately 30% from October 29, 2016. We expect the backlog to be earned over the next nine to twenty-four months.

	Nine Months Ended
(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change
Net sales:
Retail operations segment	$4,083,223	$4,175,439	$(92,216)
Construction segment	117,018	145,857	(28,839)
Total net sales	$4,200,241	$4,321,296	$(121,055)

The percent change in the Company’s sales by segment and product category for the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 28, 2017 are as follows:

	% Change 2017-2016	% of Net Sales
Retail operations segment
Cosmetics	(7.4)%	14%
Ladies’ apparel	1.2	24
Ladies’ accessories and lingerie	(2.6)	14
Juniors’ and children’s apparel	(0.6)	9
Men’s apparel and accessories	(2.0)	17
Shoes	(2.8)	16
Home and furniture	(5.2)	3
		97
Construction segment	(19.8)	3
Total		100%

Net sales from the retail operations segment decreased $92.2 million during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016, decreasing 2% in both total and comparable stores. Sales of cosmetics and home and furniture decreased significantly over the prior year period. Sales of shoes, ladies' accessories and lingerie and men's apparel and accessories decreased moderately over the prior year period, while sales of juniors' and children's apparel decreased slightly. Sales of ladies' apparel increased slightly.

The number of sales transactions decreased 4% for the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016 while the average dollars per sales transaction increased 2%.

During the nine months ended October 28, 2017, net sales from the construction segment decreased $28.8 million or 19.8% compared to the nine months ended October 29, 2016 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	$ Change 2017-2016	$ Change 2017-2016
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$28,181	$27,711	$73,901	$75,603	$470	$(1,702)
Shipping and handling income	7,268	6,309	21,919	19,366	959	2,553
Leased department income	1,307	1,659	4,280	5,111	(352)	(831)
Other	4,583	4,987	11,720	12,091	(404)	(371)
	41,339	40,666	111,820	112,171	673	(351)
Construction segment	560	220	1,442	575	340	867
Total service charges and other income	$41,899	$40,886	$113,262	$112,746	$1,013	$516

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance increased during the three months ended October 28, 2017 primarily due to a sales tax settlement from the former Synchrony Alliance.

During the nine months ended October 28, 2017, income from the Wells Fargo Alliance decreased compared to the nine months ended October 29, 2016 primarily due to a decrease in finance charge income and an increase in funding costs, partially offset by the sales tax settlement from the former Synchrony Alliance.

Gross Profit

(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$463,034	$484,441	$(21,407)	(4.4)%
Construction segment	1,810	2,303	(493)	(21.4)
Total gross profit	$464,844	$486,744	$(21,900)	(4.5)%

Nine months ended
Retail operations segment	$1,428,025	$1,503,895	$(75,870)	(5.0)%
Construction segment	5,001	6,598	(1,597)	(24.2)
Total gross profit	$1,433,026	$1,510,493	$(77,467)	(5.1)%

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gross profit as a percentage of segment net sales:
Retail operations segment	35.3%	36.6%	35.0%	36.0%
Construction segment	4.3	5.4	4.3	4.5
Total gross profit as a percentage of net sales	34.3	35.6	34.1	35.0

Gross profit decreased by 133 basis points of net sales and 83 basis points of net sales during the three and nine months ended October 28, 2017 compared to the three and nine months ended October 29, 2016, respectively.

Gross profit from retail operations decreased 137 basis points of net sales during the three months ended October 28, 2017 compared to the three months ended October 29, 2016 primarily due to higher markdowns. Gross margin declined moderately in ladies' apparel, ladies' accessories and lingerie and juniors' and children's apparel, while declining slightly in home and furniture. Gross margin increased slightly in men's apparel and accessories, while remaining essentially flat in cosmetics and shoes.

Gross profit from retail operations declined 105 basis points of net sales during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016 primarily due to higher markdowns. Gross margin declined moderately in ladies' apparel and ladies' accessories and lingerie. Gross margin declined slightly in juniors' and children's apparel, while remaining essentially flat in cosmetics, shoes, men's apparel and accessories and home and furniture.

Gross profit from the construction segment decreased 103 basis points and 25 basis points of construction sales for the three and nine months ended October 28, 2017, respectively.

Inventory increased 3% in total as of October 28, 2017 compared to October 29, 2016.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $7 million for the three and nine months ended October 28, 2017, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$409,211	$408,943	$268	0.1%
Construction segment	1,953	1,620	333	20.6
Total SG&A	$411,164	$410,563	$601	0.1%

Nine months ended
Retail operations segment	$1,206,354	$1,199,597	$6,757	0.6%
Construction segment	4,960	4,454	506	11.4
Total SG&A	$1,211,314	$1,204,051	$7,263	0.6%

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
SG&A as a percentage of segment net sales:
Retail operations segment	31.2%	30.9%	29.5%	28.7%
Construction segment	4.7	3.8	4.2	3.1
Total SG&A as a percentage of net sales	30.3	30.1	28.8	27.9

SG&A increased 98 basis points of net sales during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016.  SG&A from retail operations increased 81 basis points of net sales during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016 primarily due to increases in services purchased ($6.7 million) and selling payroll ($6.6 million) partially offset by decreases in communications expense ($3.0 million) and advertising ($2.9 million).

Depreciation and Amortization

(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$56,878	$60,513	$(3,635)	(6.0)%
Construction segment	162	168	(6)	(3.6)
Total depreciation and amortization	$57,040	$60,681	$(3,641)	(6.0)%

Nine months ended
Retail operations segment	$176,422	$181,421	$(4,999)	(2.8)%
Construction segment	497	512	(15)	(2.9)
Total depreciation and amortization	$176,919	$181,933	$(5,014)	(2.8)%

Depreciation and amortization expense for the three and nine months ended October 28, 2017 compared to the three months ended October 29, 2016 decreased $3.6 million and $5.0 million, respectively, due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$14,988	$15,637	$(649)	(4.2)%
Construction segment	(8)	(18)	10	55.6
Total interest and debt expense, net	$14,980	$15,619	$(639)	(4.1)%

Nine months ended
Retail operations segment	$46,508	$47,360	$(852)	(1.8)%
Construction segment	(48)	(48)	—	—
Total interest and debt expense, net	$46,460	$47,312	$(852)	(1.8)%

The decrease in net interest and debt expense for the three and nine months ended October 28, 2017 compared to the three and nine months ended October 29, 2016 is primarily due to an increase in capitalized interest and a decrease in credit facility expense. Total weighted average debt decreased by $1.3 million and $13.3 million during the three and nine months ended October 28, 2017 compared to the three and nine months ending October 29, 2016, respectively.

Loss on Early Extinguishment of Debt

(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change	% Change
Loss on early extinguishment of debt:
Three months ended
Retail operations segment	$797	$—	$797	—%
Construction segment	—	—	—	—
Total loss on early extinguishment of debt	$797	$—	$797	—%

Nine months ended
Retail operations segment	$797	$—	$797	—%
Construction segment	—	—	—	—
Total loss on early extinguishment of debt	$797	$—	$797	—%

During the three months ended October 28, 2017, we recorded charges totaling $0.8 million due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

Gain (Loss) on Disposal of Assets

(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change	% Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(4,813)	$28	$(4,841)	(17,289.3)%
Construction segment	—	(5)	5	100.0
Total (gain) loss on disposal of assets	$(4,813)	$23	$(4,836)	(21,026.1)%

Nine months ended
Retail operations segment	$(4,850)	$(838)	$(4,012)	(478.8)%
Construction segment	(5)	(15)	10	66.7
Total gain on disposal of assets	$(4,855)	$(853)	$(4,002)	(469.2)%

During the three months ended October 28, 2017, the Company recorded a gain of $4.8 million primarily from the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment.

Income Taxes

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 31.8% and 35.0% for the three months ended October 28, 2017 and October 29, 2016, respectively. During the three months ended October 28, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for federal tax credits. During the three months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 34.1% and 35.2% for the nine months ended October 28, 2017 and October 29, 2016, respectively.  During the nine months ended October 28, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for federal tax credits. During the nine months ended October 29, 2016, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

During the three and nine months ended October 28, 2017, tax benefits recognized for federal tax credits includes tax benefits related to legislation enacted on September 29, 2017 providing an employee retention credit to employers impacted by the recent hurricanes.

The Company expects the fiscal 2017 federal and state effective income tax rate to approximate 34%. This rate may change if results of operations for fiscal 2017 differ from management’s current expectations or if additional tax legislation is passed. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 28, 2017 and October 29, 2016 follows:

	Nine Months Ended
(in thousands of dollars)	October 28, 2017	October 29, 2016	$ Change
Operating Activities	$55,502	$125,905	$(70,403)
Investing Activities	(87,602)	(92,325)	4,723
Financing Activities	(200,027)	(155,967)	(44,060)
Total Cash Used	$(232,127)	$(122,387)	$(109,740)

Net cash flows from operations decreased $70.4 million during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016.  This decrease was primarily attributable to a decrease in gross profit and changes in working capital items, primarily increases in inventory.

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

The Company received income of approximately $71 million and $75 million from the Wells Fargo Alliance during the nine months ended October 28, 2017 and October 29, 2016, respectively.

During the nine months ended October 28, 2017, the Company received proceeds of $11.7 million for the sale of owned locations in Ohio (115,000 square feet) and Texas (70,000 square feet) and the sale of equipment resulting in a net loss of $1.0 million. Additionally, the Company received insurance proceeds of $4.9 million from the recovery of a previously damaged full-line store location. The Company recorded a gain of $5.9 million as a result of the final insurance settlement for the damaged store.

Capital expenditures were $106.3 million and $73.4 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. Capital expenditures for fiscal 2017 are expected to be approximately $125 million compared to actual expenditures of $105 million during fiscal 2016. During the nine months ended October 28, 2017, the Company: (a) opened a store in The Mall at Greenhills in Nashville, Tennessee (180,000 square feet), replacing an owned location (180,000 square feet) at that center, (b) purchased and opened a store at Temple Mall in Temple, Texas (109,000 square feet), replacing a leased location (91,000 square feet) at that center, and (c) purchased a store at Layton Hills Mall in Layton, Utah (160,000 square feet), which opened in November. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $114.9 million as of October 28, 2017.  In August 2017, the Company amended and extended its senior unsecured revolving credit facility (the "new credit agreement") replacing the Company's previous credit agreement. The new credit agreement provides borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022. As part of our overall liquidity management strategy, the credit facility is available for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At October 28, 2017, the Company was in compliance with all financial covenants related to the credit agreement.

At October 28, 2017, no borrowings were outstanding, and letters of credit totaling $26.6 million were issued under the credit agreement leaving unutilized availability under the facility of approximately $773 million.

During the nine months ended October 28, 2017, the Company repurchased 3.5 million shares of Class A Common Stock at an average price of $52.48 per share for $184.4 million. Additionally, the Company paid $6.0 million for share repurchases that had not yet settled but were accrued at January 28, 2017. During the nine months ended October 29, 2016, the Company repurchased 2.5 million shares of Class A Common Stock at an average price of $67.13 per share for $165.6 million.  At October 28, 2017, $69.5 million of authorization remained under the Company's stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 13, Recently Issued Accounting Standards, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” "hope," “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2017 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 28, 2017, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of November 30, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2017 through August 26, 2017	70,905	$56.42	70,905	$89,185,315
August 27, 2017 through September 30, 2017	168,293	57.79	168,293	79,459,124
October 1, 2017 through October 28, 2017	189,482	52.77	189,482	69,459,732
Total	428,680	$55.35	428,680	$69,459,732

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
During the three months ended October 28, 2017, the Company repurchased 0.4 million shares totaling $23.7 million. Reference is made to the discussion in Note 7, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	November 30, 2017	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer