Form 10-K
period 2018-02-03
DILLARD'S, INC.
filed 2018-03-30
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Smaller Reporting Company ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)		Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2017: $1,601,756,904.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 3, 2018:

CLASS A COMMON STOCK, $0.01 par value	23,909,448
CLASS B COMMON STOCK, $0.01 par value	4,010,401
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2018 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

1

2

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 3, 2018, we operated 292 Dillard's stores, including 24 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2017	Fiscal 2016	Fiscal 2015
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	23	22	22
Ladies' accessories and lingerie	16	16	16
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	4	4
	98	97	97
Construction segment	2	3	3
Total	100%	100%	100%
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
As of February 3, 2018, we employed approximately 40,000 full-time and part-time associates, of which approximately 43% were part-time. The number of associates varies during the year, with increases occurring during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers, but we consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2017 ended on February 3, 2018 and contained 53 weeks, and fiscal years 2016 and 2015 ended on January 28, 2017 and January 30, 2016, respectively, and each contained 52 weeks.
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
The retail merchandise business is highly sensitive to changes in overall economic and political conditions that impact consumer confidence and spending. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Due to the Company's concentration of stores in energy producing regions, volatile conditions in these regions could adversely affect the Company's sales. Consumer purchases of discretionary items and other retail products generally decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic could also have an adverse effect on our results of operations.
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
Our business depends on the orderly operation of the process of receiving and distributing merchandise, which relies on adherence to shipping schedules and effective management of distribution or fulfillment centers. Although we believe that our receiving and distribution process is efficient and that we have appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, or other catastrophic events, labor disagreements, or other shipping problems may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers.
Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all, either of which could adversely affect our results of operations.
In order to generate customer traffic and for convenience of our customers, we attempt to locate our stores in desirable locations within shopping malls and open air centers. Our stores benefit from the abilities that our Company, other anchor tenants and other area attractions have to generate consumer traffic. Adverse changes in the development of new shopping malls in the United States, the availability or cost of appropriate locations within existing or new shopping malls, competition with other retailers for prominent locations, the success of individual shopping malls and the success or failure of other anchor tenants, or the continued popularity of shopping malls may continue to impact our ability to maintain or grow our sales in our existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.

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
Natural disasters, war, acts of violence, acts of terrorism, other armed conflicts, and public health issues may adversely impact our business.
The occurrence of, or threat of, a natural disaster, war, acts of violence, acts of terrorism, other armed conflicts, and public health issues could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores, or directly to customers. As a result of the occurrence of, or threat of, a natural disaster, acts of violence or acts of terrorism in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.
Increases in the cost of employee benefits could impact the Company's financial results and cash flows.
The Company's expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact the Company's financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Pursuant to the Affordable Care Act, employees may be ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer's plan. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance, and the uncertainty surrounding further reform proposals, the Company is not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.
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
The percentage-of-completion method of accounting that we use to recognize contract revenues for our construction segment may result in material adjustments, which could result in a credit or a charge against our earnings.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At February 3, 2018, we operated 292 stores in 29 states totaling approximately 49.2 million square feet of which we owned approximately 44.2 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 3, 2018:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	7	—	—	1
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	39	1	2	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	15	14	1	—	—
Missouri	9	6	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	14	14	—	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	5	5	—	—	—
Ohio	14	11	3	—	—
Oklahoma	10	6	4	—	—
South Carolina	7	7	—	—	—
Tennessee	10	8	1	—	1
Texas	57	44	7	1	5
Utah	5	5	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	292	247	27	11	7

At February 3, 2018, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12 and 13 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 30, 2018, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	73	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	68	Director; President	1998	Brother of William Dillard, II
Mike Dillard	66	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	71	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson (1)	46	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts (2)	55	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
William Dillard, III (3)	47	Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy (4)	60	Senior Vice President	2015	Sister of William Dillard, II
Dean L. Worley (5)	52	Vice President; General Counsel	2012	None
Mike McNiff	65	Vice President	1995	None
Brant Musgrave (6)	45	Vice President	2014	None
Mike Litchford (7)	52	Vice President	2016	None
Tom Bolin (8)	55	Vice President	2016	None
Annemarie Jazic (9)	34	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie (10)	34	Vice President	2017	Niece of William Dillard, II
Tony Bolte (11)	59	Vice President	2017	None
James D. Stockman (12)	61	Vice President	2017	None
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

(2)	Mr. Watts served as Vice President of Tax from 2002 to 2015. In 2015, he was promoted to Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer.

(3)	Mr. Dillard served as Vice President of Corporate Merchandising and Product Development from 2001 to 2015. In 2015, he was promoted to Senior Vice President.

(4)	Mrs. Mahaffy served as Corporate Vice President of Advertising from 2000 to 2015. In 2015, she was promoted to Senior Vice President.

(5)	Mr. Worley served as Assistant General Counsel from 1996 to 2012. In 2012, he was promoted to Vice President and General Counsel.

(6)	Mr. Musgrave served as a Regional Vice President of Stores from 2007 to 2014. In 2014, he was promoted to Corporate Vice President of Stores.

(7)	Mr. Litchford served as a Regional Vice President of Stores from 2005 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.

(8)	Mr. Bolin served as a Regional Vice President of Stores from 2000 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.

(9)	Mrs. Jazic served as Director of Contemporary Sportswear from 2006 to 2013 and Director of Online Experience from 2013 to 2017. In 2017, she was promoted to Vice President of Online Experience.

(10)
Mrs. Lucie served as a Divisional Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2010 to 2014 and served as a General Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2014 to 2017. In 2017, she was promoted to Corporate Vice President of Ladies', Juniors' and Children's Exclusive Brands.

(11)	Mr. Bolte served as Vice President of Logistics from 2007 through 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics.

(12)	Mr. Stockman served as General Merchandise Manager of Exclusive Brands from 2004 through 2017. In 2017, he was promoted to Vice President of Corporate Ladies' Apparel.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
The high and low sales prices of the Company's Class A Common Stock, and dividends declared on each class of common stock, for each quarter of fiscal 2017 and 2016 are presented in the table below:

	2017		2016		Dividends per Share
Fiscal Quarter	High	Low	High	Low	2017	2016
First	$60.96	$46.56	$88.58	$65.24	$0.07	$0.07
Second	79.11	45.51	72.08	54.37	0.07	0.07
Third	83.44	50.40	77.70	56.05	0.10	0.07
Fourth	71.93	49.91	75.54	54.42	0.10	0.07
While the Company expects to continue paying quarterly cash dividends during fiscal 2018, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of March 3, 2018, there were 2,610 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2017 through November 25, 2017	178,801	$53.11	178,801	$59,964,234
November 26, 2017 through December 30, 2017	114,802	57.55	114,802	53,357,467
December 31, 2017 through February 3, 2018	290,395	63.85	290,395	34,815,596
Total	583,998	$59.32	583,998	$34,815,596

In February 2016, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock plan ("February 2016 Stock Plan").  This authorization permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The authorization had no expiration date. There was $34.8 million in remaining availability pursuant to the February 2016 Stock Plan as of February 3, 2018.
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

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on February 1, 2013 (the last trading day prior to the start of fiscal 2013) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
300
200
100
0
Dollars
Base Year
2013
2014
2015
2016
2017
Fiscal Year
Dillard's
S&P 500
S&P 500 Department Stores

	2013	2014	2015	2016	2017
Dillard's, Inc.	$102.48	$133.64	$83.07	$64.75	$75.90
S&P 500	120.30	137.41	136.49	164.98	202.64
S&P 500 Department Stores	116.05	144.80	104.42	84.23	103.55

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2017*	2016	2015	2014	2013
Net sales	$6,261,493	$6,256,971	$6,595,626	$6,621,054	$6,531,647
Percent change	—%	(5)%	—%	1%	(1)%
Cost of sales	4,199,718	4,166,411	4,350,805	4,272,605	4,223,715
Percent of sales	67.1%	66.6%	66.0%	64.5%	64.7%
Interest and debt expense, net	62,580	63,059	60,923	61,306	64,505
Income before income taxes and income on and equity in losses of joint ventures	212,689	257,675	408,784	510,768	496,224
Income taxes	(7,800)	88,500	140,770	179,480	173,400
Income on and equity in losses of joint ventures	835	45	1,356	565	847
Net income	221,324	169,220	269,370	331,853	323,671
Net income per diluted common share	7.51	4.93	6.91	7.79	7.10
Dividends per common share	0.34	0.28	0.26	0.24	0.22
Book value per common share	60.77	53.41	49.98	49.02	45.33
Average number of diluted shares outstanding	29,486,671	34,308,211	39,004,500	42,603,236	45,586,087
Accounts receivable	39,650	48,230	47,138	56,510	30,840
Merchandise inventories	1,463,561	1,406,403	1,374,505	1,374,481	1,345,321
Property and equipment, net	1,696,276	1,790,267	1,939,832	2,029,171	2,134,200
Total assets	3,673,169	3,888,136	3,863,901	4,168,101	4,048,523
Long-term debt	365,429	526,106	613,061	612,815	612,569
Capital lease obligations	2,880	3,988	7,269	5,919	6,759
Other liabilities	240,173	238,424	238,980	250,455	228,439
Deferred income taxes	116,831	225,684	258,070	278,999	314,162
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,708,155	1,717,417	1,795,305	2,019,270	1,992,197
Number of stores
Opened	1	—	3	2	—
Closed	2	4**	3	1	6
Total—end of year	292	293	297	297	296
___________________________________

*	Fiscal 2017 contains 53 weeks.
** Closed stores in 2016 include a retail store that is currently closed due to water damage.
The items below are included in the Selected Financial Data.
2017
The items below amount to a net $4.1 million pretax gain ($80.1 million after tax or $2.71 per share).

•
a $4.9 million pretax gain ($3.2 million after tax or $0.11 per share) related to the disposal of assets from the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment.

•
an $0.8 million pretax loss ($0.5 million after tax or $0.02 per share) related to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

•	an estimated tax benefit of approximately $77.4 million ($2.62 per share) related to the Tax Cuts and Jobs Act of 2017.

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
Dillard's, Inc. operates 292 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2017 reporting period presented and discussed below ended February 3, 2018 and contained 53 weeks. The fiscal 2016 and 2015 reporting periods presented and discussed below ended January 28, 2017 and January 30, 2016, respectively, and each contained 52 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended January 27, 2018 to the 52 weeks ended January 28, 2017.
EXECUTIVE OVERVIEW
Fiscal 2017
The Company's performance during fiscal 2017 reflected positive sales trends during the fourth quarter. Comparable retail sales remained unchanged on a percentage basis for the 52-week period ended January 27, 2018 compared to the 52-week period ended January 28, 2017. Gross margin from retail operations declined 65 basis points of sales for the 53 weeks ended February 3, 2018 compared to the prior 52 weeks ended January 28, 2017 primarily due to increased markdown activity. Consolidated gross margin for the 53 weeks ended February 3, 2018 declined 48 basis points of sales compared to the prior 52 weeks ended January 28, 2017. Consolidated selling, general and administrative ("SG&A") expenses during the 53 weeks ended February 3, 2018 increased 56 basis points of sales compared to the 52 weeks ended January 28, 2017. The increase in expenses is primarily due to the additional week of operations during the 2017 reporting period. Net income increased to $221.3 million, or $7.51 per share, during fiscal 2017 from $169.2 million, or $4.93 per share, in the prior year.
Included in net income for fiscal 2017 is a a pretax gain of $4.9 million ($3.2 million after tax or $0.11 per share) on disposal of assets related to the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment and a pretax loss of $0.8 million ($0.5 million after tax or $0.02 per share) related to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility. Also included in net income for the fiscal year is an estimated tax benefit of approximately $77.4 million ($2.62 per share) related to the Tax Cuts and Jobs Act of 2017.
Included in net income for fiscal 2016 is a pretax charge of $6.5 million ($4.2 million after tax or $0.12 per share) for asset impairment related to the write-down of a cost method investment.
During fiscal 2017, the Company repurchased $219.0 million, or 4.1 million shares, of Class A Common Stock under the February 2016 Stock Plan, with $34.8 million in authorization remaining at February 3, 2018.
As of February 3, 2018, we had working capital of $690.2 million (including cash and cash equivalents of $187.0 million) and $726.4 million of total debt outstanding, excluding capital lease obligations, with $161.0 million in scheduled maturities in fiscal 2018. We operated 268 Dillard's locations, 24 clearance centers and one Internet store as of February 3, 2018.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2017		Fiscal 2016	Fiscal 2015
Net sales (in millions)	$6,261.5		$6,257.0	$6,595.6
Gross profit (in millions)	$2,061.8		$2,090.6	$2,244.8
Gross profit as a percentage of net sales	32.9%		33.4%	34.0%
Retail gross profit as a percentage of retail net sales	33.6%		34.3%	35.0%
Selling, general and administrative expenses as a percentage of net sales	27.0%		26.5%	25.3%
Cash flow from operations (in millions)	$274.3		$517.0	$450.2
Total retail store count at end of period	292		293	297
Retail sales per square foot	$127		$126	$130
Retail stores sales trend	(1)%	**	(5)%	(2)%
Comparable retail store sales trend	—%	**	(5)%	(2)%
Retail store inventory trend	4%		2%	—%
Retail merchandise inventory turnover	2.5		2.5	2.7

** Based upon the 52 weeks ended January 27, 2018 and the 52 weeks ended January 28, 2017.
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

2018 Guidance
A summary of management's estimates of certain financial measures for fiscal 2018 is shown below.

(in millions of dollars)	Fiscal 2018 Estimated	Fiscal 2017 Actual
Depreciation and amortization	$230	$232
Rentals	27	28
Interest and debt expense, net	50	63
Capital expenditures	140	130
General
Net sales.  Net sales includes merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales includes sales for those stores which were in operation for a full period in both the current quarter and the corresponding quarter for the prior fiscal year.  Comparable store sales excludes changes in the allowance for sales returns.  Non-comparable store sales includes:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.

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
Merchandise inventory.   All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 97% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 3, 2018 and January 28, 2017, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2017, 2016 or 2015. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $11 million for fiscal 2017.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The provision for sales returns is based on historical evidence of our return rate. We recorded an allowance for sales returns of $4.8 million and $5.1 million as of February 3, 2018 and January 28, 2017, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2017, 2016 or 2015.
The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $101 million, $104 million and $105 million from the alliances in fiscal 2017, 2016 and 2015, respectively. The Company participates in the marketing of the private label credit cards and accepts payments on the private label credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 3, 2018 and January 28, 2017, insurance accruals of $40.4 million and $43.1 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2017 and 2016, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net income by $3.0 million for fiscal 2017.
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
The Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the fair value, the carrying value is reduced to its fair value. Various factors including future sales growth, profit margins and real estate values are included in this analysis. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.
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
The total amount of unrecognized tax benefits as of February 3, 2018 was $3.2 million, of which $2.3 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 28, 2017 was $4.0 million, of which $2.5 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2014 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 3.7% as of February 3, 2018 from 4.0% as of January 28, 2017. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $194.7 million is appropriately stated as of February 3, 2018; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $12.1 million. The Company expects to make a contribution to the pension plan of approximately $5.1 million in fiscal 2018. The Company expects pension expense to be approximately $11.3 million in fiscal 2018 with a liability of $201.0 million at February 2, 2019.
RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 3, 2018		January 28, 2017		January 30, 2016
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,261,493	100.0%	$6,256,971	100.0%	$6,595,626	100.0%
Service charges and other income	161,183	2.6	161,038	2.6	158,919	2.4
	6,422,676	102.6	6,418,009	102.6	6,754,545	102.4
Cost of sales	4,199,718	67.1	4,166,411	66.6	4,350,805	66.0
Selling, general and administrative expenses	1,692,145	27.0	1,655,658	26.5	1,669,916	25.3
Depreciation and amortization	231,595	3.7	243,657	3.9	250,011	3.8
Rentals	28,012	0.4	25,954	0.4	26,732	0.4
Interest and debt expense, net	62,580	1.0	63,059	1.0	60,923	0.9
Loss on early extinguishment of debt	797	—	—	—	—	—
Gain on disposal of assets	(4,860)	(0.1)	(905)	—	(12,626)	(0.2)
Asset impairment and store closing charges	—	—	6,500	0.1	—	—
Income before income taxes and income on and equity in losses of joint ventures	212,689	3.4	257,675	4.1	408,784	6.2
Income taxes	(7,800)	(0.1)	88,500	1.4	140,770	2.1
Income on and equity in losses of joint ventures	835	—	45	—	1,356	—
Net income	$221,324	3.5%	$169,220	2.7%	$269,370	4.1%

Sales

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales:
Retail operations segment	$6,108,053	$6,071,404	$6,388,769
Construction segment	153,440	185,567	206,857
Total net sales	$6,261,493	$6,256,971	$6,595,626
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2017-2016	Fiscal 2017-2016*	Fiscal 2016 - 2015
Retail operations segment
Cosmetics	(3.2)%	(4.3)%	(5.3)%
Ladies' apparel	3.5	2.1	(3.6)
Ladies' accessories and lingerie	0.1	(1.2)	(6.7)
Juniors' and children's apparel	2.2	0.9	(5.1)
Men's apparel and accessories	1.8	0.4	(3.9)
Shoes	(1.0)	(2.2)	(5.3)
Home and furniture	(1.2)	(2.4)	(7.3)
Construction segment	(17.3)	(17.3)	(10.3)
___________________________________

*	Based upon the 52 weeks ended January 27, 2018 and 52 weeks ended January 28, 2017
2017 Compared to 2016
Net sales from the retail operations segment increased $36.6 million during the 53-week period ended February 3, 2018 compared to the 52-week period ended January 28, 2017, increasing 1% in total stores. Sales in comparable stores remained unchanged on a percentage basis for the 52-week period ended January 27, 2018 compared to the 52-week period ended January 28, 2017. During the same 52-week periods, sales of ladies' apparel increased moderately, and sales of juniors' and children's apparel increased slightly. Sales of ladies' accessories and lingerie decreased slightly. Sales of cosmetics, shoes and home and furniture decreased moderately, while sales of men's apparel and accessories remained essentially flat.
The number of sales transactions during the 53-week period ended February 3, 2018 decreased 2% over the 52-week period ended January 28, 2017 while the average dollars per sales transaction increased 2%.
Net sales from the construction segment decreased $32.1 million or 17.3% during fiscal 2017 as compared to fiscal 2016 due to a decrease in construction projects. The backlog of awarded construction contracts at February 3, 2018 totaled $319.7 million, increasing approximately 36% from January 28, 2017.
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

Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2017, 2016 and 2015 was 21.4%, 21.7% and 21.7% of total net sales, respectively.
Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015	2017 - 2016	2016 - 2015	2017 - 2016	2016 - 2015
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$101.3	$103.6	$105.4	$(2.3)	$(1.8)	(2.2)%	(1.7)%
Leased department income	6.0	7.3	7.2	(1.3)	0.1	(17.8)	1.4
Shipping and handling income	33.3	29.2	26.1	4.1	3.1	14.0	11.9
Other	17.9	19.3	17.7	(1.4)	1.6	(7.3)	9.0
	158.5	159.4	156.4	(0.9)	3.0	(0.6)	1.9
Construction segment	2.7	1.6	2.5	1.1	(0.9)	68.8	(36.0)
Total	$161.2	$161.0	$158.9	$0.2	$2.1	0.1%	1.3%
2017 Compared to 2016
Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased $2.3 million in fiscal 2017 compared to fiscal 2016 primarily due to a decrease in finance charge income and an increase in funding costs, partially offset by a sales tax settlement from the former Synchrony Alliance.
Leased department income is primarily earned from an upscale women's apparel vendor in certain stores. During fiscal 2017, the vendor filed for bankruptcy; however, the vendor was subsequently acquired, and the operations of the business remained intact.
2016 Compared to 2015
Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased $1.8 million in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in income from the former Synchrony Alliance.
Gross Profit

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Gross profit:
Retail operations segment	$2,054,985	$2,081,769	$2,237,077
Construction segment	6,790	8,791	7,744
Total gross profit	$2,061,775	$2,090,560	$2,244,821
Gross profit as a percentage of segment net sales:
Retail operations segment	33.6%	34.3%	35.0%
Construction segment	4.4	4.7	3.7
Total gross profit as a percentage of net sales	32.9	33.4	34.0

2017 Compared to 2016
Gross profit as a percentage of net sales declined 48 basis points of sales during fiscal 2017 compared to fiscal 2016. Gross profit from retail operations declined 65 basis points of segment net sales during the same periods primarily due to increased markdowns.
During fiscal 2017, gross margin declined slightly in ladies' apparel, cosmetics and juniors' and children's apparel. Gross margin declined moderately in ladies' accessories and lingerie. Gross margin increased slightly in men's apparel and accessories while remaining essentially flat in shoes and home and furniture.
Gross profit from the construction segment decreased $2.0 million and 31 basis points of segment net sales. The basis point decrease was due to a decrease in fees for external contracts.
Retail store inventory increased 4% at February 3, 2018 compared to January 28, 2017.
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
Retail store inventory increased 2% at January 28, 2017 compared to January 30, 2016.

Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
SG&A:
Retail operations segment	$1,685,079	$1,649,654	$1,664,301
Construction segment	7,066	6,004	5,615
Total SG&A	$1,692,145	$1,655,658	$1,669,916
SG&A as a percentage of segment net sales:
Retail operations segment	27.6%	27.2%	26.1%
Construction segment	4.6	3.2	2.7
Total SG&A as a percentage of net sales	27.0	26.5	25.3
2017 Compared to 2016
SG&A increased $36.5 million and 56 basis points of sales during the 53 weeks ended February 3, 2018 compared to the 52 weeks ended January 28, 2017. The dollar increase in expenses was primarily driven by payroll due to the additional week of operations during the 2017 reporting period.
2016 Compared to 2015
SG&A decreased $14.3 million and increased 114 basis points of sales during fiscal 2016 compared to fiscal 2015. The decrease in expense was primarily driven by decreased advertising ($7.0 million), supplies ($7.3 million) and utilities ($4.3 million) expenses partially offset by an increase in payroll ($3.8 million) and employee-related insurance expense ($4.3 million).

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Depreciation and amortization:
Retail operations segment	$230,946	$242,981	$249,508
Construction segment	649	676	503
Total depreciation and amortization	$231,595	$243,657	$250,011
2017 Compared to 2016
Depreciation and amortization expense decreased $12.1 million during fiscal 2017 compared to fiscal 2016, primarily due to the timing and composition of capital expenditures.
2016 Compared to 2015
Depreciation and amortization expense decreased $6.4 million during fiscal 2016 compared to fiscal 2015, primarily due to the timing and composition of capital expenditures.
Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Interest and debt expense (income), net:
Retail operations segment	$62,638	$63,127	$60,989
Construction segment	(58)	(68)	(66)
Total interest and debt expense, net	$62,580	$63,059	$60,923
2017 Compared to 2016
Net interest and debt expense decreased $0.5 million during the 53-week period ended February 3, 2018 compared to 52-week period ended January 28, 2017 primarily due to an increase in capitalized interest and investment income. Total weighted average debt outstanding during fiscal 2017 decreased approximately $14.5 million compared to fiscal 2016, due to a decrease in short term borrowings under the credit facility and a note maturity in 2017.
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
Loss on Early Extinguishment of Debt

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Loss on early extinguishment of debt:
Retail operations segment	$797	$—	$—
Construction segment	—	—	—
Total loss on early extinguishment of debt	$797	$—	$—

During fiscal 2017, we recorded charges totaling $0.8 million due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Gain on disposal of assets:
Retail operations segment	$(4,855)	$(886)	$(12,619)
Construction segment	(5)	(19)	(7)
Total gain on disposal of assets	$(4,860)	$(905)	$(12,626)
Fiscal 2017
During fiscal 2017, the Company received proceeds of $16.8 million primarily from the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment, resulting in a gain of $4.9 million that was recorded in gain on disposal of assets.
Fiscal 2015
During fiscal 2015, the Company received proceeds of $25.5 million primarily from the sales of four retail store locations in Huntsville, Alabama, Sandy, Utah, Tampa, Florida and Arlington, Texas, resulting in a gain of $12.6 million that was recorded in gain on disposal of assets.
Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Asset impairment and store closing charges:
Retail operations segment	$—	$6,500	$—
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$6,500	$—
Fiscal 2016
Asset impairment for fiscal 2016 consisted of the write-down of a cost method investment.
Income Taxes
The Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company has determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements. The Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, including, but not limited to, increased expensing of business assets, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Tax Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released in the coming year, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in losses of joint ventures, was (3.7)% in fiscal 2017, 34.3% in fiscal 2016, and 34.3% in fiscal 2015. The Company expects the fiscal 2018 federal and state effective income tax rate to approximate 22% - 23%.
Fiscal 2017
During fiscal 2017, income taxes included estimated tax benefits of approximately $77.4 million related to the Act. The Company’s estimate of this benefit is comprised of: (1) approximately $74.2 million for the effect of reduced future corporate income tax rates on existing net deferred tax liabilities; and (2) approximately $3.2 million due to the lower blended federal statutory income tax rate in effect for fiscal 2017. Income taxes also included the recognition of tax benefits of approximately $4.4 million related to federal tax credits, which includes the employee retention credit available to employers impacted by the 2017 hurricanes.

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
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015	2017 - 2016	2016 - 2015
Operating Activities	$274,285	$517,007	$450,226	(46.9)%	14.8%
Investing Activities	(110,207)	(119,649)	(132,939)	7.9	10.0
Financing Activities	(324,035)	(253,242)	(518,170)	(28.0)	51.1
Total Cash Provided (Used)	$(159,957)	$144,116	$(200,883)
Operating Activities
The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 95.1%, 94.6% and 94.6% of total revenues in fiscal 2017, 2016, and 2015, respectively.
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

The Company received income of approximately $101 million, $104 million and $105 million from the Wells Fargo Alliance and former Synchrony Alliance during fiscal 2017, 2016 and 2015, respectively.
Net cash flows from operations decreased $242.7 million during fiscal 2017 compared to fiscal 2016. This decrease was primarily attributable to a decrease of $205 million related to changes in working capital items, primarily decreases in trade accounts payable and increases in inventory, and decreases in deferred income taxes.

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
Capital expenditures increased $25.6 million for fiscal 2017 compared to fiscal 2016. The increase in capital expenditures was primarily related to the construction of new stores and remodeling of existing stores. The fiscal 2017 expenditures of $130.5 million were primarily for (a) the opening of a store in The Mall at Greenhills in Nashville, Tennessee (180,000 square feet), replacing an owned location (180,000 square feet) at that center, (b) the purchase and opening of a store at Temple Mall in Temple, Texas (109,000 square feet), replacing a leased location (91,000 square feet) at that center, (c) the purchase of a store at Layton Hills Mall in Layton, Utah (160,000 square feet), which opened in November 2017 and (d) the remodeling of existing stores.
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
Capital expenditures for fiscal 2018 are expected to be approximately $140 million. These expenditures are primarily for the construction and remodeling of stores.
During fiscal 2017, we closed the Salina store in Salina, Kansas (70,000 square feet) and the Greenspoint clearance center in Houston, Texas (70,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.
During fiscal 2017, the Company received proceeds of $11.7 million for the sale of owned locations in Ohio (115,000 square feet) and Texas (70,000 square feet) and the sale of equipment resulting in a net loss of $1.0 million. Additionally, the Company received insurance proceeds of $5.1 million from the recovery of a previously damaged full-line store location. The Company recorded a gain of $5.9 million as a result of the final insurance settlement for the damaged store.
During fiscal 2016 and 2015, we received proceeds from the sale of property and equipment of $1.2 million and $25.5 million, respectively, and recorded related gains of $0.9 million and $12.6 million, respectively. At the beginning of fiscal 2015, $7.3 million of the fiscal 2014 proceeds was being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Consolidated Statements of Cash Flows. During fiscal 2015, payments of $7.3 million were made from restricted cash for like-kind property.
During fiscal 2016, the Company invested $20.0 million in an existing open air center joint venture located in Bonita Springs, Florida. The investment was funded using cash on hand. The joint venture used these funds in the refinancing of its debt. The Company received distributions of $3.5 million and $2.5 million from this investment in 2017 and 2016, respectively.
Financing Activities
Our primary source of cash inflows from financing activities is generally our $800 million senior unsecured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, capital lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities increased to $324.0 million in fiscal 2017 from $253.2 million in fiscal 2016. This decrease in cash of $70.8 million was primarily due to the debt payment of $87.2 million for the maturity of the 6.625% Notes.
Cash used in financing activities decreased to $253.2 million in fiscal 2016 from $518.2 million in fiscal 2015. This increase of cash of $264.9 million was primarily due to a decrease in stock repurchases.
Stock Repurchase.    In February 2016, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("February 2016 Stock Plan"). During fiscal 2017, the Company repurchased 4.1 million shares for $219.0 million (including the accrual of $2.0 million of share repurchases that had not settled as of February 3, 2018) at an average price of $53.46 per share. Additionally, the Company paid

$6.0 million for share repurchases that had not yet settled but were accrued at January 28, 2017. As of February 3, 2018, $34.8 million authorization remained under the February 2016 Stock Plan.
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
The Company pays a variable rate of interest on borrowings under the new credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.
No borrowings were outstanding at February 3, 2018. Letters of credit totaling $25.6 million were issued under the new credit agreement leaving unutilized availability under the facility of approximately $774 million at February 3, 2018. The Company had weighted-average borrowings of $9.5 million, $19.8 million and $41.3 million during fiscal 2017, 2016 and 2015, respectively.
Peak borrowings under the credit facility were $122 million during fiscal 2017.
To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At February 3, 2018, the Company was in compliance with all financial covenants related to the credit agreement.
Long-term Debt.    At February 3, 2018, the Company had $526.4 million, including current portion, of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.0% to 7.875% with due dates from fiscal 2018 through fiscal 2028.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2018	$161.0
2019	—
2020	—
2021	—
2022	44.8
During fiscal 2017, the Company decreased its net level of outstanding debt and capital leases by $90.2 million, specifically related to the maturity of 6.625% Notes of $87.2 million and capital leases, compared to a decrease of $3.0 million in fiscal 2016. No debt matured during fiscal 2016.
Subordinated Debentures.    As of February 3, 2018, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

Fiscal 2018 Outlook
During fiscal 2018, the Company expects to finance its capital expenditures and its working capital requirements, as well as stock repurchases and the payment of dividends from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these factors. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$527,584	$160,959	$—	$44,800	$321,825
Interest on long-term debt	253,844	32,897	54,601	54,331	112,015
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	307,521	14,959	29,918	29,918	232,726
Capital lease obligations, including interest	4,659	1,428	2,505	726	—
Benefit plan participant payments	196,999	5,441	15,827	20,901	154,830
Purchase obligations(1)	1,358,427	1,358,427	—	—	—
Operating leases(2)	54,361	16,788	20,613	8,806	8,154
Total contractual cash obligations(3)(4)	$2,903,395	$1,590,899	$123,464	$159,482	$1,029,550
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,347.0 million of the purchase obligations.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 14% of minimum lease obligations in fiscal 2017.

(3)
The total liability for unrecognized tax benefits is $2.2 million, including tax, penalty, and interest. The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $23.8 million and gift card liabilities of $20.8 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$800 million line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	25,624	25,624	—	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$25,624	$25,624	$—	$—	$—
___________________________________

(1)	At February 3, 2018, letters of credit totaling $25.6 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.
FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "hope," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the headings "2018 Guidance" and "Fiscal 2018 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for fiscal 2018, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

Expected Maturity Date (fiscal year)
(in thousands of dollars)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long-term debt	$160,959	$—	$—	$—	$44,800	$321,825	$527,584	$571,481
Average fixed interest rate	7.1%	—%	—%	—%	7.9%	7.4%	7.5%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$203,440
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $800 million senior unsecured revolving credit facility. Outstanding balances under this facility bear interest at a variable rate of LIBOR plus 1.375%. The Company had weighted average borrowings of $9.5 million during fiscal 2017. Based on the average amount outstanding during fiscal 2017, a 100 basis point change in interest rates would result in an approximate $0.1 million annual change to interest expense.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2018.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of February 3, 2018. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company intends to satisfy the disclosure requirements of Form 8-K regarding any such waiver from, or an amendment to, any provision of the Code of Conduct, by posting such waiver or amendment on the Company's website. The current version of the Code of Conduct is available free of charge on the Company's website, www.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Guymon, Director of Investor Relations, at the Company's corporate executive offices at 1600 Cantrell Rd, Little Rock, AR 72201.
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2017 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,808,126
Total	—	$—	8,808,126
___________________________________

*	Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

•	1990 Incentive and Nonqualified Stock Option Plan

•	1998 Incentive and Nonqualified Stock Option Plan

•	2000 Incentive and Nonqualified Stock Option Plan

•	Dillard's, Inc. Stock Bonus Plan

•	Dillard's, Inc. Stock Purchase Plan

•	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan
There are no non-stockholder approved plans. Balances presented in the table above are as of February 3, 2018.

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
(a)(3)    Exhibits and Management Compensatory Plans
The "Exhibit Index" beginning on page 40 hereof identifies exhibits incorporated herein by reference or filed with this report.

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

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard's, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended April 29, 2017, File No. 1-6140).

*+10(h)	Amended and Restated Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

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

*10(k)
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
Date: March 30, 2018
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

Date: March 30, 2018

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended February 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Dillard’s, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company's auditor since 2011.
Dallas, Texas
March 30, 2018

Consolidated Balance Sheets
Dollars in Thousands

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$187,028	$346,985
Accounts receivable	39,650	48,230
Merchandise inventories	1,463,561	1,406,403
Other current assets	39,612	36,303
Total current assets	1,729,851	1,837,921
Property and equipment:
Land and land improvements	64,003	64,313
Buildings and leasehold improvements	3,096,838	3,106,481
Furniture, fixtures and equipment	1,041,758	1,065,291
Buildings under construction	1,464	9,024
Buildings and equipment under capital leases	23,648	23,648
Less accumulated depreciation and amortization	(2,531,435)	(2,478,490)
	1,696,276	1,790,267
Other assets	247,042	259,948
Total assets	$3,673,169	$3,888,136
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$835,747	$839,305
Current portion of long-term debt	160,927	87,201
Current portion of capital lease obligations	1,107	3,281
Federal and state income taxes	41,920	46,730
Total current liabilities	1,039,701	976,517
Long-term debt	365,429	526,106
Capital lease obligations	2,880	3,988
Other liabilities	240,173	238,424
Deferred income taxes	116,831	225,684
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A—119,860,744 and 119,814,702 shares issued; 24,096,228 and 28,147,158 shares outstanding	1,199	1,198
Common stock, Class B (convertible)—4,010,401 and 4,010,401 shares issued and outstanding	40	40
Additional paid-in capital	946,147	943,467
Accumulated other comprehensive loss	(15,444)	(11,137)
Retained earnings	4,365,219	4,153,844
Less treasury stock, at cost, Class A—95,764,516 and 91,667,544 shares	(3,589,006)	(3,369,995)
Total stockholders' equity	1,708,155	1,717,417
Total liabilities and stockholders' equity	$3,673,169	$3,888,136
See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Per Share Data

	Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$6,261,493	$6,256,971	$6,595,626
Service charges and other income	161,183	161,038	158,919
	6,422,676	6,418,009	6,754,545
Cost of sales	4,199,718	4,166,411	4,350,805
Selling, general and administrative expenses	1,692,145	1,655,658	1,669,916
Depreciation and amortization	231,595	243,657	250,011
Rentals	28,012	25,954	26,732
Interest and debt expense, net	62,580	63,059	60,923
Loss on early extinguishment of debt	797	—	—
Gain on disposal of assets	(4,860)	(905)	(12,626)
Asset impairment and store closing charges	—	6,500	—
Income before income taxes and income on and equity in losses of joint ventures	212,689	257,675	408,784
Income taxes (benefit)	(7,800)	88,500	140,770
Income on and equity in losses of joint ventures	835	45	1,356
Net income	$221,324	$169,220	$269,370
Earnings per common share:
Basic	$7.51	$4.93	$6.91
Diluted	7.51	4.93	6.91
   See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$221,324	$169,220	$269,370
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of ($1,395), $3,686 and $8,574)	(4,307)	5,981	13,911
Comprehensive income	$217,017	$175,201	$283,281
   See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Share and Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 31, 2015	$1,197	$40	$937,993	$(31,029)	$3,734,891	$(2,623,822)	$2,019,270
Net income	—	—	—	—	269,370	—	269,370
Other comprehensive income	—	—	—	13,911	—	—	13,911
Issuance of 34,830 shares under stock bonus plans	1	—	2,803	—	—	—	2,804
Purchase of 5,306,737 shares of treasury stock	—	—	—	—	—	(500,000)	(500,000)
Cash dividends declared:
Common stock, $0.26 per share	—	—	—	—	(10,050)	—	(10,050)
Balance, January 30, 2016	1,198	40	940,796	(17,118)	3,994,211	(3,123,822)	1,795,305
Net income	—	—	—	—	169,220	—	169,220
Other comprehensive income	—	—	—	5,981	—	—	5,981
Issuance of 47,554 shares under stock bonus plans	—	—	2,671	—	—	—	2,671
Purchase of 3,810,385 shares of treasury stock	—	—	—	—	—	(246,173)	(246,173)
Cash dividends declared:
Common stock, $0.28 per share	—	—	—	—	(9,587)	—	(9,587)
Balance, January 28, 2017	1,198	40	943,467	(11,137)	4,153,844	(3,369,995)	1,717,417
Net income					221,324		221,324
Other comprehensive loss				(4,307)			(4,307)
Issuance of 46,042 shares under stock bonus plans	1		2,680				2,681
Purchase of 4,096,972 shares of treasury stock						(219,011)	(219,011)
Cash dividends declared:
Common stock, $0.34 per share					(9,949)		(9,949)
Balance, February 3, 2018	$1,199	$40	$946,147	$(15,444)	$4,365,219	$(3,589,006)	$1,708,155
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Operating activities:
Net income	$221,324	$169,220	$269,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	233,683	245,923	252,147
Deferred income taxes	(102,065)	(35,703)	(35,975)
Loss (gain) on disposal of assets	1,000	(905)	(12,626)
Proceeds from insurance	—	3,173	—
Gain from insurance proceeds	(5,861)	(1,635)	—
Loss on early extinguishment of debt	797	—	—
Asset impairment and store closing charges	—	6,500	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,580	(1,092)	9,372
Increase in merchandise inventories	(57,158)	(33,436)	(24)
(Increase) decrease in other current assets	(2,391)	8,981	2,911
Decrease in other assets	2,196	5,844	2,939
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(19,615)	156,342	(33,702)
Decrease in income taxes payable	(6,205)	(6,205)	(4,186)
Net cash provided by operating activities	274,285	517,007	450,226
Investing activities:
Purchase of property and equipment	(130,464)	(104,824)	(165,788)
Proceeds from disposal of assets	11,683	1,150	25,503
Proceeds from insurance	5,114	1,525	—
Decrease in restricted cash	—	—	7,346
Investment in joint venture	—	(20,000)	—
Distribution from joint venture	3,460	2,500	—
Net cash used in investing activities	(110,207)	(119,649)	(132,939)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(90,483)	(3,284)	(5,299)
Cash dividends paid	(9,424)	(9,787)	(10,008)
Purchase of treasury stock	(223,013)	(240,171)	(500,000)
Issuance cost of line of credit	(1,115)	—	(2,863)
Net cash used in financing activities	(324,035)	(253,242)	(518,170)
(Decrease) increase in cash and cash equivalents	(159,957)	144,116	(200,883)
Cash and cash equivalents, beginning of year	346,985	202,869	403,752
Cash and cash equivalents, end of year	$187,028	$346,985	$202,869
Non-cash transactions:
Accrued capital expenditures	$23,084	$3,453	$10,909
Stock awards	2,680	2,671	2,803
Capital lease transactions	—	—	9,093
Accrued purchases of treasury stock	2,000	6,002	—
 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2017 ended on February 3, 2018 and included 53 weeks. Fiscal years 2016 and 2015 ended on January 28, 2017 and January 30, 2016, respectively, and each included 52 weeks.
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
Accounts Receivable—Accounts receivable primarily consists of construction receivables of the Company's general contracting construction company, CDI Contractors, LLC ("CDI"), and the monthly settlement with Wells Fargo for Dillard's share of revenue from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.
Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 97% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 3, 2018 and January 28, 2017, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2017, 2016 or 2015.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.
Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2017, 2016 and 2015 was $0.7 million, $0.1 million and $2.1 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of February 3, 2018 are assets held for sale in the amount of $3.8 million. During fiscal 2017, the Company realized a gain of $4.9 million on disposal of assets primarily related to the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment. During 2016 and 2015, the Company realized gains on the disposal of property and equipment of $0.9 million and $12.6 million, respectively.
Depreciation expense on property and equipment was $232 million, $244 million and $250 million for fiscal 2017, 2016 and 2015, respectively.
Long-Lived Assets—Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the fair value, the carrying value is reduced to its fair value. Various factors including future sales growth, profit margins and real estate values are included in this analysis. Management believes at this time that the carrying values and useful lives continue to be appropriate.
Other Assets—In January 2011, the Company formed a wholly-owned subsidiary intended to operate as a real estate investment trust (“REIT”). The Company made a taxable transfer of certain properties to this subsidiary, thereby increasing the tax basis of the properties to their fair values as of the date of transfer ("REIT Transaction") and recorded a deferred charge to reflect the income tax effects of this intra-entity transfer. Other assets include the deferred charge related to the REIT Transaction of $173.7 million and $179.8 million at February 3, 2018 and January 28, 2017, respectively. See New Accounting Pronouncements, Intra-Entity Transfers of Assets Other Than Inventory, for further discussion below.
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
Synchrony Financial ("Synchrony"; formerly GE Consumer Finance) owned and managed Dillard's private label credit cards under a long-term marketing and servicing alliance ("Synchrony Alliance") that expired in November 2014. Following the scheduled expiration, Wells Fargo Bank, N.A. ("Wells Fargo") purchased the Dillard's private label credit card portfolio from Synchrony and began managing Dillard's private label cards under a new 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance and former Synchrony Alliance is included as a component of service charges and other income. The Company received income of approximately $101 million, $104 million and $105 million from the alliances in fiscal 2017, 2016 and 2015, respectively. The Company participates in the marketing of the private label cards and accepts payments on the private label cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to Wells Fargo.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period when the likelihood of the gift card being redeemed is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 3, 2018 and January 28, 2017, gift card liabilities of $58.9 million and $60.5 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $40.2 million, $42.8 million and $49.8 million, net of cooperative advertising reimbursements of $19.9 million, $27.5 million and $29.3 million for fiscal years 2017, 2016 and 2015, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2017.
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

The Company completed its evaluation of the impact of these updates (the "new standard") on its consolidated financial statements, including an in-depth assessment of all revenue streams to determine which processes will be affected by the new standard and the transition methods for applying the new standard. Based on the results of our evaluation, the Company will adopt the new standard using the full retrospective method during the first quarter of 2018. We will apply the new standard using the following practical expedients: for a completed contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that is in effect before the date of initial application, we will not restate contracts that begin and end within the same annual reporting period; for completed contracts that have variable consideration, we will use the transaction price at the date the contract was completed, rather than estimating variable consideration amounts in the comparative reporting periods; for all reporting periods presented before the date of initial application, February 4, 2018, we will not be required to disclose the amount of the transaction price allocated to the remaining performance obligations or when we expect to recognize that amount as revenue; and for contracts modified prior to the beginning of fiscal year 2016, we can reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition.

Through our analysis of the new standard, we considered the presentation of sales returns, the deferral of revenue related to our loyalty program, the deferral of revenue related to internet sales, credit card income, gift card breakage, principal vs. agent considerations and revenue from CDI contracts. The impact of adopting the new standard on our fiscal 2017 and 2016 revenues will not be material.

The Company's net sales are recorded net of anticipated returns of merchandise. Under the new standard, both a return asset and an allowance for sales returns are recorded, which differs from the historical presentation of a net allowance for sales returns. As a result of the adoption of the new standard, the return asset and allowance for sales returns will increase by $9.5 million and $10.3 million as of February 3, 2018 and January 28, 2017, respectively. The return asset and the allowance for sales returns will be recorded in the condensed consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively.

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases historically classified as operating leases under Accounting Standards Codification, Leases (Topic 840). ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company's operating leases include building and equipment leases. As of February 3, 2018, the future minimum rental commitments for the operating leases totaled $54.4 million as detailed in Note 12 in these "Notes to Consolidated Financial Statements." The Company expects the majority of these current operating leases will be impacted by this ASU resulting in increases in assets and liabilities in the Company's consolidated financial statements. While early adoption is permitted for this ASU, the Company intends to adopt the standard during the first quarter of fiscal 2019.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments within ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company intends to adopt the standard during the first quarter of fiscal 2018. The adoption of ASU No. 2016-15 will have no material impact to the consolidated financial statements.

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
At February 3, 2018, other assets include a deferred charge related to the income tax effects of the intra-entity transfer pursuant to the REIT Transaction. During the fourth quarter of 2017, the Company terminated REIT status of its subsidiary, which did not have a material impact to the Company's fiscal 2017 financial statements. Prior to the adoption of ASU No. 2016-16, income tax consequences of the intra-entity transfer must remain recorded as a deferred charge, which is not subject to remeasurement for the lower tax rates enacted through tax reform. The Company will adopt the standard during the first quarter of fiscal 2018, at which time the deferred charge will be removed through a cumulative-effect adjustment directly to retained earnings, resulting in a decrease to other assets of approximately $173.7 million. A deferred tax asset of approximately $104.6 million will be recorded through a cumulative-effect adjustment directly to retained earnings to reflect future income tax benefits of the intra-entity transfer at newly-enacted tax rates, resulting in a reduction to net deferred tax liabilities. These adjustments will result in a net decrease to retained earnings of approximately $69.1 million as of the beginning of the period of adoption.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,to improve the presentation of net periodic pension cost in the income statement. The amendments within ASU No. 2017-07 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update are to be applied retrospectively. The Company is currently assessing the impact of this update on its consolidated financial statements. The Company intends to adopt the standard during the first quarter of fiscal 2018. The adoption of ASU No. 2017-07 will have no material impact to the consolidated financial statements.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to improve the usefulness of information reported to financial statement users by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“the Act”). The amendments in ASU No. 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and early adoption is permitted, including adoption in any interim period. The Company intends to adopt ASU No. 2018-02 during the first quarter of fiscal 2018. The Company expects the adoption of ASU No. 2018-02 to result in an increase of approximately $2.5 million to both accumulated other comprehensive loss and retained earnings in its consolidated financial statements.
Newly Adopted Standards
Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory using the first-in, first out (FIFO) or average cost methods. Under this amendment, inventory under the FIFO or average cost methods should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update was effective for the Company beginning in the first quarter of fiscal 2017. All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. ASU No. 2015-11 excludes inventories accounted for using LIFO. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2017	Fiscal 2016	Fiscal 2015
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	23	22	22
Ladies' accessories and lingerie	16	16	16
Juniors' and children's apparel	8	8	8
Men's apparel and accessories	17	17	17
Shoes	16	16	16
Home and furniture	4	4	4
	98	97	97
Construction segment	2	3	3
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2017 Construction	Consolidated
Net sales from external customers	$6,108,053	$153,440	$6,261,493
Gross profit	2,054,985	6,790	2,061,775
Depreciation and amortization	230,946	649	231,595
Interest and debt expense (income), net	62,638	(58)	62,580
Income before income taxes and income on and equity in losses of joint ventures	210,969	1,720	212,689
Income on and equity in losses of joint ventures	835	—	835
Total assets	3,640,859	32,310	3,673,169

(in thousands of dollars)	Retail Operations	Fiscal 2016 Construction	Consolidated
Net sales from external customers	$6,071,404	$185,567	$6,256,971
Gross profit	2,081,769	8,791	2,090,560
Depreciation and amortization	242,981	676	243,657
Interest and debt expense (income), net	63,127	(68)	63,059
Income before income taxes and income on and equity in losses of joint ventures	253,887	3,788	257,675
Income on and equity in losses of joint ventures	45	—	45
Total assets	3,832,416	55,720	3,888,136

(in thousands of dollars)	Retail Operations	Fiscal 2015 Construction	Consolidated
Net sales from external customers	$6,388,769	$206,857	$6,595,626
Gross profit	2,237,077	7,744	2,244,821
Depreciation and amortization	249,508	503	250,011
Interest and debt expense (income), net	60,989	(66)	60,923
Income before income taxes and income on and equity in losses of joint ventures	404,582	4,202	408,784
Income on and equity in losses of joint ventures	1,356	—	1,356
Total assets	3,802,994	60,907	3,863,901
Intersegment construction revenues of $47.4 million, $75.5 million and $77.7 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2017, 2016 and 2015, respectively.
3. Revolving Credit Agreement
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
No borrowings were outstanding at February 3, 2018. Letters of credit totaling $25.6 million were issued under this credit agreement leaving unutilized availability under the facility of approximately $774 million at February 3, 2018. The Company had weighted-average borrowings of $9.5 million and $19.8 million during fiscal 2017 and 2016, respectively.
To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the new credit agreement. At February 3, 2018, the Company was in compliance with all financial covenants related to the new credit agreement.

In connection with the amendment and extension of the Company's senior unsecured revolving credit facility, we recorded charges totaling $0.8 million due to the the write-off of certain deferred financing fees during the year ended February 3, 2018.
Peak borrowings under the credit facility were $122 million during fiscal 2017.

4. Long-Term Debt
Long-term debt, including current portion, of $526.4 million and $613.3 million was outstanding at February 3, 2018 and January 28, 2017, respectively. The debt outstanding at February 3, 2018 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.875% and maturing during fiscal 2018 through fiscal 2028. There are no financial covenants under any of the debt agreements.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2018	$161.0
2019	—
2020	—
2021	—
2022	44.8
Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Long-term debt:
Interest	$59,579	$59,268	$57,346
Amortization of debt expense	1,326	1,594	1,555
	60,905	60,862	58,901
Interest on capital lease obligations	418	507	588
Revolving credit facility expenses	2,096	2,349	2,739
Investment interest income	(842)	(663)	(1,305)
Other interest	3	4	—
	$62,580	$63,059	$60,923
Interest paid during fiscal 2017, 2016 and 2015 was approximately $71.6 million, $62.4 million and $62.9 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 3, 2018	January 28, 2017
Trade accounts payable	$642,217	$635,833
Accrued expenses:
Taxes, other than income	59,977	66,200
Salaries, wages and employee benefits	62,351	56,022
Liability to customers	58,050	59,279
Interest	4,174	12,996
Rent	2,516	2,666
Other	6,462	6,309
	$835,747	$839,305

6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current:
Federal	$91,799	$120,872	$173,786
State	2,466	3,331	2,959
	94,265	124,203	176,745
Deferred:
Federal	(100,954)	(34,797)	(33,708)
State	(1,111)	(906)	(2,267)
	(102,065)	(35,703)	(35,975)
	$(7,800)	$88,500	$140,770

The Tax Cuts and Jobs Act (“the Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The resulting blended federal statutory income tax rate in effect for the Company’s fiscal year ended February 3, 2018 was 33.72%. For prior years, the federal statutory tax rate was 35%. The Company has determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements. The Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, including, but not limited to, increased expensing of business assets, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Tax Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released in the coming year, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

During fiscal 2017, income taxes included estimated tax benefits of approximately $77.4 million related to the Act. The Company’s estimate of this benefit is comprised of: (1) approximately $74.2 million for the effect of reduced future corporate income tax rates on existing net deferred tax liabilities; and (2) approximately $3.2 million due to the lower blended federal statutory income tax rate in effect for fiscal 2017.

The rate reconciliation presented below reconciles the Company’s income tax provision to income taxes using the federal statutory income tax rate; therefore, the tax reform benefit described in (2) above is inherently included within the fiscal 2017 reconciling amounts and not presented on a separate line.

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income tax at the statutory federal rate (inclusive of income on and equity in losses of joint ventures)	$72,000	$90,202	$143,549
State income taxes, net of federal benefit (inclusive of income on and equity in losses of joint ventures)	(22)	954	2,488
Net changes in unrecognized tax benefits, interest and penalties /reserves	(448)	(323)	(367)
Tax benefit of federal credits	(4,440)	(2,434)	(2,018)
Changes in cash surrender value of life insurance policies	(441)	(914)	(705)
Changes in valuation allowance	222	1,857	(1,473)
Tax benefit of dividends paid to ESOP	(810)	(785)	(763)
Estimated adjustments to net deferred tax liabilities for enacted changes in tax laws and rates	(74,216)	—	—
Other	355	(57)	59
	$(7,800)	$88,500	$140,770

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of February 3, 2018 and January 28, 2017 are as follows:

(in thousands of dollars)	February 3, 2018	January 28, 2017
Property and equipment bases and depreciation differences	$126,401	$213,658
Prepaid expenses	41,124	54,343
Joint venture bases differences	7,889	11,994
Differences between book and tax bases of inventory	22,436	40,489
Other	3,436	7,114
Total deferred tax liabilities	201,286	327,598
Accruals not currently deductible	(66,941)	(87,066)
Net operating loss carryforwards	(72,452)	(74,593)
State income taxes	(419)	(968)
Other	(1,525)	(1,165)
Total deferred tax assets	(141,337)	(163,792)
Net operating loss valuation allowance	56,172	55,774
Net deferred tax assets	(85,165)	(108,018)
Net deferred income taxes	$116,121	$219,580
Deferred tax assets and liabilities presented for fiscal 2017 above reflect the Company’s reasonable estimate of the effects of the Act. For fiscal 2017, deferred tax assets and liabilities were measured using the future federal statutory income tax rate of 21% and the appropriate state statutory income tax rates. For fiscal 2016, deferred tax assets and liabilities were measured using the prior federal statutory income tax rate of 35% and the appropriate state statutory income tax rates.
At February 3, 2018, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $72.5 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2018 and 2038. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $56.2 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.
Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	February 3, 2018	January 28, 2017
Net deferred tax assets—other assets	$(710)	$(6,104)
Net deferred tax liabilities—deferred income taxes	116,831	225,684
Net deferred income taxes	$116,121	$219,580
The total amount of unrecognized tax benefits as of February 3, 2018 was $3.2 million, of which $2.3 million would, if recognized, affect the Company's effective tax rate. The total amount of unrecognized tax benefits as of January 28, 2017 was $4.0 million, of which $2.5 million would, if recognized, affect the effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Unrecognized tax benefits at beginning of period	$4,013	$4,265	$4,806
Gross increases—tax positions in prior period	2	43	—
Gross decreases—tax positions in prior period	(710)	(538)	(734)
Gross increases—current period tax positions	417	386	317
Settlements	(81)	—	—
Lapse of statutes of limitation	(452)	(143)	(124)
Unrecognized tax benefits at end of period	$3,189	$4,013	$4,265
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2014 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2017, 2016 and 2015 were approximately $93.9 million, $129.4 million and $183.6 million, respectively.
7. Subordinated Debentures
At February 3, 2018, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At February 3, 2018, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
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
The Company incurred benefit plan expense of approximately $18 million for each of fiscal 2017, 2016 and 2015. Benefit plan expenses are included in selling, general and administrative expenses.
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

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	February 3, 2018	January 28, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$183,617	$184,810
Service cost	3,494	3,934
Interest cost	7,229	7,678
Actuarial loss (gain)	5,701	(8,463)
Benefits paid	(5,308)	(4,342)
Benefit obligation at end of year	$194,733	$183,617
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	5,308	4,342
Benefits paid	(5,308)	(4,342)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(194,733)	$(183,617)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(194,733)	$(183,617)
Net amount recognized	$(194,733)	$(183,617)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$23,702	$18,001
Prior service cost	—	—
Net amount recognized	$23,702	$18,001

Accumulated benefit obligation at end of year	$(193,824)	$(182,071)
The accrued benefit liability is included in other liabilities. At February 3, 2018, the current portion of the accrued benefit liability of $5.0 million is included in trade accounts payable and accrued expenses.
The discount rate that the Company utilizes for determining future pension obligations is based on the Citigroup Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 3.7% as of February 3, 2018 from 4.0% as of January 28, 2017. Weighted average assumptions are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Discount rate—net periodic pension cost	4.0%	4.2%	3.5%
Discount rate—benefit obligations	3.7%	4.0%	4.2%
Rate of compensation increases	2.0%	3.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Components of net periodic benefit costs:
Service cost	$3,494	$3,934	$3,932
Interest cost	7,229	7,678	6,736
Net actuarial loss	—	1,204	3,697
Amortization of prior service cost	—	—	—
Plan curtailment gain	—	—	—
Net periodic benefit costs	$10,723	$12,816	$14,365
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$5,701	$(9,668)	$(22,485)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$5,701	$(9,668)	$(22,485)
Total recognized in net periodic benefit costs and other comprehensive income or loss	$16,424	$3,148	$(8,120)
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2018	$5,091	*
2019	5,916
2020	9,223
2021	9,448
2022	10,826
2023 - 2027	66,142
Total payments for next ten fiscal years	$106,646
___________________________________
* The estimated benefit payment for fiscal 2018 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2018.

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
Stock Plans
The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cost of shares repurchased	$219,011	$246,173	$500,000
Number of shares repurchased	4,097	3,810	5,307
Average price per share	$53.46	$64.61	$94.22
On February 25, 2016, the Company announced that the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock. As of February 3, 2018, $34.8 million authorization remained under this stock repurchase plan. On March 1, 2018, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock.
10. Accumulated Other Comprehensive Loss ("AOCL")
Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2017	Fiscal 2016
Defined benefit pension plan items
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial losses	—	1,204	(1)
	—	1,204	Total before tax
	—	459	Income tax expense
	$—	$745	Total net of tax
_____________________________
(1)        These items are included in the computation of net periodic benefit costs.  See Note 8 for additional information.

Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2017	Fiscal 2016
Beginning balance	$11,137	$17,118

Other comprehensive loss (income) before reclassifications	4,307	(5,236)
Amounts reclassified from AOCL	—	(745)
Net other comprehensive loss (income)	4,307	(5,981)

Ending balance	$15,444	$11,137
11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.
Earnings per common share has been computed as follows:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$221,324	$221,324	$169,220	$169,220	$269,370	$269,370
Average shares of common stock outstanding	29,487	29,487	34,308	34,308	39,005	39,005
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	29,487	29,487	34,308	34,308	39,005	39,005
Per share of common stock:
Net income	$7.51	$7.51	$4.93	$4.93	$6.91	$6.91
12. Commitments and Contingencies
Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Operating leases:
Buildings:
Minimum rentals	$14,843	$15,379	$15,546
Contingent rentals	3,449	3,745	4,914
Equipment	9,720	6,830	6,272
	$28,012	$25,954	$26,732
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of February 3, 2018 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2018	$16,788	$1,428
2019	12,594	1,428
2020	8,019	1,077
2021	6,063	726
2022	2,743	—
After 2022	8,154	—
Total minimum lease payments	$54,361	4,659
Less amount representing interest		(672)
Present value of net minimum lease payments (of which $1,107 is currently payable)		$3,987
Renewal options from three to 20 years exist on the majority of leased properties.
At February 3, 2018, the Company is committed to incur costs of approximately $7.6 million to acquire, complete and furnish certain stores and equipment.
At February 3, 2018, letters of credit totaling $25.6 million were issued under the Company's $800 million revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
13. Asset Impairment and Store Closing Charges
During fiscal 2017 and 2015, no asset impairment and store closing charges were recorded.
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
The fair value of the Company's long-term debt and subordinated debentures is based on market prices and are categorized as Level 1 in the fair value hierarchy.
The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at February 3, 2018 and January 28, 2017 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at February 3, 2018 and January 28, 2017 were approximately $571 million and $687 million, respectively. The carrying value of the Company's long-term debt at February 3, 2018 and January 28, 2017 was approximately $526 million and $613 million, respectively. The fair value of the subordinated debentures at February 3, 2018 and January 28, 2017 was approximately $203 million and $208 million, respectively. The carrying value of the subordinated debentures at February 3, 2018 and January 28, 2017 was $200 million.
During fiscal 2016, the Company recognized an impairment charge of $6.5 million on a cost method investment. The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary. Cost method investments are recorded in other assets on the consolidated balance sheets.

15. Quarterly Results of Operations (unaudited)

	Fiscal 2017, Three Months Ended
(in thousands of dollars, except per share data)	April 29	July 29	October 28	February 3
Net sales	$1,418,111	$1,427,210	$1,354,920	$2,061,252
Gross profit	548,026	420,156	464,844	628,749
Net income (loss)	66,302	(17,080)	14,539	157,563
Diluted earnings per share:
Net income (loss)	$2.12	$(0.58)	$0.50	$5.55

	Fiscal 2016, Three Months Ended
(in thousands of dollars, except per share data)	April 30	July 30	October 29	January 28
Net sales	$1,503,242	$1,452,445	$1,365,609	$1,935,675
Gross profit	564,663	459,086	486,744	580,067
Net income	77,431	12,083	22,798	56,908
Diluted earnings per share:
Net income	$2.17	$0.35	$0.67	$1.72
Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2017 and fiscal 2016 includes the following items:
Fourth Quarter
2017

•	an estimated tax benefit of approximately $77.4 million ($2.73 per share) related to the Tax Cuts and Jobs Act of 2017
2016

•	a pretax charge of $6.5 million ($4.2 million after tax or $0.13 per share) for asset impairment related to the write-down of a cost method investment

Third Quarter
2017

•
a $4.8 million pretax gain ($3.1 million after tax or $0.11 per share) primarily related to the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment

•
a pretax charge of $0.8 million ($0.5 million after tax or $0.02 per share) due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility