Form 10-Q
period 2018-05-05
DILLARD'S, INC.
filed 2018-06-08
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of June 2, 2018     23,591,225
CLASS B COMMON STOCK as of June 2, 2018       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 5, 2018	February 3, 2018	April 29, 2017
		As Adjusted(1)	As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$164,081	$187,028	$301,481
Restricted cash	1,910	—	—
Accounts receivable	43,069	38,437	38,560
Merchandise inventories	1,780,783	1,463,561	1,713,881
Other current assets	55,540	50,359	50,449

Total current assets	2,045,383	1,739,385	2,104,371

Property and equipment (net of accumulated depreciation and amortization of $2,583,199, $2,531,435 and $2,520,550, respectively)	1,662,852	1,696,276	1,764,519
Other assets	73,228	247,042	257,644

Total assets	$3,781,463	$3,682,703	$4,126,534

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,052,310	$845,281	$1,069,958
Current portion of long-term debt	160,941	160,927	87,201
Current portion of capital lease obligations	1,133	1,107	3,305
Federal and state income taxes	63,905	41,920	86,861

Total current liabilities	1,278,289	1,049,235	1,247,325

Long-term debt	365,464	365,429	526,167
Capital lease obligations	2,587	2,880	3,721
Other liabilities	240,478	240,173	238,276
Deferred income taxes	12,559	116,831	220,633
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,238
Additional paid-in capital	946,147	946,147	943,467
Accumulated other comprehensive loss	(17,886)	(15,444)	(11,137)
Retained earnings	4,376,408	4,365,219	4,217,972
Less treasury stock, at cost	(3,623,822)	(3,589,006)	(3,461,128)

Total stockholders’ equity	1,682,086	1,708,155	1,690,412

Total liabilities and stockholders’ equity	$3,781,463	$3,682,703	$4,126,534
(1) See Note 1, Basis of Presentation and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 5, 2018	April 29, 2017
		As Adjusted(1)
Net sales	$1,456,327	$1,418,148
Service charges and other income	34,398	34,613

	1,490,725	1,452,761

Cost of sales	903,046	869,972
Selling, general and administrative expenses	405,870	396,645
Depreciation and amortization	56,003	60,011
Rentals	6,549	6,202
Interest and debt expense, net	14,022	15,682
Other expense	1,915	1,807
Loss (gain) on disposal of assets	82	(19)

Income before income taxes and income on and equity in earnings of joint ventures	103,238	102,461
Income taxes	22,690	36,170
Income on and equity in earnings of joint ventures	—	11

Net income	80,548	66,302

Retained earnings at beginning of period	4,365,219	4,153,844
Cumulative effect adjustment due to adoption of ASU No. 2016-16 and ASU No. 2018-02	(66,574)	—
Cash dividends declared	(2,785)	(2,174)

Retained earnings at end of period	$4,376,408	$4,217,972

Earnings per share:
Basic and diluted	$2.89	$2.12

Cash dividends declared per common share	$0.10	$0.07

(1) See Note 1, Basis of Presentation and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net income	$80,548	$66,302
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $32 and $0, respectively)	100	—

Comprehensive income	$80,648	$66,302

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
		As Adjusted(1)
Operating activities:
Net income	$80,548	$66,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	56,471	60,585
Loss (gain) on disposal of assets	82	(19)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,632)	8,748
Increase in merchandise inventories	(317,222)	(307,478)
Increase in other current assets	(5,181)	(2,910)
(Increase) decrease in other assets	(1,352)	1,428
Increase in trade accounts payable and accrued expenses and other liabilities	224,352	221,707
Increase in income taxes	22,325	35,080

Net cash provided by operating activities	55,391	83,443

Investing activities:
Purchases of property and equipment	(39,191)	(34,538)
Proceeds from disposal of assets	1,918	69
Proceeds from insurance	—	1,875
Distribution from joint venture	765	340

Net cash used in investing activities	(36,508)	(32,254)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(267)	(243)
Cash dividends paid	(2,837)	(2,312)
Purchase of treasury stock	(36,816)	(94,138)

Net cash used in financing activities	(39,920)	(96,693)

Decrease in cash, cash equivalents and restricted cash	(21,037)	(45,504)
Cash, cash equivalents and restricted cash, beginning of period	187,028	346,985

Cash, cash equivalents and restricted cash, end of period	$165,991	$301,481

Non-cash transactions:
Accrued capital expenditures	$8,117	$3,205
Accrued purchases of treasury stock	—	2,997

(1) See Note 1, Basis of Presentation and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 5, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on March 30, 2018.

Effective February 4, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments using the full retrospective method and adopted the requirements of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost retrospectively as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

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

Effective February 4, 2018, we adopted the amendments of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	May 5, 2018	April 29, 2017
Cash and cash equivalents	$164,081	$301,481
Restricted cash	1,910	—
Total cash, cash equivalents and restricted cash	$165,991	$301,481
Reclassifications—Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Note 2.  Accounting Standards

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU was supplemented by amendments which clarify the guidance of the initial ASU. We refer to this ASU and related amendments as the "new standard."

We adopted the requirements of the new standard as of February 4, 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as further described in Note 3. We applied the new standard using the following practical expedients: 1) for a completed contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that is in effect before the date of initial application, an entity need not restate contracts that begin and end within the same annual reporting period; 2) for completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed, rather than estimating variable consideration amounts in the comparative reporting periods; 3) for all reporting periods presented before the date of initial application, February 4, 2018, an entity is not required to disclose the amount of the transaction price allocated to the remaining performance obligations or when the entity expects to recognize that amount as revenue; and 4) for contracts modified prior to the beginning of fiscal year 2016, an entity can reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The application of these practical expedients primarily impacted our evaluation of the revenue recognition of our construction segment.

Through our analysis of the new standard, we considered the presentation of sales returns, the deferral of revenue related to our loyalty program, the deferral of revenue related to internet sales, credit card income, gift card breakage, principal versus agent considerations and revenue from our construction segment contracts. The impact of adopting the new standard on our fiscal 2017 and 2016 revenues was not material.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of the new standard. The Company's net sales are recorded net of anticipated returns of merchandise. Under the new standard, both a return asset and an allowance for sales returns are recorded, which differs from the historical presentation of a net allowance for sales returns. The return asset and the allowance for sales returns are recorded in the condensed consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Additionally, we reclassed contract assets related to our construction segment from accounts receivable to other current assets in our condensed consolidated balance sheets.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	April 29, 2017
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$39,424	$(864)	$38,560
Other current assets	37,956	12,493	50,449
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	1,058,329	11,629	1,069,958

	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$39,650	$(1,213)	$38,437
Other current assets	39,612	10,747	50,359
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	835,747	9,534	845,281

Select condensed consolidated statement of income line items, including net sales, service charges and other income and cost of sales, reflect the adoption of the new standard. The impact of the adoption on the condensed consolidated statements of income and retained earnings for the three months ended April 29, 2017 was not material.

Select condensed consolidated statement of cash flow line items within operating activities reflect the adoption of the new standard. The impact on the condensed consolidated statements of cash flows for the three months ended April 29, 2017 was not material.

The Company operates in two reportable segments:  the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”). The Company determined that the presentation of the percentage of net sales by segment and major product line was consistent with the disaggregation of revenue required by the new standard. See Note 4, Business Segments. For the retail operations segment, total assets increased by $11.6 million as of April 29, 2017.
Construction contracts give rise to accounts receivable, contract assets and contract liabilities. We record accounts receivable based on amounts billed to customers. We also record costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in other current assets and trade accounts payable and accrued expenses in the condensed consolidated balance sheets, respectively. The amounts included in the condensed consolidated balance sheets are as follows:

	Construction
(in thousands of dollars)	February 3, 2018	May 5, 2018	January 28, 2017	April 29, 2017
Accounts receivable	$20,136	$26,782	$30,190	$26,528
Costs and estimated earnings in excess of billings on uncompleted contracts	1,213	861	922	864
Billings in excess of costs and estimated earnings on uncompleted contracts	5,503	4,665	8,826	8,007
During the three months ended May 5, 2018 and April 29, 2017, the Company recorded $4.0 million and $7.8 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.5 million and $8.8 million at February 3, 2018 and January 28, 2017, respectively.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,to improve the presentation of net periodic pension cost in the income statement. We adopted the requirements of ASU No. 2017-07 as of February 4, 2018 and applied the amendments retrospectively, as required. As a result of the adoption of ASU No. 2017-07, the service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the condensed consolidated statements of income and retained earnings. For the three months ended April 29, 2017, $1.8 million has been reclassified from selling, general and administrative expenses to other expense. See Note 7, Benefit Plans.
Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, as part of its initiative to reduce complexity in accounting standards. Under these amendments, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments within ASU No. 2016-16 were effective for the Company beginning in the first quarter of fiscal 2018.

At February 3, 2018, other assets included a deferred charge related to the income tax effects of the intra-entity transfer pursuant to the previously disclosed REIT Transaction. During the fourth quarter of 2017, the Company terminated REIT status of its subsidiary, which did not have a material impact to the Company’s fiscal 2017 consolidated financial statements. Prior to the adoption of ASU No. 2016-16, income tax consequences of the intra-entity transfer remained recorded as a deferred charge, which was not subject to remeasurement for the lower tax rates enacted through tax reform.

The Company adopted the standard at the beginning of the first quarter of fiscal 2018, at which time the deferred charge was removed through a cumulative-effect adjustment directly to retained earnings, resulting in a decrease to other assets of approximately $173.7 million. A deferred tax asset of approximately $104.6 million was recorded through a cumulative-effect adjustment directly to retained earnings to reflect future income tax benefits of the intra-entity transfer at newly-enacted tax rates, resulting in a reduction to net deferred tax liabilities. These adjustments resulted in a net decrease to retained earnings of approximately $69.1 million.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to improve the usefulness of information reported to financial statement users by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU No. 2018-02 during the first quarter of fiscal 2018 and applied the amendments in the period of adoption. The adoption of ASU No. 2018-02 resulted in an increase of approximately $2.5 million to both accumulated other comprehensive loss and retained earnings in the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company's operating leases include building and equipment leases. The Company is evaluating our current operating leases and expects that the majority of these current operating leases will be impacted by this ASU resulting in increases in assets and liabilities in the Company's consolidated financial statements. The Company intends to adopt the standard during the first quarter of fiscal 2019.
Note 3. Significant Accounting Policies Updates

Revenue Recognition—The Company's retail operations segment recognizes merchandise revenue at the "point of sale." Allowance for sales returns and a return asset are recorded as components of net sales in the period in which the related sales are recorded. Sales taxes collected from customers are excluded from revenue and are recorded in trade accounts payable and accrued expenses until remitted to the taxing authorities.
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label credit cards under a long-term marketing and servicing alliance under a 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance is included as a component of service charges and other income. The Company recorded income of approximately $22 million from the alliance during both the three months ended May 5, 2018 and April 29, 2017. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed at a future date.The Company accepts payments on the private label cards in its stores as a convenience to customers who prefer to pay in person rather than by mailing their payments to Wells Fargo.
Revenue from construction segment contracts is generally recognized by applying percentages of completion for each period to the total estimated profits for the respective contracts. The length of each contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded in the current period.

Note 4.  Business Segments

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 5, 2018	April 29, 2017
Retail operations segment
Cosmetics	14%	14%
Ladies’ apparel	24	25
Ladies’ accessories and lingerie	14	14
Juniors’ and children’s apparel	10	10
Men’s apparel and accessories	16	16
Shoes	16	16
Home and furniture	3	3
	97	98
Construction segment	3	2
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended May 5, 2018:
Net sales from external customers	$1,409,409	$46,918	$1,456,327
Gross profit	551,625	1,656	553,281
Depreciation and amortization	55,844	159	56,003
Interest and debt expense (income), net	14,030	(8)	14,022
Income (loss) before income taxes and income on and equity in earnings of joint ventures	103,404	(166)	103,238
Total assets	3,742,719	38,744	3,781,463

Three Months Ended April 29, 2017:
Net sales from external customers	$1,385,557	$32,591	$1,418,148
Gross profit	546,650	1,526	548,176
Depreciation and amortization	59,843	168	60,011
Interest and debt expense (income), net	15,703	(21)	15,682
Income before income taxes and income on and equity in earnings of joint ventures	102,361	100	102,461
Income on and equity in earnings of joint ventures	11	—	11
Total assets	4,073,502	53,032	4,126,534

Intersegment construction revenues of $5.4 million and $9.0 million for the three months ended May 5, 2018 and April 29, 2017, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 5, 2018	April 29, 2017
Net income	$80,548	$66,302

Weighted average shares of common stock outstanding	27,849	31,257

Basic and diluted earnings per share	$2.89	$2.12

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 5, 2018 and April 29, 2017.

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

At May 5, 2018, letters of credit totaling $24.8 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.3 million to the Pension Plan during the three months ended May 5, 2018 and expects to make additional contributions to the Pension Plan of approximately $3.8 million during the remainder of fiscal 2018.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Components of net periodic benefit costs:
Service cost	$922	$873
Interest cost	1,783	1,807
Net actuarial loss	132	—
Net periodic benefit costs	$2,837	$2,680
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 8.  Revolving Credit Agreement

At May 5, 2018, the Company maintained an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022 (“credit agreement”). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At May 5, 2018, no borrowings were outstanding, and letters of credit totaling $24.8 million were issued under the credit agreement leaving unutilized availability under the facility of $775.2 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At May 5, 2018, the Company was in compliance with all financial covenants related to the credit agreement.

Note 9.  Stock Repurchase Program

The Company's Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock pursuant to open-ended stock repurchase plans. These authorizations permit the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The authorizations have no expiration date.

The following is a summary of share repurchase activity for the periods indicated (in millions, except per share data):

	Three Months Ended
	May 5, 2018	April 29, 2017
Cost of shares repurchased	$34.8	$91.1
Number of shares repurchased	0.5	1.7
Average price per share	$72.77	$53.79

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. During the three months ended May 5, 2018, the Company completed the authorized purchases under the February 2016 $500 million stock repurchase plan. In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan (the "March 2018 Plan"). As of May 5, 2018, $500 million of authorization remained under the March 2018 Plan.

Note 10.  Income Taxes

The Tax Cuts and Jobs Act (the "Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During the three months ended May 5, 2018, no adjustments were made to the provisional amounts recorded. The Company continues to analyze additional information and guidance related to certain aspects of the Act, including, but not limited to, increased expensing of business assets, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released in the coming year, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

During the three months ended May 5, 2018 and April 29, 2017, income tax expense differed from what would be computed using the applicable statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

See Note 2, Accounting Standards, for the Company's adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, and the impact of the adoption on deferred taxes.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	May 5, 2018	April 29, 2017
Defined benefit pension plan items
Amortization of actuarial losses	$132	$—	Total before tax (1)
	32	—	Income tax expense
	$100	$—	Total net of tax

For fiscal year 2017, there was no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	May 5, 2018	April 29, 2017
Beginning balance	$15,444	$11,137

Amounts reclassified from AOCL	(100)	—
Reclassification due to the adoption of ASU No. 2018-02	2,542	—

Ending balance	$17,886	$11,137

Note 13.  Fair Value Disclosures

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

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices and are categorized as Level 1 in the fair value hierarchy.

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at May 5, 2018 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt (including current portion) at May 5, 2018 was approximately $563 million.  The carrying value of the Company’s long-term debt (including current portion) at May 5, 2018 was $526.4 million.  The fair value of the Company’s subordinated debentures at May 5, 2018 was approximately $205 million.  The carrying value of the Company’s subordinated debentures at May 5, 2018 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 3, 2018.

EXECUTIVE OVERVIEW

The Company's first quarter performance of fiscal 2018 continued to reflect our positive sales momentum. During the three months ended May 5, 2018, comparable store sales increased 2% over last year's first quarter. Gross margin from retail operations decreased 31 basis points of net sales. Selling, general and administrative expenses from retail operations increased 13 basis points of net sales. Consolidated net income increased $14.2 million to $80.5 million ($2.89 per share) from $66.3 million ($2.12 per share) for the prior year first quarter.

During the three months ended May 5, 2018, the Company purchased $34.8 million of Class A Common Stock, completing the authorized purchases under the February 2016 $500 million stock repurchase plan. In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan, of which all of the authorization remained as of May 5, 2018.

As of May 5, 2018, the Company had working capital of $767.1 million, cash and cash equivalents of $164.1 million and $726.4 million of total debt outstanding, excluding capital lease obligations.  Cash flows from operating activities were $55.4 million for the three months ended May 5, 2018.

The Company currently operates 267 Dillard's locations, 25 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales (in millions)	$1,456.3	$1,418.1
Retail stores sales trend	2%	(4)%
Comparable retail stores sales trend	2%	(4)%
Gross profit (in millions)	$553.3	$548.2
Gross profit as a percentage of net sales	38.0%	38.7%
Retail gross profit as a percentage of net sales	39.1%	39.5%
Selling, general and administrative expenses as a percentage of net sales	27.9%	28.0%
Cash flow from operations (in millions)	$55.4	$83.4
Total retail store count at end of period	292	293
Retail sales per square foot	$29	$29
Retail store inventory trend	4%	4%
Annualized retail merchandise inventory turnover	2.1	2.1

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

Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs related to the the Company's unfunded, nonqualified defined benefit plan and charges related to the write-off of deferred financing fees in connection with the amendment of the Company's senior unsecured revolving credit facility, if any.

Gain on disposal of assets.  Gain on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment, as well as gains from insurance proceeds in excess of the cost basis of insured assets, if any.

Income on and equity in earnings of joint ventures.  Income on and equity in earnings of joint ventures includes the Company's portion of the income or loss as well as any distributions of excess cash (excluding returns of investments) of the Company's unconsolidated joint ventures.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales	100.0%	100.0%
Service charges and other income	2.4	2.4

	102.4	102.4

Cost of sales	62.0	61.3
Selling, general and administrative expenses	27.9	28.0
Depreciation and amortization	3.8	4.2
Rentals	0.4	0.4
Interest and debt expense, net	1.0	1.1
Other expense	0.1	0.1
Loss (gain) on disposal of assets	—	—

Income before income taxes and income on and equity in earnings of joint ventures	7.1	7.2
Income taxes	1.6	2.6
Income on and equity in earnings of joint ventures	—	—

Net income	5.5%	4.7%

Critical Accounting Policies and Estimates Updates
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded a return asset of $11.7 million, $9.5 million and $11.6 million and an allowance for sales returns, of $20.0 million, $14.3 million and $20.0 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively. The return asset and the allowance for sales returns are recorded in the condensed consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the three months ended May 5, 2018 and April 29, 2017.
The Company's share of income earned under the Wells Fargo Alliance involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed at a future date. The Company accepts payments on the private label credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo.
Revenues from CDI construction contracts are generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts. Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on standalone selling prices. Construction contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods and services that are not distinct from the existing contracts; therefore, the modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation for which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. The length of each contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. Any anticipated losses on completed contracts are recognized as soon as they are determined.
Construction contracts give rise to accounts receivable, contract assets and contract liabilities. We record accounts receivable based on amounts billed to customers. We also record costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in other current assets and trade accounts payable and accrued expenses, respectively, on the condensed consolidated balance sheets.

Net Sales

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change
Net sales:
Retail operations segment	$1,409,409	$1,385,557	$23,852
Construction segment	46,918	32,591	14,327
Total net sales	$1,456,327	$1,418,148	$38,179

The percent change in the Company’s sales by segment and product category for the three months ended May 5, 2018 compared to the three months ended April 29, 2017 as well as the sales percentage by segment and product category to total net sales for the three months ended May 5, 2018 are as follows:

	% Change 2018 - 2017	% of Net Sales
Retail operations segment
Cosmetics	0.6%	14%
Ladies’ apparel	1.2	24
Ladies’ accessories and lingerie	5.5	14
Juniors’ and children’s apparel	5.3	10
Men’s apparel and accessories	2.7	16
Shoes	(2.8)	16
Home and furniture	6.1	3
		97
Construction segment	44.0	3
Total		100%

Net sales from the retail operations segment increased $23.9 million during the three months ended May 5, 2018 compared to the three months ended April 29, 2017, increasing 2% in both total and comparable stores. Sales of ladies' accessories and lingerie, juniors' and children's apparel and home and furniture increased significantly over the first quarter last year. Sales of men's apparel and accessories increased moderately. Sales of ladies' apparel and cosmetics increased slightly, while sales of shoes decreased moderately.

The number of sales transactions decreased 2% for the three months ended May 5, 2018 compared to the three months ended April 29, 2017 while the average dollars per sales transaction increased 3%. We recorded a return asset of $11.7 million and $11.6 million and an allowance for sales returns of $20.0 million as of May 5, 2018 and April 29, 2017, respectively.

During the three months ended May 5, 2018, net sales from the construction segment increased $14.3 million or 44% compared to the three months ended April 29, 2017 due to an increase in construction projects. The backlog of awarded construction contracts at May 5, 2018 totaled $306.9 million, decreasing approximately 4% from February 3, 2018 and increasing approximately 49% from April 29, 2017. We expect the backlog to be earned over the next nine to twenty-four months.

Service Charges and Other Income

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$21,844	$21,802	$42
Shipping and handling income	6,965	7,512	(547)
Leased department income	1,219	1,432	(213)
Other	4,113	3,776	337
	34,141	34,522	(381)
Construction segment	257	91	166
Total service charges and other income	$34,398	$34,613	$(215)

Gross Profit

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change	% Change
Gross profit:
Retail operations segment	$551,625	$546,650	$4,975	0.9%
Construction segment	1,656	1,526	130	8.5
Total gross profit	$553,281	$548,176	$5,105	0.9%

	Three Months Ended
	May 5, 2018	April 29, 2017
Gross profit as a percentage of segment net sales:
Retail operations segment	39.1%	39.5%
Construction segment	3.5	4.7
Total gross profit as a percentage of net sales	38.0	38.7

Gross profit increased by $5.1 million but decreased, on a percentage basis, by 66 basis points of net sales during the three months ended May 5, 2018 compared to the three months ended April 29, 2017.

Gross profit from retail operations decreased 31 basis points of net sales during the three months ended May 5, 2018 compared to the three months ended April 29, 2017 primarily due to increased markdowns. Gross margin decreased moderately in ladies' apparel, juniors' and children's apparel and home and furniture. Gross margin decreased slightly in cosmetics. Gross margin increased moderately in ladies' accessories and lingerie and men's apparel and accessories, while remaining essentially flat in shoes.

Gross profit from the construction segment decreased 115 basis points of construction sales for the three months ended May 5, 2018.

Inventory increased 4% in total as of May 5, 2018 compared to April 29, 2017.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended May 5, 2018.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change	% Change
SG&A:
Retail operations segment	$403,970	$395,292	$8,678	2.2%
Construction segment	1,900	1,353	547	40.4
Total SG&A	$405,870	$396,645	$9,225	2.3%

	Three Months Ended
	May 5, 2018	April 29, 2017
SG&A as a percentage of segment net sales:
Retail operations segment	28.7%	28.5%
Construction segment	4.0	4.2
Total SG&A as a percentage of net sales	27.9	28.0

SG&A decreased 10 basis points of net sales during the three months ended May 5, 2018 compared to the three months ended April 29, 2017.  SG&A from retail operations increased 13 basis points of net sales during the three months ended May 5, 2018 compared to the three months ended April 29, 2017 mainly due to increases in payroll ($5.1 million), primarily selling payroll, and services purchased ($1.3 million).

Depreciation and Amortization

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change	% Change
Depreciation and amortization:
Retail operations segment	$55,844	$59,843	$(3,999)	(6.7)%
Construction segment	159	168	(9)	(5.4)
Total depreciation and amortization	$56,003	$60,011	$(4,008)	(6.7)%

Depreciation and amortization expense decreased $4.0 million during the three months ended May 5, 2018 compared to the three months ended April 29, 2017, primarily due to the timing and composition of capital expenditures.

 Interest and Debt Expense, Net

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change	% Change
Interest and debt expense (income), net:
Retail operations segment	$14,030	$15,703	$(1,673)	(10.7)%
Construction segment	(8)	(21)	13	61.9
Total interest and debt expense, net	$14,022	$15,682	$(1,660)	(10.6)%

Net interest and debt expense decreased $1.7 million during the three months ended May 5, 2018 compared to the three months ended April 29, 2017, primarily due to lower average debt levels. Total weighted average debt decreased by $87.1 million during the three months ended May 5, 2018 compared to the three months ended April 29, 2017, primarily due to a note maturity in January 2018.

Other Expense

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change	% Change
Other expense:
Retail operations segment	$1,915	$1,807	$108	6.0%
Construction segment	—	—	—	—
Total other expense	$1,915	$1,807	$108	6.0%

During the three months ended May 5, 2018, the Company adopted ASU No. 2017-07 and applied the amendments retrospectively, as required (See Note 2, Recently Issued Accounting Standards). As a result of the adoption of ASU No. 2017-07, the interest cost and net actuarial loss components of net periodic benefit costs, $1.9 million and $1.8 million for the three months ended May 5, 2018 and April 29, 2017, respectively, were included in other expense rather than selling, general and administrative expenses in the condensed consolidated statements of income and retained earnings.

Income Taxes

The Tax Cuts and Jobs Act ( the “Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During the three months ended May 5, 2018, no adjustments were made to the provisional amounts recorded. The Company continues to analyze additional information and guidance related to certain aspects of the Act, including, but not limited to, increased expensing of business assets, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released in the coming year, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 22.0% and 35.3% for the three months ended May 5, 2018 and April 29, 2017, respectively.  The decline in the effective income tax rate primarily reflects the impact of the reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Act. During the three months ended May 5, 2018 and April 29, 2017, income tax expense differed from what would be computed using the applicable statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2018 federal and state effective income tax rate to approximate 22% to 23%.  This rate may change if results of operations for fiscal 2018 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 5, 2018 and April 29, 2017 follows:

	Three Months Ended
(in thousands of dollars)	May 5, 2018	April 29, 2017	$ Change
Operating Activities	$55,391	$83,443	$(28,052)
Investing Activities	(36,508)	(32,254)	(4,254)
Financing Activities	(39,920)	(96,693)	56,773
Total Cash Used	$(21,037)	$(45,504)	$24,467

Net cash flows from operations decreased $28.1 million during the three months ended May 5, 2018 compared to the three months ended April 29, 2017.  This decrease was primarily attributable to a decrease of $38.3 million related to changes in working capital items, primarily due to increases in accounts receivable and inventory and decreases in income taxes, which were partially offset by increases in accounts payable and accrued expenses.

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

The Company recorded income of approximately $22 million from the Wells Fargo Alliance during both the three months ended May 5, 2018 and April 29, 2017.

Capital expenditures were $39.2 million and $34.5 million for the three months ended May 5, 2018 and April 29, 2017, respectively.  The increase in capital expenditures was primarily related to the remodeling of existing stores during the current year. Capital expenditures for fiscal 2018 are expected to be approximately $140 million compared to actual expenditures of $130 million during fiscal 2017.

During the three months ended May 5, 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. These proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash is restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of May 5, 2018, the acquisition of replacement property had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheet.

We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $164.1 million as of May 5, 2018.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At May 5, 2018, the Company was in compliance with all financial covenants related to the credit agreement.

At May 5, 2018, no borrowings were outstanding, and letters of credit totaling $24.8 million were issued under the credit agreement leaving unutilized availability under the facility of $775.2 million.

During the three months ended May 5, 2018, the Company repurchased 0.5 million shares of Class A Common Stock at an average price of $72.77 per share for $34.8 million, completing the authorization under the February 2016 stock repurchase plan. Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. During the three months ended April 29, 2017 the Company repurchased 1.7 million shares of its Class A Common Stock at an average price of $53.79 for $91.1 million. Additionally, the Company paid $6.0 million for share repurchases that had not yet settled but were accrued at January 28, 2017. In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan (the "March 2018 Plan"). At May 5, 2018, $500 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2018, the Company expects to finance its capital expenditures, working capital requirements and stock repurchases from cash on hand, cash flows generated from operations and utilization of the credit facility.  Depending on conditions in the capital markets and other factors, the Company may from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, Accounting Standards, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2018 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 3, 2018, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 8, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2018 through March 3, 2018	186,780	$65.91	186,780	$522,505,719
March 4, 2018 through April 7, 2018	136,585	79.13	136,585	511,697,189
April 8, 2018 through May 5, 2018	155,038	75.45	155,038	500,000,000
Total	478,403	$72.77	478,403	$500,000,000

In February 2016, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan ("February 2016 Plan"). In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan ("March 2018 Plan"). These repurchase plans permit the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The repurchase plans have no expiration date.
During the three months ended May 5, 2018, the Company repurchased 0.5 million shares totaling $34.8 million, completing the authorized purchases under the February 2016 Plan. As of May 5, 2018, $500.0 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 9, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	June 8, 2018	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer