Form 10-Q
period 2018-08-04
DILLARD'S, INC.
filed 2018-09-07
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of September 1, 2018     23,460,949
CLASS B COMMON STOCK as of September 1, 2018       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 4, 2018	February 3, 2018	July 29, 2017
		As Adjusted(1)	As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$116,547	$187,028	$135,089
Accounts receivable	53,146	38,437	38,339
Merchandise inventories	1,603,283	1,463,561	1,527,385
Federal and state income taxes	17,199	—	20,302
Other current assets	64,007	50,359	52,140

Total current assets	1,854,182	1,739,385	1,773,255

Property and equipment (net of accumulated depreciation and amortization of $2,638,661, $2,531,435 and $2,580,082, respectively)	1,651,147	1,696,276	1,733,559
Other assets	77,301	247,042	255,903

Total assets	$3,582,630	$3,682,703	$3,762,717

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$849,223	$845,281	$886,935
Current portion of long-term debt	—	160,927	248,071
Current portion of capital lease obligations	1,160	1,107	1,058
Other short-term borrowings	233,800	—	—
Federal and state income taxes	—	41,920	—

Total current liabilities	1,084,183	1,049,235	1,136,064

Long-term debt	365,498	365,429	365,359
Capital lease obligations	2,287	2,880	3,447
Other liabilities	241,037	240,173	238,907
Deferred income taxes	15,151	116,831	216,219
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,238
Additional paid-in capital	947,125	946,147	944,401
Accumulated other comprehensive loss	(17,785)	(15,444)	(11,137)
Retained earnings	4,370,780	4,365,219	4,198,855
Less treasury stock, at cost	(3,626,885)	(3,589,006)	(3,530,636)

Total stockholders’ equity	1,674,474	1,708,155	1,602,721

Total liabilities and stockholders’ equity	$3,582,630	$3,682,703	$3,762,717
(1) See Note 1, Basis of Presentation, and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
		As Adjusted(1)		As Adjusted(1)
Net sales	$1,468,023	$1,427,280	$2,926,285	$2,845,740
Service charges and other income	32,684	36,530	65,842	70,944

	1,500,707	1,463,810	2,992,127	2,916,684

Cost of sales	1,017,177	1,007,054	1,920,918	1,877,139
Selling, general and administrative expenses	408,362	399,890	814,232	796,535
Depreciation and amortization	56,221	59,868	112,224	119,879
Rentals	6,556	6,456	13,105	12,658
Interest and debt expense, net	14,321	15,798	28,343	31,480
Other expense	1,915	1,808	3,830	3,615
(Gain) loss on disposal of assets	(17)	(23)	65	(42)

(Loss) income before income taxes and income on and equity in earnings of joint ventures	(3,828)	(27,041)	99,410	75,420
Income taxes (benefit)	(960)	(9,950)	21,730	26,220
Income on and equity in earnings of joint ventures	—	11	—	22

Net (loss) income	(2,868)	(17,080)	77,680	49,222

Retained earnings at beginning of period	4,376,408	4,217,972	4,365,219	4,153,844
Cumulative effect adjustment due to adoption of ASU No. 2016-16 and ASU No. 2018-02	—	—	(66,574)	—
Cash dividends declared	(2,760)	(2,037)	(5,545)	(4,211)

Retained earnings at end of period	$4,370,780	$4,198,855	$4,370,780	$4,198,855

(Loss) earnings per share:
Basic and diluted	$(0.10)	$(0.58)	$2.80	$1.62

Cash dividends declared per common share	$0.10	$0.07	$0.20	$0.14

(1) See Note 1, Basis of Presentation, and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net (loss) income	$(2,868)	$(17,080)	$77,680	$49,222
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $31, $0, $63, and $0, respectively)	101	—	201	—

Comprehensive (loss) income	$(2,767)	$(17,080)	$77,881	$49,222

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 4, 2018	July 29, 2017
		As Adjusted(1)
Operating activities:
Net income	$77,680	$49,222
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and other deferred cost	113,174	121,033
Loss (gain) on disposal of assets	65	(42)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,709)	8,969
Increase in merchandise inventories	(139,722)	(120,982)
Increase in other current assets	(12,670)	(3,667)
(Increase) decrease in other assets	(5,382)	2,366
Increase in trade accounts payable and accrued expenses and other liabilities	19,471	38,909
Decrease in income taxes	(53,337)	(73,652)

Net cash (used in) provided by operating activities	(15,430)	22,156

Investing activities:
Purchases of property and equipment	(85,952)	(65,979)
Proceeds from disposal of assets	1,956	3,090
Proceeds from insurance	—	1,875
Distribution from joint venture	2,145	855

Net cash used in investing activities	(81,851)	(60,159)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(161,499)	(2,764)
Increase in short-term borrowings	233,800	—
Cash dividends paid	(5,622)	(4,486)
Purchase of treasury stock	(39,879)	(166,643)

Net cash provided by (used in) financing activities	26,800	(173,893)

Decrease in cash and cash equivalents	(70,481)	(211,896)
Cash and cash equivalents, beginning of period	187,028	346,985

Cash and cash equivalents, end of period	$116,547	$135,089

Non-cash transactions:
Accrued capital expenditures	$7,746	$3,900
Stock awards	978	934

(1) See Note 1, Basis of Presentation, and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 4, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on March 30, 2018.

Effective February 4, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments using the full retrospective method and adopted the requirements of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost retrospectively as discussed in Note 2, Accounting Standards. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
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

We adopted the requirements of the new standard as of February 4, 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as further described in Note 3, Significant Accounting Policies Updates. We applied the new standard using the following practical expedients: (1) for a completed contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that is in effect before the date of initial application, an entity need not restate contracts that begin and end within the same annual reporting period; (2) for completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed, rather than estimating variable consideration amounts in the comparative reporting periods; (3) for all reporting periods presented before the date of initial application, February 4, 2018, an entity is not required to disclose the amount of the transaction price allocated to the remaining performance obligations or when the entity expects to recognize that amount as revenue; and (4) for contracts modified prior to the beginning of fiscal year 2016, an entity can reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The application of these practical expedients primarily impacted our evaluation of the revenue recognition of our construction segment.

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

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of the new standard. The Company's net sales are recorded net of anticipated returns of merchandise. Under the new standard, both a return asset and an allowance for sales returns are recorded, which differs from the historical presentation of a net allowance for sales returns. The return asset and the allowance for sales returns are recorded in the condensed consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Additionally, we reclassified contract assets related to our construction segment from accounts receivable to other current assets in our condensed consolidated balance sheets.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	July 29, 2017
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$39,191	$(852)	$38,339
Other current assets	37,906	14,234	52,140
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	873,553	13,382	886,935

	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$39,650	$(1,213)	$38,437
Other current assets	39,612	10,747	50,359
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	835,747	9,534	845,281

Select condensed consolidated statement of income line items, including net sales and service charges and other income, reflect the adoption of the new standard. The impact of the adoption on the condensed consolidated statements of income and retained earnings for the three and six months ended July 29, 2017 was not material.

Select condensed consolidated statement of cash flow line items within operating activities reflect the adoption of the new standard. The impact on the condensed consolidated statements of cash flows for the six months ended July 29, 2017 was not material.

The Company operates in two reportable segments:  the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”). The Company determined that the presentation of the percentage of net sales by segment and major product line was consistent with the disaggregation of revenue required by the new standard. See Note 4, Business Segments. For the retail operations segment, total assets increased by $13.4 million as of July 29, 2017.
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

	Construction
(in thousands of dollars)	February 3, 2018	August 4, 2018	January 28, 2017	July 29, 2017
Accounts receivable	$20,136	$38,200	$30,190	$27,377
Costs and estimated earnings in excess of billings on uncompleted contracts	1,213	951	922	852
Billings in excess of costs and estimated earnings on uncompleted contracts	5,503	6,437	8,826	7,592
During the six months ended August 4, 2018 and July 29, 2017, the Company recorded $4.6 million and $8.2 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.5 million and $8.8 million at February 3, 2018 and January 28, 2017, respectively.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,to improve the presentation of net periodic pension cost in the income statement. We adopted the requirements of ASU No. 2017-07 as of February 4, 2018 and applied the amendments retrospectively, as required. As a result of the adoption of ASU No. 2017-07, the service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the condensed consolidated statements of operations and retained earnings. For the three and six months ended July 29, 2017, $1.8 million and $3.6 million has been reclassified from selling, general and administrative expenses to other expense. See Note 7, Benefit Plans.
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

Recently Issued Accounting Pronouncements

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. Subsequent to the issuance of ASC No. 2016-02, the FASB issued additional amendments related to ASU No. 2016-02: (1) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; (2) ASU No. 2018-10: Codification Improvements to Topic 842, Leases; and (3) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2016-02 and related amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company's operating leases include building and equipment leases. The Company is evaluating our current operating leases and expects that the majority of these current operating leases will be impacted by this ASU and related amendments resulting in increases in assets and liabilities in the Company's consolidated financial statements. The Company intends to adopt these amendments during the first quarter of fiscal 2019.
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
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label credit cards under a long-term marketing and servicing alliance pursuant to a 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance is included as a component of service charges and other income. The Company recorded income of approximately $22 million and $24 million from the alliance during the three months ended August 4, 2018 and July 29, 2017, respectively, and approximately $43 million and $45 million from the alliance during the six months ended August 4, 2018 and July 29, 2017, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.The Company accepts payments on the private label cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or by mailing their payments to Wells Fargo.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Retail operations segment
Cosmetics	13%	13%	13%	13%
Ladies’ apparel	24	25	24	25
Ladies’ accessories and lingerie	16	16	15	15
Juniors’ and children’s apparel	8	8	9	9
Men’s apparel and accessories	18	17	17	16
Shoes	14	15	15	16
Home and furniture	3	3	3	3
	96	97	96	97
Construction segment	4	3	4	3
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended August 4, 2018:
Net sales from external customers	$1,408,803	$59,220	$1,468,023
Gross profit	448,910	1,936	450,846
Depreciation and amortization	56,064	157	56,221
Interest and debt expense (income), net	14,333	(12)	14,321
(Loss) income before income taxes and income on and equity in earnings of joint ventures	(4,482)	654	(3,828)
Total assets	3,531,148	51,482	3,582,630

Three Months Ended July 29, 2017:
Net sales from external customers	$1,384,623	$42,657	$1,427,280
Gross profit	418,561	1,665	420,226
Depreciation and amortization	59,701	167	59,868
Interest and debt expense (income), net	15,817	(19)	15,798
(Loss) income before income taxes and income on and equity in earnings of joint ventures	(27,683)	642	(27,041)
Income on and equity in earnings of joint ventures	11	—	11
Total assets	3,721,281	41,436	3,762,717

Six Months Ended August 4, 2018:
Net sales from external customers	$2,820,147	$106,138	$2,926,285
Gross profit	1,001,775	3,592	1,005,367
Depreciation and amortization	111,908	316	112,224
Interest and debt expense (income), net	28,363	(20)	28,343
Income before income taxes and income on and equity in earnings of joint ventures	98,922	488	99,410
Total assets	3,531,148	51,482	3,582,630

Six Months Ended July 29, 2017:
Net sales from external customers	$2,770,492	$75,248	$2,845,740
Gross profit	965,410	3,191	968,601
Depreciation and amortization	119,544	335	119,879
Interest and debt expense (income), net	31,520	(40)	31,480
Income before income taxes and income on and equity in earnings of joint ventures	74,677	743	75,420
Income on and equity in earnings of joint ventures	22	—	22
Total assets	3,721,281	41,436	3,762,717

Intersegment construction revenues of $6.7 million and $12.6 million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $12.1 million and $21.6 million for the six months ended August 4, 2018 and July 29, 2017, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net (loss) income	$(2,868)	$(17,080)	$77,680	$49,222

Weighted average shares of common stock outstanding	27,607	29,363	27,728	30,310

Basic and diluted (loss) earnings per share	$(0.10)	$(0.58)	$2.80	$1.62

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three or six months ended August 4, 2018 and July 29, 2017.

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

At August 4, 2018, letters of credit totaling $24.8 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.3 million and $2.6 million to the Pension Plan during the three and six months ended August 4, 2018, respectively, and expects to make additional contributions to the Pension Plan of approximately $2.5 million during the remainder of fiscal 2018.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Components of net periodic benefit costs:
Service cost	$922	$873	$1,844	$1,746
Interest cost	1,783	1,808	3,566	3,615
Net actuarial loss	132	—	264	—
Net periodic benefit costs	$2,837	$2,681	$5,674	$5,361
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 8.  Revolving Credit Agreement

At August 4, 2018, the Company maintained an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022 (“credit agreement”). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At August 4, 2018, $233.8 million in borrowings were outstanding, and letters of credit totaling $24.8 million were issued under the credit agreement leaving unutilized availability under the facility of $541.4 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At August 4, 2018, the Company was in compliance with all financial covenants related to the credit agreement.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Cost of shares repurchased	$3,063	$69,508	$37,879	$160,642
Number of shares repurchased	39	1,390	518	3,084
Average price per share	$77.75	$50.00	$73.15	$52.08

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. During the six months ended August 4, 2018, the Company completed the authorized purchases under the February 2016 $500 million stock repurchase plan. In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan (the "March 2018 Plan"). As of August 4, 2018, $496.9 million of authorization remained under the March 2018 Plan.

Note 10.  Income Taxes

The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During the six months ended August 4, 2018, no adjustments were made to the provisional amounts recorded. The Company continues to analyze additional information and guidance related to certain aspects of the Act, including, but not limited to, increased expensing of business assets, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released in the coming year, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

During the three months ended August 4, 2018 and July 29, 2017, income tax benefit differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes and tax benefits recognized for federal tax credits.

During the six months ended August 4, 2018 and July 29, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

See Note 2, Accounting Standards, for the Company's adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, and the impact of the adoption on deferred taxes.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Defined benefit pension plan items
Amortization of actuarial losses	$132	$—	$264	$—	Total before tax (1)
	31	—	63	—	Income tax expense
	$101	$—	$201	$—	Total net of tax

For fiscal year 2017, there was no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Beginning balance	$17,886	$11,137	$15,444	$11,137

Amounts reclassified from AOCL	(101)	—	(201)	—
Reclassification due to the adoption of ASU No. 2018-02	—	—	2,542	—

Ending balance	$17,785	$11,137	$17,785	$11,137

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, and other short term borrowings approximates their carrying values at August 4, 2018 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at August 4, 2018 was approximately $396 million.  The carrying value of the Company’s long-term debt at August 4, 2018 was $365.5 million.  The fair value of the Company’s subordinated debentures at August 4, 2018 was approximately $221 million.  The carrying value of the Company’s subordinated debentures at August 4, 2018 was $200 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 3, 2018.

EXECUTIVE OVERVIEW

The Company's second quarter performance of fiscal 2018 continued to reflect our positive sales momentum. During the three months ended August 4, 2018, comparable store sales increased 1% over last year's second quarter. Gross margin from retail operations increased 163 basis points of net sales. Selling, general and administrative expenses from retail operations increased 9 basis points of net sales. The Company reported a consolidated net loss of $2.9 million ($0.10 per share) for the current year second quarter compared to a consolidated net loss of $17.1 million ($0.58 per share) for the prior year second quarter.

During the three months ended August 4, 2018, the Company purchased $3.1 million of Class A Common Stock under its March 2018 $500 million repurchase plan. As of August 4, 2018, authorization of $496.9 million remained under the plan.

As of August 4, 2018, the Company had working capital of $770.0 million, cash and cash equivalents of $116.5 million and $799.3 million of total debt outstanding, excluding capital lease obligations.  Cash flows used in operating activities were $15.4 million for the six months ended August 4, 2018.

The Company currently operates 267 Dillard's locations, 25 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 4, 2018	July 29, 2017
Net sales (in millions)	$1,468.0	$1,427.3
Retail stores sales trend	2%	(1)%
Comparable retail stores sales trend	1%	(1)%
Gross profit (in millions)	$450.8	$420.2
Gross profit as a percentage of net sales	30.7%	29.4%
Retail gross profit as a percentage of net sales	31.9%	30.2%
Selling, general and administrative expenses as a percentage of net sales	27.8%	28.0%
Cash flow (used in) provided by operations (in millions)	$(15.4)	$22.2
Total retail store count at end of period	292	293
Retail sales per square foot	$29	$29
Retail store inventory trend	5%	2%
Annualized retail merchandise inventory turnover	2.3	2.4

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.2	2.6	2.3	2.5

	102.2	102.6	102.3	102.5

Cost of sales	69.3	70.6	65.6	66.0
Selling, general and administrative expenses	27.8	28.0	27.8	28.0
Depreciation and amortization	3.8	4.2	3.8	4.2
Rentals	0.4	0.5	0.4	0.4
Interest and debt expense, net	1.0	1.1	1.0	1.1
Other expense	0.1	0.1	0.1	0.1
(Gain) loss on disposal of assets	—	—	—	—

(Loss) income before income taxes and income on and equity in earnings of joint ventures	(0.3)	(1.9)	3.4	2.7
Income taxes	(0.1)	(0.7)	0.7	0.9
Income on and equity in earnings of joint ventures	—	—	—	—

Net (loss) income	(0.2)%	(1.2)%	2.7%	1.7%

Critical Accounting Policies and Estimates Updates
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded a return asset of $12.4 million, $9.5 million and $13.4 million and an allowance for sales returns, of $18.8 million, $14.3 million and $19.6 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively. The return asset and the allowance for sales returns are recorded in the condensed consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the three and six months ended August 4, 2018 and July 29, 2017.

The Company's share of income earned under the Wells Fargo Alliance involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date. The Company accepts payments on the private label credit cards in its stores as a convenience to customers who prefer to pay in person rather than by paying online or mailing their payments to Wells Fargo.
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

Net Sales

	Three Months Ended
(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change
Net sales:
Retail operations segment	$1,408,803	$1,384,623	$24,180
Construction segment	59,220	42,657	16,563
Total net sales	$1,468,023	$1,427,280	$40,743

The percent change in the Company’s sales by segment and product category for the three months ended August 4, 2018 compared to the three months ended July 29, 2017 as well as the sales percentage by segment and product category to total net sales for the three months ended August 4, 2018 are as follows:

	% Change 2018 - 2017	% of Net Sales
Retail operations segment
Cosmetics	1.6%	13%
Ladies’ apparel	(0.7)	24
Ladies’ accessories and lingerie	1.4	16
Juniors’ and children’s apparel	4.1	8
Men’s apparel and accessories	6.2	18
Shoes	(0.3)	14
Home and furniture	2.4	3
		96
Construction segment	38.8	4
Total		100%

Net sales from the retail operations segment increased $24.2 million during the three months ended August 4, 2018 compared to the three months ended July 29, 2017, increasing 2% in total and 1% in comparable stores. Sales of men's apparel and accessories increased significantly over the second quarter last year. Sales of cosmetics, juniors' and children's apparel and home and furniture increased moderately, while sales of ladies' accessories and lingerie increased slightly. Sales of ladies' apparel decreased slightly, while sales of shoes remained essentially flat.

The number of sales transactions decreased 1% for the three months ended August 4, 2018 compared to the three months ended July 29, 2017 while the average dollars per sales transaction increased 3%. We recorded a return asset of $12.4 million and $13.4 million and an allowance for sales returns of $18.8 million and $19.6 million as of August 4, 2018 and July 29, 2017, respectively.

During the three months ended August 4, 2018, net sales from the construction segment increased $16.6 million or 38.8% compared to the three months ended July 29, 2017 due to an increase in construction projects. The backlog of awarded construction contracts at August 4, 2018 totaled $244.3 million, decreasing approximately 24% from February 3, 2018 and increasing approximately 34% from July 29, 2017. We expect the backlog to be earned over the next nine to twenty-four months.

	Six Months Ended
(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change
Net sales:
Retail operations segment	$2,820,147	$2,770,492	$49,655
Construction segment	106,138	75,248	30,890
Total net sales	$2,926,285	$2,845,740	$80,545

The percent change in the Company’s sales by segment and product category for the six months ended August 4, 2018 compared to the six months ended July 29, 2017 as well as the sales percentage by segment and product category to total net sales for the six months ended August 4, 2018 are as follows:

	% Change 2018-2017	% of Net Sales
Retail operations segment
Cosmetics	1.1%	13%
Ladies’ apparel	0.3	24
Ladies’ accessories and lingerie	3.3	15
Juniors’ and children’s apparel	4.8	9
Men’s apparel and accessories	4.5	17
Shoes	(1.6)	15
Home and furniture	4.1	3
		96
Construction segment	41.1	4
Total		100%

Net sales from the retail operations segment increased $49.7 million during the six months ended August 4, 2018 compared to the six months ended July 29, 2017, increasing 2% in both total and comparable stores. Sales of men's apparel and accessories and juniors' and children's apparel increased significantly over the prior year period. Sales of ladies' accessories and lingerie and home and furniture increased moderately, while sales of cosmetics increased slightly. Sales of shoes decreased moderately, while sales of ladies' apparel remained relatively flat.

The number of sales transactions decreased 1% for the six months ended August 4, 2018 compared to the six months ended July 29, 2017 while the average dollars per sales transaction increased 3%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 4, 2018 and July 29, 2017 was 20.8% and 21.5%, respectively.

During the six months ended August 4, 2018, net sales from the construction segment increased $30.9 million or 41.1% compared to the six months ended July 29, 2017 due to a an increase in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017	$ Change 2018-2017	$ Change 2018-2017
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$21,600	$23,499	$43,444	$45,301	$(1,899)	$(1,857)
Shipping and handling income	5,803	7,139	12,768	14,651	(1,336)	(1,883)
Leased department income	1,290	1,542	2,508	2,974	(252)	(466)
Other	3,248	3,559	6,121	7,136	(311)	(1,015)
	31,941	35,739	64,841	70,062	(3,798)	(5,221)
Construction segment	743	791	1,001	882	(48)	119
Total service charges and other income	$32,684	$36,530	$65,842	$70,944	$(3,846)	$(5,102)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three and six months ended August 4, 2018 compared to the three and six months ended July 29, 2017 primarily due to a decrease in the level of balances carried on Wells Fargo accounts by Wells Fargo customers. Shipping and handling income decreased during the three and six months ended August 4, 2018, compared to the three and six months ended July 29, 2017 primarily due to an increase in online orders qualifying for free shipping.

Gross Profit

(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$448,910	$418,561	$30,349	7.3%
Construction segment	1,936	1,665	271	16.3
Total gross profit	$450,846	$420,226	$30,620	7.3%

Six months ended
Retail operations segment	$1,001,775	$965,410	$36,365	3.8%
Construction segment	3,592	3,191	401	12.6
Total gross profit	$1,005,367	$968,601	$36,766	3.8%

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gross profit as a percentage of segment net sales:
Retail operations segment	31.9%	30.2%	35.5%	34.8%
Construction segment	3.3	3.9	3.4	4.2
Total gross profit as a percentage of net sales	30.7	29.4	34.4	34.0

Gross profit increased by $30.6 million and 127 basis points of net sales during the three months ended August 4, 2018 compared to the three months ended July 29, 2017.

Gross profit from retail operations increased 163 basis points of net sales during the three months ended August 4, 2018 compared to the three months ended July 29, 2017 primarily due to decreased markdowns partially offset by decreased markups. Gross margin increased significantly in juniors' and children's apparel. Gross margin increased moderately in ladies' accessories and lingerie, shoes, men's apparel and accessories and home and furniture. Gross margin increased slightly in ladies' apparel, while decreasing slightly in cosmetics.

Gross profit from retail operations increased 67 basis points of net sales during the six months ended August 4, 2018 compared to the six months ended July 29, 2017 primarily due to decreased markdowns partially offset by decreased markups. Gross margin increased moderately in ladies' accessories and lingerie and men's apparel and accessories. Gross margin increased slightly in shoes, juniors' and children's apparel and home and furniture. Gross margin was down slightly in cosmetics, while remaining relatively flat in ladies' apparel.

Gross profit from the construction segment decreased 63 basis points and 86 basis points of construction sales for the three and six months ended August 4, 2018, respectively.

Inventory increased 5% in total as of August 4, 2018 compared to July 29, 2017.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $6 million for the three and six months ended August 4, 2018.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$406,509	$398,235	$8,274	2.1%
Construction segment	1,853	1,655	198	12.0
Total SG&A	$408,362	$399,890	$8,472	2.1%

Six months ended
Retail operations segment	$810,479	$793,528	$16,951	2.1%
Construction segment	3,753	3,007	746	24.8
Total SG&A	$814,232	$796,535	$17,697	2.2%

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
SG&A as a percentage of segment net sales:
Retail operations segment	28.9%	28.8%	28.7%	28.6%
Construction segment	3.1	3.9	3.5	4.0
Total SG&A as a percentage of net sales	27.8	28.0	27.8	28.0

SG&A decreased 20 basis points of net sales during the three months ended August 4, 2018 compared to the three months ended July 29, 2017.  SG&A from retail operations increased 9 basis points of net sales during the three months ended August 4, 2018 compared to the three months ended July 29, 2017 mainly due to increases in payroll ($6.9 million), primarily selling payroll.

SG&A decreased 17 basis points of net sales during the six months ended August 4, 2018 compared to the six months ended July 29, 2017.  SG&A from retail operations increased 10 basis points of net sales during the six months ended August 4, 2018 compared to the six months ended July 29, 2017 mainly due to increases in payroll ($12 million), primarily selling payroll, services purchased ($2.4 million), and supplies ($1.8 million).

Depreciation and Amortization

(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$56,064	$59,701	$(3,637)	(6.1)%
Construction segment	157	167	(10)	(6.0)
Total depreciation and amortization	$56,221	$59,868	$(3,647)	(6.1)%

Six months ended
Retail operations segment	$111,908	$119,544	$(7,636)	(6.4)%
Construction segment	316	335	(19)	(5.7)
Total depreciation and amortization	$112,224	$119,879	$(7,655)	(6.4)%

Depreciation and amortization expense decreased $3.6 million and $7.7 million during the three and six months ended August 4, 2018, respectively, compared to the three and six months ended July 29, 2017, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$14,333	$15,817	$(1,484)	(9.4)%
Construction segment	(12)	(19)	7	36.8
Total interest and debt expense, net	$14,321	$15,798	$(1,477)	(9.3)%

Six months ended
Retail operations segment	$28,363	$31,520	$(3,157)	(10.0)%
Construction segment	(20)	(40)	20	50.0
Total interest and debt expense, net	$28,343	$31,480	$(3,137)	(10.0)%

Net interest and debt expense decreased $1.5 million and $3.1 million during the three and six months ended August 4, 2018, respectively, compared to the three and six months ended July 29, 2017, primarily due to lower average debt levels. Total weighted average debt decreased by $49.1 million and $68.1 million during the three and six months ended August 4, 2018, respectively, compared to the three and six months ended July 29, 2017, primarily due to a note maturity in January 2018.

Other Expense

(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$1,915	$1,808	$107	5.9%
Construction segment	—	—	—	—
Total other expense	$1,915	$1,808	$107	5.9%

Six months ended
Retail operations segment	$3,830	$3,615	$215	5.9%
Construction segment	—	—	—	—
Total other expense	$3,830	$3,615	$215	5.9%

During the first quarter of 2018, the Company adopted ASU No. 2017-07 and applied the amendments retrospectively, as required (See Note 2, Accounting Standards). As a result of the adoption of ASU No. 2017-07, the interest cost and net actuarial loss components of net periodic benefit costs, $1.9 million and $1.8 million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $3.8 million and $3.6 million for the six months ended August 4, 2018 and July 29, 2017, respectively, were included in other expense rather than selling, general and administrative expenses in the condensed consolidated statements of operations and retained earnings.

Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During the six months ended August 4, 2018, no adjustments were made to the provisional amounts recorded. The Company continues to analyze additional information and guidance related to certain aspects of the Act, including, but not limited to, increased expensing of business assets, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released in the coming year, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 25.1% and 36.8% for the three months ended August 4, 2018 and July 29, 2017, respectively.  The decline in the effective income tax rate primarily reflects the impact of the reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Act. During the three months ended August 4, 2018 and July 29, 2017, income tax benefit differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes and tax benefits recognized for federal tax credits.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 21.9% and 34.8% for the six months ended August 4, 2018 and July 29, 2017, respectively. The decline in the effective income tax rate primarily reflects the impact of the reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Act. During the six months ended August 4, 2018 and July 29, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2018 federal and state effective income tax rate to approximate 21% to 22%.  This rate may change if results of operations for fiscal 2018 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of operations and retained earnings.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 4, 2018 and July 29, 2017 follows:

	Six Months Ended
(in thousands of dollars)	August 4, 2018	July 29, 2017	$ Change
Operating Activities	$(15,430)	$22,156	$(37,586)
Investing Activities	(81,851)	(60,159)	(21,692)
Financing Activities	26,800	(173,893)	200,693
Total Cash Used	$(70,481)	$(211,896)	$141,415

Net cash flows from operations decreased $37.6 million during the six months ended August 4, 2018 compared to the six months ended July 29, 2017.  This decrease was primarily attributable to a decrease of $58.3 million related to changes in working capital items.

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

The Company recorded income of approximately $43 million and $45 million from the Wells Fargo Alliance during the six months ended August 4, 2018 and July 29, 2017, respectively.

Capital expenditures were $86.0 million and $66.0 million for the six months ended August 4, 2018 and July 29, 2017, respectively. The increase in capital expenditures was primarily related to equipment purchases and the remodeling of existing stores during the current year. Additionally, the Company purchased a store at Richland Fashion Square in Waco, Texas (150,000 square feet) and a store at Westgate Mall in Amarillo, Texas (156,000 square feet). The Company plans to operate these stores in 2021. During the six months ended August 4, 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. These proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The Company used the proceeds for the acquisition of a replacement property at the Oaks Mall in Gainesville, Florida (104,000 square feet) and plans to open the new store during the fourth quarter of 2018. Capital expenditures for fiscal 2018 are expected to be approximately $140 million compared to actual expenditures of $130 million during fiscal 2017.

We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $116.5 million as of August 4, 2018.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At August 4, 2018, the Company was in compliance with all financial covenants related to the credit agreement.

At August 4, 2018, the Company had $233.8 million in outstanding short-term borrowings, and letters of credit totaling $24.8 million were issued under the credit agreement leaving unutilized availability under the facility of $541.4 million.

During the six months ended August 4, 2018, the Company paid the remaining $161.0 million principal on the 7.13% unsecured notes that matured on August 1, 2018.

During the six months ended August 4, 2018, the Company repurchased 0.5 million shares of Class A Common Stock at an average price of $73.15 per share for $37.9 million, completing the authorization under the February 2016 stock repurchase plan and beginning share repurchases under the Company's new $500 million stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. During the six months ended July 29, 2017, the Company repurchased 3.1 million shares of Class A Common Stock at an average price of $52.08 per share for $160.6 million. Additionally, the Company paid $6.0 million for share repurchases that had not yet settled but were accrued at January 28, 2017. At August 4, 2018, $496.9 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 7, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2018 through June 2, 2018	39,400	$77.75	39,400	$496,936,705
June 3, 2018 through July 7, 2018	—	—	—	496,936,705
July 8, 2018 through August 4, 2018	—	—	—	496,963,705
Total	39,400	$77.75	39,400	$496,936,705

In February 2016, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan, which was completed during the the first quarter of fiscal 2018. In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan ("March 2018 Plan"). These repurchase plans permit the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The repurchase plans have no expiration date.
During the three months ended August 4, 2018, the Company repurchased 39 thousand shares totaling $3.1 million. As of August 4, 2018, $496.9 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 9, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	September 7, 2018	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer