Form 10-Q
period 2018-11-03
DILLARD'S, INC.
filed 2018-12-06
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

or

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of December 1, 2018     22,533,699
CLASS B COMMON STOCK as of December 1, 2018       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	November 3, 2018	February 3, 2018	October 28, 2017
		As Adjusted(1)	As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$78,156	$187,028	$114,858
Accounts receivable	66,532	38,437	33,939
Merchandise inventories	2,043,669	1,463,561	1,957,258
Federal and state income taxes	23,757	—	10,777
Other current assets	75,870	50,359	64,030

Total current assets	2,287,984	1,739,385	2,180,862

Property and equipment (net of accumulated depreciation and amortization of $2,693,924, $2,531,435 and $2,624,883, respectively)	1,621,332	1,696,276	1,711,863
Other assets	77,285	247,042	252,701

Total assets	$3,986,601	$3,682,703	$4,145,426

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,340,767	$845,281	$1,287,750
Current portion of long-term debt	—	160,927	248,097
Current portion of capital lease obligations	1,187	1,107	1,082
Other short-term borrowings	191,100	—	—
Federal and state income taxes	—	41,920	—

Total current liabilities	1,533,054	1,049,235	1,536,929

Long-term debt	365,534	365,429	365,394
Capital lease obligations	1,980	2,880	3,167
Other liabilities	241,694	240,173	238,943
Deferred income taxes	19,063	116,831	210,346
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,238
Additional paid-in capital	947,125	946,147	944,401
Accumulated other comprehensive loss	(17,685)	(15,444)	(11,137)
Retained earnings	4,375,479	4,365,219	4,210,507
Less treasury stock, at cost	(3,680,882)	(3,589,006)	(3,554,362)

Total stockholders’ equity	1,625,276	1,708,155	1,590,647

Total liabilities and stockholders’ equity	$3,986,601	$3,682,703	$4,145,426
(1) See Note 1, Basis of Presentation, and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
		As Adjusted(1)		As Adjusted(1)
Net sales	$1,419,213	$1,354,964	$4,345,498	$4,200,704
Service charges and other income	35,752	41,855	101,594	112,799

	1,454,965	1,396,819	4,447,092	4,313,503

Cost of sales	954,937	890,076	2,875,855	2,767,215
Selling, general and administrative expenses	418,896	409,357	1,233,128	1,205,892
Depreciation and amortization	55,762	57,040	167,986	176,919
Rentals	6,578	6,263	19,683	18,921
Interest and debt expense, net	12,104	14,980	40,447	46,460
Other expense	1,915	2,604	5,745	6,219
(Gain) loss on disposal of assets	(2)	(4,813)	63	(4,855)

Income before income taxes and income on and equity in earnings of joint ventures	4,775	21,312	104,185	96,732
Income taxes (benefit)	(2,650)	6,785	19,080	33,005
Income on and equity in earnings of joint ventures	—	12	—	34

Net income	7,425	14,539	85,105	63,761

Retained earnings at beginning of period	4,370,780	4,198,855	4,365,219	4,153,844
Cumulative effect adjustment due to adoption of ASU No. 2016-16 and ASU No. 2018-02	—	—	(66,574)	—
Cash dividends declared	(2,726)	(2,887)	(8,271)	(7,098)

Retained earnings at end of period	$4,375,479	$4,210,507	$4,375,479	$4,210,507

Earnings per share:
Basic and diluted	$0.27	$0.50	$3.08	$2.14

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.24

(1) See Note 1, Basis of Presentation, and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$7,425	$14,539	$85,105	$63,761
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $32, $0, $95, and $0, respectively)	100	—	301	—

Comprehensive income	$7,525	$14,539	$85,406	$63,761

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	November 3, 2018	October 28, 2017
		As Adjusted(1)
Operating activities:
Net income	$85,105	$63,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and other deferred cost	169,412	178,528
Loss on disposal of assets	63	1,006
Gain from insurance proceeds	—	(5,861)
Loss on early extinguishment of debt	—	797
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,095)	13,369
Increase in merchandise inventories	(580,108)	(550,855)
Increase in other current assets	(24,533)	(15,572)
(Increase) decrease in other assets	(8,666)	4,451
Increase in trade accounts payable and accrued expenses and other liabilities	512,459	434,521
Decrease in income taxes	(55,978)	(68,643)

Net cash provided by operating activities	69,659	55,502

Investing activities:
Purchases of property and equipment	(114,202)	(106,272)
Proceeds from disposal of assets	1,958	11,670
Proceeds from insurance	1,961	4,935
Distribution from joint venture	2,690	2,065

Net cash used in investing activities	(107,593)	(87,602)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(161,779)	(3,020)
Issuance cost of line of credit	—	(1,115)
Increase in short-term borrowings	191,100	—
Cash dividends paid	(8,383)	(6,523)
Purchase of treasury stock	(91,876)	(189,369)

Net cash used in financing activities	(70,938)	(200,027)

Decrease in cash and cash equivalents	(108,872)	(232,127)
Cash and cash equivalents, beginning of period	187,028	346,985

Cash and cash equivalents, end of period	$78,156	$114,858

Non-cash transactions:
Accrued capital expenditures	$5,189	$8,748
Accrued purchases of treasury stock	2,000	1,000
Stock awards	978	934
(1) See Note 1, Basis of Presentation, and Note 2, Accounting Standards.
See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended November 3, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on March 30, 2018.

Effective February 4, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments using the full retrospective method and adopted the requirements of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, retrospectively as discussed in Note 2, Accounting Standards. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
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

We adopted the requirements of the new standard as of February 4, 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as further described in Note 3, Significant Accounting Policies Updates. We applied the new standard using the following practical expedients: (1) for a completed contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before the date of initial application, an entity need not restate contracts that begin and end within the same annual reporting period; (2) for completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed, rather than estimating variable consideration amounts in the comparative reporting periods; (3) for all reporting periods presented before the date of initial application, February 4, 2018, an entity is not required to disclose the amount of the transaction price allocated to the remaining performance obligations or when the entity expects to recognize that amount as revenue; and (4) for contracts modified prior to the beginning of fiscal year 2016, an entity can reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The application of these practical expedients primarily impacted our evaluation of the revenue recognition of our construction segment.

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

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	October 28, 2017
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$34,951	$(1,012)	$33,939
Other current assets	52,926	11,104	64,030
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	1,277,658	10,092	1,287,750

	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$39,650	$(1,213)	$38,437
Other current assets	39,612	10,747	50,359
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	835,747	9,534	845,281

Select condensed consolidated statement of income line items, including net sales and service charges and other income, reflect the adoption of the new standard. The impact of the adoption on the condensed consolidated statements of income and retained earnings for the three and nine months ended October 28, 2017 was not material.

Select condensed consolidated statement of cash flow line items within operating activities reflect the adoption of the new standard. The impact on the condensed consolidated statements of cash flows for the nine months ended October 28, 2017 was not material.

The Company operates in two reportable segments:  the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”). The Company determined that the presentation of the percentage of net sales by segment and major product line was consistent with the disaggregation of revenue required by the new standard. See Note 4, Business Segments. For the retail operations segment, total assets increased by $10.1 million as of October 28, 2017.

The retail operations segment gives rise to contract liabilities through the loyalty program and through the issuances of gift cards. The loyalty program liability and a portion of the gift card liability is included in trade accounts payable and accrued expenses, and a portion of the gift card liability is included in other liabilities on the condensed consolidated balance sheets. Our retail operations segment contract liabilities are as follows:

Retail
(in thousands of dollars)	February 3, 2018	November 3, 2018	January 28, 2017	October 28, 2017
Contract liabilities	$73,059	$56,704	$73,639	$56,960

During the nine months ended November 3, 2018 and October 28, 2017, the Company recorded $47.1 million and $46.3 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $73.1 million and $73.6 million, at February 3, 2018 and January 28, 2017, respectively.
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

Construction
(in thousands of dollars)	February 3, 2018	November 3, 2018	January 28, 2017	October 28, 2017
Accounts receivable	$20,136	$51,603	$30,190	$22,738
Costs and estimated earnings in excess of billings on uncompleted contracts	1,213	1,823	922	1,012
Billings in excess of costs and estimated earnings on uncompleted contracts	5,503	6,774	8,826	8,195
During the nine months ended November 3, 2018 and October 28, 2017, the Company recorded $4.8 million and $8.3 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.5 million and $8.8 million at February 3, 2018 and January 28, 2017, respectively.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of net periodic pension cost in the income statement. We adopted the requirements of ASU No. 2017-07 as of February 4, 2018 and applied the amendments retrospectively, as required. As a result of the adoption of ASU No. 2017-07, the service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the condensed consolidated statements of operations and retained earnings. For the three and nine months ended October 28, 2017, $1.8 million and $5.4 million has been reclassified from selling, general and administrative expenses to other expense. See Note 7, Benefit Plans.
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
Recently Issued Accounting Pronouncements

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. Subsequent to the issuance of ASC No. 2016-02, the FASB issued additional amendments related to ASU No. 2016-02: (1) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; (2) ASU No. 2018-10: Codification Improvements to Topic 842, Leases; and (3) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2016-02 and related amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018.
The Company's operating leases include building and equipment leases. We have finalized our evaluation of these existing operating leases and have concluded that the majority of the existing operating leases will be impacted by this ASU and related amendments resulting in increases in assets and liabilities in the Company's consolidated financial statements.
We will adopt these amendments during the first quarter of fiscal 2019 using the optional transition method allowing the application of the new standard at the adoption date with comparative periods presented in accordance with ASC 840.
Defined Benefit Plans: Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its notes to financial statements.
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
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label credit cards under a long-term marketing and servicing alliance pursuant to a 10-year agreement ("Wells Fargo Alliance"). The Company's share of income earned under the Wells Fargo Alliance is included as a component of service charges and other income. The Company recorded income of approximately $24 million and $25 million from the alliance during the three months ended November 3, 2018 and October 28, 2017, respectively, and approximately $67 million and $70 million from the alliance during the nine months ended November 3, 2018 and October 28, 2017, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Retail operations segment
Cosmetics	13%	14%	14%	14%
Ladies’ apparel	23	24	24	24
Ladies’ accessories and lingerie	13	13	14	14
Juniors’ and children’s apparel	10	10	9	9
Men’s apparel and accessories	17	17	17	17
Shoes	16	16	15	16
Home and furniture	3	3	3	3
	95	97	96	97
Construction segment	5	3	4	3
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended November 3, 2018:
Net sales from external customers	$1,341,845	$77,368	$1,419,213
Gross profit	461,476	2,800	464,276
Depreciation and amortization	55,605	157	55,762
Interest and debt expense (income), net	12,117	(13)	12,104
Income before income taxes and income on and equity in earnings of joint ventures	3,463	1,312	4,775
Total assets	3,918,065	68,536	3,986,601

Three Months Ended October 28, 2017:
Net sales from external customers	$1,313,194	$41,770	$1,354,964
Gross profit	463,078	1,810	464,888
Depreciation and amortization	56,878	162	57,040
Interest and debt expense (income), net	14,988	(8)	14,980
Income before income taxes and income on and equity in earnings of joint ventures	21,073	239	21,312
Income on and equity in earnings of joint ventures	12	—	12
Total assets	4,107,477	37,949	4,145,426

Nine Months Ended November 3, 2018:
Net sales from external customers	$4,161,992	$183,506	$4,345,498
Gross profit	1,463,251	6,392	1,469,643
Depreciation and amortization	167,513	473	167,986
Interest and debt expense (income), net	40,480	(33)	40,447
Income before income taxes and income on and equity in earnings of joint ventures	102,385	1,800	104,185
Total assets	3,918,065	68,536	3,986,601

Nine Months Ended October 28, 2017:
Net sales from external customers	$4,083,686	$117,018	$4,200,704
Gross profit	1,428,488	5,001	1,433,489
Depreciation and amortization	176,422	497	176,919
Interest and debt expense (income), net	46,508	(48)	46,460
Income before income taxes and income on and equity in earnings of joint ventures	95,750	982	96,732
Income on and equity in earnings of joint ventures	34	—	34
Total assets	4,107,477	37,949	4,145,426

Intersegment construction revenues of $9.3 million and $14.0 million for the three months ended November 3. 2018 and October 28, 2017, respectively, and $21.4 million and $35.6 million for the nine months ended November 3, 2018 and October 28, 2017, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$7,425	$14,539	$85,105	$63,761

Weighted average shares of common stock outstanding	27,309	28,934	27,588	29,851

Basic and diluted earnings per share	$0.27	$0.50	$3.08	$2.14

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three or nine months ended November 3, 2018 and October 28, 2017.

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

At November 3, 2018, letters of credit totaling $24.5 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million and $3.9 million to the Pension Plan during the three and nine months ended November 3, 2018, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.5 million during the remainder of fiscal 2018.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Components of net periodic benefit costs:
Service cost	$922	$874	$2,766	$2,620
Interest cost	1,783	1,807	5,349	5,422
Net actuarial loss	132	—	396	—
Net periodic benefit costs	$2,837	$2,681	$8,511	$8,042
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 8.  Revolving Credit Agreement

At November 3, 2018, the Company maintained an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022 (“credit agreement”). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At November 3, 2018, $191.1 million in borrowings were outstanding, and letters of credit totaling $24.5 million were issued under the credit agreement leaving unutilized availability under the facility of $584.4 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At November 3, 2018, the Company was in compliance with all financial covenants related to the credit agreement.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Cost of shares repurchased	$53,997	$23,726	$91,876	$184,368
Number of shares repurchased	722	429	1,240	3,513
Average price per share	$74.81	$55.35	$74.12	$52.48

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. During the nine months ended November 3, 2018, the Company completed the authorized purchases under the $500 million stock repurchase plan approved by the Company's Board of Directors in February 2016. In March 2018, the Company's Board of Directors authorized a new $500 million stock repurchase plan (the "March 2018 Plan"). As of November 3, 2018, $442.9 million of authorization remained under the March 2018 Plan.

Note 10.  Income Taxes

The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During the three months ended November 3, 2018, the Company recognized tax benefits of approximately $1.5 million related to an update of the provisional amounts previously recorded to net deferred tax liabilities, based upon the filing of its federal income tax return. The Company continues to analyze additional information and guidance related to certain aspects of the Act, including, but not limited to, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

During the three and nine months ended November 3, 2018, income taxes differed from what would be computed using the statutory federal tax rate primarily due to tax benefits recognized of approximately $1.5 million for an update to the provisional amounts previously recorded related to the Act; additional prior year federal tax credits of approximately $1.4 million; and current year federal tax credits partially offset by the effect of state and local income tax expense.

During the three and nine months ended October 28, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for federal tax credits. During the three and nine months ended October 28, 2017, tax benefits recognized for federal tax credits includes tax benefits related to legislation enacted on September 29, 2017 providing an employee retention credit to employers impacted by 2017 hurricanes.

See Note 2, Accounting Standards, for the Company's adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, and the impact of the adoption on deferred taxes.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Defined benefit pension plan items
Amortization of actuarial losses	$132	$—	$396	$—	Total before tax (1)
	32	—	95	—	Income tax expense
	$100	$—	$301	$—	Total net of tax

For fiscal year 2017, there was no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Beginning balance	$17,785	$11,137	$15,444	$11,137

Amounts reclassified from AOCL	(100)	—	(301)	—
Reclassification due to the adoption of ASU No. 2018-02	—	—	2,542	—

Ending balance	$17,685	$11,137	$17,685	$11,137

Note 13. Gain on Disposal of Assets

During the three months ended October 28, 2017, the Company received proceeds of $11.6 million primarily from the sale of a store property, insurance recovery on a previously damaged full-line store location and sale of equipment, resulting in a gain of $4.8 million that was recorded in gain on disposal of assets.

During the nine months ended November 3, 2018, the Company received proceeds of $2.0 million primarily from the sale of a store property, resulting in a loss of $0.1 million. During the nine months ended October 28, 2017, the Company received proceeds of $16.6 million primarily from the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment, resulting in a gain of $4.9 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, and other short term borrowings approximates their carrying values at November 3, 2018 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at November 3, 2018 was approximately $389 million.  The carrying value of the Company’s long-term debt at November 3, 2018 was $365.5 million.  The fair value of the Company’s subordinated debentures at November 3, 2018 was approximately $207 million.  The carrying value of the Company’s subordinated debentures at November 3, 2018 was $200 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 3, 2018.

EXECUTIVE OVERVIEW

Despite the increase in sales, the Company's performance in the third quarter of fiscal 2018 was disappointing as markdowns weighed heavily on gross margin. During the three months ended November 3, 2018, comparable store sales increased 3% over last year's third quarter. Gross margin from retail operations decreased 87 basis points of net sales. Selling, general and administrative expenses from retail operations remained essentially flat as a percentage of net sales. The Company reported consolidated net income of $7.4 million ($0.27 per share) for the current year third quarter compared to consolidated net income of $14.5 million ($0.50 per share) for the prior year third quarter.

Included in net income for the 13-week period ended November 3, 2018 is $2.9 million ($0.11 per share) in tax benefits related to additional federal tax credits and an update of the provisional amounts recorded for the income tax effects of the Tax Cuts and Jobs Act of 2017.

Included in net income for the prior year quarter ended October 28, 2017 is a pretax gain on disposal of assets of $4.8 million ($3.1 million after tax or $0.11 per share) and $0.8 million loss on extinguishment of debt ($0.5 million after tax or $0.02 per share). The gain on disposal of assets includes the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment. The loss on early extinguishment of debt of $0.8 million was due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

During the three months ended November 3, 2018, the Company purchased $54 million of its outstanding Class A Common Stock under its March 2018 $500 million stock repurchase plan. As of November 3, 2018, authorization of $442.9 million remained under the plan.

As of November 3, 2018, the Company had working capital of $754.9 million, cash and cash equivalents of $78.2 million and $756.6 million of total debt outstanding, excluding capital lease obligations.  Cash flows provided by operating activities were $69.7 million for the nine months ended November 3, 2018.

The Company currently operates 265 Dillard's locations, 27 clearance centers and one internet store.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	November 3, 2018	October 28, 2017
Net sales (in millions)	$1,419.2	$1,355.0
Retail stores sales trend	2%	(1)%
Comparable retail stores sales trend	3%	(1)%
Gross profit (in millions)	$464.3	$464.9
Gross profit as a percentage of net sales	32.7%	34.3%
Retail gross profit as a percentage of net sales	34.4%	35.3%
Selling, general and administrative expenses as a percentage of net sales	29.5%	30.2%
Cash flow provided by operations (in millions)	$69.7	$55.5
Total retail store count at end of period	292	293
Retail sales per square foot	$28	$27
Retail store inventory trend	4%	3%
Annualized retail merchandise inventory turnover	2.0	2.0

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

Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs related to the Company's unfunded, nonqualified defined benefit plan and charges related to the write-off of deferred financing fees in connection with the amendment of the Company's senior unsecured revolving credit facility, if any.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	3.1	2.3	2.7

	102.5	103.1	102.3	102.7

Cost of sales	67.3	65.7	66.2	65.9
Selling, general and administrative expenses	29.5	30.2	28.4	28.7
Depreciation and amortization	3.9	4.2	3.9	4.2
Rentals	0.5	0.5	0.5	0.5
Interest and debt expense, net	0.9	1.1	0.9	1.1
Other expense	0.1	0.2	0.1	0.1
Gain on disposal of assets	—	(0.4)	—	(0.1)

Income before income taxes and income on and equity in earnings of joint ventures	0.3	1.6	2.4	2.3
Income taxes (benefit)	(0.2)	0.5	0.4	0.8
Income on and equity in earnings of joint ventures	—	—	—	—

Net income	0.5%	1.1%	2.0%	1.5%

Critical Accounting Policies and Estimates Updates
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded a return asset of $11.7 million, $9.5 million and $10.1 million, and an allowance for sales returns of $18.0 million, $14.3 million and $15.9 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively. The return asset and the allowance for sales returns are recorded in the condensed consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for the three and nine months ended November 3, 2018 and October 28, 2017.
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
Revenues from CDI construction contracts are generally recognized by applying percentages of completion for each period to the total estimated revenue for the respective contracts. Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on stand-alone selling prices. Construction contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods and services that are not distinct from the existing contracts; therefore, the modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation for which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. The length of each contract varies but is typically nine to eighteen months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. Any anticipated losses on completed contracts are recognized as soon as they are determined.
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

Net Sales

	Three Months Ended
(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change
Net sales:
Retail operations segment	$1,341,845	$1,313,194	$28,651
Construction segment	77,368	41,770	35,598
Total net sales	$1,419,213	$1,354,964	$64,249

The percent change in the Company’s sales by segment and product category for the three months ended November 3, 2018 compared to the three months ended October 28, 2017 as well as the sales percentage by segment and product category to total net sales for the three months ended November 3, 2018 are as follows:

	% Change 2018 - 2017	% of Net Sales
Retail operations segment
Cosmetics	(0.4)%	13%
Ladies’ apparel	0.9	23
Ladies’ accessories and lingerie	5.5	13
Juniors’ and children’s apparel	3.4	10
Men’s apparel and accessories	3.2	17
Shoes	1.6	16
Home and furniture	3.1	3
		95
Construction segment	85.2	5
Total		100%

Net sales from the retail operations segment increased $28.7 million during the three months ended November 3, 2018 compared to the three months ended October 28, 2017, increasing 2% in total and 3% in comparable stores. Sales of ladies' accessories and lingerie increased significantly over the third quarter last year. Sales of shoes, men's apparel and accessories, juniors' and children's apparel and home and furniture increased moderately. Sales of ladies' apparel increased slightly, while sales of cosmetics remained essentially flat.

The number of sales transactions decreased 1% for the three months ended November 3, 2018 compared to the three months ended October 28, 2017 while the average dollars per sales transaction increased 3%. We recorded a return asset of $11.7 million and $10.1 million and an allowance for sales returns of $18.0 million and $15.9 million as of November 3, 2018 and October 28, 2017, respectively.

During the three months ended November 3, 2018, net sales from the construction segment increased $35.6 million or 85.2% compared to the three months ended October 28, 2017 due to an increase in construction projects. The backlog of awarded construction contracts at November 3, 2018 totaled $331.7 million, increasing approximately 4% from February 3, 2018 and increasing approximately 69% from October 28, 2017. We expect the backlog to be earned over the next nine to twenty-four months.

	Nine Months Ended
(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change
Net sales:
Retail operations segment	$4,161,992	$4,083,686	$78,306
Construction segment	183,506	117,018	66,488
Total net sales	$4,345,498	$4,200,704	$144,794

The percent change in the Company’s sales by segment and product category for the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017 as well as the sales percentage by segment and product category to total net sales for the nine months ended November 3, 2018 are as follows:

	% Change 2018-2017	% of Net Sales
Retail operations segment
Cosmetics	0.6%	14%
Ladies’ apparel	0.5	24
Ladies’ accessories and lingerie	3.9	14
Juniors’ and children’s apparel	4.3	9
Men’s apparel and accessories	4.1	17
Shoes	(0.6)	15
Home and furniture	3.8	3
		96
Construction segment	56.8	4
Total		100%

Net sales from the retail operations segment increased $78.3 million during the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017, increasing 2% in both total and comparable stores. Sales of ladies' accessories and lingerie, men's apparel and accessories, juniors' and children's apparel and home and furniture increased moderately over the prior year period. Sales of cosmetics increased slightly. Sales of shoes decreased slightly, while sales of ladies' apparel remained relatively flat.

The number of sales transactions decreased 1% for the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017 while the average dollars per sales transaction increased 3%.

During the nine months ended November 3, 2018, net sales from the construction segment increased $66.5 million or 56.8% compared to the nine months ended October 28, 2017 due to an increase in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017	$ Change 2018-2017	$ Change 2018-2017
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$23,697	$28,137	$67,141	$73,438	$(4,440)	$(6,297)
Shipping and handling income	6,047	7,268	18,815	21,919	(1,221)	(3,104)
Leased department income	1,211	1,307	3,720	4,280	(96)	(560)
Other	3,794	4,583	9,914	11,720	(789)	(1,806)
	34,749	41,295	99,590	111,357	(6,546)	(11,767)
Construction segment	1,003	560	2,004	1,442	443	562
Total service charges and other income	$35,752	$41,855	$101,594	$112,799	$(6,103)	$(11,205)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three and nine months ended November 3, 2018 compared to the three and nine months ended October 28, 2017 primarily due to a sales tax settlement from the former Synchrony Alliance during the three months ended October 28, 2017 and a decrease in the level of balances carried on Wells Fargo accounts by Wells Fargo customers. Shipping and handling income decreased during the three and nine months ended November 3, 2018, compared to the three and nine months ended October 28, 2017 primarily due to an increase in online orders qualifying for free shipping.

Gross Profit

(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$461,476	$463,078	$(1,602)	(0.3)%
Construction segment	2,800	1,810	990	54.7
Total gross profit	$464,276	$464,888	$(612)	(0.1)%

Nine months ended
Retail operations segment	$1,463,251	$1,428,488	$34,763	2.4%
Construction segment	6,392	5,001	1,391	27.8
Total gross profit	$1,469,643	$1,433,489	$36,154	2.5%

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gross profit as a percentage of segment net sales:
Retail operations segment	34.4%	35.3%	35.2%	35.0%
Construction segment	3.6	4.3	3.5	4.3
Total gross profit as a percentage of net sales	32.7	34.3	33.8	34.1

Gross profit decreased by $0.6 million and 160 basis points of net sales during the three months ended November 3, 2018 compared to the three months ended October 28, 2017.

Gross profit from retail operations decreased 87 basis points of net sales during the three months ended November 3, 2018 compared to the three months ended October 28, 2017 primarily due to increased markdowns. Gross margin increased slightly in ladies' apparel and home and furniture. Gross margin decreased slightly in shoes, men's apparel and accessories and cosmetics, while decreasing moderately in ladies' accessories and lingerie and juniors' and children's apparel.

Gross profit from retail operations increased 18 basis points of net sales during the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017 primarily due to decreased markdowns and increased markups. Gross margin increased slightly in men's apparel and accessories and home and furniture. Gross margin decreased slightly in cosmetics, while remaining relatively flat in ladies' apparel, ladies' accessories and lingerie, shoes and juniors' and children's apparel.

Gross profit from the construction segment decreased 71 basis points and 79 basis points of construction sales for the three and nine months ended November 3, 2018, respectively.

Inventory increased 4% in total as of November 3, 2018 compared to October 28, 2017.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $9 million for the three and nine months ended November 3, 2018.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$416,576	$407,404	$9,172	2.3%
Construction segment	2,320	1,953	367	18.8
Total SG&A	$418,896	$409,357	$9,539	2.3%

Nine months ended
Retail operations segment	$1,227,055	$1,200,932	$26,123	2.2%
Construction segment	6,073	4,960	1,113	22.4
Total SG&A	$1,233,128	$1,205,892	$27,236	2.3%

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
SG&A as a percentage of segment net sales:
Retail operations segment	31.0%	31.0%	29.5%	29.4%
Construction segment	3.0	4.7	3.3	4.2
Total SG&A as a percentage of net sales	29.5	30.2	28.4	28.7

SG&A decreased 69 basis points of net sales during the three months ended November 3, 2018 compared to the three months ended October 28, 2017.  SG&A from retail operations increased 3 basis points of net sales during the three months ended November 3, 2018 compared to the three months ended October 28, 2017 mainly due to increases in payroll ($9.5 million), primarily selling payroll.

SG&A decreased 33 basis points of net sales during the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017.  SG&A from retail operations increased 7 basis points of net sales during the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017 mainly due to increases in payroll ($21.4 million), primarily selling payroll.

Depreciation and Amortization

(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$55,605	$56,878	$(1,273)	(2.2)%
Construction segment	157	162	(5)	(3.1)
Total depreciation and amortization	$55,762	$57,040	$(1,278)	(2.2)%

Nine months ended
Retail operations segment	$167,513	$176,422	$(8,909)	(5.0)%
Construction segment	473	497	(24)	(4.8)
Total depreciation and amortization	$167,986	$176,919	$(8,933)	(5.0)%

Depreciation and amortization expense decreased $1.3 million and $8.9 million during the three and nine months ended November 3, 2018, respectively, compared to the three and nine months ended October 28, 2017, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$12,117	$14,988	$(2,871)	(19.2)%
Construction segment	(13)	(8)	(5)	(62.5)
Total interest and debt expense, net	$12,104	$14,980	$(2,876)	(19.2)%

Nine months ended
Retail operations segment	$40,480	$46,508	$(6,028)	(13.0)%
Construction segment	(33)	(48)	15	31.3
Total interest and debt expense, net	$40,447	$46,460	$(6,013)	(12.9)%

Net interest and debt expense decreased $2.9 million and $6.0 million during the three and nine months ended November 3, 2018, respectively, compared to the three and nine months ended October 28, 2017, primarily due to lower average debt levels related to note maturities, partially offset by a decrease in capitalized interest and an increase in short term borrowings under the credit facility. Total weighted average debt decreased by $101.8 million and $79.3 million during the three and nine months ended November 3, 2018, respectively, compared to the three and nine months ended October 28, 2017.

Other Expense

(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$1,915	$2,604	$(689)	(26.5)%
Construction segment	—	—	—	—
Total other expense	$1,915	$2,604	$(689)	(26.5)%

Nine months ended
Retail operations segment	$5,745	$6,219	$(474)	(7.6)%
Construction segment	—	—	—	—
Total other expense	$5,745	$6,219	$(474)	(7.6)%

During the first quarter of 2018, the Company adopted ASU No. 2017-07 and applied the amendments retrospectively, as required (See Note 2, Accounting Standards). As a result of the adoption of ASU No. 2017-07, the interest cost and net actuarial loss components of net periodic benefit costs, $1.9 million and $1.8 million for the three months ended November 3, 2018 and October 28, 2017, respectively, and $5.7 million and $5.4 million for the nine months ended November 3, 2018 and October 28, 2017, respectively, were included in other expense rather than selling, general and administrative expenses in the condensed consolidated statements of operations and retained earnings.

During the three months ended October 28, 2017, we recorded charges totaling $0.8 million due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

Gain on Disposal of Assets

(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change	% Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(1)	$(4,813)	$4,812	100.0%
Construction segment	(1)	—	(1)	(100.0)
Total gain on disposal of assets	$(2)	$(4,813)	$4,811	100.0%

Nine months ended
Retail operations segment	$65	$(4,850)	$4,915	101.3%
Construction segment	(2)	(5)	3	60.0
Total loss (gain) on disposal of assets	$63	$(4,855)	$4,918	101.3%

During the three months ended October 28, 2017, the Company recorded a gain of $4.8 million primarily from the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment.

Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During the three months ended November 3, 2018, the Company recognized tax benefits of approximately $1.5 million related to an update of the provisional amounts previously recorded to net deferred tax liabilities, based upon the filing of its federal income tax return. The Company continues to analyze additional information and guidance related to certain aspects of the Act, including, but not limited to, limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Act, and any impact on the final determination of the net deferred tax liabilities. The final income tax effects of the Act may differ from the provisional amounts recorded due to, among other factors, anticipated guidance to be released, including IRS notices, and any resulting changes in the Company’s interpretation and application of the Act. The Company will finalize its accounting for the income tax effects of the Act within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately -55.5% and 31.8% for the three months ended November 3, 2018 and October 28, 2017, respectively. The decline in the effective income tax rate partially results from the reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Act. During the three months ended November 3, 2018, income taxes differed from what would be computed using the statutory federal tax rate primarily due to tax benefits recognized of approximately $1.5 million for an update to the provisional amounts previously recorded related to the Act; additional prior year federal tax credits of approximately $1.4 million; and current year federal tax credits partially offset by the effect of state and local income tax expense.

During the three months ended October 28, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for federal tax credits.

The Company’s estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was approximately 18.3% and 34.1% for the nine months ended November 3, 2018 and October 28, 2017, respectively. The decline in the effective income tax rate primarily reflects the impact of the reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Act. During the nine months ended November 3, 2018, income taxes differed from what would be computed using the statutory federal tax rate primarily due to tax benefits recognized of approximately $1.5 million for an update to the provisional amounts previously recorded related to the Act; additional prior year federal tax credits of approximately $1.4 million; and current year federal tax credits partially offset by the effect of state and local income tax expense.

During the nine months ended October 28, 2017, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes offset by tax benefits recognized for federal tax credits. During the three and nine months ended October 28, 2017, tax benefits recognized for federal tax credits includes tax benefits related to legislation enacted on September 29, 2017 providing an employee retention credit to employers impacted by 2017 hurricanes.

The Company expects the federal and state effective income tax rate for the remainder of fiscal 2018 to approximate 21% to 22%. This rate may change if results of operations for fiscal 2018 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of operations and retained earnings.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended November 3, 2018 and October 28, 2017 follows:

	Nine Months Ended
(in thousands of dollars)	November 3, 2018	October 28, 2017	$ Change
Operating Activities	$69,659	$55,502	$14,157
Investing Activities	(107,593)	(87,602)	(19,991)
Financing Activities	(70,938)	(200,027)	129,089
Total Cash Used	$(108,872)	$(232,127)	$123,255

Net cash flows from operations increased $14.2 million during the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017.  This increase was primarily attributable to increases in accounts payable and accrued expenses partially offset by increases in accounts receivable.

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

The Company recorded income of approximately $67 million and $70 million from the Wells Fargo Alliance during the nine months ended November 3, 2018 and October 28, 2017, respectively.

Capital expenditures were $114.2 million and $106.3 million for the nine months ended November 3, 2018 and October 28, 2017, respectively. The increase in capital expenditures was primarily related to equipment purchases and the remodeling of existing stores during the current year. Additionally, the Company purchased a store at Richland Fashion Square in Waco, Texas (150,000 square feet) and a store at Westgate Mall in Amarillo, Texas (156,000 square feet). The Company plans to operate these stores in 2021. During the nine months ended November 3, 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. These proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The Company used the proceeds for the acquisition of a replacement property at the Oaks Mall in Gainesville, Florida (90,000 square feet) and opened the new store in November 2018. Capital expenditures for fiscal 2018 are expected to be approximately $140 million compared to actual expenditures of $130 million during fiscal 2017.

We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $78.2 million as of November 3, 2018.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At November 3, 2018, the Company was in compliance with all financial covenants related to the credit agreement.

At November 3, 2018, the Company had $191.1 million in outstanding short-term borrowings, and letters of credit totaling $24.5 million were issued under the credit agreement leaving unutilized availability under the facility of $584.4 million.

During the nine months ended November 3, 2018, the Company paid the remaining $161.0 million principal on the 7.13% unsecured notes that matured on August 1, 2018.

During the nine months ended November 3, 2018, the Company repurchased 1.2 million shares of Class A Common Stock at an average price of $74.12 per share for $91.9 million (including the accrual of $2.0 million of share repurchases that had not settled as of November 3, 2018), completing the authorization under the Company's previous stock repurchase plan authorized by the Company's Board of Directors in February 2016 and beginning share repurchases under the Company's new $500 million stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. During the nine months ended October 28, 2017, the Company repurchased 3.5 million shares of Class A Common Stock at an average price of $52.48 per share for $184.4 million (including the accrual of $1.0 million of share repurchases that had not settled as of October 28, 2017. Additionally, the Company paid $6.0 million for share repurchases that had not yet settled but were accrued at January 28, 2017. At November 3, 2018, $442.9 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 6, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5, 2018 through September 1, 2018	130,276	$76.76	130,276	$486,936,917
September 2, 2018 through October 6, 2018	311,829	76.96	311,829	462,938,335
October 7, 2018 through November 3, 2018	279,702	71.50	279,702	442,939,932
Total	721,807	$74.81	721,807	$442,939,932

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The repurchase plan has no expiration date.
During the three months ended November 3, 2018, the Company repurchased 0.7 million shares totaling $54.0 million. As of November 3, 2018, $442.9 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 9, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	December 6, 2018	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer