Form 10-K
period 2019-02-02
DILLARD'S, INC.
filed 2019-03-29
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Smaller Reporting Company ☐
Non-Accelerated Filer ☐		Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 4, 2018: $1,548,976,368.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 2, 2019:

CLASS A COMMON STOCK, $0.01 par value	22,338,129
CLASS B COMMON STOCK, $0.01 par value	4,010,401
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2019 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

1

2

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 2, 2019, we operated 291 Dillard's stores, including 26 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	22	23	22
Ladies' accessories and lingerie	15	16	16
Juniors' and children's apparel	9	8	8
Men's apparel and accessories	17	17	17
Shoes	15	16	16
Home and furniture	4	4	4
	96	98	97
Construction segment	4	2	3
Total	100%	100%	100%
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
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label credit cards, including credit cards co-branded with American Express (collectively "private label cards") under a long-term marketing and servicing alliance ("Wells Fargo Alliance"). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in fiscal 2024.
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
Our earnings depend to a significant extent on the results of operations for the last quarter of our fiscal year. Due to holiday buying patterns, sales for that period average approximately one-third of annual sales. Additionally, working capital requirements fluctuate during the year, increasing during the second half of the year in anticipation of the holiday season.
As of February 2, 2019, we employed approximately 39,000 full-time and part-time associates, of which approximately 41% were part-time. The number of associates varies during the year, with increases occurring during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers, but we consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2018 ended on February 2, 2019 and contained 52 weeks, fiscal year 2017 ended on February 3, 2018 and contained 53 weeks, and fiscal year 2016 ended on January 28, 2017 and contained 52 weeks.
The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") and should not be considered to be a part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished with the SEC pursuant to Section 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. website: www.dillards.com.
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
We offer our customers quality products at competitive prices and a high level of customer service, resulting in a well-recognized brand and customer loyalty. As discussed in the immediately preceding risk factor, our brand and customer loyalty depend, in part, on our ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. Failure to respond rapidly to changing trends could diminish brand and customer loyalty and impact our reputation with customers.
Additionally, the value of our reputation is based, in part, on subjective perceptions of the quality of our merchandise selections. Isolated incidents involving us or our merchandise that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in significant adverse publicity or governmental investigation or inquiry. Similarly, information posted about us, including our lines of exclusive brand merchandise, on the Internet, including social media platforms that allow individuals access to a wide audience of consumers and other interested persons, may adversely affect our reputation, even if the information is inaccurate.
Any significant damage to our brand or reputation could negatively impact sales, diminish customer trust and generate negative sentiment, any of which would harm our business and results of operation.
Risks associated with our private label merchandise program could adversely affect our business.
Our merchandise selections include our lines of exclusive brand merchandise, such as Antonio Melani, Gianni Bini, GB, Roundtree & Yorke and Daniel Cremieux. We expect to grow our private label merchandise program and have invested in our development and procurement resources and marketing efforts related to these exclusive brand offerings. The expansion of our private label merchandise subjects us to certain additional risks. These include, among others, risks related to: our failure to comply with government and industry safety standards; our ability to successfully protect our trademark and license portfolio and our other proprietary rights in our exclusive brands/private label merchandise program; and risks associated with overseas sourcing and manufacturing. In addition, damage to the reputation of our private label trade names may generate negative customer sentiment. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.
Fluctuations in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.
Fluctuations in the price and availability of fuel, labor and raw materials, combined with the inability to mitigate or to pass cost increases on to our customers or to change our merchandise mix as a result of such cost increases, could have an adverse impact on our profitability. Vendors and other suppliers of the Company may experience similar fluctuations, which may subject us to the effects of their price increases. We may or may not be able to pass such costs along to our customers. Even when successful, attempts to pass such costs along to our customers might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability and the ability of our branded vendors to meet purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs.

Third party suppliers on whom we rely to obtain materials and provide production facilities and other third parties with whom we do business may experience financial difficulties due to current and future economic conditions, which may subject them to insolvency risk or may result in their inability or unwillingness to perform the obligations they owe us.
Our suppliers may experience financial difficulties due to a downturn in the industry or in other macroeconomic environments. Our suppliers’ cash and working capital needs can be adversely impacted by the increased cost and lower availability of merchandise, raw materials, fuel and labor. Current and future economic conditions may prevent our suppliers from obtaining financing on favorable terms, which could impact their ability to supply us with merchandise on a timely basis.
We are also party to contractual and business relationships with various other parties, including vendors and service providers, pursuant to which such parties owe performance, payment and other obligations to us. In some cases, we depend upon such third parties to provide essential products, services or other benefits, such as advertising, software development and support, logistics and other goods and services necessary to operate our business. Economic, industry and market conditions could result in increased risks to us associated with the potential financial distress of such third parties.
If any of the third parties with which we do business become subject to insolvency, bankruptcy, receivership or similar proceedings, our rights and benefits in relation to, contractual and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise materially impaired. There can be no assurances that we would be able to arrange for alternate or replacement contractual or business relationships on terms as favorable as our existing ones, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.

We source many of our products from foreign countries, which exposes us to certain risks that include political and economic conditions.

Political discourse has recently focused on ways to discourage corporations in the United States from outsourcing manufacturing and production activities to foreign jurisdictions. In 2018, the United States imposed additional tariffs on certain items sourced from foreign countries, including China. Other proposals to address this issue include the possibility of imposing additional tariffs, border adjustments or other penalties on goods manufactured outside the United States to attempt to discourage these practices. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. While recent tariffs have not resulted in a material impact on our cash flows, financial condition and results of operations, any additional actions, if ultimately enacted, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions and could lead to an increase in the cost of goods and adversely affect our profitability.

Moreover, our third-party suppliers in foreign jurisdictions are subject to political and economic uncertainty. As a result, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our suppliers are located, including increased import duties, tariffs, trade restrictions and quotas, work stoppages, economic uncertainties, human rights concerns, working conditions and other labor rights and conditions, the environmental impact in foreign countries where merchandise is produced and raw materials or products are sourced, changing labor, environmental and other laws in these countries, adverse foreign government regulations, wars, fears of war, terrorist attacks and organizing activities, adverse fluctuations of foreign currencies and political unrest.  We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the foregoing events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results. In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could adversely affect our profitability.

Failure by third party suppliers to comply with our supplier compliance programs or applicable laws could have a material adverse effect on our business.
All of our suppliers must comply with our supplier compliance programs and applicable laws, including consumer and product safety laws, but we do not control our vendors or their labor and business practices. The violation of labor or other laws by one or more of our vendors could have an adverse effect on our business. Additionally, although we diversify our sourcing and production, the failure of any supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, could impact our ability to flow merchandise to our stores or directly to consumers in the right quantities at the right time, which could adversely affect our profitability and could result in damage to our reputation and translate into sales losses.
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
Reductions in the income and cash flow from our long-term marketing and servicing alliance related to the private label credit cards could impact operating results and cash flows.
Wells Fargo owns and manages the private label credit cards under the Wells Fargo Alliance. The Wells Fargo Alliance provides for certain payments to be made by Wells Fargo to the Company, including the Company's share of earnings under this alliance. The income and cash flow that the Company receives from the Wells Fargo Alliance is dependent upon a number of factors including the level of sales on Wells Fargo accounts, the level of balances carried on the Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo's ability to extend credit to our customers as well as the cost of customer rewards programs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from the Wells Fargo Alliance decreases, our operating results and cash flows could be adversely affected.
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider. Wells Fargo may be subject to regulations that may adversely impact its operation of the private label credit card. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to the cardholders or negatively impact provisions which affect our earnings associated with the private label credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact Wells Fargo's ability to facilitate consumer credit or increase the cost of credit to the cardholders.
We are subject to customer payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, debit cards, credit cards (including the private label credit cards) and gift cards. As a result, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems.

The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
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
In order to generate customer traffic and for convenience of our customers, we attempt to locate our stores in desirable locations within shopping malls and open air centers. Our stores benefit from the abilities that our Company, other anchor tenants and other area attractions have to generate consumer traffic. Adverse changes in the development of new shopping malls in the United States, the availability or cost of appropriate locations within existing or new shopping malls, competition with other retailers for prominent locations, the success of individual shopping malls and the success or failure of other anchor tenants, the continued proper management and development of existing malls, or the continued popularity of shopping malls may continue to impact our ability to maintain or grow our sales in our existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.

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
We receive and store certain personal information about our employees and our customers, including information permitting cashless payments, both in our stores and through our online operations at www.dillards.com. In addition, our online operations depend upon the secure transmission of confidential information over public networks.
We have a longstanding Information Security Program committed to regular risk assessment and risk mitigation practices surrounding the protection of confidential data. This program includes network segmentation along with identity and access controls around the computer resources that house confidential data. We continue to evaluate the security environment surrounding the handling and control of our critical data, especially the private data we receive from our customers, and we institute additional measures to help protect us from a privacy breach.
Despite our security measures, it is possible that unauthorized persons (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) might defeat our security measures, those of Wells Fargo or of our other third-party service providers or vendors, and obtain personal information of customers, employees or others. While we likewise have measures in place to prevent exposing the personal information of customers, employees or others, we are at continued risk for exposure of such information.
We have purchased Cyber Risk Liability insurance to provide some financial protection should a privacy breach occur; however, such a compromise, whether in our information security system or our third-party service providers or vendors, resulting in personal information being obtained by or exposed to unauthorized persons could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. For example, customers have an increasingly high expectation that companies will adequately protect their personal information from security breaches or cyberattacks and unauthorized exposure. Our reputation and our ability to attract new customers could be materially adversely impacted if we fail, or are perceived to have failed, to properly prevent and respond to these incidents. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.
A security breach also could result in a violation attributable to the Company of applicable U.S. and international privacy and other laws, and subject us to litigation by private customers, business partners, or securities litigation and regulatory investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. The regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act. Security breaches, cyber incidents or allegations that we used personal information in violation of applicable privacy and other laws could result in significant legal and financial exposure.
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
Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory. Unexpected or unseasonable weather conditions could render a portion of our inventory incompatible with consumer needs. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company's inventory incompatible with those unseasonable conditions. Additionally, extreme weather or natural disasters, particularly in the areas in which our stores are located, could also severely hinder our ability to timely deliver seasonally appropriate merchandise. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, hurricanes or other extreme weather conditions over a prolonged period could make it difficult for the Company's customers to travel to its stores and thereby reduce the Company's sales and profitability. A reduction in the demand for or supply of our seasonal merchandise or reduced sales due to reduced customer traffic in our stores could have an adverse effect on our inventory levels, gross margins and results of operations.
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
Increases in employee wages and the cost of employee benefits could impact the Company’s financial results and cash flows.
The Company’s expenses relating to employee wages and health benefits are significant. Increases in employee wages, including the minimum wage, or unfavorable changes in the cost of healthcare benefits could impact the Company’s financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the U.S. healthcare system, and uncertainty regarding legislative or regulatory changes, the Company is not able to fully determine the impact that future healthcare reform will have on our company sponsored medical plans.
The Company depends on its ability to attract and retain quality employees, and failure to do so could adversely affect our ability to execute our business strategy and our operating results.
The Company's business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, changing demographics, prevailing wage rates, and current or future minimum wage and healthcare reform legislation. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company's ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company's business and results of operations.
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
The cost-to-cost method of accounting that we use to recognize contract revenues for our construction segment may result in material adjustments, which could result in a credit or a charge against our earnings.
Our construction segment recognizes contract revenues based on the cost-to-cost method. Under this method, estimated contract revenues are measured based on the ratio of costs incurred to total estimated contract costs. Estimated contract losses are recognized in full when determined. Total contract revenues and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments are reflected in contract revenues in the period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we are required to recognize a credit or a charge against current earnings, which could be material.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At February 2, 2019, we operated 291 stores in 29 states totaling approximately 49.0 million square feet of which we owned approximately 44.3 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 2, 2019:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	17	16	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	39	1	2	—
Georgia	12	8	3	1	—
Iowa	5	5	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	15	14	1	—	—
Missouri	9	6	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	14	14	—	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	5	5	—	—	—
Ohio	13	11	2	—	—
Oklahoma	10	6	4	—	—
South Carolina	7	7	—	—	—
Tennessee	10	8	1	—	1
Texas	57	44	7	1	5
Utah	5	5	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	291	248	26	11	6

At February 2, 2019, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12 and 13 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 29, 2019, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	74	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	69	Director; President	1998	Brother of William Dillard, II
Mike Dillard	67	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	72	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson (1)	47	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts (2)	56	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
William Dillard, III (3)	48	Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy (4)	61	Senior Vice President	2015	Sister of William Dillard, II
Dean L. Worley	53	Vice President; General Counsel	2012	None
Mike McNiff	66	Vice President	1995	None
Brant Musgrave	46	Vice President	2014	None
Mike Litchford (5)	53	Vice President	2016	None
Tom Bolin (6)	56	Vice President	2016	None
Annemarie Jazic (7)	35	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie (8)	35	Vice President	2017	Niece of William Dillard, II
Tony Bolte (9)	60	Vice President	2017	None
James D. Stockman (10)	62	Vice President	2017	None
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

(2)	Mr. Watts served as Vice President of Tax from 2002 to 2015. In 2015, he was promoted to Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer.

(3)	Mr. Dillard served as Vice President of Corporate Merchandising and Product Development from 2001 to 2015. In 2015, he was promoted to Senior Vice President.

(4)	Mrs. Mahaffy served as Corporate Vice President of Advertising from 2000 to 2015. In 2015, she was promoted to Senior Vice President.

(5)	Mr. Litchford served as a Regional Vice President of Stores from 2005 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.

(6)	Mr. Bolin served as a Regional Vice President of Stores from 2000 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.

(7)	Mrs. Jazic served as Director of Contemporary Sportswear from 2006 to 2013 and Director of Online Experience from 2013 to 2017. In 2017, she was promoted to Vice President of Online Experience.

(8)
Mrs. Lucie served as a Divisional Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2010 to 2014 and served as a General Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from

2014 to 2017. In 2017, she was promoted to Corporate Vice President of Ladies', Juniors' and Children's Exclusive Brands.

(9)	Mr. Bolte served as Vice President of Logistics from 2007 through 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics.

(10)	Mr. Stockman served as General Merchandise Manager of Exclusive Brands from 2004 through 2017. In 2017, he was promoted to Corporate Vice President of Ladies' Apparel.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
While the Company expects to continue paying quarterly cash dividends during fiscal 2019, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of March 2, 2019, there were 2,458 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 4, 2018 through December 1, 2018	335,719	$65.56	335,719	$420,930,193
December 2, 2018 through January 5, 2019	221,579	63.18	221,579	406,931,596
January 6, 2019 through February 2, 2019	—	—	—	406,931,596
Total	557,298	$64.61	557,298	$406,931,596

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Stock Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The repurchase plan has no expiration date. There was $406.9 million in remaining availability pursuant to the March 2018 Stock Plan as of February 2, 2019.
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

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 31, 2014 (the last trading day prior to the start of fiscal 2014) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph

300
200
100
0
Dollars
Base Year
2014
2015
2016
2017
2018
Fiscal Year
Dillard's
S&P 500
S&P 500 Department Stores

	2014	2015	2016	2017	2018
Dillard's, Inc.	$130.41	$81.06	$63.19	$74.07	$76.71
S&P 500	114.22	113.45	137.13	168.44	168.34
S&P 500 Department Stores	124.77	89.97	72.57	89.22	94.46

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2018	2017(1)	2016	2015	2014
		As Adjusted(2)	As Adjusted(2)
Net sales	$6,356,109	$6,261,477	$6,257,137	$6,595,626	$6,621,054
Percent change	2%	—%	(5)%	—%	1%
Cost of sales	4,291,520	4,199,718	4,166,411	4,350,805	4,272,605
Percent of sales	67.5%	67.1%	66.6%	66.0%	64.5%
Interest and debt expense, net	52,518	62,580	63,059	60,923	61,306
Income before income taxes and income on and equity in earnings of joint ventures	207,962	212,689	257,675	408,784	510,768
Income taxes (benefit)	37,730	(7,800)	88,500	140,770	179,480
Income on and equity in earnings of joint ventures	31	835	45	1,356	565
Net income	170,263	221,324	169,220	269,370	331,853
Net income per diluted common share	6.23	7.51	4.93	6.91	7.79
Dividends per common share	0.40	0.34	0.28	0.26	0.24
Book value per common share	63.70	60.77	53.41	49.98	49.02
Average number of diluted shares outstanding	27,311,513	29,486,671	34,308,211	39,004,500	42,603,236
Accounts receivable	49,853	38,437	47,308	47,138	56,510
Merchandise inventories	1,528,417	1,463,561	1,406,403	1,374,505	1,374,481
Property and equipment, net	1,586,733	1,696,276	1,790,267	1,939,832	2,029,171
Total assets	3,431,369	3,682,703	3,898,450	3,863,901	4,168,101
Long-term debt	365,569	365,429	526,106	613,061	612,815
Capital lease obligations	1,666	2,880	3,988	7,269	5,919
Other liabilities	238,731	240,173	238,424	238,980	250,455
Deferred income taxes	13,487	116,831	225,684	258,070	278,999
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,678,381	1,708,155	1,717,417	1,795,305	2,019,270
Number of stores
Opened	—	1	—	3	2
Closed	1	2	4	3	1
Total—end of year	291	292	293	297	297
___________________________________
(1)    Fiscal 2017 contains 53 weeks.

(2)	See Note 1, Description of Business and Summary of Significant Accounting Policies, in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

The items below are included in the Selected Financial Data.
2018
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
Dillard's, Inc. operates 291 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2018 reporting period presented and discussed below ended February 2, 2019 and contained 52 weeks. The fiscal 2017 reporting period presented and discussed below ended February 3, 2018 and contained 53 weeks. The fiscal 2016 reporting period presented and discussed below ended January 28, 2017 and contained 52 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended February 2, 2019 to the 52 weeks ended February 3, 2018. Additionally, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended January 27, 2018 to the 52 weeks ended January 28, 2017.
EXECUTIVE OVERVIEW
Fiscal 2018
The Company's performance during fiscal 2018 reflected positive sales trends during each quarter. Comparable retail sales increased 2% for the 52-week period ended February 2, 2019 compared to the 52-week period ended February 3, 2018. Gross margin from retail operations was flat as a percentage of sales at 33.6% for the 52 weeks ended February 2, 2019 compared to the 53 weeks ended February 3, 2018. Consolidated gross margin for the 52 weeks ended February 2, 2019 declined 45 basis points of sales compared to the 53 weeks ended February 3, 2018. The disparity between retail and consolidated gross margin performance is attributable to increased operations at CDI, which is a substantially lower margin business. Consolidated selling, general and administrative ("SG&A") expenses during the 52 weeks ended February 2, 2019 decreased 30 basis points of sales compared to the 53 weeks ended February 3, 2018. Net income decreased to $170.3 million, or $6.23 per share, during fiscal 2018 from $221.3 million, or $7.51 per share, in the prior year.
Included in net income for fiscal 2018 is $2.9 million ($0.11 per share) in tax benefits related to additional federal tax credits and an update of the provisional amounts recorded for the income tax effects of the Tax Cuts and Jobs Act of 2017.
Included in net income for fiscal 2017 is a pretax gain of $4.9 million ($3.2 million after tax or $0.11 per share) on disposal of assets related to the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment and a pretax loss of $0.8 million ($0.5 million after tax or $0.02 per share) related to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility. Also included in net income for the fiscal year is an estimated tax benefit of approximately $77.4 million ($2.62 per share) related to the Tax Cuts and Jobs Act of 2017.
During fiscal 2018, the Company repurchased $127.9 million, or 1.8 million shares, of Class A Common Stock under the Company's stock repurchase plans, with $406.9 million in authorization remaining under the March 2018 Stock Plan at February 2, 2019.
As of February 2, 2019, we had working capital of $837.0 million (including cash and cash equivalents of $123.5 million) and $565.6 million of total debt outstanding, excluding capital lease obligations, with no scheduled maturities in fiscal 2019. We operated 265 Dillard's locations, 26 clearance centers and one Internet store as of February 2, 2019.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2018		Fiscal 2017		Fiscal 2016
Net sales (in millions)	$6,356.1		$6,261.5		$6,257.1
Gross profit (in millions)	$2,064.6		$2,061.8		$2,090.7
Gross profit as a percentage of net sales	32.5%		32.9%		33.4%
Retail gross profit as a percentage of retail net sales	33.6%		33.6%		34.3%
Selling, general and administrative expenses as a percentage of net sales	26.6%		26.9%		26.3%
Cash flow from operations (in millions)	$367.3		$274.3		$512.2
Total retail store count at end of period	291		292		293
Retail sales per square foot	$127		$127		$126
Retail stores sales trend	2%	*	(1)%	**	(5)%
Comparable retail store sales trend	2%	*	—%	**	(5)%
Retail store inventory trend	4%		4%		2%
Retail merchandise inventory turnover	2.4		2.5		2.5

* Based upon the 52 weeks ended February 2, 2019 and the 52 weeks ended February 3, 2018
** Based upon the 52 weeks ended January 27, 2018 and the 52 weeks ended January 28, 2017.
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

2019 Guidance
A summary of management's estimates of certain financial measures for fiscal 2019 is shown below.

(in millions of dollars)	Fiscal 2019 Estimated	Fiscal 2018 Actual
Depreciation and amortization	$225	$224
Rentals	28	29
Interest and debt expense, net	46	53
Capital expenditures	140	137
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

Service charges and other income.  Service charges and other income includes income generated through the long-term marketing and servicing alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”). Other income includes rental income, shipping and handling fees, gift card breakage and lease income on leased departments.
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

Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs and charges related to the write-off of deferred financing fees in connection with the amendment of the Company's senior unsecured revolving credit facility.

Loss (gain) on disposal of assets.  Loss (gain) on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment, as well as gains from any insurance proceeds in excess of the cost basis of the insured assets.
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
Merchandise inventory.   All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 97% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 2, 2019 and February 3, 2018, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2018, 2017 or 2016. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $14 million for fiscal 2018.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $15.1 million and $14.3 million and return assets of $10.2 million and $9.5 million as of February 2, 2019 and February 3, 2018, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2018, 2017 and 2016.
The Company's share of income under the Wells Fargo Alliance and the Company's former long-term marketing and servicing alliance with Synchrony Financial, which expired in 2014 ("Synchrony Alliance"), involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $94 million, $101 million and $104 million from the alliance in fiscal 2018, 2017 and 2016, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
Revenues from CDI construction contracts are generally measured based on the ratio of costs incurred to total estimated contract costs (the "cost-to-cost method"). Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on stand-alone selling prices. Construction contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods and services that are not distinct from the existing contracts; therefore, the modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation for which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. The length of each contract varies but is typically nine to eighteen months. The progress towards completion is determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. Estimated contract losses are recognized in full when determined.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 2, 2019 and February 3, 2018, insurance accruals of $42.0 million and $40.4 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2018 and 2017, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net income by $3.0 million for fiscal 2018.
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
The Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the fair value, the carrying value is reduced to its fair value. Various factors including future sales growth, profit margins and real estate values are included in this analysis. To the extent these future projections, the Company's strategies, or market conditions change, the conclusion regarding impairment may differ from the current estimates.
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
The total amount of unrecognized tax benefits as of February 2, 2019 was $2.7 million, of which $1.6 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 3, 2018 was $3.2 million, of which $2.3 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2015 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension Index Curve (formerly the Citigroup Above Median Pension Index Curve) on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate increased to 4.0% as of February 2, 2019 from 3.7% as of February 3, 2018. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $193.9 million is appropriately stated as of February 2, 2019; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $11 million. The Company expects to make a contribution to the pension plan of approximately $5.4 million in fiscal 2019. The Company expects pension expense to be approximately $11.3 million in fiscal 2019 with a liability of $199.8 million at February 1, 2020.
RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 2, 2019		February 3, 2018		January 28, 2017
			As Adjusted(1)		As Adjusted(1)
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,356,109	100.0%	$6,261,477	100.0%	$6,257,137	100.0%
Service charges and other income	147,240	2.3	161,199	2.6	160,871	2.6
	6,503,349	102.3	6,422,676	102.6	6,418,008	102.6
Cost of sales	4,291,520	67.5	4,199,718	67.1	4,166,411	66.6
Selling, general and administrative expenses	1,691,180	26.6	1,684,916	26.9	1,646,775	26.3
Depreciation and amortization	223,815	3.5	231,595	3.7	243,657	3.9
Rentals	28,646	0.5	28,012	0.4	25,954	0.4
Interest and debt expense, net	52,518	0.8	62,580	1.0	63,059	1.0
Other expense	7,660	0.1	8,026	0.1	8,882	0.1
Loss (gain) on disposal of assets	48	—	(4,860)	(0.1)	(905)	—
Asset impairment and store closing charges	—	—	—	—	6,500	0.1
Income before income taxes and income on and equity in earnings of joint ventures	207,962	3.3	212,689	3.4	257,675	4.1
Income taxes (benefit)	37,730	0.6	(7,800)	(0.1)	88,500	1.4
Income on and equity in earnings of joint ventures	31	—	835	—	45	—
Net income	$170,263	2.7%	$221,324	3.5%	$169,220	2.7%

(1)	See Note 1, Description of Business and Summary of Significant Accounting Policies, in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

Sales

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales:
Retail operations segment	$6,120,758	$6,108,037	$6,071,570
Construction segment	235,351	153,440	185,567
Total net sales	$6,356,109	$6,261,477	$6,257,137
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2018-2017(1)	Fiscal 2017-2016(2)
Retail operations segment
Cosmetics	1.9%	(4.3)%
Ladies' apparel	0.2	2.1
Ladies' accessories and lingerie	2.1	(1.2)
Juniors' and children's apparel	3.3	0.9
Men's apparel and accessories	3.4	0.4
Shoes	(0.5)	(2.2)
Home and furniture	4.9	(2.4)
Construction segment	53.4	(17.3)
___________________________________

(1) Based upon the 52 weeks ended February 2, 2019 and 52 weeks ended February 3, 2018
(2) Based upon the 52 weeks ended January 27, 2018 and 52 weeks ended January 28, 2017

2018 Compared to 2017
Net sales from the retail operations segment increased $12.7 million during the 52-week period ended February 2, 2019 compared to the 53-week period ended February 3, 2018, remaining unchanged on a percentage basis in total stores. Sales in comparable stores increased 2% for the 52-week period ended February 2, 2019 compared to the 52-week period ended February 3, 2018. During the same 52-week periods, sales of home and furniture increased significantly. Sales of ladies' accessories and lingerie, men's apparel and accessories, juniors' and children's apparel and cosmetics increased moderately. Sales of ladies' apparel remained essentially flat, while sales of shoes decreased slightly.
The number of sales transactions during the 52-week period ended February 2, 2019 decreased 2% over the 52-week period ended February 3, 2018 while the average dollars per sales transaction increased 3%.
Net sales from the construction segment increased $81.9 million or 53.4% during fiscal 2018 as compared to fiscal 2017 due to an increase in construction projects. The backlog of awarded construction contracts at February 2, 2019 totaled $335.1 million, increasing approximately 5% from February 3, 2018.
2017 Compared to 2016
Net sales from the retail operations segment increased $36.6 million during the 53-week period ended February 3, 2018 compared to the 52-week period ended January 28, 2017, increasing 1% in total stores. Sales in comparable stores remained unchanged on a percentage basis for the 52-week period ended January 27, 2018 compared to the 52-week period ended January 28, 2017. During the same 52-week periods, sales of ladies' apparel increased moderately, and sales of juniors' and children's apparel increased slightly. Sales of men's apparel and accessories remained essentially flat. Sales of ladies' accessories and lingerie decreased slightly, while sales of cosmetics, shoes and home and furniture decreased moderately.
The number of sales transactions during the 52-week period ended January 27, 2018 decreased 3% over the 52-week period ended January 28, 2017 while the average dollars per sales transaction increased 2%.

Net sales from the construction segment decreased $32.1 million or 17.3% during fiscal 2017 as compared to fiscal 2016 due to a decrease in construction projects. The backlog of awarded construction contracts at February 3, 2018 totaled $319.7 million, increasing approximately 36% from January 28, 2017.
Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2018, 2017 and 2016 was 20.7%, 21.4% and 21.7% of total net sales, respectively.
Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016	2018 - 2017	2017 - 2016	2018 - 2017	2017 - 2016
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$93.6	$101.3	$103.5	$(7.7)	$(2.2)	(7.6)%	(2.1)%
Leased department income	5.3	6.0	7.3	(0.7)	(1.3)	(11.7)	(17.8)
Shipping and handling income	26.6	33.3	29.2	(6.7)	4.1	(20.1)	14.0
Other	16.0	17.9	19.3	(1.9)	(1.4)	(10.6)	(7.3)
	141.5	158.5	159.3	(17.0)	(0.8)	(10.7)	(0.5)
Construction segment	5.7	2.7	1.6	3.0	1.1	111.1	68.8
Total	$147.2	$161.2	$160.9	$(14.0)	$0.3	(8.7)%	0.2%
2018 Compared to 2017
Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliances decreased $7.7 million in fiscal 2018 compared to fiscal 2017 primarily due to an increase in funding costs in 2018 and a sales tax settlement from the former Synchrony Alliance during fiscal 2017. Shipping and handling income decreased in fiscal 2018 compared to fiscal 2017 primarily due to an increase in online orders qualifying for free shipping.
2017 Compared to 2016
Service charges and other income is composed primarily of income from the Wells Fargo Alliance and former Synchrony Alliance. Income from the alliances decreased $2.2 million in fiscal 2017 compared to fiscal 2016 primarily due to a decrease in finance charge income and an increase in funding costs, partially offset by a sales tax settlement from the former Synchrony Alliance.
Leased department income is primarily earned from an upscale women's apparel vendor in certain stores. During fiscal 2017, the vendor filed for bankruptcy; however, the vendor was subsequently acquired, and the operations of the business remained intact.
Gross Profit

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Gross profit:
Retail operations segment	$2,056,010	$2,054,969	$2,081,935
Construction segment	8,579	6,790	8,791
Total gross profit	$2,064,589	$2,061,759	$2,090,726
Gross profit as a percentage of segment net sales:
Retail operations segment	33.6%	33.6%	34.3%
Construction segment	3.7	4.4	4.7
Total gross profit as a percentage of net sales	32.5	32.9	33.4

2018 Compared to 2017
Gross profit as a percentage of net sales declined 45 basis points of sales during fiscal 2018 compared to fiscal 2017. Gross profit from retail operations was flat as a percentage of segment net sales during the same periods.
During fiscal 2018, gross margin increased slightly in men's apparel and shoes. Gross margin remained essentially flat in ladies' apparel, juniors' and children's apparel and home and furniture. Gross margin declined slightly in ladies' accessories and lingerie and cosmetics.
Gross profit from the construction segment decreased 78 basis points of segment net sales. The basis point decrease was due to a decrease in fees for external contracts.
Retail store inventory increased 4% at February 2, 2019 compared to February 3, 2018.
2017 Compared to 2016
Gross profit as a percentage of net sales declined 48 basis points of sales during fiscal 2017 compared to fiscal 2016. Gross profit from retail operations declined 65 basis points of segment net sales during the same periods primarily due to increased markdowns.
During fiscal 2017, gross margin declined slightly in ladies' apparel, cosmetics and juniors' and children's apparel. Gross margin declined moderately in ladies' accessories and lingerie. Gross margin remained essentially flat in shoes and home and furniture. Gross margin increased slightly in men's apparel and accessories.
Gross profit from the construction segment decreased $2.0 million and 31 basis points of segment net sales. The basis point decrease was due to a decrease in fees for external contracts.
Retail store inventory increased 4% at February 3, 2018 compared to January 28, 2017.
Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
SG&A:
Retail operations segment	$1,682,179	$1,677,850	$1,640,771
Construction segment	9,001	7,066	6,004
Total SG&A	$1,691,180	$1,684,916	$1,646,775
SG&A as a percentage of segment net sales:
Retail operations segment	27.5%	27.5%	27.0%
Construction segment	3.8	4.6	3.2
Total SG&A as a percentage of net sales	26.6	26.9	26.3
2018 Compared to 2017
SG&A increased $6.3 million and decreased 30 basis points of sales during the 52 weeks ended February 2, 2019 compared to the 53 weeks ended February 3, 2018. The dollar increase in expenses was primarily driven by payroll, primarily selling payroll, and services purchased.
2017 Compared to 2016
SG&A increased $38.1 million and 59 basis points of sales during the 53 weeks ended February 3, 2018 compared to the 52 weeks ended January 28, 2017. The dollar increase in expenses was primarily driven by payroll due to the additional week of operations during the 2017 reporting period.

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Depreciation and amortization:
Retail operations segment	$223,175	$230,946	$242,981
Construction segment	640	649	676
Total depreciation and amortization	$223,815	$231,595	$243,657
2018 Compared to 2017
Depreciation and amortization expense decreased $7.8 million during fiscal 2018 compared to fiscal 2017, primarily due to the timing and composition of capital expenditures.
2017 Compared to 2016
Depreciation and amortization expense decreased $12.1 million during fiscal 2017 compared to fiscal 2016, primarily due to the timing and composition of capital expenditures.
Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Interest and debt expense (income), net:
Retail operations segment	$52,574	$62,638	$63,127
Construction segment	(56)	(58)	(68)
Total interest and debt expense, net	$52,518	$62,580	$63,059
2018 Compared to 2017
Net interest and debt expense decreased $10.1 million and total weighted average debt outstanding decreased $79.8 million during the 52-week period ended February 2, 2019 compared to the 53-week period ended February 3, 2018 primarily due to a note maturity partially offset by an increase in short term borrowings under the credit facility.
2017 Compared to 2016
Net interest and debt expense decreased $0.5 million during the 53-week period ended February 3, 2018 compared to the 52-week period ended January 28, 2017 primarily due to an increase in capitalized interest and investment income. Total weighted average debt outstanding during fiscal 2017 decreased approximately $14.5 million compared to fiscal 2016, due to a decrease in short term borrowings under the credit facility and a note maturity in 2017.

Other Expense

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Other expense:
Retail operations segment	$7,660	$8,026	$8,882
Construction segment	—	—	—
Total other expense	$7,660	$8,026	$8,882

2018 Compared to 2017
During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-07 and applied the amendments retrospectively, as required (See Note 1, Description of Business and Summary of Significant Accounting Policies, in the "Notes to Consolidated Financial Statements" in Item 8 hereof). As a result of the adoption of ASU No. 2017-07, the interest cost and net actuarial loss components of net periodic benefit costs, $7.7 million and $7.2 million for the 52 weeks ended February 2, 2019 and 53 weeks ended February 3, 2018, respectively, were included in other expense rather than selling, general and administrative expenses in the consolidated statements of income.

During fiscal 2017, we also recorded charges totaling $0.8 million due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.
2017 Compared to 2016
As a result of the adoption of ASU No. 2017-07, the interest cost and net actuarial loss components of net periodic benefit costs, of $7.2 million and $8.9 million for the 53-week period ended February 3, 2018 and the 52-week period ended January 28, 2017, respectively, were included in other expense rather than selling, general and administrative expenses in the consolidated statements of income. During fiscal 2017, we also recorded charges totaling $0.8 million due to the write-off of certain deferred financing fees.
Loss (Gain) on Disposal of Assets

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Loss (gain) on disposal of assets:
Retail operations segment	$53	$(4,855)	$(886)
Construction segment	(5)	(5)	(19)
Total loss (gain) on disposal of assets	$48	$(4,860)	$(905)
Fiscal 2017
During fiscal 2017, the Company received proceeds of $16.8 million primarily from the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment, resulting in a gain of $4.9 million that was recorded in gain on disposal of assets.
Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Asset impairment and store closing charges:
Retail operations segment	$—	$—	$6,500
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$—	$6,500
Fiscal 2016
Asset impairment for fiscal 2016 consisted of the write-down of a cost method investment.
Income Taxes
The Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during fiscal 2017. During fiscal 2018, the Company finalized its accounting of the income tax effects of the Act, within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was 18.1% in fiscal 2018, (3.7)% in fiscal 2017 and 34.3% in fiscal 2016. The Company expects the fiscal 2019 federal and state effective income tax rate to approximate 21% to 22%.
Fiscal 2018
During fiscal 2018, income taxes included tax benefits of approximately $4.6 million related to federal tax credits, which includes approximately $1.4 million of additional prior year credits primarily related to the employee retention credit available to employers impacted by the 2017 hurricanes. Income taxes also included the recognition of tax benefits of approximately $1.5 million for an update to the provisional amounts previously recorded to net deferred tax liabilities related to the Act.

Fiscal 2017
During fiscal 2017, income taxes included estimated tax benefits of approximately $77.4 million related to the Act. The Company’s estimate of this benefit was comprised of: (1) approximately $74.2 million for the effect of reduced future corporate income tax rates on existing net deferred tax liabilities; and (2) approximately $3.2 million due to the lower blended federal statutory income tax rate in effect for fiscal 2017. Income taxes also included the recognition of tax benefits of approximately $4.4 million related to federal tax credits, which includes the employee retention credit available to employers impacted by the 2017 hurricanes.
Fiscal 2016
During fiscal 2016, income taxes included the recognition of tax benefits of approximately $2.4 million related to federal tax credits. These tax benefits were partially offset by tax expense of approximately $1.9 million due to net increases in valuation allowances related to state net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
The Company's current non-operating priorities for its use of cash are strategic investments to enhance the value of existing properties, stock repurchases and dividend payments to stockholders.
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016	2018 - 2017	2017 - 2016
Operating Activities	$367,288	$274,285	$512,210	33.9%	(46.5)%
Investing Activities	(127,749)	(110,207)	(114,852)	(15.9)	4.0
Financing Activities	(303,058)	(324,035)	(253,242)	6.5	(28.0)
Total Cash Provided (Used)	$(63,519)	$(159,957)	$144,116
Operating Activities
The primary source of the Company's liquidity is cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.1%, 95.1% and 94.6% of total revenues in fiscal 2018, 2017 and 2016, respectively.
Operating cash inflows also include the Company's income and reimbursements from the Wells Fargo Alliance and cash distributions from joint ventures (excluding returns of investments). Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
Wells Fargo owns and manages the Dillard's private label cards under the Wells Fargo Alliance. Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in fiscal 2024.

The Company received income of approximately $94 million, $101 million and $104 million from the Wells Fargo Alliance and former Synchrony Alliance during fiscal 2018, 2017 and 2016, respectively.
Net cash flows from operations increased $93.0 million during fiscal 2018 compared to fiscal 2017. This increase was primarily attributable to an increase in trade accounts payable and accrued expenses and other liabilities.

Net cash flows from operations decreased $237.9 million during fiscal 2017 compared to fiscal 2016. This decrease was primarily attributable to a decrease of $200 million related to changes in working capital items, primarily decreases in trade accounts payable and increases in inventory, and decreases in deferred income taxes.
Investing Activities
Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.
Capital expenditures increased $6.6 million for fiscal 2018 compared to fiscal 2017. The increase in capital expenditures was primarily related to the remodeling of existing stores during the current year. Additionally, the Company purchased a store at Richland Fashion Square in Waco, Texas (150,000 square feet) and a store at Westgate Mall in Amarillo, Texas (156,000 square feet). The Company plans for these stores to be operational in 2021 and 2023, respectively. During fiscal 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. These proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The Company used the proceeds for the acquisition of a replacement property at the Oaks Mall in Gainesville, Florida (90,000 square feet) and opened the new store in November 2018.
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
Capital expenditures for fiscal 2019 are expected to be approximately $140 million. These expenditures are primarily for the construction and remodeling of stores.
During fiscal 2018, we closed the Cincinnati West clearance center in Cincinnati, Ohio (115,000 square feet) and announced the closure of the Muskogee store in Muskogee, Oklahoma (70,000 square feet). Subsequent to year end, we announced the closure of the Southern Park Mall store in Boardman, Ohio (186,000). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to these stores when they close.
During fiscal 2017, we closed the Salina store in Salina, Kansas (70,000 square feet) and the Greenspoint clearance center in Houston, Texas (70,000 square feet).
During fiscal 2018, the Company received life insurance proceeds of $3.5 million related to two policies.
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
During fiscal 2016, we received proceeds from the sale of property and equipment of $1.2 million and recorded a related gain of $0.9 million. Life insurance proceeds of $4.8 million related to two life insurance policies were included in insurance proceeds.
During fiscal 2016, the Company invested $20.0 million in an existing open air center joint venture located in Bonita Springs, Florida. The investment was funded using cash on hand. The joint venture used these funds in the refinancing of its debt. The Company received distributions of $3.8 million, $3.5 million and $2.5 million from this investment in 2018, 2017 and 2016, respectively.
Financing Activities
Our primary source of cash inflows from financing activities is generally our $800 million senior unsecured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, capital lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities decreased to $303.0 million in fiscal 2018 from $324.0 million in fiscal 2017. This reduction was primarily due to the decrease in purchases of treasury stock partially offset by an increase in debt maturities.
Cash used in financing activities increased to $324.0 million in fiscal 2017 from $253.2 million in fiscal 2016. This decrease in cash of $70.8 million was primarily due to the debt payment of $87.2 million for the maturity of the 6.625% Notes.

Stock Repurchase.    In March 2018, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("March 2018 Stock Plan").
During fiscal 2018, the Company repurchased 1.8 million shares of Class A Common Stock at an average price of $71.17 per share for $127.9 million, completing the authorization under the Company's previous stock repurchase plan authorized by the Company's Board of Directors in February 2016 and beginning share repurchases under the March 2018 Stock Plan. Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. As of February 2, 2019, $406.9 million of authorization remained under the March 2018 Stock Plan.
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
No borrowings were outstanding at February 2, 2019. Letters of credit totaling $21.8 million were issued under the new credit agreement leaving unutilized availability under the facility of $778.2 million at February 2, 2019. The Company had weighted-average borrowings of $85.9 million, $9.5 million and $19.8 million during fiscal 2018, 2017 and 2016, respectively.
Peak borrowings under the credit facility were $329 million during fiscal 2018.
To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At February 2, 2019, the Company was in compliance with all financial covenants related to the credit agreement.
Long-term Debt.    At February 2, 2019, the Company had $365.6 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.0% to 7.875% with due dates from fiscal 2022 through fiscal 2028.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2019	$—
2020	—
2021	—
2022	44.8
2023	—
During fiscal 2018, the Company decreased its net level of outstanding debt and capital leases by $161.9 million, specifically related to the maturity of 7.13% Notes of $161.0 million and capital leases.
During fiscal 2017, the Company decreased its net level of outstanding debt and capital leases by $90.2 million, specifically related to the maturity of 6.625% Notes of $87.2 million and capital leases, compared to a decrease of $3.0 million in fiscal 2016. No debt matured during fiscal 2016.

Subordinated Debentures.    As of February 2, 2019, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.
Fiscal 2019 Outlook
During fiscal 2019, the Company expects to finance its capital expenditures and its working capital requirements, as well as stock repurchases and the payment of dividends from cash on hand, cash flows generated from operations and utilization of the credit facility. At present, there are numerous general business and economic factors impacting the retail industry that could affect the Company's liquidity. These factors include: consumer confidence; economic instability around the globe; and other factors that are both separate from, and outgrowths of, these factors. These conditions could impact our net sales which may result in reduced cash flows if we are unable to appropriately manage our inventory levels and expenses. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$366,625	$—	$—	$44,800	$321,825
Interest on long-term debt	220,947	27,301	54,601	51,270	87,775
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	292,561	14,959	29,918	30,205	217,479
Capital lease obligations, including interest	3,231	1,428	1,803	—	—
Benefit plan participant payments	195,852	5,810	19,614	22,913	147,515
Purchase obligations(1)	1,445,596	1,445,596	—	—	—
Operating leases(2)	68,767	19,847	26,114	8,274	14,532
Total contractual cash obligations(3)(4)	$2,793,579	$1,514,941	$132,050	$157,462	$989,126
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,441.2 million of the purchase obligations.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 13% of minimum lease obligations in fiscal 2018.

(3)
The total liability for unrecognized tax benefits is $2.0 million, including tax, penalty, and interest. The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $25.2 million and gift card liabilities of $20.2 million and have excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$800 million line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	21,841	21,841	—	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$21,841	$21,841	$—	$—	$—
___________________________________

(1)	At February 2, 2019, letters of credit totaling $21.8 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.
FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the headings "2019 Guidance" and "Fiscal 2019 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for fiscal 2019, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

Expected Maturity Date (fiscal year)
(in thousands of dollars)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$—	$44,800	$—	$321,825	$366,625	$384,346
Average fixed interest rate	—%	—%	—%	7.9%	—%	7.4%	7.5%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$215,200
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $800 million senior unsecured revolving credit facility. Outstanding balances under this facility bear interest at a variable rate of LIBOR plus 1.375%. The Company had weighted average borrowings under this facility of $85.9 million during fiscal 2018. Based on the average amount outstanding during fiscal 2018, a 100 basis point change in interest rates would result in an approximate $0.9 million annual change to interest expense.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2019.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of February 2, 2019. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2018 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,748,111
Total	—	$—	8,748,111
___________________________________

*	Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

•	1990 Incentive and Nonqualified Stock Option Plan

•	1998 Incentive and Nonqualified Stock Option Plan

•	2000 Incentive and Nonqualified Stock Option Plan

•	Dillard's, Inc. Stock Bonus Plan

•	Dillard's, Inc. Stock Purchase Plan

•	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan
There are no non-stockholder approved plans. Balances presented in the table above are as of February 2, 2019.

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

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard's, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended April 29, 2017, File No. 1-6140).

*+10(h)	Amended and Restated Dillard's Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

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

*10(k)
Amendment No. 1 to Five-Year Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of August 11, 2017, File No. 1-6140).

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
Date: March 29, 2019
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

Date: March 29, 2019

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended February 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Dillard’s, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, on February 4, 2018 the Company adopted Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Dallas, Texas
March 29, 2019

Consolidated Balance Sheets
Dollars in Thousands

	February 2, 2019	February 3, 2018
		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$123,509	$187,028
Accounts receivable	49,853	38,437
Merchandise inventories	1,528,417	1,463,561
Other current assets	68,753	50,359
Total current assets	1,770,532	1,739,385
Property and equipment:
Land and land improvements	64,003	64,003
Buildings and leasehold improvements	3,125,629	3,096,838
Furniture, fixtures and equipment	603,698	1,041,758
Buildings under construction	6,707	1,464
Buildings and equipment under capital leases	14,556	23,648
Less accumulated depreciation and amortization	(2,227,860)	(2,531,435)
	1,586,733	1,696,276
Other assets	74,104	247,042
Total assets	$3,431,369	$3,682,703
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$921,205	$845,281
Current portion of long-term debt	—	160,927
Current portion of capital lease obligations	1,214	1,107
Federal and state income taxes	11,116	41,920
Total current liabilities	933,535	1,049,235
Long-term debt	365,569	365,429
Capital lease obligations	1,666	2,880
Other liabilities	238,731	240,173
Deferred income taxes	13,487	116,831
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A—119,899,553 and 119,860,744 shares issued; 22,338,129 and 24,096,228 shares outstanding	1,199	1,199
Common stock, Class B (convertible)—4,010,401 and 4,010,401 shares issued and outstanding	40	40
Additional paid-in capital	948,835	946,147
Accumulated other comprehensive loss	(12,809)	(15,444)
Retained earnings	4,458,006	4,365,219
Less treasury stock, at cost, Class A—97,561,424 and 95,764,516 shares	(3,716,890)	(3,589,006)
Total stockholders' equity	1,678,381	1,708,155
Total liabilities and stockholders' equity	$3,431,369	$3,682,703
(1) See Note 1, Description of Business and Summary of Significant Accounting Policies
See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Per Share Data

	Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
		As Adjusted(1)	As Adjusted(1)
Net sales	$6,356,109	$6,261,477	$6,257,137
Service charges and other income	147,240	161,199	160,871
	6,503,349	6,422,676	6,418,008
Cost of sales	4,291,520	4,199,718	4,166,411
Selling, general and administrative expenses	1,691,180	1,684,916	1,646,775
Depreciation and amortization	223,815	231,595	243,657
Rentals	28,646	28,012	25,954
Interest and debt expense, net	52,518	62,580	63,059
Other expense	7,660	8,026	8,882
Loss (gain) on disposal of assets	48	(4,860)	(905)
Asset impairment and store closing charges	—	—	6,500
Income before income taxes and income on and equity in earnings of joint ventures	207,962	212,689	257,675
Income taxes (benefit)	37,730	(7,800)	88,500
Income on and equity in earnings of joint ventures	31	835	45
Net income	$170,263	$221,324	$169,220
Earnings per common share:
Basic	$6.23	$7.51	$4.93
Diluted	6.23	7.51	4.93
(1) See Note 1, Description of Business and Summary of Significant Accounting Policies

   See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$170,263	$221,324	$169,220
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $1,646, ($1,395) and $3,686)	5,177	(4,307)	5,981
Comprehensive income	$175,440	$217,017	$175,201
   See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Share and Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 30, 2016	$1,198	$40	$940,796	$(17,118)	$3,994,211	$(3,123,822)	$1,795,305
Net income	—	—	—	—	169,220	—	169,220
Other comprehensive income	—	—	—	5,981	—	—	5,981
Issuance of 47,554 shares under stock bonus plans	—	—	2,671	—	—	—	2,671
Purchase of 3,810,385 shares of treasury stock	—	—	—	—	—	(246,173)	(246,173)
Cash dividends declared:
Common stock, $0.28 per share	—	—	—	—	(9,587)	—	(9,587)
Balance, January 28, 2017	1,198	40	943,467	(11,137)	4,153,844	(3,369,995)	1,717,417
Net income	—	—	—	—	221,324	—	221,324
Other comprehensive loss	—	—	—	(4,307)	—	—	(4,307)
Issuance of 46,042 shares under stock bonus plans	1	—	2,680	—	—	—	2,681
Purchase of 4,096,972 shares of treasury stock	—	—	—	—	—	(219,011)	(219,011)
Cash dividends declared:
Common stock, $0.34 per share	—	—	—	—	(9,949)	—	(9,949)
Balance, February 3, 2018	1,199	40	946,147	(15,444)	4,365,219	(3,589,006)	1,708,155
Net income	—	—	—	—	170,263	—	170,263
Cumulative effect adjustment related to ASU 2016-16 and 2018-02	—	—	—	(2,542)	(66,574)	—	(69,116)
Other comprehensive income	—	—	—	5,177	—	—	5,177
Issuance of 38,809 shares under stock bonus plans	—	—	2,688	—	—	—	2,688
Purchase of 1,796,908 shares of treasury stock	—	—	—	—	—	(127,884)	(127,884)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	—	(10,902)	—	(10,902)
Balance, February 2, 2019	$1,199	$40	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
		As Adjusted(1)	As Adjusted(1)
Operating activities:
Net income	$170,263	$221,324	$169,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	225,849	233,683	245,923
Deferred income taxes	334	(102,065)	(35,703)
Loss (gain) on disposal of assets	48	1,000	(905)
Proceeds from insurance	—	—	3,173
Gain from insurance proceeds	—	(5,861)	(1,635)
Loss on early extinguishment of debt	—	797	—
Asset impairment and store closing charges	—	—	6,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,416)	8,871	(1,743)
Increase in merchandise inventories	(64,856)	(57,158)	(33,436)
(Increase) decrease in other current assets	(17,416)	(1,902)	9,224
(Increase) decrease in other assets	(10,419)	2,196	1,047
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	104,060	(20,395)	156,750
Decrease in income taxes payable	(29,159)	(6,205)	(6,205)
Net cash provided by operating activities	367,288	274,285	512,210
Investing activities:
Purchase of property and equipment	(137,064)	(130,464)	(104,824)
Proceeds from disposal of assets	2,003	11,683	1,150
Proceeds from insurance	3,477	5,114	6,322
Investment in joint venture	—	—	(20,000)
Distribution from joint venture	3,835	3,460	2,500
Net cash used in investing activities	(127,749)	(110,207)	(114,852)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(162,066)	(90,483)	(3,284)
Cash dividends paid	(11,108)	(9,424)	(9,787)
Purchase of treasury stock	(129,884)	(223,013)	(240,171)
Issuance cost of line of credit	—	(1,115)	—
Net cash used in financing activities	(303,058)	(324,035)	(253,242)
(Decrease) increase in cash and cash equivalents	(63,519)	(159,957)	144,116
Cash and cash equivalents, beginning of year	187,028	346,985	202,869
Cash and cash equivalents, end of year	$123,509	$187,028	$346,985
Non-cash transactions:
Accrued capital expenditures	$2,597	$23,084	$3,453
Stock awards	2,688	2,680	2,671
Accrued purchases of treasury stock	—	2,000	6,002
(1) See Note 1, Description of Business and Summary of Significant Accounting Policies
 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2018 ended on February 2, 2019 and included 52 weeks, fiscal year 2017 ended on February 3, 2018 and included 53 weeks and fiscal year 2016 ended on January 28, 2017 and included 52 weeks.
Consolidation—The accompanying consolidated financial statements include the accounts of Dillard's, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures are accounted for by the equity method where the Company does not have control.
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventories, sales return, self-insured accruals, future cash flows and real estate values for impairment analysis, pension discount rate and taxes. Actual results could differ from those estimates.
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
Accounts Receivable—Accounts receivable primarily consists of construction receivables of the Company's general contracting construction company, CDI Contractors, LLC ("CDI"), and the monthly settlement with Wells Fargo for Dillard's share of earnings from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.
Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 97% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 2, 2019 and February 3, 2018, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2018, 2017 or 2016.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2018, 2017 and 2016 was $0.2 million, $0.7 million and $0.1 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of February 2, 2019 are assets held for sale in the amount of $8.6 million. During fiscal 2018, the Company received cash proceeds of$1.9 million from the sale of a location classified as an asset held for sale. During fiscal 2017, the Company realized a gain of $4.9 million on disposal of assets primarily related to the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment. During 2016, the Company realized gains on the disposal of property and equipment of $0.9 million.
Depreciation expense on property and equipment was approximately $224 million, $232 million and $244 million for fiscal 2018, 2017 and 2016, respectively.
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
Other Assets—In January 2011, the Company formed a wholly-owned subsidiary intended to operate as a real estate investment trust (“REIT”). The Company made a taxable transfer of certain properties to this subsidiary, thereby increasing the tax basis of the properties to their fair values as of the date of transfer ("REIT Transaction") and recorded a deferred charge to reflect the income tax effects of this intra-entity transfer. At February 2, 2019 and February 3, 2018, other assets included the deferred charge related to the REIT Transaction of $0 and $173.7 million, respectively. See Recently Adopted Accounting Pronouncements, Intra-Entity Transfers of Assets Other Than Inventory, for further discussion below.
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
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label cards under a 10-year agreement ("Wells Fargo Alliance"). The Company's share of income under the Wells Fargo Alliance is included as a component of service charges and other income. The Company received income of approximately $94 million, $101 million and $104 million from the Wells Fargo and former Synchrony alliances in fiscal 2018, 2017 and 2016, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
Revenue from CDI construction contracts is generally measured based on the ratio of costs incurred to total estimated contract costs (the "cost-to-cost method"). The length of each contract varies but is typically nine to eighteen months. The progress towards completion is determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded in the current period.
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 2, 2019 and February 3, 2018, gift card liabilities of $58.2 million and $58.9 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $40.4 million, $42.5 million and $42.8 million, net of cooperative advertising reimbursements of $15.1 million, $19.9 million and $27.5 million for fiscal years 2018, 2017 and 2016, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

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
Income on and Equity in Earnings of Joint Ventures—Income on and equity in earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as distributions (excluding returns of investments) of excess cash from an open air center joint venture.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2018.
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

We adopted the requirements of the new standard as of February 4, 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as further described herein. We applied the new standard using the following practical expedients: (1) for a completed contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before the date of initial application, an entity need not restate contracts that begin and end within the same annual reporting period; (2) for completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed, rather than estimating variable consideration amounts in the comparative reporting periods; (3) for all reporting periods presented before the date of initial application, February 4, 2018, an entity is not required to disclose the amount of the transaction price allocated to the remaining performance obligations or when the entity expects to recognize that amount as revenue; and (4) for contracts modified prior to the beginning of fiscal year 2016, an entity can reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The application of these practical expedients primarily impacted our evaluation of the revenue recognition of our construction segment.

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

We adjusted our consolidated financial statements from amounts previously reported due to the adoption of the new standard. The Company's net sales are recorded net of anticipated returns of merchandise. Under the new standard, both a return asset and an allowance for sales returns are recorded, which differs from the historical presentation of a net allowance for sales returns. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Additionally, we reclassified contract assets related to our construction segment from accounts receivable to other current assets in our consolidated balance sheets.

Select consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	February 3, 2018
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable	$39,650	$(1,213)	$38,437
Other current assets	39,612	10,747	50,359
Liabilities and stockholders' equity
Trade accounts payable and accrued expenses	835,747	9,534	845,281

Select consolidated statements of income line items, including net sales and service charges and other income, reflect the adoption of the new standard. The impact of the adoption on the consolidated statements of income for the fiscal years ended February 3, 2018 and January 28, 2017 was not material.

Select consolidated statement of cash flow line items within operating activities reflect the adoption of the new standard. The impact on the consolidated statements of cash flows for the fiscal years ended February 3, 2018 and January 28, 2017 was not material.

The Company operates in two reportable segments:  the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”). The Company determined that the presentation of the percentage of net sales by segment and major product line was consistent with the disaggregation of revenue required by the new standard. See Note 2, Business Segments. For the retail operations segment, total assets increased by $9.5 million as of February 3, 2018.

The retail operations segment gives rise to contract liabilities through the loyalty program and through the issuances of gift cards. The loyalty program liability and a portion of the gift card liability is included in trade accounts payable and accrued expenses, and a portion of the gift card liability is included in other liabilities on the consolidated balance sheets. Retail operations segment contract liabilities are as follows:

Retail
(in thousands of dollars)	February 2, 2019	February 3, 2018	January 28, 2017
Contract liabilities	$72,852	$73,059	$73,639

During the fiscal years ended February 2, 2019 and February 3, 2018, the Company recorded $55.3 million and $54.9 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $73.1 million and $73.6 million, at February 3, 2018 and January 28, 2017, respectively.

Construction contracts give rise to accounts receivable, contract assets and contract liabilities. We record accounts receivable based on amounts billed to customers. We also record costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in other current assets and trade accounts payable and accrued expenses in the consolidated balance sheets, respectively. The amounts included in the consolidated balance sheets are as follows:

Construction
(in thousands of dollars)	February 2, 2019	February 3, 2018	January 28, 2017
Accounts receivable	$31,867	$20,136	$30,190
Costs and estimated earnings in excess of billings on uncompleted contracts	1,165	1,213	922
Billings in excess of costs and estimated earnings on uncompleted contracts	7,414	5,503	8,826
During the fiscal years ended February 2, 2019 and February 3, 2018, the Company recorded $5.2 million and $8.6 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.5 million and $8.8 million at February 3, 2018 and January 28, 2017, respectively.
The remaining performance obligations related to executed construction contracts totaled $143.9 million and $273.9 million at February 2, 2019 and February 3, 2018, respectively.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of net periodic pension cost in the income statement. We adopted the requirements of ASU No. 2017-07 as of February 4, 2018 and applied the amendments retrospectively, as required. As a result of the adoption of ASU No. 2017-07, the service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the consolidated statements of income. For the fiscal years ended February 3, 2018 and January 28, 2017, $7.2 million and $8.9 million has been reclassified from selling, general and administrative expenses to other expense, respectively. See Note 8, Benefit Plans.
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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to improve the usefulness of information reported to financial statement users by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU No. 2018-02 during the first quarter of fiscal 2018 and applied the amendments in the period of adoption. The adoption of ASU No. 2018-02 resulted in an increase of approximately $2.5 million to both accumulated other comprehensive loss and retained earnings in the Company’s consolidated financial statements.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments within ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard during the first quarter of fiscal 2018. The adoption of ASU No. 2016-15 did not have a material impact to the consolidated financial statements.
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
The Company's operating leases include building and equipment leases. We have finalized our evaluation of these existing operating leases and have concluded that the majority of the existing operating leases will be impacted by this ASU and related amendments resulting in increases in assets and liabilities in the Company's consolidated financial statements. Upon adoption, we expect the right of use assets and operating lease liabilities will be materially consistent with the future minimum rental commitments for the operating leases totaling $68.8 million as of February 2, 2019, as detailed in Note 12. We are finalizing our incremental borrowing rate methodology that will be used in valuing the right of use assets and operating lease liabilities.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	22	23	22
Ladies' accessories and lingerie	15	16	16
Juniors' and children's apparel	9	8	8
Men's apparel and accessories	17	17	17
Shoes	15	16	16
Home and furniture	4	4	4
	96	98	97
Construction segment	4	2	3
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2018 Construction	Consolidated
Net sales from external customers	$6,120,758	$235,351	$6,356,109
Gross profit	2,056,010	8,579	2,064,589
Depreciation and amortization	223,175	640	223,815
Interest and debt expense (income), net	52,574	(56)	52,518
Income before income taxes and income on and equity in earnings of joint ventures	203,330	4,632	207,962
Income on and equity in earnings of joint ventures	31	—	31
Total assets	3,384,277	47,092	3,431,369

(in thousands of dollars)	Retail Operations	Fiscal 2017 Construction	Consolidated
Net sales from external customers	$6,108,037	$153,440	$6,261,477
Gross profit	2,054,969	6,790	2,061,759
Depreciation and amortization	230,946	649	231,595
Interest and debt expense (income), net	62,638	(58)	62,580
Income before income taxes and income on and equity in earnings of joint ventures	210,969	1,720	212,689
Income on and equity in earnings of joint ventures	835	—	835
Total assets	3,650,393	32,310	3,682,703

(in thousands of dollars)	Retail Operations	Fiscal 2016 Construction	Consolidated
Net sales from external customers	$6,071,570	$185,567	$6,257,137
Gross profit	2,081,935	8,791	2,090,726
Depreciation and amortization	242,981	676	243,657
Interest and debt expense (income), net	63,127	(68)	63,059
Income before income taxes and income on and equity in earnings of joint ventures	253,887	3,788	257,675
Income on and equity in earnings of joint ventures	45	—	45
Total assets	3,842,730	55,720	3,898,450
Intersegment construction revenues of $30.2 million, $47.4 million and $75.5 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2018, 2017 and 2016, respectively.
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
No borrowings were outstanding at February 2, 2019. Letters of credit totaling $21.8 million were issued under this credit agreement leaving unutilized availability under the facility of $778.2 million at February 2, 2019. The Company had weighted-average borrowings of $85.9 million, $9.5 million and $19.8 million during fiscal 2018, 2017 and 2016, respectively.
To be in compliance with the financial covenants of the new credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the new credit agreement. At February 2, 2019, the Company was in compliance with all financial covenants related to the new credit agreement.

In connection with the amendment and extension of the Company's senior unsecured revolving credit facility, we recorded charges totaling $0.8 million due to the the write-off of certain deferred financing fees during the year ended February 3, 2018.
Peak borrowings under the credit facility were $329 million during fiscal 2018.
4. Long-Term Debt
Long-term debt, including the current portion, of $365.6 million and $526.4 million was outstanding at February 2, 2019 and February 3, 2018, respectively. The debt outstanding at February 2, 2019 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.875% and maturing during fiscal 2022 through fiscal 2028. There are no financial covenants under any of the debt agreements.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2019	$—
2020	—
2021	—
2022	44.8
2023	—

Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Interest on long-term debt and subordinated debentures	$47,742	$59,579	$59,268
Revolving credit facility expenses	4,504	2,096	2,349
Amortization of debt expense	977	1,326	1,594
Interest on capital lease obligations	321	418	507
Investment interest income	(1,030)	(842)	(663)
Other interest	4	3	4
	$52,518	$62,580	$63,059
Interest paid during fiscal 2018, 2017 and 2016 was approximately $52.9 million, $71.6 million and $62.4 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 2, 2019	February 3, 2018
Trade accounts payable	$743,330	$657,586
Accrued expenses:
Taxes, other than income	47,646	59,977
Salaries, wages and employee benefits	64,370	62,351
Liability to customers	52,677	52,215
Interest	3,961	4,174
Rent	2,419	2,516
Other	6,802	6,462
	$921,205	$845,281
6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current:
Federal	$34,960	$91,799	$120,872
State	2,436	2,466	3,331
	37,396	94,265	124,203
Deferred:
Federal	2,353	(100,954)	(34,797)
State	(2,019)	(1,111)	(906)
	334	(102,065)	(35,703)
	$37,730	$(7,800)	$88,500

The Tax Cuts and Jobs Act (“the Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The resulting blended federal statutory income tax rate in effect for the Company’s fiscal year ended February 3, 2018 was 33.72%. For prior years, the federal statutory tax rate was 35%. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during 2017. During fiscal 2018, the Company finalized its accounting of the income tax effects of the Act, within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

The rate reconciliation presented below reconciles the Company’s income tax provision to income taxes using the federal statutory income tax rate. As noted above, the federal statutory rates are 21%, 33.72%, and 35% for fiscal years 2018, 2017, and 2016, respectively.

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Income tax at the statutory federal rate (inclusive of income on and equity in earnings of joint ventures)	$43,679	$72,000	$90,202
State income taxes, net of federal benefit (inclusive of income on and equity in earnings of joint ventures)	2,538	(22)	954
Net changes in unrecognized tax benefits, interest and penalties /reserves	(421)	(448)	(323)
Tax benefit of federal credits	(4,563)	(4,440)	(2,434)
Changes in cash surrender value of life insurance policies	(410)	(441)	(914)
Changes in valuation allowance	(2,039)	222	1,857
Tax benefit of dividends paid to ESOP	(621)	(810)	(785)
Estimated adjustments to net deferred tax liabilities for enacted changes in tax laws and rates	(1,521)	(74,216)	—
Other	1,088	355	(57)
	$37,730	$(7,800)	$88,500

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of February 2, 2019 and February 3, 2018 are as follows:

(in thousands of dollars)	February 2, 2019	February 3, 2018
Property and equipment bases and depreciation differences	$22,942	$126,401
Prepaid expenses	45,101	41,124
Joint venture bases differences	6,889	7,889
Differences between book and tax bases of inventory	18,770	22,436
Other	2,953	3,436
Total deferred tax liabilities	96,655	201,286
Accruals not currently deductible	(66,325)	(66,941)
Net operating loss carryforwards	(67,512)	(72,452)
State income taxes	(236)	(419)
Other	(2,267)	(1,525)
Total deferred tax assets	(136,340)	(141,337)
Net operating loss valuation allowance	53,172	56,172
Net deferred tax assets	(83,168)	(85,165)
Net deferred income taxes	$13,487	$116,121
For fiscal 2018 and 2017, deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates.
At February 2, 2019, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $67.5 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2019 and 2039. A portion of the deferred tax asset attributable to state net operating loss carryforwards was reduced by a valuation allowance of approximately $53.2 million for the losses of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

See Recently Adopted Accounting Pronouncements in Note 1 for the Company’s adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory and the impact of the adoption on deferred taxes.
Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	February 2, 2019	February 3, 2018
Net deferred tax assets—other assets	$—	$(710)
Net deferred tax liabilities—deferred income taxes	13,487	116,831
Net deferred income taxes	$13,487	$116,121

The total amount of unrecognized tax benefits as of February 2, 2019 was $2.7 million, of which $1.6 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 3, 2018 was $3.2 million, of which $2.3 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Unrecognized tax benefits at beginning of period	$3,189	$4,013	$4,265
Gross increases—tax positions in prior period	37	2	43
Gross decreases—tax positions in prior period	(606)	(710)	(538)
Gross increases—current period tax positions	483	417	386
Settlements	—	(81)	—
Lapse of statutes of limitation	(415)	(452)	(143)
Unrecognized tax benefits at end of period	$2,688	$3,189	$4,013
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2015 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2018, 2017 and 2016 were approximately $68.4 million, $93.9 million and $129.4 million, respectively.
7. Subordinated Debentures
At February 2, 2019, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At February 2, 2019, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

8. Benefit Plans
The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $18,500 ($24,500 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.
The Company incurred benefit plan expense of approximately $19 million for fiscal 2018 and $18 million for each of fiscal 2017 and 2016. Benefit plan expenses are included in selling, general and administrative expenses.
The Company has an unfunded, nonqualified defined benefit plan ("Pension Plan") for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the consolidated statements of income.

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	February 2, 2019	February 3, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$194,733	$183,617
Service cost	3,687	3,494
Interest cost	7,131	7,229
Actuarial (gain) loss	(6,294)	5,701
Benefits paid	(5,392)	(5,308)
Benefit obligation at end of year	$193,865	$194,733
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	5,392	5,308
Benefits paid	(5,392)	(5,308)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(193,865)	$(194,733)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(193,865)	$(194,733)
Net amount recognized	$(193,865)	$(194,733)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$16,880	$23,702
Prior service cost	—	—
Net amount recognized	$16,880	$23,702

Accumulated benefit obligation at end of year	$(192,982)	$(193,824)
The accrued benefit liability is included in other liabilities. At February 2, 2019 and February 3, 2018, the current portion of the accrued benefit liability of $5.3 million $5.0 million, respectively, is included in trade accounts payable and accrued expenses.
The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension Index Curve (formerly the Citigroup Above Median Pension Index Curve) on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate increased to 4.0% as of February 2, 2019 from 3.7% as of February 3, 2018. Weighted average assumptions are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Discount rate—net periodic pension cost	3.7%	4.0%	4.2%
Discount rate—benefit obligations	4.0%	3.7%	4.0%
Rate of compensation increases	2.0%	2.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Components of net periodic benefit costs:
Service cost	$3,687	$3,494	$3,934
Interest cost	7,131	7,229	7,678
Net actuarial loss	529	—	1,204
Amortization of prior service cost	—	—	—
Plan curtailment gain	—	—	—
Net periodic benefit costs	$11,347	$10,723	$12,816
Other changes in benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(6,823)	$5,701	$(9,668)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(6,823)	$5,701	$(9,668)
Total recognized in net periodic benefit costs and other comprehensive income or loss	$4,524	$16,424	$3,148
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2019	$5,391	*
2020	9,363
2021	9,601
2022	10,980
2023	11,409
2024 - 2028	70,409
Total payments for next ten fiscal years	$117,153
___________________________________
* The estimated benefit payment for fiscal 2019 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2019.

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
Stock Plans
The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cost of shares repurchased	$127,884	$219,011	$246,173
Number of shares repurchased	1,797	4,097	3,810
Average price per share	$71.17	$53.46	$64.61
On March 1, 2018, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("March 2018 Stock Plan"). During fiscal 2018, the Company completed the authorization under the Company's previous stock repurchase plan authorized by the Company's Board of Directors in February 2016 and began share repurchases under the March 2018 Stock Plan. As of February 2, 2019, $406.9 million authorization remained under this stock repurchase plan.
10. Accumulated Other Comprehensive Loss ("AOCL")
Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2018	Fiscal 2017
Defined benefit pension plan items
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial losses	529	—	(1)
	529	—	Total before tax
	128	—	Income tax expense
	$401	$—	Total net of tax
_____________________________
(1)        These items are included in the computation of net periodic benefit costs.  See Note 8 for additional information.

Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2018	Fiscal 2017
Beginning balance	$15,444	$11,137

Other comprehensive (income) loss before reclassifications	(4,776)	4,307
Amounts reclassified from AOCL	(401)	—
Reclassification due to the adoption of ASU No. 2018-02	2,542	—
Net other comprehensive (income) loss	(2,635)	4,307

Ending balance	$12,809	$15,444
11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.
Earnings per common share has been computed as follows:

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$170,263	$170,263	$221,324	$221,324	$169,220	$169,220
Average shares of common stock outstanding	27,312	27,312	29,487	29,487	34,308	34,308
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	27,312	27,312	29,487	29,487	34,308	34,308
Per share of common stock:
Net income	$6.23	$6.23	$7.51	$7.51	$4.93	$4.93
12. Commitments and Contingencies
Rental expense consists of the following:

(in thousands of dollars)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Operating leases:
Buildings:
Minimum rentals	$14,215	$14,843	$15,379
Contingent rentals	3,390	3,449	3,745
Equipment	11,041	9,720	6,830
	$28,646	$28,012	$25,954
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales.

The future minimum rental commitments as of February 2, 2019 for all non-cancelable leases for buildings and equipment are as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Capital Leases
2019	$19,847	$1,428
2020	15,423	1,077
2021	10,691	726
2022	4,896	—
2023	3,378	—
After 2023	14,532	—
Total minimum lease payments	$68,767	3,231
Less amount representing interest		(351)
Present value of net minimum lease payments (of which $1,214 is currently payable)		$2,880
Renewal options from three to 20 years exist on the majority of leased properties.
At February 2, 2019, the Company is committed to incur costs of approximately $1.3 million to acquire, complete and furnish certain stores and equipment.
At February 2, 2019, letters of credit totaling $21.8 million were issued under the Company's $800 million revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
13. Asset Impairment and Store Closing Charges
During fiscal 2018 and 2017, no asset impairment and store closing charges were recorded.
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
The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at February 2, 2019 and February 3, 2018 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at February 2, 2019 and February 3, 2018 were approximately $384 million and $571 million, respectively. The carrying value of the Company's long-term debt at February 2, 2019 and February 3, 2018 was approximately $366 million and $526 million, respectively. The fair value of the subordinated debentures at February 2, 2019 and February 3, 2018 was approximately $215 million and $203 million, respectively. The carrying value of the subordinated debentures at February 2, 2019 and February 3, 2018 was $200 million.
During fiscal 2016, the Company recognized an impairment charge of $6.5 million on a cost method investment. The Company evaluated all factors and determined that an other-than-temporary impairment charge was necessary. Cost method investments are recorded in other assets on the consolidated balance sheets.

15. Quarterly Results of Operations (unaudited)

	Fiscal 2018, Three Months Ended
(in thousands of dollars, except per share data)	May 5	August 4	November 3	February 2
Net sales	$1,458,262	$1,468,023	$1,419,213	$2,010,611
Gross profit	554,521	450,846	464,276	594,946
Net income (loss)	80,548	(2,868)	7,425	85,158
Diluted earnings per share:
Net income (loss)	$2.89	$(0.10)	$0.27	$3.22

	Fiscal 2017, Three Months Ended
(in thousands of dollars, except per share data)	April 29	July 29	October 28	February 3
Net sales	$1,418,460	$1,427,280	$1,354,964	$2,060,773
Gross profit	548,375	420,226	464,888	628,270
Net income (loss)	66,302	(17,080)	14,539	157,563
Diluted earnings per share:
Net income (loss)	$2.12	$(0.58)	$0.50	$5.55
Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2018 and fiscal 2017 includes the following items:
Fourth Quarter
2017

•	an estimated tax benefit of approximately $77.4 million ($2.73 per share) related to the Tax Cuts and Jobs Act of 2017

Third Quarter
2018

•
$2.9 million ($0.11 per share) in tax benefits related to additional federal tax credits and an update of the provisional amounts recorded for the income tax effects of the Tax Cuts and Jobs Act of 2017

2017

•
a $4.8 million pretax gain ($3.1 million after tax or $0.11 per share) primarily related to the sale of a store property and insurance recovery on a previously damaged full-line store location partially offset by a loss on the sale of equipment

•
a pretax charge of $0.8 million ($0.5 million after tax or $0.02 per share) due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility