Form 10-Q
period 2019-05-04
DILLARD'S, INC.
filed 2019-06-07
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

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
(Zip Code)

(501) 376-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	DDS	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of June 1, 2019     21,729,377
CLASS B COMMON STOCK as of June 1, 2019       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current assets:
Cash and cash equivalents	$139,802	$123,509	$164,081
Restricted cash	8,683	—	1,910
Accounts receivable	47,863	49,853	43,069
Merchandise inventories	1,832,581	1,528,417	1,780,783
Other current assets	66,015	68,753	55,540

Total current assets	2,094,944	1,770,532	2,045,383

Property and equipment (net of accumulated depreciation and amortization of $2,259,145, $2,227,860 and $2,583,199, respectively)	1,551,844	1,586,733	1,662,852
Operating lease assets	52,782	—	—
Other assets	79,418	74,104	73,228

Total assets	$3,778,988	$3,431,369	$3,781,463

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,134,258	$921,205	$1,052,310
Current portion of long-term debt	—	—	160,941
Current portion of finance lease liabilities	1,022	1,214	1,133
Current portion of operating lease liabilities	15,105	—	—
Federal and state income taxes	28,961	11,116	63,905

Total current liabilities	1,179,346	933,535	1,278,289

Long-term debt	365,603	365,569	365,464
Finance lease liabilities	1,636	1,666	2,587
Operating lease liabilities	36,934	—	—
Other liabilities	240,971	238,731	240,478
Deferred income taxes	17,590	13,487	12,559
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,239
Additional paid-in capital	948,835	948,835	946,147
Accumulated other comprehensive loss	(12,809)	(12,809)	(17,886)
Retained earnings	4,533,973	4,458,006	4,376,408
Less treasury stock, at cost	(3,734,330)	(3,716,890)	(3,623,822)

Total stockholders’ equity	1,736,908	1,678,381	1,682,086

Total liabilities and stockholders’ equity	$3,778,988	$3,431,369	$3,781,463

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales	$1,465,441	$1,458,262
Service charges and other income	32,494	33,158

	1,497,935	1,491,420

Cost of sales	927,767	903,741
Selling, general and administrative expenses	405,160	405,870
Depreciation and amortization	52,364	56,003
Rentals	6,118	6,549
Interest and debt expense, net	11,237	14,022
Other expense	1,917	1,915
(Gain) loss on disposal of assets	(7,400)	82

Income before income taxes	100,772	103,238
Income taxes	22,170	22,690

Net income	78,602	80,548

Earnings per share:
Basic and diluted	$2.99	$2.89

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income	$78,602	$80,548
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $0 and $32, respectively)	—	100

Comprehensive income	$78,602	$80,648

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 2, 2019	1,239	948,835	(12,809)	4,458,006	(3,716,890)	1,678,381
Net income	—	—	—	78,602	—	78,602
Purchase of 246,158 shares of treasury stock	—	—	—	—	(17,440)	(17,440)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,635)	—	(2,635)
Balance, May 4, 2019	$1,239	$948,835	$(12,809)	$4,533,973	$(3,734,330)	$1,736,908

			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 3, 2018	1,239	946,147	(15,444)	4,365,219	(3,589,006)	1,708,155
Net income	—	—	—	80,548	—	80,548
Cumulative effect adjustment related to ASU 2016-16 and 2018-02	—	—	(2,542)	(66,574)	—	(69,116)
Other comprehensive income	—	—	100	—	—	100
Purchase of 478,403 shares of treasury stock	—	—	—	—	(34,816)	(34,816)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,785)	—	(2,785)
Balance, May 5, 2018	$1,239	$946,147	$(17,886)	$4,376,408	$(3,623,822)	$1,682,086

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
Operating activities:
Net income	$78,602	$80,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	52,533	56,471
(Gain) loss on disposal of assets	(7,400)	82
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,990	(4,632)
Increase in merchandise inventories	(304,164)	(317,222)
Decrease (increase) in other current assets	2,738	(5,181)
Increase in other assets	(2,149)	(1,352)
Increase in trade accounts payable and accrued expenses and other liabilities	204,259	224,352
Increase in income taxes	21,948	22,325

Net cash provided by operating activities	48,357	55,391

Investing activities:
Purchases of property and equipment	(18,739)	(39,191)
Proceeds from disposal of assets	13,437	1,918
Distribution from joint venture	215	765

Net cash used in investing activities	(5,087)	(36,508)

Financing activities:
Principal payments on long-term debt and capital lease obligations	(222)	(267)
Cash dividends paid	(2,632)	(2,837)
Purchase of treasury stock	(15,440)	(36,816)

Net cash used in financing activities	(18,294)	(39,920)

Increase (decrease) in cash, cash equivalents and restricted cash	24,976	(21,037)
Cash, cash equivalents and restricted cash, beginning of period	123,509	187,028

Cash, cash equivalents and restricted cash, end of period	$148,485	$165,991

Non-cash transactions:
Accrued capital expenditures	$6,657	$8,117
Accrued purchases of treasury stock	2,000	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 4, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019.

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

(in thousands)	May 4, 2019	May 5, 2018
Cash and cash equivalents	$139,802	$164,081
Restricted cash	8,683	1,910
Total cash, cash equivalents and restricted cash	$148,485	$165,991

Reclassifications—Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.
Note 2.  Accounting Standards

Recently Adopted Accounting Pronouncements

Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under Accounting Standards Codification 840, Leases ("ASC 840"). Subsequent to the issuance of ASU No. 2016-02, the FASB issued additional amendments related to ASU No. 2016-02: (1) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; (2) ASU No. 2018-10: Codification Improvements to Topic 842, Leases; and (3) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. We refer to this ASU and related amendments as the "new standard" or "ASU No. 2016-02." We adopted the requirements of the new standard as of February 3, 2019. See Note 13, Leases.

Recently Issued Accounting Pronouncements

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
Note 3. Significant Accounting Policies Updates
Operating Leases—The Company leases retail stores, office space and equipment under operating leases. The Company records right-of-use assets and operating lease liabilities for operating leases with lease terms exceeding twelve months. The right-of-use assets are adjusted for lease incentives, including construction allowances, and prepaid rent. The Company recognizes minimum rent expense on a straight-line basis over the lease term. Many leases contain contingent rent provisions. Contingent rent is expensed as incurred.
The lease term used for lease evaluation includes renewal option periods only in instances in which the exercise of the option period is reasonably certain.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 4, 2019	May 5, 2018
Retail operations segment
Cosmetics	14%	14%
Ladies’ apparel	24	24
Ladies’ accessories and lingerie	14	14
Juniors’ and children’s apparel	11	10
Men’s apparel and accessories	16	16
Shoes	15	16
Home and furniture	3	3
	97	97
Construction segment	3	3
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended May 4, 2019:
Net sales from external customers	$1,420,522	$44,919	$1,465,441
Gross profit	536,371	1,303	537,674
Depreciation and amortization	52,194	170	52,364
Interest and debt expense (income), net	11,264	(27)	11,237
Income before income taxes	100,728	44	100,772
Total assets	3,731,040	47,948	3,778,988

Three Months Ended May 5, 2018:
Net sales from external customers	$1,411,344	$46,918	$1,458,262
Gross profit	552,865	1,656	554,521
Depreciation and amortization	55,844	159	56,003
Interest and debt expense (income), net	14,030	(8)	14,022
Income before income taxes	103,404	(166)	103,238
Total assets	3,742,719	38,744	3,781,463

Intersegment construction revenues of $8.4 million and $5.4 million for the three months ended May 4, 2019 and May 5, 2018, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Contract liabilities	$64,934	$72,852	$61,356	$73,059

During the three months ended May 4, 2019 and May 5, 2018, the Company recorded $24.8 million and $26.6 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $72.9 million and $73.1 million, at February 2, 2019 and February 3, 2018, respectively.
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

Construction
(in thousands of dollars)	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Accounts receivable	$32,320	$31,867	$26,782	$20,136
Costs and estimated earnings in excess of billings on uncompleted contracts	829	1,165	861	1,213
Billings in excess of costs and estimated earnings on uncompleted contracts	6,768	7,414	4,665	5,503

During the three months ended May 4, 2019 and May 5, 2018, the Company recorded $6.6 million and $4.0 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.4 million and $5.5 million at February 2, 2019 and February 3, 2018, respectively.
The remaining performance obligations related to executed construction contracts totaled $123.4 million, $143.9 million and $230.2 million at May 4, 2019, February 2, 2019 and May 5, 2018, respectively.
Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income	$78,602	$80,548

Weighted average shares of common stock outstanding	26,315	27,849

Basic and diluted earnings per share	$2.99	$2.89

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 4, 2019 and May 5, 2018.

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

At May 4, 2019, letters of credit totaling $21.8 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million to the Pension Plan during the three months ended May 4, 2019 and expects to make additional contributions to the Pension Plan of approximately $4.0 million during the remainder of fiscal 2019.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Components of net periodic benefit costs:
Service cost	$905	$922
Interest cost	1,917	1,783
Net actuarial loss	—	132
Net periodic benefit costs	$2,822	$2,837
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 8.  Revolving Credit Agreement

At May 4, 2019, the Company maintained an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022 (“credit agreement”). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At May 4, 2019, no borrowings were outstanding, and letters of credit totaling $21.8 million were issued under the credit agreement leaving unutilized availability under the facility of $778.2 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At May 4, 2019, the Company was in compliance with all financial covenants related to the credit agreement.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	May 4, 2019	May 5, 2018
Cost of shares repurchased	$17,440	$34,816
Number of shares repurchased	246	478
Average price per share	$70.85	$72.77

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. In March 2018, the Company's Board of Directors authorized a $500 million stock repurchase plan (the "March 2018 Plan"). As of May 4, 2019, $389.5 million of authorization remained under the March 2018 Plan.

Note 10.  Income Taxes

During the three months ended May 4, 2019 and May 5, 2018, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	May 4, 2019	May 5, 2018
Defined benefit pension plan items
Amortization of actuarial losses	$—	$132	Total before tax (1)
	—	32	Income tax expense
	$—	$100	Total net of tax

For fiscal year 2019, there is no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	May 4, 2019	May 5, 2018
Beginning balance	$12,809	$15,444

Amounts reclassified from AOCL	—	(100)
Reclassification due to the adoption of ASU No. 2018-02	—	2,542

Ending balance	$12,809	$17,886

Note 13. Leases

We adopted the requirements of ASU No. 2016-02 as of February 3, 2019, utilizing the optional effective date transition method allowing the application of the new standard at the adoption date with comparative periods presented in accordance with ASC 840, Leases. At adoption, we made the following practical expedient policy elections:

•	We applied the new standard using the package of practical expedients permitted under the transition guidance, which allowed us to not reassess:
◦Whether any expired or existing contracts are or contain leases;

◦	Lease classification for any expired or existing leases, which allowed us to carry forward the historical lease classifications; and
◦Indirect costs for any existing leases.

•	We elected the practical expedient that allowed us to use hindsight in determining the lease term.

•	We elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements.

•
We elected the accounting policy to not recognize a right-of-use asset and operating lease liability for leases with an initial term of twelve months or less. The Company records lease expense for short term leases on a straight-line basis over the lease term in rentals on the condensed consolidated statements of income.

•	Lease components (e.g. fixed rent payments) are accounted for separately from non-lease components (e.g. common area maintenance costs).

The Company leases retail stores, office space and equipment under operating leases.The majority of these operating leases were impacted by the adoption of the new standard. At adoption, we recorded right-of-use operating lease assets and operating lease liabilities totaling $57.0 million and $56.2 million, respectively. As of May 4, 2019, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $52.8 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $52.0 million. The impact of the adoption of the new standard was immaterial to our condensed consolidated statements of income, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders' equity.
In determining our operating lease assets and operating lease liabilities, we applied an incremental borrowing rate to the minimum lease payments within each lease agreement. ASU No. 2016-02 requires the use of the rate implicit in the lease whenever that rate is readily determinable; furthermore, if the implicit rate is not readily determinable, a lessee may use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collaterlized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate our specific incremental borrowing rates that align with applicable lease terms, we utilized a model consistent with the credit quality of our outstanding debt instruments.
Renewal options from two to 20 years exist on the majority of leased properties. The Company has sole discretion in exercising the lease renewal options. We do not recognize operating lease assets or operating lease liabilities for renewal periods unless it has been determined that we are reasonably certain of renewing the lease at inception. The depreciable life of operating lease assets and related leasehold improvements is limited by the expected lease term.
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	May 4, 2019	February 2, 2019(a)	May 5, 2018(a)
Assets
Finance lease assets	Property and equipment, net (b)	$987	$1,093	$2,211
Operating lease assets	Operating lease assets	52,782	—	—
Total leased assets		$53,769	$1,093	$2,211

Liabilities
Current
Finance	Current portion of finance lease liabilities	$1,022	$1,214	$1,133
Operating	Current portion of operating lease liabilities	15,105	—	—
Noncurrent
Finance	Finance lease liabilities	1,636	1,666	2,587
Operating	Operating lease liabilities	36,934	—	—
Total lease liabilities		$54,697	$2,880	$3,720
(a) The Company adopted and applied ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification and related amendments on February 3, 2019. The prior periods are presented under ASC 840, Leases.
(b) Finance leases are recorded net of accumulated amortization of $13.6 million, $13.5 million and $21.4 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively.
Lease Cost

		Three Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Income	May 4, 2019	May 5, 2018
Operating lease cost (a)	Rentals	$6,118	$6,549
Finance lease cost
Amortization of leased assets	Depreciation and amortization	106	878
Interest on lease liabilities	Interest and debt expense, net	135	90
Net lease cost		$6,359	$7,517

(a) Includes short term lease costs of $0.7 million and variable lease costs of $0.4 million.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2019 (excluding the three months ended May 4, 2019)	$12,914	$1,071	$13,985
2020	15,557	1,428	16,985
2021	11,196	726	11,922
2022	4,869	—	4,869
2023	3,357	—	3,357
After 2023	15,017	—	15,017
Total minimum lease payments	62,910	3,225	66,135
Less amount representing interest	(10,871)	(567)	(11,438)
Present value of lease liabilities	$52,039	$2,658	$54,697

Lease Term and Discount Rate

May 4, 2019
Weighted-average remaining lease term
Operating leases	5.7 years
Finance leases	2.4 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	17.8%

Other Information

Three Months Ended
(in thousands of dollars)	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,046
Operating cash flows from finance leases	135
Financing cash flows from finance leases	222
The Company adopted ASU No. 2016-02 on February 3, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. The future minimum rental commitments as of February 2, 2019 for all non-cancelable leases for buildings and equipment were as follows:

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases
2019	$19,847	$1,428
2020	15,423	1,077
2021	10,691	726
2022	4,896	—
2023	3,378	—
After 2023	14,532	—
Total minimum lease payments	$68,767	3,231
Less amount representing interest		(351)
Present value of net minimum lease payments (of which $1,214 is currently payable)		$2,880

Note 14. (Gain) Loss on Disposal of Assets

During the three months ended May 4, 2019, the Company received proceeds of $13.4 million primarily from the sale of two store properties, resulting in a gain of $7.4 million that was recorded in (gain) loss on disposal of assets.

During the three months ended May 5, 2018, the Company received proceeds of $1.9 million primarily from the sale of a store property, resulting in a loss of $0.1 million that was recorded in (gain) loss on disposal of assets.

Note 15.  Fair Value Disclosures

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

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices and is categorized as Level 1 in the fair value hierarchy.

The fair value of the Company’s cash, cash equivalents, restricted cash and accounts receivable approximates their carrying values at May 4, 2019 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at May 4, 2019 was approximately $393 million.  The carrying value of the Company’s long-term debt at May 4, 2019 was $365.6 million.  The fair value of the Company’s subordinated debentures at May 4, 2019 was approximately $214 million.  The carrying value of the Company’s subordinated debentures at May 4, 2019 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 2, 2019.

EXECUTIVE OVERVIEW

Despite the increase in total sales, the Company's performance in the first quarter of fiscal 2019 was disappointing as comparable store sales were essentially flat over last year's first quarter, and markdowns weighed heavily on gross margin. Gross margin from retail operations decreased 141 basis points of net sales. Selling, general and administrative expenses from retail operations decreased 23 basis points of net sales. The Company reported consolidated net income of $78.6 million ($2.99 per share) for the current year first quarter compared to consolidated net income of $80.5 million ($2.89 per share) for the prior year first quarter.

Included in net income for the quarter ended May 4, 2019 is a pretax gain on disposal of assets of $7.4 million ($5.8 million after tax or $0.22 per share). The gain on disposal of assets includes the sale of two store properties.

During the three months ended May 4, 2019, the Company purchased $17.4 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of May 4, 2019, authorization of $389.5 million remained under the plan.

As of May 4, 2019, the Company had working capital of $915.6 million, cash, cash equivalents and restricted cash of $148.5 million and $565.6 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities.  Cash flows provided by operating activities were $48.4 million for the three months ended May 4, 2019.

The Company operated 289 Dillard's locations, including 28 clearance centers, and one internet store at May 4, 2019.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales (in millions)	$1,465.4	$1,458.3
Retail stores sales trend	1%	2%
Comparable retail stores sales trend	—%	2%
Gross profit (in millions)	$537.7	$554.5
Gross profit as a percentage of net sales	36.7%	38.0%
Retail gross profit as a percentage of net sales	37.8%	39.2%
Selling, general and administrative expenses as a percentage of net sales	27.6%	27.8%
Cash flow provided by operations (in millions)	$48.4	$55.4
Total retail store count at end of period	289	292
Retail sales per square foot	$30	$29
Retail store inventory trend	3%	4%
Annualized retail merchandise inventory turnover	2.1	2.1

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

Rentals.  Rentals includes expenses for store leases, including contingent rent, office space and data processing and other equipment rentals.

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and borrowings under the Company’s credit facility.  Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on finance lease liabilities.

Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs related to the Company's unfunded, nonqualified defined benefit plan and charges related to the write-off of deferred financing fees, if any.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales	100.0%	100.0%
Service charges and other income	2.2	2.3

	102.2	102.3

Cost of sales	63.3	62.0
Selling, general and administrative expenses	27.6	27.8
Depreciation and amortization	3.6	3.8
Rentals	0.4	0.4
Interest and debt expense, net	0.8	1.0
Other expense	0.1	0.1
(Gain) loss on disposal of assets	(0.5)	—

Income before income taxes	6.9	7.1
Income taxes	1.5	1.6

Net income	5.4%	5.5%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change
Net sales:
Retail operations segment	$1,420,522	$1,411,344	$9,178
Construction segment	44,919	46,918	(1,999)
Total net sales	$1,465,441	$1,458,262	$7,179

The percent change in the Company’s sales by segment and product category for the three months ended May 4, 2019 compared to the three months ended May 5, 2018 as well as the sales percentage by segment and product category to total net sales for the three months ended May 4, 2019 are as follows:

	% Change 2019 - 2018	% of Net Sales
Retail operations segment
Cosmetics	(3.2)%	14%
Ladies’ apparel	0.1	24
Ladies’ accessories and lingerie	0.1	14
Juniors’ and children’s apparel	6.8	11
Men’s apparel and accessories	2.7	16
Shoes	(1.7)	15
Home and furniture	5.6	3
		97
Construction segment	(4.3)	3
Total		100%

Net sales from the retail operations segment increased $9.2 million during the three months ended May 4, 2019 compared to the three months ended May 5, 2018, increasing 1% in total while remaining flat in comparable stores. Sales of juniors' and children's apparel and home and furniture increased significantly over the first quarter last year. Sales of men's apparel and accessories increased moderately, while sales of ladies' apparel and ladies' accessories and lingerie remained relatively flat. Sales of shoes and cosmetics decreased moderately.

The number of sales transactions and the average dollars per sales transactions remained relatively flat for the three months ended May 4, 2019 compared to the three months ended May 5, 2018.

We recorded a return asset of $11.9 million and $11.7 million and an allowance for sales returns of $20.1 million and $20.0 million as of May 4, 2019 and May 5, 2018, respectively.

During the three months ended May 4, 2019, net sales from the construction segment decreased $2.0 million or 4.3% compared to the three months ended May 5, 2018 due to a decrease in construction activity. The backlog of awarded construction contracts at May 4, 2019 totaled $345.6 million, increasing approximately 3% from February 2, 2019 and increasing approximately 13% from May 5, 2018. We expect the backlog to be earned over the next nine to twenty-four months.

Service Charges and Other Income

	Three Months Ended		Three Months
(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change 2019-2018
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$21,146	$21,844	$(698)
Shipping and handling income	6,077	6,965	(888)
Leased department income	1,123	1,219	(96)
Other	3,350	2,873	477
	31,696	32,901	(1,205)
Construction segment	798	257	541
Total service charges and other income	$32,494	$33,158	$(664)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three months ended May 4, 2019 compared to the three months ended May 5, 2018 primarily due to an increase in funding costs. Shipping and handling income decreased during the three months ended May 4, 2019 compared to the three months ended May 5, 2018 primarily due to an increase in online orders qualifying for free shipping.

Gross Profit

(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$536,371	$552,865	$(16,494)	(3.0)%
Construction segment	1,303	1,656	(353)	(21.3)
Total gross profit	$537,674	$554,521	$(16,847)	(3.0)%

	Three Months Ended
	May 4, 2019	May 5, 2018
Gross profit as a percentage of segment net sales:
Retail operations segment	37.8%	39.2%
Construction segment	2.9	3.5
Total gross profit as a percentage of net sales	36.7	38.0

Gross profit decreased by $16.8 million and 134 basis points of net sales during the three months ended May 4, 2019 compared to the three months ended May 5, 2018.

Gross profit from retail operations decreased 141 basis points of net sales during the three months ended May 4, 2019 compared to the three months ended May 5, 2018 primarily due to increased markdowns. Gross margin declined slightly in men's apparel and accessories and declined moderately in ladies' apparel and ladies' accessories and lingerie. Gross margin declined significantly in home and furniture, while remaining essentially flat in juniors' and children's apparel and cosmetics. Gross margin increased slightly in shoes.

Gross profit from the construction segment decreased 63 basis points of construction sales for the three months ended May 4, 2019 compared to the three months ended May 5, 2018.

Inventory increased 3% in total as of May 4, 2019 compared to May 5, 2018.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended May 4, 2019.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$403,292	$403,970	$(678)	(0.2)%
Construction segment	1,868	1,900	(32)	(1.7)
Total SG&A	$405,160	$405,870	$(710)	(0.2)%

	Three Months Ended
	May 4, 2019	May 5, 2018
SG&A as a percentage of segment net sales:
Retail operations segment	28.4%	28.6%
Construction segment	4.2	4.0
Total SG&A as a percentage of net sales	27.6	27.8

SG&A decreased 18 basis points of net sales during the three months ended May 4, 2019 compared to the three months ended May 5, 2018.  SG&A from retail operations decreased 23 basis points of net sales during the three months ended May 4,

2019 compared to the three months ended May 5, 2018 mainly due to decreases in advertising ($1.9 million), supplies ($1.0 million) and services purchased ($0.6 million) partially offset by increases in payroll ($3.5 million).

Depreciation and Amortization

(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$52,194	$55,844	$(3,650)	(6.5)%
Construction segment	170	159	11	6.9
Total depreciation and amortization	$52,364	$56,003	$(3,639)	(6.5)%

Depreciation and amortization expense decreased $3.6 million during the three months ended May 4, 2019 compared to the three months ended May 5, 2018, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$11,264	$14,030	$(2,766)	(19.7)%
Construction segment	(27)	(8)	(19)	(237.5)
Total interest and debt expense, net	$11,237	$14,022	$(2,785)	(19.9)%

Net interest and debt expense decreased $2.8 million during the three months ended May 4, 2019 compared to the three months ended May 5, 2018, primarily due to lower average debt levels. Total weighted average debt decreased by $133.6 million during the three months ended May 4, 2019 compared to the three months ended May 5, 2018 primarily due to a note maturity.

(Gain) Loss on Disposal of Assets

(in thousands of dollars)	May 4, 2019	May 5, 2018
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(7,400)	$82
Construction segment	—	—
Total (gain) loss on disposal of assets	$(7,400)	$82

During the three months ended May 4, 2019, the Company recorded a gain of $7.4 million primarily from the sale of two store locations in Boardman, Ohio and Boynton Beach, Florida.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.0% for the three months ended May 4, 2019 and May 5, 2018. During the three months ended May 4, 2019 and May 5, 2018, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effect of state and local income taxes partially offset by tax benefits recognized for federal tax credits.

The Company expects the fiscal 2019 federal and state effective income tax rate to approximate 21% to 22%. This rate may change if results of operations for fiscal 2019 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 4, 2019 and May 5, 2018 follows:

	Three Months Ended
(in thousands of dollars)	May 4, 2019	May 5, 2018	$ Change
Operating Activities	$48,357	$55,391	$(7,034)
Investing Activities	(5,087)	(36,508)	31,421
Financing Activities	(18,294)	(39,920)	21,626
Total Cash Provided By (Used)	$24,976	$(21,037)	$46,013

Net cash flows from operations decreased $7.0 million during the three months ended May 4, 2019 compared to the three months ended May 5, 2018.  This decrease was primarily attributable to the net change in accounts payable and merchandise inventories.

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

The Company received income of approximately $21 million and $22 million from the Wells Fargo Alliance during the three months ended May 4, 2019 and May 5, 2018, respectively.

Capital expenditures were $18.7 million and $39.2 million for the three months ended May 4, 2019 and May 5, 2018, respectively. The capital expenditures were primarily related to equipment purchases and the remodeling of existing stores during the current year. Capital expenditures for fiscal 2019 are expected to be approximately $140 million compared to actual expenditures of $137 million during fiscal 2018.

During the three months ended May 4, 2019, the Company received cash proceeds of $13.4 million and recorded a related gain of $7.4 million for the sale of two store locations in Boardman, Ohio and Boynton Beach, Florida. The proceeds from the Boardman, Ohio store sale are being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash is restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of May 4, 2019, the acquisition of replacement property had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheets.

During the three months ended May 5, 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. These proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. As of May 5, 2018, the acquisition of replacement property had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheets.

Subsequent to May 4, 2019, we closed the Boardman, Ohio (186,000 square feet) and the Muskogee, Oklahoma (70,000 square feet) store locations. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $139.8 million as of May 4, 2019.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At May 4, 2019, the Company was in compliance with all financial covenants related to the credit agreement.

At May 4, 2019, no borrowings were outstanding, and letters of credit totaling $21.8 million were issued under the credit agreement leaving unutilized availability under the facility of $778.2 million.

During the three months ended May 4, 2019, the Company repurchased 0.2 million shares of Class A Common Stock at an average price of $70.85 per share for $17.4 million (including the accrual of $2.0 million of share repurchases that had not settled as of May 4, 2019) under the Company's March 2018 Plan. During the three months ended May 5, 2018, the Company repurchased 0.5 million shares of Class A Common Stock at an average price of $72.77 per share for $34.8 million. Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. At May 4, 2019, $389.5 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.

During fiscal 2019, the Company expects to finance its capital expenditures, working capital requirements and stock repurchases from cash on hand, cash flows generated from operations and utilization of the credit facility.  Depending on conditions in the capital markets and other factors, the Company may from time to time consider other possible financing transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2019 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; the potential impact on the Company's debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 2, 2019, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 7, 2019, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2019 through March 2, 2019	—	$—	—	$406,931,596
March 3, 2019 through April 6, 2019	7,446	72.84	7,446	406,389,258
April 7, 2019 through May 4, 2019	238,712	70.79	238,712	389,491,650
Total	246,158	$70.85	246,158	$389,491,650

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
During the three months ended May 4, 2019, the Company repurchased 0.2 million shares totaling $17.4 million. As of May 4, 2019, $389.5 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 9, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	June 7, 2019	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer