Form 10-Q
period 2019-08-03
DILLARD'S, INC.
filed 2019-09-11
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 31, 2019     20,972,776
CLASS B COMMON STOCK as of August 31, 2019       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current assets:
Cash and cash equivalents	$118,108	$123,509	$116,547
Restricted cash	17,150	—	—
Accounts receivable	51,946	49,853	53,146
Merchandise inventories	1,603,031	1,528,417	1,603,283
Federal and state income taxes	—	—	17,199
Other current assets	77,646	68,753	64,007

Total current assets	1,867,881	1,770,532	1,854,182

Property and equipment (net of accumulated depreciation and amortization of $2,305,588, $2,227,860 and $2,638,661, respectively)	1,512,256	1,586,733	1,651,147
Operating lease assets	52,608	—	—
Other assets	79,334	74,104	77,301

Total assets	$3,512,079	$3,431,369	$3,582,630

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$867,534	$921,205	$849,223
Current portion of finance lease liabilities	1,082	1,214	1,160
Current portion of operating lease liabilities	15,701	—	—
Other short-term borrowings	117,900	—	233,800
Federal and state income taxes	4,015	11,116	—

Total current liabilities	1,006,232	933,535	1,084,183

Long-term debt	365,639	365,569	365,498
Finance lease liabilities	1,342	1,666	2,287
Operating lease liabilities	36,407	—	—
Other liabilities	242,281	238,731	241,037
Deferred income taxes	14,334	13,487	15,151
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,239
Additional paid-in capital	949,846	948,835	947,125
Accumulated other comprehensive loss	(12,809)	(12,809)	(17,785)
Retained earnings	4,490,759	4,458,006	4,370,780
Less treasury stock, at cost	(3,783,191)	(3,716,890)	(3,626,885)

Total stockholders’ equity	1,645,844	1,678,381	1,674,474

Total liabilities and stockholders’ equity	$3,512,079	$3,431,369	$3,582,630

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$1,426,863	$1,468,023	$2,892,304	$2,926,285
Service charges and other income	31,982	32,684	64,476	65,842

	1,458,845	1,500,707	2,956,780	2,992,127

Cost of sales	1,032,014	1,017,177	1,959,781	1,920,918
Selling, general and administrative expenses	409,125	408,362	814,285	814,232
Depreciation and amortization	54,383	56,221	106,747	112,224
Rentals	6,209	6,556	12,327	13,105
Interest and debt expense, net	12,248	14,321	23,485	28,343
Other expense	1,917	1,915	3,834	3,830
(Gain) loss on disposal of assets	(4,900)	(17)	(12,300)	65

(Loss) income before income taxes	(52,151)	(3,828)	48,621	99,410
Income taxes (benefit)	(11,480)	(960)	10,690	21,730

Net (loss) income	$(40,671)	$(2,868)	$37,931	$77,680

(Loss) earnings per share:
Basic and diluted	$(1.59)	$(0.10)	$1.46	$2.80

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net (loss) income	$(40,671)	$(2,868)	$37,931	$77,680
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $0, $31, $0, and $63, respectively)	—	101	—	201

Comprehensive (loss) income	$(40,671)	$(2,767)	$37,931	$77,881

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended August 3, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, May 4, 2019	$1,239	$948,835	$(12,809)	$4,533,973	$(3,734,330)	$1,736,908
Net loss	—	—	—	(40,671)	—	(40,671)
Issuance of 17,600 shares under equity plans	—	1,011	—	—	—	1,011
Purchase of 818,585 shares of treasury stock	—	—	—	—	(48,861)	(48,861)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,543)	—	(2,543)
Balance, August 3, 2019	$1,239	$949,846	$(12,809)	$4,490,759	$(3,783,191)	$1,645,844

	Three Months Ended August 4, 2018
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, May 5, 2018	$1,239	$946,147	$(17,886)	$4,376,408	$(3,623,822)	$1,682,086
Net loss	—	—	—	(2,868)	—	(2,868)
Other comprehensive income	—	—	101	—	—	101
Issuance of 12,800 shares under equity plans	—	978	—	—	—	978
Purchase of 39,400 shares of treasury stock	—	—	—	—	(3,063)	(3,063)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,760)	—	(2,760)
Balance, August 4, 2018	$1,239	$947,125	$(17,785)	$4,370,780	$(3,626,885)	$1,674,474

	Six Months Ended August 3, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 2, 2019	$1,239	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
Net income	—	—	—	37,931	—	37,931
Issuance of 17,600 shares under equity plans	—	1,011	—	—	—	1,011
Purchase of 1,064,743 shares of treasury stock	—	—	—	—	(66,301)	(66,301)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(5,178)	—	(5,178)
Balance, August 3, 2019	$1,239	$949,846	$(12,809)	$4,490,759	$(3,783,191)	$1,645,844

	Six Months Ended August 4, 2018
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 3, 2018	$1,239	$946,147	$(15,444)	$4,365,219	$(3,589,006)	$1,708,155
Net income	—	—	—	77,680	—	77,680
Cumulative effect adjustment related to ASU 2016-16 and 2018-02	—	—	(2,542)	(66,574)	—	(69,116)
Other comprehensive income	—	—	201	—	—	201
Issuance of 12,800 shares under equity plans	—	978	—	—	—	978
Purchase of 517,803 shares of treasury stock	—	—	—	—	(37,879)	(37,879)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(5,545)	—	(5,545)
Balance, August 4, 2018	$1,239	$947,125	$(17,785)	$4,370,780	$(3,626,885)	$1,674,474

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 3, 2019	August 4, 2018
Operating activities:
Net income	$37,931	$77,680
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and other deferred cost	107,740	113,174
(Gain) loss on disposal of assets	(12,300)	65
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,093)	(14,709)
Increase in merchandise inventories	(74,614)	(139,722)
Increase in other current assets	(7,882)	(12,670)
Increase in other assets	(8,362)	(5,382)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(52,746)	19,471
Decrease in income taxes	(6,254)	(53,337)

Net cash used in operating activities	(18,580)	(15,430)

Investing activities:
Purchases of property and equipment	(38,049)	(85,952)
Proceeds from disposal of assets	21,997	1,956
Distribution from joint venture	505	2,145

Net cash used in investing activities	(15,547)	(81,851)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(456)	(161,499)
Increase in short-term borrowings	117,900	233,800
Cash dividends paid	(5,267)	(5,622)
Purchase of treasury stock	(66,301)	(39,879)

Net cash provided by financing activities	45,876	26,800

Increase (decrease) in cash, cash equivalents and restricted cash	11,749	(70,481)
Cash, cash equivalents and restricted cash, beginning of period	123,509	187,028

Cash, cash equivalents and restricted cash, end of period	$135,258	$116,547

Non-cash transactions:
Accrued capital expenditures	$4,811	$7,746
Stock awards	1,011	978
Lease assets obtained in exchange for new operating lease liabilities	4,601	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 3, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020 due to, among other factors, the seasonal nature of the business.

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

(in thousands)	August 3, 2019	August 4, 2018
Cash and cash equivalents	$118,108	$116,547
Restricted cash	17,150	—
Total cash, cash equivalents and restricted cash	$135,258	$116,547

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
Revenue from CDI Contractors, LLC ("CDI"), the Company's general contracting construction company, construction contracts is generally measured based on the ratio of costs incurred to total estimated contract costs (the "cost-to-cost method"). The length of each contract varies but is typically nine to eighteen months. The progress towards completion is determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded in the current period.
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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Retail operations segment
Cosmetics	13%	13%	13%	13%
Ladies’ apparel	24	24	24	24
Ladies’ accessories and lingerie	16	16	15	15
Juniors’ and children’s apparel	8	8	10	9
Men’s apparel and accessories	19	18	17	17
Shoes	14	14	15	15
Home and furniture	3	3	3	3
	97	96	97	96
Construction segment	3	4	3	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended August 3, 2019:
Net sales from external customers	$1,378,163	$48,700	$1,426,863
Gross profit (loss)	395,137	(288)	394,849
Depreciation and amortization	54,207	176	54,383
Interest and debt expense (income), net	12,278	(30)	12,248
Loss before income taxes	(50,929)	(1,222)	(52,151)
Total assets	3,463,087	48,992	3,512,079

Three Months Ended August 4, 2018:
Net sales from external customers	$1,408,803	$59,220	$1,468,023
Gross profit	448,910	1,936	450,846
Depreciation and amortization	56,064	157	56,221
Interest and debt expense (income), net	14,333	(12)	14,321
(Loss) income before income taxes	(4,482)	654	(3,828)
Total assets	3,531,148	51,482	3,582,630

Six Months Ended August 3, 2019:
Net sales from external customers	$2,798,685	$93,619	$2,892,304
Gross profit	931,508	1,015	932,523
Depreciation and amortization	106,401	346	106,747
Interest and debt expense (income), net	23,542	(57)	23,485
Income (loss) before income taxes	49,799	(1,178)	48,621
Total assets	3,463,087	48,992	3,512,079

Six Months Ended August 4, 2018
Net sales from external customers	$2,820,147	$106,138	$2,926,285
Gross profit	1,001,775	3,592	1,005,367
Depreciation and amortization	111,908	316	112,224
Interest and debt expense (income), net	28,363	(20)	28,343
Income before income taxes	98,922	488	99,410
Total assets	3,531,148	51,482	3,582,630

Intersegment construction revenues of $6.2 million and $6.7 million for the three months ended August 3, 2019 and August 4, 2018, respectively, and $14.6 million and $12.1 million for the six months ended August 3, 2019 and August 4, 2018, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	August 3, 2019	February 2, 2019	August 4, 2018	February 3, 2018
Contract liabilities	$63,041	$72,852	$56,668	$73,059

During the six months ended August 3, 2019 and August 4, 2018, the Company recorded $37.6 million and $39.5 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $72.9 million and $73.1 million, at February 2, 2019 and February 3, 2018, respectively.
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

Construction
(in thousands of dollars)	August 3, 2019	February 2, 2019	August 4, 2018	February 3, 2018
Accounts receivable	$36,276	$31,867	$38,200	$20,136
Costs and estimated earnings in excess of billings on uncompleted contracts	2,927	1,165	951	1,213
Billings in excess of costs and estimated earnings on uncompleted contracts	10,358	7,414	6,437	5,503

During the six months ended August 3, 2019 and August 4, 2018, the Company recorded $6.8 million and $4.6 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.4 million and $5.5 million at February 2, 2019 and February 3, 2018, respectively.
The remaining performance obligations related to executed construction contracts totaled $108.4 million, $143.9 million and $221.4 million at August 3, 2019, February 2, 2019 and August 4, 2018, respectively.
Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net (loss) income	$(40,671)	$(2,868)	$37,931	$77,680

Weighted average shares of common stock outstanding	25,584	27,607	25,949	27,728

Basic and diluted (loss) earnings per share	$(1.59)	$(0.10)	$1.46	$2.80

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended August 3, 2019 and August 4, 2018.

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

At August 3, 2019, letters of credit totaling $20.6 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million and $2.7 million to the Pension Plan during the three and six months ended August 3, 2019, respectively, and expects to make additional contributions to the Pension Plan of approximately $2.7 million during the remainder of fiscal 2019.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Components of net periodic benefit costs:
Service cost	$905	$922	$1,810	$1,844
Interest cost	1,917	1,783	3,834	3,566
Net actuarial loss	—	132	—	264
Net periodic benefit costs	$2,822	$2,837	$5,644	$5,674
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 8.  Revolving Credit Agreement

At August 3, 2019, the Company maintained an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022 (“credit agreement”). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At August 3, 2019, $117.9 million in borrowings were outstanding, and letters of credit totaling $20.6 million were issued under the credit agreement leaving unutilized availability under the facility of $661.5 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At August 3, 2019, the Company was in compliance with all financial covenants related to the credit agreement.

Note 9.  Stock Repurchase Program

In March 2018, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock pursuant to an open-ended stock repurchase plan (the "March 2018 Plan"). The March 2018 Plan authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.  The March 2018 plan has no expiration date.

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Cost of shares repurchased	$48,861	$3,063	$66,301	$37,879
Number of shares repurchased	819	39	1,065	518
Average price per share	$59.69	$77.75	$62.27	$73.15

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. In March 2018, the Company's Board of Directors authorized a $500 million stock repurchase plan (the "March 2018 Plan"). As of August 3, 2019, $340.6 million of authorization remained under the March 2018 Plan.

Note 10.  Income Taxes

During the three months ended August 3, 2019 and August 4, 2018, income tax benefit differed from what would be computed using the statutory federal tax rate primarily due to the effects of state and local income taxes and federal tax credits.

During the six months ended August 3, 2019 and August 4, 2018, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effects of state and local income taxes and federal tax credits.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Defined benefit pension plan items
Amortization of actuarial losses	$—	$132	$—	$264	Total before tax (1)
	—	31	—	63	Income tax expense
	$—	$101	$—	$201	Total net of tax

For fiscal year 2019, there is no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Beginning balance	$12,809	$17,886	$12,809	$15,444

Amounts reclassified from AOCL	—	(101)	—	(201)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	2,542

Ending balance	$12,809	$17,785	$12,809	$17,785

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

•
We elected the accounting policy to not recognize a right-of-use asset and operating lease liability for leases with an initial term of twelve months or less. The Company records lease expense for short term leases on a straight-line basis over the lease term in rentals on the condensed consolidated statements of operations.

•	Lease components (e.g. fixed rent payments) are accounted for separately from non-lease components (e.g. common area maintenance costs).

The Company leases retail stores, office space and equipment under operating leases.The majority of these operating leases were impacted by the adoption of the new standard. At adoption, we recorded right-of-use operating lease assets and operating lease liabilities totaling $57.0 million and $56.2 million, respectively. As of August 3, 2019, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $52.6 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $52.1 million. The impact of the adoption of the new standard was immaterial to our condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders' equity.
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

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	August 3, 2019	February 2, 2019(a)	August 4, 2018(a)
Assets
Finance lease assets	Property and equipment, net (b)	$881	$1,093	$1,333
Operating lease assets	Operating lease assets	52,608	—	—
Total leased assets		$53,489	$1,093	$1,333

Liabilities
Current
Finance	Current portion of finance lease liabilities	$1,082	$1,214	$1,160
Operating	Current portion of operating lease liabilities	15,701	—	—
Noncurrent
Finance	Finance lease liabilities	1,342	1,666	2,287
Operating	Operating lease liabilities	36,407	—	—
Total lease liabilities		$54,532	$2,880	$3,447

(a) The Company adopted and applied ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification and related amendments on February 3, 2019. The prior periods are presented under ASC 840, Leases.
(b) Finance leases are recorded net of accumulated amortization of $13.7 million, $13.5 million and $22.3 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively.

Lease Cost		Three Months Ended		Six Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating lease cost (a)	Rentals	$6,209	$6,556	$12,327	$13,105
Finance lease cost
Amortization of leased assets	Depreciation and amortization	106	878	211	1,756
Interest on lease liabilities	Interest and debt expense, net	123	83	258	173
Net lease cost		$6,438	$7,517	$12,796	$15,034

(a) Includes short term lease costs of $1.0 million and $1.7 million and variable lease costs of $0.4 million and $0.8 million for the three and six months ended August 3, 2019, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2019 (excluding the six months ended August 3, 2019)	$8,716	$714	$9,430
2020	16,831	1,428	18,259
2021	12,471	726	13,197
2022	6,127	—	6,127
2023	3,357	—	3,357
After 2023	15,016	—	15,016
Total minimum lease payments	62,518	2,868	65,386
Less amount representing interest	(10,410)	(444)	(10,854)
Present value of lease liabilities	$52,108	$2,424	$54,532

Lease Term and Discount Rate

August 3, 2019
Weighted-average remaining lease term
Operating leases	5.5 years
Finance leases	2.2 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	17.2%

Other Information

Six Months Ended
(in thousands of dollars)	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,388
Operating cash flows from finance leases	258
Financing cash flows from finance leases	456

Lease assets obtained in exchange for new operating lease liabilities	$4,601

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

Note 14. (Gain) Loss on Disposal of Assets

During the three months ended August 3, 2019, the Company recorded a gain of $4.9 million primarily from the sale of one store location in Cary, North Carolina.

During the six months ended August 3, 2019, the Company recorded a gain of $12.3 million that was recorded in (gain) loss on disposal of assets.

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

The fair value of the Company’s cash, cash equivalents, restricted cash, accounts receivable and other short term borrowings approximates their carrying values at August 3, 2019 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at August 3, 2019 was approximately $409 million.  The carrying value of the Company’s long-term debt at August 3, 2019 was $365.6 million.  The fair value of the Company’s subordinated debentures at August 3, 2019 was approximately $209 million.  The carrying value of the Company’s subordinated debentures at August 3, 2019 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 2, 2019.

EXECUTIVE OVERVIEW

The Company's performance in the second quarter of fiscal 2019 was disappointing as comparable store sales decreased 2% from last year's second quarter, and markdowns weighed heavily on gross margin. Gross margin from retail operations decreased 319 basis points of net sales. Selling, general and administrative expenses from retail operations increased 72 basis points of net sales. The Company reported a consolidated net loss of $40.7 million ($1.59 per share) for the current year second quarter compared to a consolidated net loss of $2.9 million ($0.10 per share) for the prior year second quarter.

Included in net loss for the quarter ended August 3, 2019 is a pretax gain on disposal of assets of $4.9 million ($3.8 million after tax or $0.15 per share). The gain on disposal of assets primarily includes the sale of one store property.

During the three months ended August 3, 2019, the Company purchased $48.9 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of August 3, 2019, authorization of $340.6 million remained under the plan.

As of August 3, 2019, the Company had working capital of $861.6 million (including cash, cash equivalents and restricted cash of $135.3 million) and $565.6 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities. Cash flows used in operating activities were $18.6 million for the six months ended August 3, 2019.

The Company operated 289 Dillard's locations, including 29 clearance centers, and one internet store at August 3, 2019.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 3, 2019	August 4, 2018
Net sales (in millions)	$1,426.9	$1,468.0
Retail stores sales trend	(2)%	2%
Comparable retail stores sales trend	(2)%	1%
Gross profit (in millions)	$394.8	$450.8
Gross profit as a percentage of net sales	27.7%	30.7%
Retail gross profit as a percentage of net sales	28.7%	31.9%
Selling, general and administrative expenses as a percentage of net sales	28.7%	27.8%
Cash flow used in operations (in millions)	$(18.6)	$(15.4)
Total retail store count at end of period	289	292
Retail sales per square foot	$29	$29
Retail store inventory trend	0%	5%
Annualized retail merchandise inventory turnover	2.3	2.3

General

Net sales.  Net sales includes merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales includes sales for those stores which were in operation for a full period in both the current quarter and the corresponding quarter for the prior year, including our internet store.  Comparable store sales excludes changes in the allowance for sales returns.  Non-comparable store sales includes:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.

Sales occur as a result of interaction with customers across multiple points of contact, creating an interdependence between in-store and online sales. Online orders are fulfilled from both fulfillment centers and retail stores. Additionally, online customers have the ability to buy online and pick up in-store. Retail in-store customers have the ability to purchase items that may be ordered and fulfilled from either a fulfillment center or another retail store location. Online customers may return orders via mail, or customers may return orders placed online to retail store locations. Customers who earn reward points under the private label credit card program may earn and redeem rewards through in-store or online purchases.

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

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. At this time, there is no definitive information regarding the future utilization of LIBOR beyond 2021 or of any particular replacement rate. Going forward, we intend to work with our lenders to use a suitable alternative reference rate for the credit agreement, the Wells Fargo Alliance and any other applicable agreements. We will continue to monitor, assess and plan for the phase out of LIBOR.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.2	2.2	2.2	2.3

	102.2	102.2	102.2	102.3

Cost of sales	72.3	69.3	67.8	65.6
Selling, general and administrative expenses	28.7	27.8	28.2	27.8
Depreciation and amortization	3.8	3.8	3.7	3.8
Rentals	0.4	0.4	0.4	0.4
Interest and debt expense, net	0.9	1.0	0.8	1.0
Other expense	0.1	0.1	0.1	0.1
(Gain) loss on disposal of assets	(0.3)	—	(0.4)	—

(Loss) income before income taxes	(3.7)	(0.3)	1.7	3.4
Income taxes (benefit)	(0.8)	(0.1)	0.4	0.7

Net (loss) income	(2.9)%	(0.2)%	1.3%	2.7%

Net Sales

	Three Months Ended
(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change
Net sales:
Retail operations segment	$1,378,163	$1,408,803	$(30,640)
Construction segment	48,700	59,220	(10,520)
Total net sales	$1,426,863	$1,468,023	$(41,160)

The percent change in the Company’s sales by segment and product category for the three months ended August 3, 2019 compared to the three months ended August 4, 2018 as well as the sales percentage by segment and product category to total net sales for the three months ended August 3, 2019 are as follows:

	% Change 2019 - 2018	% of Net Sales
Retail operations segment
Cosmetics	(1.6)%	13%
Ladies’ apparel	(4.4)	24
Ladies’ accessories and lingerie	(4.2)	16
Juniors’ and children’s apparel	1.9	8
Men’s apparel and accessories	0.0	19
Shoes	(2.0)	14
Home and furniture	(0.3)	3
		97
Construction segment	(17.8)	3
Total		100%

Net sales from the retail operations segment decreased $30.6 million during the three months ended August 3, 2019 compared to the three months ended August 4, 2018, decreasing 2% in both total and comparable stores. Sales of ladies' apparel, ladies' accessories and lingerie, shoes and cosmetics decreased moderately over the second quarter last year, while sales of men's apparel and accessories and home and furniture remained relatively flat. Sales of juniors' and children's apparel increased moderately over the second quarter last year.

The number of sales transactions decreased by 3%, and the average dollars per sales transactions increased 1% for the three months ended August 3, 2019 compared to the three months ended August 4, 2018.

We recorded a return asset of $13.0 million and $12.4 million and an allowance for sales returns of $19.0 million and $18.8 million as of August 3, 2019 and August 4, 2018, respectively.

During the three months ended August 3, 2019, net sales from the construction segment decreased $10.5 million or 17.8% compared to the three months ended August 4, 2018 due to a decrease in construction activity. The backlog of awarded construction contracts at August 3, 2019 totaled $324.5 million, decreasing approximately 3% from February 2, 2019 and increasing approximately 33% from August 4, 2018. We expect the backlog to be earned over the next nine to twenty-four months.

	Six Months Ended
(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change
Net sales:
Retail operations segment	$2,798,685	$2,820,147	$(21,462)
Construction segment	93,619	106,138	(12,519)
Total net sales	$2,892,304	$2,926,285	$(33,981)

The percent change in the Company’s sales by segment and product category for the six months ended August 3, 2019 compared to the six months ended August 4, 2018 as well as the sales percentage by segment and product category to total net sales for the six months ended August 3, 2019 are as follows:

	% Change 2019 - 2018	% of Net Sales
Retail operations segment
Cosmetics	(2.5)%	13%
Ladies’ apparel	(2.2)	24
Ladies’ accessories and lingerie	(2.2)	15
Juniors’ and children’s apparel	4.8	10
Men’s apparel and accessories	1.3	17
Shoes	(1.8)	15
Home and furniture	2.6	3
		97
Construction segment	(11.8)	3
Total		100%

Net sales from the retail operations segment decreased $21.5 million during the six months ended August 3, 2019 compared to the six months ended August 4, 2018, decreasing 1% in both total and comparable stores. Sales of ladies' apparel, ladies' accessories and lingerie, shoes and cosmetics decreased moderately over the second quarter last year. Sales of men's apparel and accessories increased slightly. Sales of home and furniture increased moderately, while sales of juniors' and children's apparel increased significantly over the second quarter last year.

The number of sales transactions decreased 1% for the six months ended August 3, 2019 compared to the six months ended August 4, 2018 while the average dollars per sales transaction increased 1%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 3, 2019 and August 4, 2018 was 21.2% and 20.8%, respectively.

During the six months ended August 3, 2019, net sales from the construction segment decreased $12.5 million or 11.8% compared to the six months ended August 4, 2018 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018	$ Change 2019-2018	$ Change 2019-2018
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$21,194	$21,600	$42,340	$43,444	$(406)	$(1,104)
Shipping and handling income	6,160	5,803	12,237	12,768	357	(531)
Leased department income	1,087	1,290	2,209	2,508	(203)	(299)
Other	2,772	3,248	6,122	6,121	(476)	1
	31,213	31,941	62,908	64,841	(728)	(1,933)
Construction segment	769	743	1,568	1,001	26	567
Total service charges and other income	$31,982	$32,684	$64,476	$65,842	$(702)	$(1,366)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three and six months ended August 3, 2019 compared to the three and six months ended August 4, 2018 primarily due to an increase in funding costs.

Gross Profit

(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$395,137	$448,910	$(53,773)	(12.0)%
Construction segment	(288)	1,936	(2,224)	(114.9)
Total gross profit	$394,849	$450,846	$(55,997)	(12.4)%

Six months ended
Retail operations segment	$931,508	$1,001,775	$(70,267)	(7.0)%
Construction segment	1,015	3,592	(2,577)	(71.7)
Total gross profit	$932,523	$1,005,367	$(72,844)	(7.2)%

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gross profit as a percentage of segment net sales:
Retail operations segment	28.7%	31.9%	33.3%	35.5%
Construction segment	(0.6)	3.3	1.1	3.4
Total gross profit as a percentage of net sales	27.7	30.7	32.2	34.4

Gross profit decreased by $56.0 million and 304 basis points of net sales during the three months ended August 3, 2019 compared to the three months ended August 4, 2018.

Gross profit from retail operations decreased 319 basis points of net sales during the three months ended August 3, 2019 compared to the three months ended August 4, 2018 primarily due to increased markdowns. Gross margin declined significantly in men's apparel and accessories and juniors' and children's apparel. Gross margin declined moderately in ladies' accessories and lingerie and shoes and declined slightly in ladies' apparel while remaining essentially flat in cosmetics. Gross margin increased moderately in home and furniture.

Gross profit decreased by $72.8 million and 212 basis points of net sales during the six months ended August 3, 2019 compared to the six months ended August 4, 2018.

Gross profit from retail operations decreased 224 basis points of net sales during the six months ended August 3, 2019 compared to the six months ended August 4, 2018 primarily due to increased markdowns. Gross margin declined significantly in men's apparel and accessories. Gross margin declined moderately in ladies' apparel, ladies' accessories and lingerie, juniors' and children's apparel and home and furniture while remaining essentially flat in shoes and cosmetics.

Gross profit from the construction segment decreased 386 basis points and 230 basis points of construction sales for the three and six months ended August 3, 2019 compared to the three and six months ended August 4, 2018, respectively.

Inventory was essentially flat in total as of August 3, 2019 compared to August 4, 2018.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $4 million and $6 million for the three and six months ended August 3, 2019.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$407,589	$406,509	$1,080	0.3%
Construction segment	1,536	1,853	(317)	(17.1)
Total SG&A	$409,125	$408,362	$763	0.2%

Six months ended
Retail operations segment	$810,881	$810,479	$402	—%
Construction segment	3,404	3,753	(349)	(9.3)
Total SG&A	$814,285	$814,232	$53	—%

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
SG&A as a percentage of segment net sales:
Retail operations segment	29.6%	28.9%	29.0%	28.7%
Construction segment	3.2	3.1	3.6	3.5
Total SG&A as a percentage of net sales	28.7	27.8	28.2	27.8

SG&A increased 85 basis points of net sales during the three months ended August 3, 2019 compared to the three months ended August 4, 2018.  SG&A from retail operations increased 72 basis points of net sales during the three months ended August 3, 2019 compared to the three months ended August 4, 2018 mainly due to increases in payroll ($3.6 million) and insurance ($1.6 million) partially offset by decreases in supplies ($2.0 million), utilities ($1.5 million) and advertising ($0.7 million).

SG&A increased 33 basis points of net sales during the six months ended August 3, 2019 compared to the six months ended August 4, 2018.  SG&A from retail operations increased 23 basis points of net sales during the six months ended August 3, 2019 compared to the six months ended August 4, 2018.

Depreciation and Amortization

(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$54,207	$56,064	$(1,857)	(3.3)%
Construction segment	176	157	19	12.1
Total depreciation and amortization	$54,383	$56,221	$(1,838)	(3.3)%

Six months ended
Retail operations segment	$106,401	$111,908	$(5,507)	(4.9)%
Construction segment	346	316	30	9.5
Total depreciation and amortization	$106,747	$112,224	$(5,477)	(4.9)%

Depreciation and amortization expense decreased $1.8 million and $5.5 million during the three and six months ended August 3, 2019 compared to the three and six months ended August 4, 2018, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$12,278	$14,333	$(2,055)	(14.3)%
Construction segment	(30)	(12)	(18)	(150.0)
Total interest and debt expense, net	$12,248	$14,321	$(2,073)	(14.5)%

Six months ended
Retail operations segment	$23,542	$28,363	$(4,821)	(17.0)%
Construction segment	(57)	(20)	(37)	(185.0)
Total interest and debt expense, net	$23,485	$28,343	$(4,858)	(17.1)%

Net interest and debt expense decreased $2.1 million and $4.9 million during the three and six months ended August 3, 2019 compared to the three and six months ended August 4, 2018, respectively, primarily due to lower average debt levels. Total weighted average debt decreased by $82.8 million and $108.2 million during the three and six months ended August 3, 2019, respectively, compared to the three and six months ended August 4, 2018 primarily due to note maturities in January 2018 and August 2018.

(Gain) Loss on Disposal of Assets

(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(4,899)	$(16)	$(4,883)
Construction segment	(1)	(1)	—
Total (gain) loss on disposal of assets	$(4,900)	$(17)	$(4,883)

Six months ended
Retail operations segment	$(12,299)	$66	$(12,365)
Construction segment	(1)	(1)	—
Total (gain) loss on disposal of assets	$(12,300)	$65	$(12,365)

During the three months ended August 3, 2019, the Company recorded a gain of $4.9 million primarily from the sale of one store location in Cary, North Carolina.

During the six months ended August 3, 2019, the Company recorded a gain of $12.3 million primarily from the sale of three store locations in Cary, North Carolina, Boardman, Ohio and Boynton Beach, Florida.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.0% and 25.1% for the three months ended August 3, 2019 and August 4, 2018, respectively.  During the three months ended August 3, 2019 and August 4, 2018, income tax benefit differed from what would be computed using the statutory federal tax rate primarily due to the effects of state and local income taxes and federal tax credits.

The Company’s estimated federal and state effective income tax rate was approximately 22.0% and 21.9% for the six months ended August 3, 2019 and August 4, 2018, respectively.  During the six months ended August 3, 2019 and August 4, 2018, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effects of state and local income taxes and federal tax credits.

The Company expects the fiscal 2019 federal and state effective income tax rate to approximate 21% to 22%.  This rate may change if results of operations for fiscal 2019 differ from management’s current expectations.  Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of operations.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 3, 2019 and August 4, 2018 follows:

	Six Months Ended
(in thousands of dollars)	August 3, 2019	August 4, 2018	$ Change
Operating Activities	$(18,580)	$(15,430)	$(3,150)
Investing Activities	(15,547)	(81,851)	66,304
Financing Activities	45,876	26,800	19,076
Total Increase (Decrease) in Cash	$11,749	$(70,481)	$82,230

Net cash flows from operations decreased $3.2 million during the six months ended August 3, 2019 compared to the six months ended August 4, 2018.

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

The Company received income of approximately $42 million and $43 million from the Wells Fargo Alliance during the six months ended August 3, 2019 and August 4, 2018, respectively.

Capital expenditures were $38.0 million and $86.0 million for the six months ended August 3, 2019 and August 4, 2018, respectively. The capital expenditures were primarily related to equipment purchases and the remodeling of existing stores during the current year. Capital expenditures for fiscal 2019 are expected to be approximately $125 million compared to actual expenditures of $137 million during fiscal 2018.

During the six months ended August 3, 2019, we closed our locations in Boardman, Ohio (186,000 square feet) and Muskogee, Oklahoma (70,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended August 3, 2019, the Company received cash proceeds of $22.0 million and recorded a related gain of $12.3 million for the sale of three store locations in Boardman, Ohio, Boynton Beach, Florida and Cary, North Carolina. The proceeds from the Boardman, Ohio store and Cary, North Carolina store sales are being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash is restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of August 3, 2019, the acquisitions of replacement properties had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheets.

During the six months ended August 4, 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. These proceeds were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The Company used the proceeds for the acquisition of a replacement property at the Oaks Mall in Gainesville, Florida (104,000 square feet).

During the six months ended August 4, 2018, the Company paid the remaining $161.0 million principal on the 7.13% unsecured notes that matured on August 1, 2018.

The Company had cash on hand of $118.1 million as of August 3, 2019.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At August 3, 2019, the Company was in compliance with all financial covenants related to the credit agreement.

At August 3, 2019, $117.9 million in borrowings were outstanding, and letters of credit totaling $20.6 million were issued under the credit agreement leaving unutilized availability under the facility of $661.5 million.

During the six months ended August 3, 2019, the Company repurchased 1.1 million shares of Class A Common Stock at an average price of $62.27 per share for $66.3 million under the Company's March 2018 Plan. During the six months ended August 4, 2018, the Company repurchased 0.5 million shares of Class A Common Stock at an average price of $73.15 per share for $37.9 million. Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. At August 3, 2019, $340.6 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2019 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; the potential impact on the Company's debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; potential disruption from terrorist activity, including active shooter occurrences, and the effect on ongoing consumer confidence; epidemic, pandemic or other public health issues; potential disruption of international trade and supply chain efficiencies; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 2, 2019, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 11, 2019, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2019 through June 1, 2019	380,194	$59.79	380,194	$366,758,224
June 2, 2019 through July 6, 2019	401,432	59.26	401,432	342,971,124
July 7, 2019 through August 3, 2019	36,959	63.32	36,959	340,631,009
Total	818,585	$59.69	818,585	$340,631,009

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
During the three months ended August 3, 2019, the Company repurchased 0.8 million shares totaling $48.9 million. As of August 3, 2019, $340.6 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 9, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	September 11, 2019	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer