Form 10-Q
period 2019-11-02
DILLARD'S, INC.
filed 2019-12-11
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 30, 2019     20,690,507
CLASS B COMMON STOCK as of November 30, 2019       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current assets:
Cash and cash equivalents	$79,065	$123,509	$78,156
Restricted cash	8,467	—	—
Accounts receivable	48,241	49,853	66,532
Merchandise inventories	1,969,980	1,528,417	2,043,669
Federal and state income taxes	—	—	23,757
Other current assets	74,231	68,753	75,870

Total current assets	2,179,984	1,770,532	2,287,984

Property and equipment (net of accumulated depreciation and amortization of $2,358,469, $2,227,860 and $2,693,924, respectively)	1,494,454	1,586,733	1,621,332
Operating lease assets	48,600	—	—
Other assets	77,025	74,104	77,285

Total assets	$3,800,063	$3,431,369	$3,986,601

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,211,446	$921,205	$1,340,767
Current portion of finance lease liabilities	1,148	1,214	1,187
Current portion of operating lease liabilities	15,250	—
Other short-term borrowings	98,600	—	191,100
Federal and state income taxes	4,505	11,116	—

Total current liabilities	1,330,949	933,535	1,533,054

Long-term debt	365,674	365,569	365,534
Finance lease liabilities	1,029	1,666	1,980
Operating lease liabilities	32,958	—
Other liabilities	243,258	238,731	241,694
Deferred income taxes	13,812	13,487	19,063
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,239
Additional paid-in capital	949,846	948,835	947,125
Accumulated other comprehensive loss	(12,809)	(12,809)	(17,685)
Retained earnings	4,492,511	4,458,006	4,375,479
Less treasury stock, at cost	(3,818,404)	(3,716,890)	(3,680,882)

Total stockholders’ equity	1,612,383	1,678,381	1,625,276

Total liabilities and stockholders’ equity	$3,800,063	$3,431,369	$3,986,601

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,388,310	$1,419,213	$4,280,614	$4,345,498
Service charges and other income	35,349	35,752	99,825	101,594

	1,423,659	1,454,965	4,380,439	4,447,092

Cost of sales	926,782	954,937	2,886,563	2,875,855
Selling, general and administrative expenses	418,149	418,896	1,232,434	1,233,128
Depreciation and amortization	56,143	55,762	162,890	167,986
Rentals	5,927	6,578	18,254	19,683
Interest and debt expense, net	11,536	12,104	35,021	40,447
Other expense	1,916	1,915	5,750	5,745
Loss (gain) on disposal of assets	304	(2)	(11,996)	63

Income before income taxes	2,902	4,775	51,523	104,185
Income taxes (benefit)	(2,560)	(2,650)	8,130	19,080

Net income	$5,462	$7,425	$43,393	$85,105

Earnings per share:
Basic and diluted	$0.22	$0.27	$1.69	$3.08

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$5,462	$7,425	$43,393	$85,105
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $0, $32, $0, and $95, respectively)	—	100	—	301

Comprehensive income	$5,462	$7,525	$43,393	$85,406

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended November 2, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, August 3, 2019	$1,239	$949,846	$(12,809)	$4,490,759	$(3,783,191)	$1,645,844
Net income	—	—	—	5,462	—	5,462
Purchase of 600,479 shares of treasury stock	—	—	—	—	(35,213)	(35,213)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,710)	—	(3,710)
Balance, November 2, 2019	$1,239	$949,846	$(12,809)	$4,492,511	$(3,818,404)	$1,612,383

	Three Months Ended November 3, 2018
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, August 4, 2018	$1,239	$947,125	$(17,785)	$4,370,780	$(3,626,885)	$1,674,474
Net income	—	—	—	7,425	—	7,425
Other comprehensive income	—	—	100	—	—	100
Purchase of 721,807 shares of treasury stock	—	—	—	—	(53,997)	(53,997)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,726)	—	(2,726)
Balance, November 3, 2018	$1,239	$947,125	$(17,685)	$4,375,479	$(3,680,882)	$1,625,276

	Nine Months Ended November 2, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 2, 2019	$1,239	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
Net income	—	—	—	43,393	—	43,393
Issuance of 17,600 shares under equity plans	—	1,011	—	—	—	1,011
Purchase of 1,665,222 shares of treasury stock	—	—	—	—	(101,514)	(101,514)
Cash dividends declared:
Common stock, $0.35 per share	—	—	—	(8,888)	—	(8,888)
Balance, November 2, 2019	$1,239	$949,846	$(12,809)	$4,492,511	$(3,818,404)	$1,612,383

	Nine Months Ended November 3, 2018
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 3, 2018	$1,239	$946,147	$(15,444)	$4,365,219	$(3,589,006)	$1,708,155
Net income	—	—	—	85,105	—	85,105
Cumulative effect adjustment related to ASU 2016-16 and 2018-02	—	—	(2,542)	(66,574)	—	(69,116)
Other comprehensive income	—	—	301	—	—	301
Issuance of 12,800 shares under equity plans	—	978	—	—	—	978
Purchase of 1,239,610 shares of treasury stock	—	—	—	—	(91,876)	(91,876)
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(8,271)	—	(8,271)
Balance, November 3, 2018	$1,239	$947,125	$(17,685)	$4,375,479	$(3,680,882)	$1,625,276

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Operating activities:
Net income	$43,393	$85,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	164,373	169,412
(Gain) loss on disposal of assets	(11,996)	63
Proceeds from insurance	397	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,612	(28,095)
Increase in merchandise inventories	(441,563)	(580,108)
Increase in other current assets	(2,015)	(24,533)
Increase in other assets	(8,404)	(8,666)
Increase in trade accounts payable and accrued expenses and other liabilities	286,322	512,459
Decrease in income taxes	(9,135)	(55,978)

Net cash provided by operating activities	22,984	69,659

Investing activities:
Purchases of property and equipment	(70,915)	(114,202)
Proceeds from disposal of assets	22,031	1,958
Proceeds from insurance	—	1,961
Distribution from joint venture	1,350	2,690

Net cash used in investing activities	(47,534)	(107,593)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(703)	(161,779)
Increase in short-term borrowings	98,600	191,100
Cash dividends paid	(7,810)	(8,383)
Purchase of treasury stock	(101,514)	(91,876)

Net cash used in financing activities	(11,427)	(70,938)

Decrease in cash, cash equivalents and restricted cash	(35,977)	(108,872)
Cash, cash equivalents and restricted cash, beginning of period	123,509	187,028

Cash, cash equivalents and restricted cash, end of period	$87,532	$78,156

Non-cash transactions:
Accrued capital expenditures	$9,573	$5,189
Accrued purchases of treasury stock	—	2,000
Stock awards	1,011	978
Lease assets obtained in exchange for new operating lease liabilities	4,601	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended November 2, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020 due to, among other factors, the seasonal nature of the business.

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

(in thousands)	November 2, 2019	November 3, 2018
Cash and cash equivalents	$79,065	$78,156
Restricted cash	8,467	—
Total cash, cash equivalents and restricted cash	$87,532	$78,156

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

Recently Issued Accounting Pronouncements

Defined Benefit Plans: Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company plans to adopt ASU No. 2018-14 during the fourth quarter of 2019. The impact of this update on its notes to financial statements is not expected to be material.
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
Revenue Recognition—The Company's retail operations segment recognizes merchandise revenue at the point of sale. Allowance for sales returns and a return asset are recorded as components of net sales in the period in which the related sales are recorded. Sales taxes collected from customers are excluded from revenue and are recorded in trade accounts payable and accrued expenses until remitted to the taxing authorities.
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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Retail operations segment
Cosmetics	14%	13%	13%	14%
Ladies’ apparel	23	23	24	24
Ladies’ accessories and lingerie	14	13	15	14
Juniors’ and children’s apparel	10	10	10	9
Men’s apparel and accessories	17	17	17	17
Shoes	15	16	15	15
Home and furniture	3	3	3	3
	96	95	97	96
Construction segment	4	5	3	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended November 2, 2019:
Net sales from external customers	$1,334,205	$54,105	$1,388,310
Gross profit	460,549	979	461,528
Depreciation and amortization	55,963	180	56,143
Interest and debt expense (income), net	11,562	(26)	11,536
Income before income taxes	2,223	679	2,902
Total assets	3,753,211	46,852	3,800,063

Three Months Ended November 3 2018:
Net sales from external customers	$1,341,845	$77,368	$1,419,213
Gross profit	461,476	2,800	464,276
Depreciation and amortization	55,605	157	55,762
Interest and debt expense (income), net	12,117	(13)	12,104
Income before income taxes	3,463	1,312	4,775
Total assets	3,918,065	68,536	3,986,601

Nine Months Ended November 2, 2019:
Net sales from external customers	$4,132,890	$147,724	$4,280,614
Gross profit	1,392,057	1,994	1,394,051
Depreciation and amortization	162,364	526	162,890
Interest and debt expense (income), net	35,104	(83)	35,021
Income (loss) before income taxes	52,023	(500)	51,523
Total assets	3,753,211	46,852	3,800,063

Nine Months Ended November 3, 2018
Net sales from external customers	$4,161,992	$183,506	$4,345,498
Gross profit	1,463,251	6,392	1,469,643
Depreciation and amortization	167,513	473	167,986
Interest and debt expense (income), net	40,480	(33)	40,447
Income before income taxes	102,385	1,800	104,185
Total assets	3,918,065	68,536	3,986,601

Intersegment construction revenues of $8.2 million and $9.3 million for the three months ended November 2, 2019 and November 3, 2018, respectively, and $22.8 million and $21.4 million for the nine months ended November 2, 2019 and November 3, 2018, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	November 2, 2019	February 2, 2019	November 3, 2018	February 3, 2018
Contract liabilities	$60,742	$72,852	$56,704	$73,059

During the nine months ended November 2, 2019 and November 3, 2018, the Company recorded $45.2 million and $47.1 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $72.9 million and $73.1 million, at February 2, 2019 and February 3, 2018, respectively.
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

Construction
(in thousands of dollars)	November 2, 2019	February 2, 2019	November 3, 2018	February 3, 2018
Accounts receivable	$33,154	$31,867	$51,603	$20,136
Costs and estimated earnings in excess of billings on uncompleted contracts	2,479	1,165	1,823	1,213
Billings in excess of costs and estimated earnings on uncompleted contracts	6,800	7,414	6,774	5,503

During the nine months ended November 2, 2019 and November 3, 2018, the Company recorded $7.1 million and $4.8 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.4 million and $5.5 million at February 2, 2019 and February 3, 2018, respectively.
The remaining performance obligations related to executed construction contracts totaled $71.9 million, $143.9 million and $318.6 million at November 2, 2019, February 2, 2019 and November 3, 2018, respectively.
Note 5. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$5,462	$7,425	$43,393	$85,105

Weighted average shares of common stock outstanding	24,913	27,309	25,604	27,588

Basic and diluted earnings per share	$0.22	$0.27	$1.69	$3.08

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended November 2, 2019 and November 3, 2018.

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

At November 2, 2019, letters of credit totaling $20.6 million were issued under the Company’s revolving credit facility.

Note 7.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million and $4.1 million to the Pension Plan during the three and nine months ended November 2, 2019, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.4 million during the remainder of fiscal 2019.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Components of net periodic benefit costs:
Service cost	$906	$922	$2,716	$2,766
Interest cost	1,916	1,783	5,750	5,349
Net actuarial loss	—	132	—	396
Net periodic benefit costs	$2,822	$2,837	$8,466	$8,511
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 8.  Revolving Credit Agreement

At November 2, 2019, the Company maintained an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022 (“credit agreement”). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.

At November 2, 2019, $98.6 million in borrowings were outstanding, and letters of credit totaling $20.6 million were issued under the credit agreement leaving unutilized availability under the facility of $680.8 million.

To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At November 2, 2019, the Company was in compliance with all financial covenants related to the credit agreement.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cost of shares repurchased	$35,213	$53,997	$101,514	$91,876
Number of shares repurchased	600	722	1,665	1,240
Average price per share	$58.64	$74.81	$60.96	$74.12

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. As of November 2, 2019, $305.4 million of authorization remained under the March 2018 Plan.

Note 10.  Income Taxes

During the three and nine months ended November 2, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes which included tax benefits recognized of approximately $2.8 million for amended state income tax return filings and related decreases to accrued state income taxes.

During the three and nine months ended November 3, 2018, income taxes differed from what would be computed using the statutory federal tax rate primarily due to tax benefits recognized of approximately $1.5 million for an update to the provisional amounts previously recorded related to the Tax Cuts and Jobs Act of 2017 (“the Act”); additional prior year federal tax credits of approximately $1.4 million; and current year federal tax credits partially offset by the effect of state and local income tax expense.

Note 11. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Defined benefit pension plan items
Amortization of actuarial losses	$—	$132	$—	$396	Total before tax (1)
	—	32	—	95	Income tax expense
	$—	$100	$—	$301	Total net of tax

For fiscal year 2019, there is no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 7, Benefit Plans, for additional information.

Note 12. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Beginning balance	$12,809	$17,785	$12,809	$15,444

Amounts reclassified from AOCL	—	(100)	—	(301)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	2,542

Ending balance	$12,809	$17,685	$12,809	$17,685

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

•	We elected the accounting policy to account for lease components (e.g. fixed rent payments) separately from non-lease components (e.g. common area maintenance costs).

The Company leases retail stores, office space and equipment under operating leases. The majority of these operating leases were impacted by the adoption of the new standard. At adoption, we recorded right-of-use operating lease assets and operating lease liabilities totaling $57.0 million and $56.2 million, respectively. As of November 2, 2019, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $48.6 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $48.2 million. The impact of the adoption of the new standard was immaterial to our condensed consolidated statements of income, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders' equity.
In determining our operating lease assets and operating lease liabilities, we applied an incremental borrowing rate to the minimum lease payments within each lease agreement. ASU No. 2016-02 requires the use of the rate implicit in the lease whenever that rate is readily determinable; furthermore, if the implicit rate is not readily determinable, a lessee may use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate our specific incremental borrowing rates that align with applicable lease terms, we utilized a model consistent with the credit quality of our outstanding debt instruments.
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

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	November 2, 2019	February 2, 2019(a)	November 3, 2018(a)
Assets
Finance lease assets	Property and equipment, net (b)	$776	$1,093	$1,213
Operating lease assets	Operating lease assets	48,600	—	—
Total leased assets		$49,376	$1,093	$1,213

Liabilities
Current
Finance	Current portion of finance lease liabilities	$1,148	$1,214	$1,187
Operating	Current portion of operating lease liabilities	15,250	—	—
Noncurrent
Finance	Finance lease liabilities	1,029	1,666	1,980
Operating	Operating lease liabilities	32,958	—	—
Total lease liabilities		$50,385	$2,880	$3,167

(a) The Company adopted and applied ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification and related amendments on February 3, 2019. The prior periods are presented under ASC 840, Leases.
(b) Finance lease assets are recorded net of accumulated amortization of $13.8 million, $13.5 million and $22.4 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively.

Lease Cost		Three Months Ended		Nine Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating lease cost (a)	Rentals	$5,927	$6,578	$18,254	$19,683
Finance lease cost
Amortization of leased assets	Depreciation and amortization	106	120	317	1,876
Interest on lease liabilities	Interest and debt expense, net	109	77	367	250
Net lease cost		$6,142	$6,775	$18,938	$21,809

(a) Includes short term lease costs of $0.8 million and $2.5 million and variable lease costs of $0.3 million and $1.0 million for the three and nine months ended November 2, 2019, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2019 (excluding the nine months ended November 2, 2019)	$4,054	$357	$4,411
2020	16,822	1,428	18,250
2021	12,471	726	13,197
2022	6,127	—	6,127
2023	3,357	—	3,357
After 2023	15,017	—	15,017
Total minimum lease payments	57,848	2,511	60,359
Less amount representing interest	(9,640)	(334)	(9,974)
Present value of lease liabilities	$48,208	$2,177	$50,385

Lease Term and Discount Rate

November 2, 2019
Weighted-average remaining lease term
Operating leases	5.4 years
Finance leases	1.9 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	16.4%

Other Information

(in thousands of dollars)	Nine Months Ended November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,060
Operating cash flows from finance leases	367
Financing cash flows from finance leases	703

Lease assets obtained in exchange for new operating lease liabilities	$4,601

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

Note 14. Loss (Gain) on Disposal of Assets

During the three months ended November 2, 2019, the Company recorded a loss of $0.3 million primarily from the sale of one store location in Midland, Texas that was recorded in loss (gain) on disposal of assets.

During the nine months ended November 2, 2019, the Company received proceeds of $22.0 million and recorded a net gain of $12.0 million primarily from the sale of three store locations in Boynton Beach, Florida, Boardman, Ohio and Cary, North Carolina. During the nine months ended November 3, 2018, the Company received proceeds of $2.0 million primarily from the sale of a store property, resulting in a loss of $0.1 million that was recorded in loss (gain) on disposal of assets.

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

The fair value of the Company’s cash, cash equivalents, restricted cash, accounts receivable and other short term borrowings approximates their carrying values at November 2, 2019 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at November 2, 2019 was approximately $408 million.  The carrying value of the Company’s long-term debt at November 2, 2019 was $365.7 million.  The fair value of the Company’s subordinated debentures at November 2, 2019 was approximately $209 million.  The carrying value of the Company’s subordinated debentures at November 2, 2019 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 2, 2019.

EXECUTIVE OVERVIEW

The Company's performance in the third quarter of fiscal 2019 was a substantial sequential improvement from the second quarter. Gross margins improved, comparable store sales were flat and inventory decreased 4% from last year's third quarter. Gross margin from retail operations increased 13 basis points of net sales following a 319 basis point decline in the second quarter. Selling, general and administrative expenses from retail operations increased 18 basis points of net sales. The Company reported consolidated net income of $5.5 million ($0.22 per share) for the current year third quarter compared to consolidated net income of $7.4 million ($0.27 per share) for the prior year third quarter.

Included in net income for the quarter ended November 2, 2019 is a pretax loss on disposal of assets of $0.3 million ($0.2 million after tax or $0.01 per share) related to the sale of a store property. Also included in net income for the quarter is $2.8 million ($0.11 per share) in tax benefits related to amended state tax return filings.

Included in net income for the three months ended November 3, 2018 is $2.9 million ($0.11 per share) in tax benefits related to additional federal tax credits and an update of the provisional amounts recorded for the income tax effects of the Tax Cuts and Jobs Act of 2017.

During the three months ended November 2, 2019, the Company purchased $35.2 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of November 2, 2019, authorization of $305.4 million remained under the March 2018 Plan.

As of November 2, 2019, the Company had working capital of $849.0 million (including cash, cash equivalents and restricted cash of $87.5 million) and $664.3 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities. Cash flows provided by operating activities were $23.0 million for the nine months ended November 2, 2019.

The Company operated 289 Dillard's locations, including 30 clearance centers, and one internet store at November 2, 2019.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	November 2, 2019	November 3, 2018
Net sales (in millions)	$1,388.3	$1,419.2
Retail stores sales trend	(1)%	2%
Comparable retail stores sales trend	—%	3%
Gross profit (in millions)	$461.5	$464.3
Gross profit as a percentage of net sales	33.2%	32.7%
Retail gross profit as a percentage of net sales	34.5%	34.4%
Selling, general and administrative expenses as a percentage of net sales	30.1%	29.5%
Cash flow provided by operations (in millions)*	$23.0	$69.7
Total retail store count at end of period	289	292
Retail sales per square foot	$28	$28
Retail store inventory trend	(4)%	4%
Annualized retail merchandise inventory turnover	2.0	2.0

*Cash flow from operations data is for the nine months ended November 2, 2019 and November 3, 2018.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.5	2.5	2.3	2.3

	102.5	102.5	102.3	102.3

Cost of sales	66.8	67.3	67.4	66.2
Selling, general and administrative expenses	30.1	29.5	28.8	28.4
Depreciation and amortization	4.0	3.9	3.8	3.9
Rentals	0.4	0.5	0.4	0.5
Interest and debt expense, net	0.8	0.9	0.8	0.9
Other expense	0.1	0.1	0.1	0.1
Loss (gain) on disposal of assets	—	—	(0.3)	—

Income before income taxes	0.2	0.3	1.2	2.4
Income taxes (benefit)	(0.2)	(0.2)	0.2	0.4

Net income	0.4%	0.5%	1.0%	2.0%

Net Sales

	Three Months Ended
(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change
Net sales:
Retail operations segment	$1,334,205	$1,341,845	$(7,640)
Construction segment	54,105	77,368	(23,263)
Total net sales	$1,388,310	$1,419,213	$(30,903)

The percent change in the Company’s sales by segment and product category for the three months ended November 2, 2019 compared to the three months ended November 3, 2018 as well as the sales percentage by segment and product category to total net sales for the three months ended November 2, 2019 are as follows:

	% Change 2019 - 2018	% of Net Sales
Retail operations segment
Cosmetics	(0.5)%	14%
Ladies’ apparel	—	23
Ladies’ accessories and lingerie	(0.7)	14
Juniors’ and children’s apparel	(1.7)	10
Men’s apparel and accessories	1.0	17
Shoes	(2.3)	15
Home and furniture	(0.6)	3
		96
Construction segment	(30.1)	4
Total		100%

Net sales from the retail operations segment decreased $7.6 million during the three months ended November 2, 2019 compared to the three months ended November 3, 2018, decreasing 1% in total and remaining essentially flat in comparable stores. Sales of juniors' and children's apparel and shoes decreased moderately over the third quarter last year. Sales of ladies' accessories and lingerie and home and furniture decreased slightly over the third quarter last year, while sales of ladies' apparel and cosmetics remained relatively flat. Sales of men's apparel and accessories increased slightly over the third quarter last year.

The number of sales transactions decreased by 1%, and the average dollars per sales transactions remained relatively flat for the three months ended November 2, 2019 compared to the three months ended November 3, 2018.

We recorded a return asset of $11.1 million and $11.7 million and an allowance for sales returns of $17.8 million and $18.0 million as of November 2, 2019 and November 3, 2018, respectively.

During the three months ended November 2, 2019, net sales from the construction segment decreased $23.3 million or 30.1% compared to the three months ended November 3, 2018 due to a decrease in construction activity. The backlog of awarded construction contracts at November 2, 2019 totaled $307.9 million, decreasing approximately 8% from February 2, 2019 and decreasing approximately 7% from November 3, 2018. We expect the backlog to be earned over the next nine to twenty-four months.

	Nine Months Ended
(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change
Net sales:
Retail operations segment	$4,132,890	$4,161,992	$(29,102)
Construction segment	147,724	183,506	(35,782)
Total net sales	$4,280,614	$4,345,498	$(64,884)

The percent change in the Company’s sales by segment and product category for the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 as well as the sales percentage by segment and product category to total net sales for the nine months ended November 2, 2019 are as follows:

	% Change 2019 - 2018	% of Net Sales
Retail operations segment
Cosmetics	(1.8)%	13%
Ladies’ apparel	(1.3)	24
Ladies’ accessories and lingerie	(1.7)	15
Juniors’ and children’s apparel	1.8	10
Men’s apparel and accessories	1.2	17
Shoes	(2.0)	15
Home and furniture	1.5	3
		97
Construction segment	(19.5)	3
Total		100%

Net sales from the retail operations segment decreased $29.1 million during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018, decreasing 1% in total and remaining essentially flat in comparable stores. Sales of ladies' accessories and lingerie, shoes and cosmetics decreased moderately over the prior year period, while sales of ladies' apparel decreased slightly. Sales of men's apparel and accessories increased slightly, while sales of juniors' and children's apparel and home and furniture increased moderately over the prior year period.

The number of sales transactions decreased 1% for the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 while the average dollars per sales transaction remained relatively flat.

During the nine months ended November 2, 2019, net sales from the construction segment decreased $35.8 million or 19.5% compared to the nine months ended November 3, 2018 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018	$ Change 2019-2018	$ Change 2019-2018
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$23,879	$23,697	$66,219	$67,141	$182	$(922)
Shipping and handling income	6,670	6,047	18,908	18,815	623	93
Leased department income	993	1,211	3,202	3,720	(218)	(518)
Other	2,482	3,794	8,604	9,914	(1,312)	(1,310)
	34,024	34,749	96,933	99,590	(725)	(2,657)
Construction segment	1,325	1,003	2,892	2,004	322	888
Total service charges and other income	$35,349	$35,752	$99,825	$101,594	$(403)	$(1,769)

Gross Profit

(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$460,549	$461,476	$(927)	(0.2)%
Construction segment	979	2,800	(1,821)	(65.0)
Total gross profit	$461,528	$464,276	$(2,748)	(0.6)%

Nine months ended
Retail operations segment	$1,392,057	$1,463,251	$(71,194)	(4.9)%
Construction segment	1,994	6,392	(4,398)	(68.8)
Total gross profit	$1,394,051	$1,469,643	$(75,592)	(5.1)%

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gross profit as a percentage of segment net sales:
Retail operations segment	34.5%	34.4%	33.7%	35.2%
Construction segment	1.8	3.6	1.3	3.5
Total gross profit as a percentage of net sales	33.2	32.7	32.6	33.8

Gross profit decreased $2.7 million and increased 53 basis points of net sales during the three months ended November 2, 2019 compared to the three months ended November 3, 2018.

Gross profit from retail operations increased 13 basis points of net sales during the three months ended November 2, 2019 compared to the three months ended November 3, 2018. Gross margin increased moderately in ladies' accessories and lingerie, shoes and juniors' and children's apparel, while remaining relatively flat in home and furniture. Gross margin declined slightly in men's apparel and accessories and ladies' apparel and declined moderately in cosmetics.

Gross profit decreased $75.6 million and 125 basis points of net sales during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018.

Gross profit from retail operations decreased 148 basis points of net sales during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 primarily due to increased markdowns. Gross margin declined moderately in men's apparel and accessories. Gross margin declined slightly in ladies' apparel, ladies' accessories and lingerie, juniors' and children's apparel, cosmetics and home and furniture, while increasing slightly in shoes.

Gross profit from the construction segment decreased 181 basis points and 213 basis points of construction sales for the three and nine months ended November 2, 2019 compared to the three and nine months ended November 3, 2018, respectively.

Inventory decreased 4% in total as of November 2, 2019 compared to November 3, 2018.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million and $9 million for the three and nine months ended November 2, 2019, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$416,707	$416,576	$131	—%
Construction segment	1,442	2,320	(878)	(37.8)
Total SG&A	$418,149	$418,896	$(747)	(0.2)%

Nine months ended
Retail operations segment	$1,227,588	$1,227,055	$533	—%
Construction segment	4,846	6,073	(1,227)	(20.2)
Total SG&A	$1,232,434	$1,233,128	$(694)	(0.1)%

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
SG&A as a percentage of segment net sales:
Retail operations segment	31.2%	31.0%	29.7%	29.5%
Construction segment	2.7	3.0	3.3	3.3
Total SG&A as a percentage of net sales	30.1	29.5	28.8	28.4

SG&A increased 60 basis points of net sales during the three months ended November 2, 2019 compared to the three months ended November 3, 2018.  SG&A from retail operations increased 18 basis points of net sales during the three months ended November 2, 2019 compared to the three months ended November 3, 2018.

SG&A increased 41 basis points of net sales during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018.  SG&A from retail operations increased 22 basis points of net sales during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018.

Depreciation and Amortization

(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$55,963	$55,605	$358	0.6%
Construction segment	180	157	23	14.6
Total depreciation and amortization	$56,143	$55,762	$381	0.7%

Nine months ended
Retail operations segment	$162,364	$167,513	$(5,149)	(3.1)%
Construction segment	526	473	53	11.2
Total depreciation and amortization	$162,890	$167,986	$(5,096)	(3.0)%

Depreciation and amortization expense decreased $5.1 million during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$11,562	$12,117	$(555)	(4.6)%
Construction segment	(26)	(13)	(13)	(100.0)
Total interest and debt expense, net	$11,536	$12,104	$(568)	(4.7)%

Nine months ended
Retail operations segment	$35,104	$40,480	$(5,376)	(13.3)%
Construction segment	(83)	(33)	(50)	(151.5)
Total interest and debt expense, net	$35,021	$40,447	$(5,426)	(13.4)%

Net interest and debt expense decreased $0.6 million during the three months ended November 2, 2019 compared to the three months ended November 3, 2018 primarily due to lower short term borrowings under the credit facility. Net interest and debt expense decreased $5.4 million during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 primarily due to lower average debt levels related to note maturities. Total weighted average debt decreased by $81.0 million during the three months ended November 2, 2019 compared to the three months ended November 3, 2018 due to a decrease in short term borrowings. Total weighted average debt decreased by $99.1 million during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 primarily due to a note maturity in August 2018.

Loss (Gain) on Disposal of Assets

(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change
Loss (gain) on disposal of assets:
Three months ended
Retail operations segment	$303	$(1)	$304
Construction segment	1	(1)	2
Total loss (gain) on disposal of assets	$304	$(2)	$306

Nine months ended
Retail operations segment	$(11,997)	$65	$(12,062)
Construction segment	1	(2)	3
Total loss (gain) on disposal of assets	$(11,996)	$63	$(12,059)

During the three months ended November 2, 2019, the Company recorded a loss of $0.3 million primarily from the sale of one store location in Midland, Texas.

During the nine months ended November 2, 2019, the Company recorded a net gain of $12.0 million primarily from the sale of three store locations in Boynton Beach, Florida, Boardman, Ohio and Cary, North Carolina.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately -88.2% and -55.5% for the three months ended November 2, 2019 and November 3, 2018, respectively. During the three months ended November 2, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes which included tax benefits recognized of approximately $2.8 million for amended state income tax return filings and related decreases to accrued state income taxes.

During the three months ended November 3, 2018, income taxes differed from what would be computed using the statutory federal tax rate primarily due to tax benefits recognized of approximately $1.5 million for an update to the provisional amounts previously recorded related to the Tax Cuts and Jobs Act of 2017 ("the Act"); additional prior year federal tax credits of approximately $1.4 million; and current year federal tax credits partially offset by the effect of state and local income tax expense.

The Company’s estimated federal and state effective income tax rate was approximately 15.8% and 18.3% for the nine months ended November 2, 2019 and November 3, 2018, respectively. During the nine months ended November 2, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes which included tax benefits recognized of approximately $2.8 million for amended state income tax return filings and related decreases to accrued state income taxes.

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

The Company expects the federal and state effective income tax rate for the remainder of fiscal 2019 to approximate 20% to 21%. This rate may change if results of operations for fiscal 2019 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended November 2, 2019 and November 3, 2018 follows:

	Nine Months Ended
(in thousands of dollars)	November 2, 2019	November 3, 2018	$ Change
Operating Activities	$22,984	$69,659	$(46,675)
Investing Activities	(47,534)	(107,593)	60,059
Financing Activities	(11,427)	(70,938)	59,511
Total Decrease in Cash, Cash Equivalents and Restricted Cash	$(35,977)	$(108,872)	$72,895

Net cash flows from operations decreased $46.7 million during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 primarily due to changes in trade accounts payable and accrued expenses and other liabilities, partially offset by changes in inventory and income taxes.

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

The Company received income of approximately $66 million and $67 million from the Wells Fargo Alliance during the nine months ended November 2, 2019 and November 3, 2018, respectively.

Capital expenditures were $70.9 million and $114.2 million for the nine months ended November 2, 2019 and November 3, 2018, respectively. The capital expenditures were primarily related to equipment purchases and the remodeling of existing stores during the current year. Capital expenditures for fiscal 2019 are expected to be approximately $115 million compared to actual expenditures of $137 million during fiscal 2018.

Dillard's plans to open an expansion at Killeen Mall in Killeen, Texas by the end of the fiscal year, replacing a 70,000 square foot leased facility with a 75,000 square foot owned facility at this dual-anchor location totaling 110,000 square feet. During the first quarter of 2020, the Company plans to open an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). Also in early 2020, Dillard's plans to replace a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling 190,000 square feet).

During the nine months ended November 2, 2019, we closed our locations in Boardman, Ohio (186,000 square feet) and Muskogee, Oklahoma (70,000 square feet). Dillard's has announced the upcoming closures of our locations in Enid, Oklahoma (70,000 square feet), Cary, North Carolina (145,000 square feet), Council Bluffs, Iowa (Clearance Center - 100,000 square feet) and Mesa, Arizona (Clearance Center - 100,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the nine months ended November 2, 2019, the Company received cash proceeds of $22.0 million and recorded a related gain of $12.0 million for the sale of three store locations in Boardman, Ohio, Boynton Beach, Florida and Cary, North Carolina. The proceeds from the Cary, North Carolina store sale are being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow account is administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash is restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of November 2, 2019, the acquisition of a replacement property had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheets. The proceeds from the

Boardman, Ohio store sale were previously held in escrow prior to the acquisition of the replacement property at Columbia Mall in Columbia, Missouri during the third quarter.

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

The Company had cash on hand of $79.1 million as of November 2, 2019.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintains an unsecured revolving credit facility that provides a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum. To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At November 2, 2019, the Company was in compliance with all financial covenants related to the credit agreement.

At November 2, 2019, $98.6 million in borrowings were outstanding, and letters of credit totaling $20.6 million were issued under the credit agreement leaving unutilized availability under the facility of $680.8 million.

During the nine months ended November 2, 2019, the Company repurchased 1.7 million shares of Class A Common Stock at an average price of $60.96 per share for $101.5 million under the Company's March 2018 Plan. During the nine months ended November 3, 2018, the Company repurchased 1.2 million shares of Class A Common Stock at an average price of $74.12 per share for $91.9 million (including the accrual of $2.0 million of share repurchases that had not settled as of November 3, 2018). Additionally, the Company paid $2.0 million for share repurchases that had not yet settled but were accrued at February 3, 2018. At November 2, 2019, $305.4 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 11, 2019, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2019 through August 31, 2019	318,210	$56.56	318,210	$322,631,524
September 1, 2019 through October 5, 2019	282,269	60.98	282,269	305,417,522
October 6, 2019 through November 2, 2019	—	—	—	305,417,522
Total	600,479	$58.64	600,479	$305,417,522

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
During the three months ended November 2, 2019, the Company repurchased 0.6 million shares totaling $35.2 million. As of November 2, 2019, $305.4 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 9, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	December 11, 2019	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer