Form 10-K
period 2020-02-01
DILLARD'S, INC.
filed 2020-03-31
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 1-6140
DILLARD'S, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-0388071
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201
(Address of principal executive offices)
(Zip Code)
Registrant's telephone number, including area code (501) 376-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	DDS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer ☐	Smaller Reporting Company	☐
Non-Accelerated Filer	☐		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2019 was $1,184,463,131.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2020:

CLASS A COMMON STOCK, $0.01 par value	19,367,269
CLASS B COMMON STOCK, $0.01 par value	4,010,401
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2020 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

1

2

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 1, 2020, we operated 285 Dillard's stores, including 28 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2019	Fiscal 2018	Fiscal 2017
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	22	22	23
Ladies' accessories and lingerie	15	15	16
Juniors' and children's apparel	9	9	8
Men's apparel and accessories	18	17	17
Shoes	15	15	16
Home and furniture	4	4	4
	97	96	98
Construction segment	3	4	2
Total	100%	100%	100%
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
As of February 1, 2020, we employed approximately 38,000 full-time and part-time associates, of which approximately 40% were part-time. The number of associates varies during the year, with increases occurring during peak seasonal selling periods.
We purchase merchandise from many sources and do not believe that we are dependent on any one supplier. We have no long-term purchase commitments or arrangements with any of our suppliers, but we consider our relationships to be strong and mutually beneficial.
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2019 and 2018 ended on February 1, 2020 and February 2, 2019, respectively, and contained 52 weeks each, and fiscal year 2017 ended on February 3, 2018 and contained 53 weeks.
The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") and should not be considered to be a part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished with the SEC pursuant to Section 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. investor relations website: investor.dillards.com.
We have adopted a Code of Conduct and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our investor relations website our Code of Conduct, Corporate Governance Guidelines, Social Accountability Policy, our most recent Social Accountability Report, our most recent report on climate change mitigation efforts and committee charters for the Audit Committee of the Board of Directors and the Stock Option and Executive Compensation Committee of the Board of Directors.
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
The COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general could have a material adverse effect on our business, financial condition and results of operations.
            In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the virus has rapidly spread to other countries around the world, including South Korea, Japan, Italy, and recently, the United States. In response to the pandemic, national and local governments have taken various measures to attempt to slow the spread of the virus. These measures include travel bans; prohibitions on group events and large gatherings; extended shutdowns of schools, government offices and certain businesses; curfews and recommendations to practice “social distancing.” At this time, it is unclear how long these measures may remain in place or what additional measures may be imposed.
            The foregoing measures, and additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, including mandatory or voluntary store closures by the Company, have substantially decreased and may continue to decrease the number of customers that visit our stores and the shopping malls in which our stores are located. A decrease in customers due to the COVID-19 pandemic or measures taken in response thereto has had and could continue to have a material adverse effect on our business.
            The Company sources a significant portion of its private label and exclusive brand merchandise from countries that have experienced widespread transmission of the virus, including China. Additionally, many of the Company’s branded merchandise vendors may also source a significant portion of their merchandise from these same countries. Manufacturing capacity in those countries has been materially impacted by the pandemic, and has negatively impacted our supply chain. If this continues, we cannot guarantee that we will be able to locate alternative sources of supply for our merchandise on acceptable terms, or at all. If we are unable to adequately source our merchandise or purchase appropriate amounts of merchandise from branded vendors, our business and results of operations may be materially and adversely affected.
            In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.
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
The occurrence of, or threat of, a natural disaster, war, acts of violence, acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic) could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores, or directly to customers. As a result of the occurrence of, or threat of, a natural disaster, acts of violence or acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic) in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At February 1, 2020, we operated 285 stores in 29 states totaling approximately 48.3 million square feet of which we owned approximately 43.7 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 1, 2020:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	16	15	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	38	2	2	—
Georgia	12	8	3	1	—
Iowa	4	4	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	15	14	1	—	—
Missouri	9	6	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	3	2	1	—	—
New Mexico	6	3	3	—	—
Nevada	5	5	—	—	—
Ohio	12	10	2	—	—
Oklahoma	8	6	2	—	—
South Carolina	7	7	—	—	—
Tennessee	10	8	1	—	1
Texas	57	45	7	—	5
Utah	5	5	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	285	244	25	10	6

At February 1, 2020, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12 and 13 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2020, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table lists the names and ages of all executive officers of the Company, the nature of any family relationship between them and the Company's CEO and all positions and offices with the Company presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	75	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	70	Director; President	1998	Brother of William Dillard, II
Mike Dillard	68	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	73	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson (1)	48	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts (2)	57	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
William Dillard, III (3)	49	Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy (4)	62	Senior Vice President	2015	Sister of William Dillard, II
Dean L. Worley	54	Vice President; General Counsel	2012	None
Mike McNiff	67	Vice President	1995	None
Brant Musgrave	47	Vice President	2014	None
Mike Litchford (5)	54	Vice President	2016	None
Tom Bolin (6)	57	Vice President	2016	None
Annemarie Jazic (7)	36	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie (8)	36	Vice President	2017	Niece of William Dillard, II
Tony Bolte (9)	61	Vice President	2017	None
James D. Stockman (10)	63	Vice President	2017	None
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

2014 to 2017. In 2017, she was promoted to Corporate Vice President of Ladies', Juniors' and Children's Exclusive Brands.

(9)	Mr. Bolte served as Vice President of Logistics from 2007 to 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics.

(10)	Mr. Stockman served as General Merchandise Manager of Exclusive Brands from 2004 to 2017. In 2017, he was promoted to Corporate Vice President of Ladies' Apparel.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
While the Company currently expects to continue paying quarterly cash dividends during fiscal 2020, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of February 29, 2020, there were 2,459 holders of record of the Company's Class A Common Stock and 8 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2019 through November 30, 2019	—	$—	—	$305,417,522
December 1, 2019 through January 4, 2020	—	—	—	305,417,522
January 5, 2020 through February 1, 2020	533,557	68.85	533,557	268,680,928
Total	533,557	$68.85	533,557	$268,680,928
(1) The total number of shares purchased consists of shares purchased under the Board of Directors' authorized repurchase plan described below.

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Stock Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The repurchase plan has no expiration date. There was $268.7 million in remaining availability pursuant to the March 2018 Stock Plan as of February 1, 2020.
Reference is made to the discussion in Note 9 in the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report, which information is incorporated by reference herein.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the Company's equity compensation plans is incorporated herein by reference from Item 12 of this Annual Report under the heading "Equity Compensation Plan Information".

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 30, 2015 (the last trading day prior to the start of fiscal 2015) and assumes reinvestment of dividends.
The table below shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
300
200
100
0
Dollars
Base Year
2015
2016
2017
2018
2019
Fiscal Year
Dillard's
S&P 500
S&P 500 Department Stores

	2015	2016	2017	2018	2019
Dillard's, Inc.	$62.16	$48.45	$56.79	$58.82	$54.84
S&P 500	99.33	120.06	147.47	147.38	179.16
S&P 500 Department Stores	72.11	58.16	71.50	75.70	53.65

ITEM 6.    SELECTED FINANCIAL DATA.
The selected financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations", our consolidated audited financial statements and notes thereto and the other information contained elsewhere in this report.

(Dollars in thousands, except per share data)	2019	2018	2017(1)	2016	2015
Net sales	$6,203,520	$6,356,109	$6,261,477	$6,257,137	$6,595,626
Percent change	(2)%	2%	—%	(5)%	—%
Cost of sales	4,235,978	4,291,520	4,199,718	4,166,411	4,350,805
Percent of sales	68.3%	67.5%	67.1%	66.6%	66.0%
Interest and debt expense, net	46,227	52,518	62,580	63,059	60,923
Income before income taxes and income on and equity in earnings of joint ventures	133,891	207,962	212,689	257,675	408,784
Income taxes (benefit)	22,810	37,730	(7,800)	88,500	140,770
Income on and equity in earnings of joint ventures	—	31	835	45	1,356
Net income	111,081	170,263	221,324	169,220	269,370
Net income per diluted common share	4.38	6.23	7.51	4.93	6.91
Dividends per common share	0.50	0.40	0.34	0.28	0.26
Book value per common share	67.09	63.70	60.77	53.41	49.98
Average number of diluted shares outstanding	25,363,912	27,311,513	29,486,671	34,308,211	39,004,500
Accounts receivable	46,160	49,853	38,437	47,308	47,138
Merchandise inventories	1,465,007	1,528,417	1,463,561	1,406,403	1,374,505
Property and equipment, net	1,458,176	1,586,733	1,696,276	1,790,267	1,939,832
Operating lease assets	47,924	—	—	—	—
Total assets	3,430,257	3,431,369	3,682,703	3,898,450	3,863,901
Long-term debt	365,709	365,569	365,429	526,106	613,061
Finance lease liabilities	695	1,666	2,880	3,988	7,269
Operating lease liabilities	32,683	—	—	—	—
Other liabilities	273,601	238,731	240,173	238,424	238,980
Deferred income taxes	3,490	13,487	116,831	225,684	258,070
Subordinated debentures	200,000	200,000	200,000	200,000	200,000
Total stockholders' equity	1,623,259	1,678,381	1,708,155	1,717,417	1,795,305
Number of stores
Opened	—	—	1	—	3
Closed	6	1	2	4	3
Total—end of year	285	291	292	293	297
___________________________________
(1)    Fiscal 2017 contains 53 weeks.
The items below are included in the Selected Financial Data.
2019
The items below amount to a net $20.3 million pretax gain ($20.9 million after tax or $0.82 per share).

•	a $20.3 million pretax gain ($15.8 million after tax or $0.62 per share) primarily related to the sale of six store properties.

•	$5.1 million ($0.20 per share) in tax benefits related to amended state tax return filings and the Taxpayer Certainty and Disaster Tax Relief Act of 2019.
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

•
a $0.8 million pretax loss ($0.5 million after tax or $0.02 per share) related to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's senior unsecured revolving credit facility.

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
Dillard's, Inc. operates 285 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2019 reporting period presented and discussed below ended February 1, 2020 and contained 52 weeks. The fiscal 2018 reporting period presented and discussed below ended February 2, 2019 and contained 52 weeks. The fiscal 2017 reporting period presented below ended February 3, 2018 and contained 53 weeks. For comparability purposes, where noted, some of the information presented below is based upon comparison of the 52 weeks ended February 2, 2019 to the 52 weeks ended February 3, 2018. Additionally, where noted, some of the information presented below is based upon comparison of the 52 weeks ended January 27, 2018 to the 52 weeks ended January 28, 2017.
A discussion regarding results of operations and analysis of financial condition for the year ended February 2, 2019, as compared to the year ended February 3, 2018 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 2, 2019.
EXECUTIVE OVERVIEW
Fiscal 2019
Comparable retail sales decreased 1% for fiscal 2019 compared to fiscal 2018. Gross profit from retail operations decreased 99 basis points of sales for fiscal 2019 compared to fiscal 2018. Consolidated gross profit for fiscal 2019 decreased 76 basis points of sales compared to fiscal 2018. Consolidated selling, general and administrative ("SG&A") expenses during fiscal 2019 increased 65 basis points of sales compared to fiscal 2018. Net income decreased to $111.1 million, or $4.38 per share, during fiscal 2019 from $170.3 million, or $6.23 per share, in the prior year.
Included in net income for fiscal 2019 is a pretax gain of $20.3 million ($15.8 million after tax or $0.62 per share) primarily related to the sale of six store properties. Also included is $5.1 million ($0.20 per share) in tax benefits related to amended state tax return filings and the Taxpayer Certainty and Disaster Tax Relief Act of 2019.
Included in net income for fiscal 2018 is $2.9 million ($0.11 per share) in tax benefits related to additional federal tax credits and an update of the provisional amounts recorded for the income tax effects of the Tax Cuts and Jobs Act of 2017.
During fiscal 2019, the Company repurchased $138.3 million, or 2.2 million shares, of Class A Common Stock under the Company's stock repurchase plan, with $268.7 million in authorization remaining under the March 2018 Stock Plan at February 1, 2020.
As of February 1, 2020, we had working capital of $917.3 million (including cash and cash equivalents of $277.1 million) and $565.7 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities, with no scheduled maturities in fiscal 2020. Cash flows provided by operating activities were $365.1 million in fiscal 2019.
On February 25, 2020, the Company provided estimates for certain financial statement items, including depreciation and amortization, rentals, interest and debt expense, net and capital expenditures, for the fiscal year ending January 30, 2021 based upon current conditions at that time, which did not include the impact of COVID-19. Due to heightened uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, the Company is withdrawing its 2020 guidance.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2019	Fiscal 2018		Fiscal 2017
Net sales (in millions)	$6,203.5	$6,356.1		$6,261.5
Gross profit (in millions)	$1,967.5	$2,064.6		$2,061.8
Gross profit as a percentage of net sales	31.7%	32.5%		32.9%
Retail gross profit as a percentage of retail net sales	32.6%	33.6%		33.6%
Selling, general and administrative expenses as a percentage of net sales	27.3%	26.6%		26.9%
Cash flow from operations (in millions)	$365.1	$367.3		$274.3
Total retail store count at end of period	285	291		292
Retail sales per square foot	$127	$127		$127
Retail stores sales trend	(2)%	2%	*	(1)%	**
Comparable retail store sales trend	(1)%	2%	*	—%	**
Retail store inventory trend	(4)%	4%		4%
Retail merchandise inventory turnover	2.4	2.4		2.5

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. As a result, we have reduced store operating hours, and we have been ordered to temporarily close many retail locations, negatively impacting the Company's sales. While the disruption is currently expected to be temporary, there is uncertainty around the duration. At present, while this matter has had a significant negative impact on our business, results of operations, and financial position, the related financial impact to fiscal 2020 cannot be reasonably estimated at this time.

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
General
Net sales.  Net sales includes merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI Contractors, LLC (“CDI”), the Company’s general contracting construction company.  Comparable store sales includes sales for those stores which were in operation for a full period in both the most recently completed quarter and the corresponding quarter for the prior fiscal year, including our internet store.  Comparable store sales excludes changes in the allowance for sales returns.  Non-comparable store sales includes:  sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.

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

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and borrowings under the Company’s credit facility.  Interest and debt expense also includes gains and losses on note repurchases, if any, amortization of financing costs and interest on finance lease obligations.

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

Income on and equity in earnings of joint ventures.    Income on and equity in earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as the distribution of excess cash (excluding returns of investments) from a mall joint venture, if any.

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
Merchandise inventory.   All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 97% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 1, 2020 and February 2, 2019, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2019, 2018 or 2017. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $14 million for fiscal 2019.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $18.3 million and $15.1 million and return assets of $12.1 million and $10.2 million as of February 1, 2020 and February 2, 2019, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2019, 2018 and 2017.
The Company's share of income under the Wells Fargo Alliance and the Company's former long-term marketing and servicing alliance with Synchrony Financial, which expired in 2014 ("Synchrony Alliance"), involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $91 million, $94 million and $101 million from the alliance in fiscal 2019, 2018 and 2017, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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
Construction contracts give rise to accounts receivable, contract assets and contract liabilities. We record accounts receivable based on amounts billed to customers. We also record costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in other current assets and trade accounts payable and accrued expenses, respectively, on the consolidated balance sheets.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $1 million per claim and a one-time $1 million corridor). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 1, 2020 and February 2, 2019, insurance accruals of $42.9 million and $42.0 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2019 and 2018, partially due to Company programs that have helped decrease both the number and cost of claims. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net income by approximately $4 million for fiscal 2019.
Long-lived assets.    The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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
The total amount of unrecognized tax benefits as of February 1, 2020 was $5.2 million, of which $3.5 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 2, 2019 was $2.7 million, of which $1.6 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2016 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension Index Curve on its annual measurement date and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 2.8% as of February 1, 2020 from 4.0% as of February 2, 2019. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $223.7 million is appropriately stated as of February 1, 2020; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $15 million. The Company expects to make a contribution to the pension plan of approximately $5.5 million in fiscal 2020. The Company expects pension expense to be approximately $12.8 million in fiscal 2020 with a liability of $228.7 million at January 30, 2021.

RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	February 1, 2020		February 2, 2019		February 3, 2018
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,203,520	100.0%	$6,356,109	100.0%	$6,261,477	100.0%
Service charges and other income	139,691	2.3	147,240	2.3	161,199	2.6
	6,343,211	102.3	6,503,349	102.3	6,422,676	102.6
Cost of sales	4,235,978	68.3	4,291,520	67.5	4,199,718	67.1
Selling, general and administrative expenses	1,691,017	27.3	1,691,180	26.6	1,684,916	26.9
Depreciation and amortization	222,349	3.6	223,815	3.5	231,595	3.7
Rentals	26,375	0.4	28,646	0.5	28,012	0.4
Interest and debt expense, net	46,227	0.7	52,518	0.8	62,580	1.0
Other expense	7,667	0.1	7,660	0.1	8,026	0.1
(Gain) loss on disposal of assets	(20,293)	(0.3)	48	—	(4,860)	(0.1)
Income before income taxes and income on and equity in earnings of joint ventures	133,891	2.2	207,962	3.3	212,689	3.4
Income taxes (benefit)	22,810	0.4	37,730	0.6	(7,800)	(0.1)
Income on and equity in earnings of joint ventures	—	—	31	—	835	—
Net income	$111,081	1.8%	$170,263	2.7%	$221,324	3.5%

Sales

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net sales:
Retail operations segment	$6,012,170	$6,120,758	$6,108,037
Construction segment	191,350	235,351	153,440
Total net sales	$6,203,520	$6,356,109	$6,261,477
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2019-2018	Fiscal 2018-2017(1)
Retail operations segment
Cosmetics	(2.1)%	1.9%
Ladies' apparel	(1.8)	0.2
Ladies' accessories and lingerie	(4.0)	2.1
Juniors' and children's apparel	1.1	3.3
Men's apparel and accessories	(0.4)	3.4
Shoes	(2.6)	(0.5)
Home and furniture	(1.7)	4.9
Construction segment	(18.7)	53.4
___________________________________
(1) Based upon the 52 weeks ended February 2, 2019 and 52 weeks ended February 3, 2018

2019 Compared to 2018
Net sales from the retail operations segment decreased $108.6 million during fiscal 2019 compared to fiscal 2018, a decrease of 2% on a percentage basis. Sales in comparable stores decreased 1% for fiscal 2019 compared to fiscal 2018. During fiscal 2019, sales of ladies' apparel, ladies' accessories and lingerie, shoes, cosmetics and home and furniture decreased moderately, while sales of men's apparel remained essentially flat. Sales of juniors' and children's apparel increased slightly.
The number of sales transactions during fiscal 2019 decreased 2% over fiscal 2018 while the average dollars per sales transaction remained relatively flat.
Net sales from the construction segment decreased $44.0 million or 18.7% during fiscal 2019 as compared to fiscal 2018 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $156.5 million, increasing approximately 9% from February 2, 2019.
Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2019, 2018 and 2017 was 21.1%, 20.7% and 21.4% of total net sales, respectively.

Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017	2019 - 2018	2018 - 2017	2019 - 2018	2018 - 2017
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance and former Synchrony Alliance	$91.2	$93.6	$101.3	$(2.4)	$(7.7)	(2.6)%	(7.6)%
Leased department income	4.6	5.3	6.0	(0.7)	(0.7)	(13.2)	(11.7)
Shipping and handling income	28.3	26.6	33.3	1.7	(6.7)	6.4	(20.1)
Other	14.9	16.0	17.9	(1.1)	(1.9)	(6.9)	(10.6)
	139.0	141.5	158.5	(2.5)	(17.0)	(1.8)	(10.7)
Construction segment	0.7	5.7	2.7	(5.0)	3.0	(87.7)	111.1
Total	$139.7	$147.2	$161.2	$(7.5)	$(14.0)	(5.1)%	(8.7)%
2019 Compared to 2018
Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliances decreased $2.4 million in fiscal 2019 compared to fiscal 2018 primarily due to a decrease in finance charges in 2019.
Gross Profit

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Gross profit:
Retail operations segment	$1,960,255	$2,056,010	$2,054,969
Construction segment	7,287	8,579	6,790
Total gross profit	$1,967,542	$2,064,589	$2,061,759
Gross profit as a percentage of segment net sales:
Retail operations segment	32.6%	33.6%	33.6%
Construction segment	3.8	3.7	4.4
Total gross profit as a percentage of net sales	31.7	32.5	32.9
2019 Compared to 2018
Gross profit as a percentage of net sales declined 76 basis points of sales during fiscal 2019 compared to fiscal 2018. Gross profit from retail operations declined 99 basis points of segment net sales during the same periods.
During fiscal 2019, gross margin declined moderately in men's apparel and accessories. Gross margin declined slightly in ladies' apparel and junior's and children's apparel while remaining essentially flat in ladies' accessories and lingerie, shoes and cosmetics. Gross margin increased moderately in home and furniture.
Gross profit from the construction segment increased 16 basis points of segment net sales.
Retail store inventory decreased 4% at February 1, 2020 compared to February 2, 2019.

Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
SG&A:
Retail operations segment	$1,684,258	$1,682,179	$1,677,850
Construction segment	6,759	9,001	7,066
Total SG&A	$1,691,017	$1,691,180	$1,684,916
SG&A as a percentage of segment net sales:
Retail operations segment	28.0%	27.5%	27.5%
Construction segment	3.5	3.8	4.6
Total SG&A as a percentage of net sales	27.3	26.6	26.9
2019 Compared to 2018
SG&A increased 65 basis points of sales during fiscal 2019 compared to fiscal 2018 primarily due to deleverage of sales. SG&A for the retail operations segment increased 53 basis points of sales during fiscal 2019 compared to fiscal 2018.
Depreciation and Amortization

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Depreciation and amortization:
Retail operations segment	$221,643	$223,175	$230,946
Construction segment	706	640	649
Total depreciation and amortization	$222,349	$223,815	$231,595
2019 Compared to 2018
Depreciation and amortization expense decreased $1.5 million during fiscal 2019 compared to fiscal 2018, primarily due to the timing and composition of capital expenditures.
Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Interest and debt expense (income), net:
Retail operations segment	$46,337	$52,574	$62,638
Construction segment	(110)	(56)	(58)
Total interest and debt expense, net	$46,227	$52,518	$62,580
2019 Compared to 2018
Net interest and debt expense decreased $6.3 million in fiscal 2019 compared to fiscal 2018 primarily due to a note maturity, in addition to a decrease in short term borrowings under the credit facility. Total weighted average debt outstanding during fiscal 2019 decreased approximately $87.7 million compared to fiscal 2018, also due to the same note maturity along with a decrease in short term borrowings under the credit facility.

Other Expense

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Other expense:
Retail operations segment	$7,667	$7,660	$8,026
Construction segment	—	—	—
Total other expense	$7,667	$7,660	$8,026
2019 Compared to 2018
During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-07 and applied the amendments retrospectively, as required. As a result of the adoption of ASU No. 2017-07, the interest cost and net actuarial loss components of net periodic benefit costs, $7.7 million for fiscal 2019 and 2018, were included in other expense rather than selling, general and administrative expenses in the consolidated statements of income.
(Gain) Loss on Disposal of Assets

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
(Gain) loss on disposal of assets:
Retail operations segment	$(20,294)	$53	$(4,855)
Construction segment	1	(5)	(5)
Total (gain) loss on disposal of assets	$(20,293)	$48	$(4,860)
Fiscal 2019
During fiscal 2019, the Company received proceeds of $30.6 million primarily from the sale of six store properties, resulting in a gain of $20.3 million that was recorded in gain on disposal of assets.
Income Taxes
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was 17.0% in fiscal 2019, 18.1% in fiscal 2018, and (3.7)% in fiscal 2017. Due to uncertainty relating to the impacts of COVID-19 on the Company’s business operations, the Company is not providing an expected fiscal 2020 federal and state effective income tax rate.
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
Fiscal 2019
During fiscal 2019, income taxes included tax benefits of approximately $5.1 million related to federal tax credits, which includes approximately $2.3 million in current and prior year credits provided in the Taxpayer Certainty and Disaster Tax Relief Act of 2019. Income taxes also included the recognition of approximately $2.8 million in tax benefits for amended state tax return filings and related decreases to accrued state income taxes.
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
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017	2019 - 2018	2018 - 2017
Operating Activities	$365,074	$367,288	$274,285	(0.6)%	33.9%
Investing Activities	(68,092)	(127,749)	(110,207)	46.7	(15.9)
Financing Activities	(143,414)	(303,058)	(324,035)	52.7	6.5
Total Cash Provided (Used)	$153,568	$(63,519)	$(159,957)
Operating Activities
The primary source of the Company's liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.8%, 94.1% and 95.1% of total revenues in fiscal 2019, 2018 and 2017, respectively.
Operating cash inflows also include the Company's income and reimbursements from the Wells Fargo Alliance (and former Synchrony Alliance) and cash distributions from joint ventures (excluding returns of investments). Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
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

The Company received income of approximately $91 million, $94 million and $101 million from the Wells Fargo Alliance and former Synchrony Alliance during fiscal 2019, 2018 and 2017, respectively.
Net cash flows from operations decreased $2.2 million during fiscal 2019 compared to fiscal 2018.
Investing Activities
Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.
Capital expenditures decreased $33.7 million for fiscal 2019 compared to fiscal 2018. The decrease in capital expenditures was primarily related to a decrease in the remodeling of existing stores during fiscal 2019. During fiscal 2019, the Company received cash proceeds of $30.6 million and recorded a $20.3 million gain, primarily related to the sale of six store locations in Boardman, Ohio, Boynton Beach, Florida, Cary, North Carolina, Mesa, Arizona, Midland, Texas and Council Bluffs, Iowa.
During fiscal 2019, the Company opened an expansion at Killeen Mall in Killeen, Texas, replacing a 70,000 square foot leased facility with a 75,000 square foot owned facility at this dual-anchor location totaling 110,000 square feet. During the first quarter of 2020, the Company plans to open an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). Also in 2020, the Company plans to replace a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling

190,000 square feet). The Company has announced plans to open a new store at Mesa Mall in Grand Junction, Colorado during the Spring of 2021 (105,000 square feet). The Company has also announced plans to open a new store at University Place in Orem, Utah in the Fall of 2021 (160,000 square feet). Both opportunities arose from peer closures at those centers.

During fiscal 2019, we closed our locations in Boardman, Ohio (186,000 square feet), Muskogee, Oklahoma (70,000 square feet), Enid, Oklahoma (70,000 square feet), Cary, North Carolina (145,000 square feet), Council Bluffs, Iowa (Clearance Center - 100,000 square feet) and Mesa, Arizona (Clearance Center - 100,000 square feet). There were no material costs associated with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.
During fiscal 2018, we closed the Cincinnati West clearance center in Cincinnati, Ohio (115,000 square feet).
During fiscal 2019, the Company received life insurance proceeds of $2.4 million related to one policy, and during fiscal 2018, the Company received life insurance proceeds of $3.5 million related to two policies.
Financing Activities
Our primary source of cash inflows from financing activities is generally our $800 million senior unsecured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, finance lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities decreased to $143.4 million in fiscal 2019 from $303.0 million in fiscal 2018. This reduction was primarily due to a debt maturity during 2018.
Stock Repurchase.    In March 2018, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("March 2018 Stock Plan").
During fiscal 2019, the Company repurchased 2.2 million shares of Class A Common Stock for $138.3 million (including the accrual of $7.3 million of share repurchases that had not settled as of February 1, 2020) at an average price of $62.88 per share. As of February 1, 2020, $268.7 million of authorization remained under the March 2018 Stock Plan.
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
Revolving Credit Agreement.    In August 2017, the Company amended and extended its senior unsecured revolving credit facility (the "credit agreement") replacing the Company's previous credit agreement. The credit agreement provides borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022. As part of our overall liquidity management strategy, the credit facility is available for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.
The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.
No borrowings were outstanding at February 1, 2020. Letters of credit totaling $20.6 million were issued under the credit agreement leaving unutilized availability under the facility of $779.4 million at February 1, 2020. The Company had weighted-average borrowings of $76.9 million, $85.9 million and $9.5 million during fiscal 2019, 2018 and 2017, respectively.
Peak borrowings under the credit facility were $247 million during fiscal 2019.
To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the Company's coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At February 1, 2020, the Company was in compliance with all financial covenants related to the credit agreement.

To increase our cash position during the COVID-19 pandemic and to provide additional financial flexibility, on March 25, 2020, we borrowed the unutilized availability of $779.0 million from our $800 million revolving credit agreement. The Company still has an option to expand the facility by $200 million.

Long-term Debt.    At February 1, 2020, the Company had $365.7 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.0% to 7.875% with due dates from fiscal 2022 through fiscal 2028.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2020	$—
2021	—
2022	44.8
2023	—
2024	—
During fiscal 2019, the Company made finance lease payments of $1.0 million, and no debt matured.
During fiscal 2018, the Company decreased its net level of outstanding debt and finance leases by $161.9 million, specifically related to the maturity of 7.13% Notes of $161.0 million and finance leases.
Subordinated Debentures.    As of February 1, 2020, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.
Fiscal 2020 Outlook
At present, the COVID-19 pandemic has had a significant negative effect on the Company's liquidity and net sales. Due to heightened uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, our liquidity and net sales may be further impacted if we are unable to appropriately manage our inventory levels and expenses.
The Company expects to finance its operations during fiscal 2020 from cash on hand, cash flows generated from operations and utilization of the credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:
PAYMENTS DUE BY PERIOD

(in thousands of dollars) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$366,625	$—	$44,800	$—	$321,825
Interest on long-term debt	193,646	27,301	54,331	48,022	63,992
Subordinated debentures	200,000	—	—	—	200,000
Interest on subordinated debentures	277,603	14,959	29,918	30,205	202,521
Finance lease liabilities, including interest	2,154	1,428	726	—	—
Benefit plan participant payments	225,442	5,900	14,207	17,758	187,577
Purchase obligations(1)	1,300,393	1,300,393	—	—	—
Operating lease liabilities, including interest(2)	58,382	16,251	19,641	6,800	15,690
Total contractual cash obligations(3)(4)	$2,624,245	$1,366,232	$163,623	$102,785	$991,605
___________________________________

(1)
The Company's purchase obligations principally consist of purchase orders for merchandise and store construction commitments. Amounts committed under open purchase orders for merchandise inventory represent $1,294.3 million of the purchase obligations.

(2)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 13% of minimum lease obligations in fiscal 2019.

(3)
The total liability for unrecognized tax benefits is $4.2 million, including tax, penalty, and interest. The Company is not able to reasonably estimate the timing of future cash flows and has excluded these liabilities from the table above; however, at this time, the Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

(4)
The Company is unable to reasonably estimate the timing of future cash flows of workers' compensation and general liability insurance reserves of $27.5 million and gift card liabilities of $20.1 million and has excluded these from the table above.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$800 million line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	20,645	20,645	—	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$20,645	$20,645	$—	$—	$—
___________________________________

(1)	At February 1, 2020, letters of credit totaling $20.6 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "seek," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the heading "Fiscal 2020 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for fiscal 2020, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer confidence, spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability of materials, production facilities and labor from which the Company sources its merchandise at acceptable pricing; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic (including COVID-19) or other public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

Expected Maturity Date (fiscal year)
(in thousands of dollars)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$44,800	$—	$—	$321,825	$366,625	$421,906
Average fixed interest rate	—%	—%	7.9%	—%	—%	7.4%	7.5%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$211,200
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $800 million senior unsecured revolving credit facility. Outstanding balances under this facility bear interest at a variable rate of LIBOR plus 1.375%. The Company had weighted average borrowings under this facility of $76.9 million during fiscal 2019. Based on the average outstanding balance during fiscal 2019, a 100 basis point change in interest rates would result in an approximate $0.8 million annual change to interest expense.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2020.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of February 1, 2020. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
Please see information regarding borrowings subsequent to the balance sheet date in Note 16 to the Consolidated Financial Statements.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
A.    Directors of the Company
The information called for by this item regarding directors of the Company is incorporated herein by reference from the information under the headings "Proposal No. 1. Election of Directors", "Audit Committee Report", "Information Regarding the Board and Its Committees" and "Delinquent Section 16(a) Reports" in the Proxy Statement.
B.    Executive Officers of the Company
Information regarding executive officers of the Company is included in Part I of this report under the heading "Information About Our Executive Officers." Reference additionally is made to the information under the heading "Delinquent Section 16(a) Reports" in the Proxy Statement, which information is incorporated herein by reference.
The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company intends to satisfy the disclosure requirements of Form 8-K regarding any such waiver from, or an amendment to, any provision of the Code of Conduct, by posting such waiver or amendment on the Company's website. The current version of the Code of Conduct is available free of charge on the Company's investor relations website, investor.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Guymon, Director of Investor Relations, at the Company's corporate executive offices at 1600 Cantrell Rd, Little Rock, AR 72201.
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2019 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.

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
There are no non-stockholder approved plans. Balances presented in the table above are as of February 1, 2020.

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

*4(a)
Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 to Registration Statement File No. 33-21671, Exhibit 4.2 to Registration Statement File No. 33-25114, Exhibit 4(c) to Form 8-K dated September 26, 1990, File No. 1-6140 and Exhibit 4-q to Registration Statement File No. 333-59183).

4(b)	Description of Securities

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard's, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended April 29, 2017, File No. 1-6140).

*+10(h)	Amended and Restated Dillard's Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

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
Date: March 31, 2020
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

Date: March 31, 2020

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended February 1, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Dillard’s, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the income tax consequences of intra-entity transfers as of February 4, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability associated with self-insured workers’ compensation and general liability claims using actuarial methods that require consideration of historical loss experience, projected loss development factors, and other actuarial assumptions. At February 1, 2020, the estimated self-insurance liability was $42.9 million.
We identified the evaluation of self-insurance liabilities as a critical audit matter. There was complexity involved in estimating the ultimate costs to settle the liabilities, which requires the use of actuarial specialists to assess the various assumptions and methods used. The process of projecting future loss development involves the application of multiple actuarial methods to the historical pattern of claims incurred and losses paid in order to estimate the self-insurance liability.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process of estimating self-insurance liabilities. This included testing controls over processing and payment of claims, reconciliation of claims data provided to the actuary, and the Company’s review of the actuarial report. We selected a sample of claims and tested key attributes, including amounts and dates of losses and payments. Furthermore, we involved actuarial professionals with specialized skills to assist in evaluating the actuarial methods used in the Company’s analysis, assessing the qualifications of the Company’s actuaries, and developing an independent range of estimates of the self-insurance liabilities compared to the amounts recorded by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Dallas, Texas
March 31, 2020

Consolidated Balance Sheets
Dollars in Thousands

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$277,077	$123,509
Accounts receivable	46,160	49,853
Merchandise inventories	1,465,007	1,528,417
Other current assets	59,838	68,753
Total current assets	1,848,082	1,770,532
Property and equipment:
Land and land improvements	54,067	64,003
Buildings and leasehold improvements	3,092,405	3,125,629
Furniture, fixtures and equipment	615,491	603,698
Buildings under construction	18,385	6,707
Buildings and equipment under finance leases	14,556	14,556
Less accumulated depreciation and amortization	(2,336,728)	(2,227,860)
	1,458,176	1,586,733
Operating lease assets	47,924	—
Other assets	76,075	74,104
Total assets	$3,430,257	$3,431,369
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$892,789	$921,205
Current portion of finance lease liabilities	1,219	1,214
Current portion of operating lease liabilities	14,654	—
Federal and state income taxes	22,158	11,116
Total current liabilities	930,820	933,535
Long-term debt	365,709	365,569
Finance lease liabilities	695	1,666
Operating lease liabilities	32,683	—
Other liabilities	273,601	238,731
Deferred income taxes	3,490	13,487
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A— 119,946,571 and 119,899,553 shares issued; 20,186,368 and 22,338,129 shares outstanding	1,199	1,199
Common stock, Class B (convertible)—4,010,401 and 4,010,401 shares issued and outstanding	40	40
Additional paid-in capital	951,726	948,835
Accumulated other comprehensive loss	(31,059)	(12,809)
Retained earnings	4,556,494	4,458,006
Less treasury stock, at cost, Class A—99,760,203 and 97,561,424 shares	(3,855,141)	(3,716,890)
Total stockholders' equity	1,623,259	1,678,381
Total liabilities and stockholders' equity	$3,430,257	$3,431,369
See notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in Thousands, Except Per Share Data

	Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	$6,203,520	$6,356,109	$6,261,477
Service charges and other income	139,691	147,240	161,199
	6,343,211	6,503,349	6,422,676
Cost of sales	4,235,978	4,291,520	4,199,718
Selling, general and administrative expenses	1,691,017	1,691,180	1,684,916
Depreciation and amortization	222,349	223,815	231,595
Rentals	26,375	28,646	28,012
Interest and debt expense, net	46,227	52,518	62,580
Other expense	7,667	7,660	8,026
(Gain) loss on disposal of assets	(20,293)	48	(4,860)
Income before income taxes and income on and equity in earnings of joint ventures	133,891	207,962	212,689
Income taxes (benefit)	22,810	37,730	(7,800)
Income on and equity in earnings of joint ventures	—	31	835
Net income	$111,081	$170,263	$221,324
Earnings per common share:
Basic	$4.38	$6.23	$7.51
Diluted	4.38	6.23	7.51

   See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in Thousands

	Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$111,081	$170,263	$221,324
Other comprehensive (loss) income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of ($5,887), $1,646, and ($1,395))	(18,250)	5,177	(4,307)
Comprehensive income	$92,831	$175,440	$217,017
   See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Share and Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, January 28, 2017	$1,198	$40	$943,467	$(11,137)	$4,153,844	$(3,369,995)	$1,717,417
Net income	—	—	—	—	221,324	—	221,324
Other comprehensive loss	—	—	—	(4,307)	—	—	(4,307)
Issuance of 46,042 shares under stock plans	1	—	2,680	—	—	—	2,681
Purchase of 4,096,972 shares of treasury stock	—	—	—	—	—	(219,011)	(219,011)
Cash dividends declared:
Common stock, $0.34 per share	—	—	—	—	(9,949)	—	(9,949)
Balance, February 3, 2018	1,199	40	946,147	(15,444)	4,365,219	(3,589,006)	1,708,155
Net income	—	—	—	—	170,263	—	170,263
Cumulative effect adjustment related to ASU 2016-16 and 2018-02	—	—	—	(2,542)	(66,574)	—	(69,116)
Other comprehensive income	—	—	—	5,177	—	—	5,177
Issuance of 38,809 shares under stock plans	—	—	2,688	—	—	—	2,688
Purchase of 1,796,908 shares of treasury stock	—	—	—	—	—	(127,884)	(127,884)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	—	(10,902)	—	(10,902)
Balance, February 2, 2019	1,199	40	948,835	(12,809)	4,458,006	(3,716,890)	1,678,381
Net income	—	—	—	—	111,081	—	111,081
Other comprehensive loss	—	—	—	(18,250)	—	—	(18,250)
Issuance of 47,018 shares under stock plans	—	—	2,891	—	—	—	2,891
Purchase of 2,198,779 shares of treasury stock	—	—	—	—	—	(138,251)	(138,251)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	—	(12,593)	—	(12,593)
Balance, February 1, 2020	$1,199	$40	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Operating activities:
Net income	$111,081	$170,263	$221,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	224,309	225,849	233,683
Deferred income taxes	(5,415)	334	(102,065)
(Gain) loss on disposal of assets	(20,293)	48	1,000
Proceeds from insurance	397	—	—
Gain from insurance proceeds	—	—	(5,861)
Loss on early extinguishment of debt	—	—	797
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,693	(11,416)	8,871
Decrease (increase) in merchandise inventories	63,410	(64,856)	(57,158)
Decrease (increase) in other current assets	9,554	(17,416)	(1,902)
(Increase) decrease in other assets	(1,220)	(10,419)	2,196
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(25,597)	104,060	(20,395)
Increase (decrease) in income taxes payable	5,155	(29,159)	(6,205)
Net cash provided by operating activities	365,074	367,288	274,285
Investing activities:
Purchase of property and equipment and capitalized software	(103,383)	(137,064)	(130,464)
Proceeds from disposal of assets	30,580	2,003	11,683
Proceeds from insurance	2,416	3,477	5,114
Distribution from joint venture	2,295	3,835	3,460
Net cash used in investing activities	(68,092)	(127,749)	(110,207)
Financing activities:
Principal payments on long-term debt and finance lease liabilities	(966)	(162,066)	(90,483)
Cash dividends paid	(11,520)	(11,108)	(9,424)
Purchase of treasury stock	(130,928)	(129,884)	(223,013)
Issuance cost of line of credit	—	—	(1,115)
Net cash used in financing activities	(143,414)	(303,058)	(324,035)
Increase (decrease) in cash and cash equivalents	153,568	(63,519)	(159,957)
Cash and cash equivalents, beginning of year	123,509	187,028	346,985
Cash and cash equivalents, end of year	$277,077	$123,509	$187,028
Non-cash transactions:
Accrued capital expenditures	$9,295	$2,597	$23,084
Stock awards	2,891	2,688	2,680
Accrued purchases of treasury stock	7,323	—	2,000
Lease assets obtained in exchange for new operating lease liabilities	7,974	—	—

 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2019 and 2018 ended on February 1, 2020 and February 2, 2019, respectively, and contained 52 weeks each, and fiscal year 2017 ended on February 3, 2018 and included 53 weeks.
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
Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 97% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 1, 2020 and February 2, 2019, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2019, 2018 or 2017.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2019, 2018 and 2017 was $0.4 million, $0.2 million and $0.7 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements	20 - 40 years
Furniture, fixtures and equipment	3 - 10 years

Properties leased by the Company under lease agreements which are determined to be finance leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. The assets under finance leases and leasehold improvements under operating leases are amortized on the straight-line method over the shorter of their useful lives or the related lease terms. The provision for amortization of assets under finance leases is included in depreciation and amortization expense.
Included in property and equipment as of February 1, 2020 are assets held for sale in the amount of $8.6 million. During fiscal 2019, the Company received cash proceeds of $30.6 million and realized a gain of $20.3 million primarily related to the sale of six store properties. During fiscal 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale. During fiscal 2017, the Company realized a gain of $4.9 million on disposal of assets primarily related to the sale of two store properties, insurance recovery on a previously damaged full-line store location and sale of equipment.
Depreciation expense on property and equipment was approximately $222 million, $224 million and $232 million for fiscal 2019, 2018 and 2017, respectively.
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
During fiscal 2019, 2018 and 2017, no asset impairment and store closing charges were recorded.
Other Assets—Other assets include investments accounted for by the equity and cost methods, capitalized software and cash surrender value of life insurance policies.
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
Insurance Accruals—The Company's consolidated balance sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company's self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company's historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 1, 2020 and February 2, 2019, insurance accruals of $42.9 million and $42.0 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.
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
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label cards under a 10-year agreement ("Wells Fargo Alliance"). Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. The Company's share of income under the Wells Fargo Alliance is included as a component of service charges and other income. The Company received income of approximately $91 million, $94 million and $101 million from the Wells Fargo and former Synchrony alliances in fiscal 2019, 2018 and 2017, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 1, 2020 and February 2, 2019, gift card liabilities of $59.0 million and $58.2 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $39.2 million, $40.4 million and $42.5 million, net of cooperative advertising reimbursements of $13.9 million, $15.1 million and $19.9 million for fiscal years 2019, 2018 and 2017, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2019.
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
Defined Benefit Plans: Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company adopted ASU No. 2018-14 during the fourth quarter of 2019. The impact of this update on its notes to financial statements is not material. See Note 8, Benefit Plans.
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
Recently Issued Accounting Pronouncements
Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2019	Fiscal 2018	Fiscal 2017
Retail operations segment:
Cosmetics	14%	14%	14%
Ladies' apparel	22	22	23
Ladies' accessories and lingerie	15	15	16
Juniors' and children's apparel	9	9	8
Men's apparel and accessories	18	17	17
Shoes	15	15	16
Home and furniture	4	4	4
	97	96	98
Construction segment	3	4	2
Total	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2019 Construction	Consolidated
Net sales from external customers	$6,012,170	$191,350	$6,203,520
Gross profit	1,960,255	7,287	1,967,542
Depreciation and amortization	221,643	706	222,349
Interest and debt expense (income), net	46,337	(110)	46,227
Income before income taxes and income on and equity in earnings of joint ventures	133,398	493	133,891
Income on and equity in earnings of joint ventures	—	—	—
Total assets	3,387,404	42,853	3,430,257

(in thousands of dollars)	Retail Operations	Fiscal 2018 Construction	Consolidated
Net sales from external customers	$6,120,758	$235,351	$6,356,109
Gross profit	2,056,010	8,579	2,064,589
Depreciation and amortization	223,175	640	223,815
Interest and debt expense (income), net	52,574	(56)	52,518
Income before income taxes and income on and equity in earnings of joint ventures	203,330	4,632	207,962
Income on and equity in earnings of joint ventures	31	—	31
Total assets	3,384,277	47,092	3,431,369

(in thousands of dollars)	Retail Operations	Fiscal 2017 Construction	Consolidated
Net sales from external customers	$6,108,037	$153,440	$6,261,477
Gross profit	2,054,969	6,790	2,061,759
Depreciation and amortization	230,946	649	231,595
Interest and debt expense (income), net	62,638	(58)	62,580
Income before income taxes and income on and equity in earnings of joint ventures	210,969	1,720	212,689
Income on and equity in earnings of joint ventures	835	—	835
Total assets	3,650,393	32,310	3,682,703

Intersegment construction revenues of $33.6 million, $30.2 million and $47.4 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2019, 2018 and 2017, respectively.
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

Retail
(in thousands of dollars)	February 1, 2020	February 2, 2019	February 3, 2018
Contract liabilities	$75,229	72,852	73,059

During fiscal 2019 and fiscal 2018, the Company recorded $53.4 million and $55.3 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $72.9 million and $73.1 million, at February 2, 2019 and February 3, 2018, respectively.

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

Construction
(in thousands of dollars)	February 1, 2020	February 2, 2019	February 3, 2018
Accounts receivable	$28,522	$31,867	$20,136
Costs and estimated earnings in excess of billings on uncompleted contracts	2,179	1,165	1,213
Billings in excess of costs and estimated earnings on uncompleted contracts	5,737	7,414	5,503

During fiscal 2019 and fiscal 2018, the Company recorded $7.2 million and $5.2 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.4 million and $5.5 million at February 2, 2019 and February 3, 2018, respectively.
The remaining performance obligations related to executed construction contracts totaled $156.5 million and $143.9 million at February 1, 2020 and February 2, 2019, respectively.
3. Revolving Credit Agreement
In August 2017, the Company amended and extended its senior unsecured revolving credit facility (the "credit agreement"), replacing the Company's previous credit agreement. The credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement provides borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022.

The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks based on the Company's debt rating. The rate of interest on borrowings is LIBOR plus 1.375%, and the commitment fee for unused borrowings is 0.20% per annum.
No borrowings were outstanding at February 1, 2020. Letters of credit totaling $20.6 million were issued under this credit agreement leaving unutilized availability under the facility of $779.4 million at February 1, 2020. The Company had weighted-average borrowings of $76.9 million, $85.9 million and $9.5 million during fiscal 2019, 2018 and 2017 respectively.
To be in compliance with the financial covenants of the credit agreement, the Company's total leverage ratio cannot exceed 3.5 to 1.0, and the coverage ratio cannot be less than 2.5 to 1.0, as defined in the credit agreement. At February 1, 2020, the Company was in compliance with all financial covenants related to the credit agreement.

In connection with the amendment and extension of the Company's senior unsecured revolving credit facility, we recorded charges totaling $0.8 million due to the the write-off of certain deferred financing fees during fiscal 2017.
Peak borrowings under the credit facility were $247 million during fiscal 2019.
4. Long-Term Debt
Long-term debt, including the current portion, of $365.7 million and $365.6 million was outstanding at February 1, 2020 and February 2, 2019, respectively. The debt outstanding at February 1, 2020 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.875% and maturing during fiscal 2022 through fiscal 2028. There are no financial covenants under any of the debt agreements.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2020	$—
2021	—
2022	44.8
2023	—
2024	—

Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Interest on long-term debt and subordinated debentures	$41,876	$47,742	$59,579
Revolving credit facility expenses	4,199	4,504	2,096
Amortization of debt expense	945	977	1,326
Interest on finance lease obligations	462	321	418
Investment interest income	(1,259)	(1,030)	(842)
Other interest	4	4	3
	$46,227	$52,518	$62,580

Interest paid during fiscal 2019, 2018 and 2017 was approximately $42.8 million, $52.9 million and $71.6 million, respectively.

5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 1, 2020	February 2, 2019
Trade accounts payable	$713,463	$743,330
Accrued expenses:
Taxes, other than income	46,688	47,646
Salaries, wages and employee benefits	58,551	64,370
Liability to customers	55,088	52,677
Interest	7,572	3,961
Rent	2,185	2,419
Other	9,242	6,802
	$892,789	$921,205

6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current:
Federal	$27,684	$34,960	$91,799
State	541	2,436	2,466
	28,225	37,396	94,265
Deferred:
Federal	(5,293)	2,353	(100,954)
State	(122)	(2,019)	(1,111)
	(5,415)	334	(102,065)
	$22,810	$37,730	$(7,800)

The Tax Cuts and Jobs Act (“the Act”) was signed into law on December 22, 2017. The Act’s primary impact to the Company’s consolidated financial statements was its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The resulting blended federal statutory income tax rate in effect for the Company’s fiscal 2017 was 33.72%. The Company determined a reasonable estimate of the income tax effects of the Act and recorded provisional amounts within its consolidated financial statements during 2017. During fiscal 2018, the Company finalized its accounting of the income tax effects of the Act, within the one-year measurement period provided under SEC Staff Accounting Bulletin No. 118.

The rate reconciliation presented below reconciles the Company’s income tax provision to income taxes using the federal statutory income tax rate. As noted above, the federal statutory rates are 21% for fiscal 2019 and 2018 and 33.72% for fiscal 2017. Included in fiscal 2019 state income taxes below is $2.8 million in tax benefits for amended state tax return filings and related decreases to accrued state income taxes.

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income tax at the statutory federal rate (inclusive of income on and equity in earnings of joint ventures)	$28,117	$43,679	$72,000
State income taxes, net of federal benefit (inclusive of income on and equity in earnings of joint ventures)	(2,782)	2,538	(22)
Net changes in unrecognized tax benefits, interest and penalties /reserves	1,017	(421)	(448)
Tax benefit of federal credits	(5,094)	(4,563)	(4,440)
Changes in cash surrender value of life insurance policies	(404)	(410)	(441)
Changes in valuation allowance	2,017	(2,039)	222
Tax benefit of dividends paid to ESOP	(684)	(621)	(810)
Estimated adjustments to net deferred tax liabilities for enacted changes in tax laws and rates	—	(1,521)	(74,216)
Other	623	1,088	355
	$22,810	$37,730	$(7,800)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of February 1, 2020 and February 2, 2019 are as follows:

(in thousands of dollars)	February 1, 2020	February 2, 2019
Property and equipment bases and depreciation differences	$14,985	$22,942
Prepaid expenses	47,181	45,101
Joint venture bases differences	6,512	6,889
Differences between book and tax bases of inventory	22,705	18,770
Operating lease assets	11,323	—
Other	3,301	2,953
Total deferred tax liabilities	106,007	96,655
Accruals not currently deductible	(79,575)	(66,325)
Operating lease liabilities	(11,184)	—
Net operating loss carryforwards	(64,270)	(67,512)
State income taxes	(749)	(236)
Other	(3,715)	(2,267)
Total deferred tax assets	(159,493)	(136,340)
Valuation allowance	55,671	53,172
Net deferred tax assets	(103,822)	(83,168)
Net deferred income taxes	$2,185	$13,487

For fiscal 2019 and 2018, deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates.
At February 1, 2020, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $64.3 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2020 and 2040. State deferred tax assets were reduced by a valuation allowance of approximately $55.7 million primarily for the net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	February 1, 2020	February 2, 2019
Net deferred tax assets—other assets	$(1,305)	$—
Net deferred tax liabilities—deferred income taxes	3,490	13,487
Net deferred income taxes	$2,185	$13,487

The total amount of unrecognized tax benefits as of February 1, 2020 was $5.2 million, of which $3.5 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 2, 2019 was $2.7 million, of which $1.6 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Unrecognized tax benefits at beginning of period	$2,688	$3,189	$4,013
Gross increases—tax positions in prior period	1,865	37	2
Gross decreases—tax positions in prior period	(538)	(606)	(710)
Gross increases—current period tax positions	1,453	483	417
Settlements	—	—	(81)
Lapse of statutes of limitation	(277)	(415)	(452)
Unrecognized tax benefits at end of period	$5,191	$2,688	$3,189

The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2016 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2019, 2018 and 2017 were approximately $15.7 million, $68.4 million and $93.9 million, respectively.
7. Subordinated Debentures
At February 1, 2020, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At February 1, 2020, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.

8. Benefit Plans
The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $19,000 ($25,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.
The Company incurred benefit plan expense of approximately $19 million for each of fiscal years 2019 and 2018 and $18 million for fiscal 2017. Benefit plan expenses are included in selling, general and administrative expenses.
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

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	February 1, 2020	February 2, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$193,865	$194,733
Service cost	3,621	3,687
Interest cost	7,667	7,131
Actuarial loss (gain)	24,137	(6,294)
Benefits paid	(5,554)	(5,392)
Benefit obligation at end of year	$223,736	$193,865
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	5,554	5,392
Benefits paid	(5,554)	(5,392)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(223,736)	$(193,865)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(223,736)	$(193,865)
Net amount recognized	$(223,736)	$(193,865)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$41,017	$16,880
Prior service cost	—	—
Net amount recognized	$41,017	$16,880

Accumulated benefit obligation at end of year	$(218,277)	$(192,982)

The accrued benefit liability is included in other liabilities. At February 1, 2020 and February 2, 2019, the current portion of the accrued benefit liability of $5.5 million and $5.3 million, respectively, is included in trade accounts payable and accrued expenses.
The increase in the benefit obligation from February 2, 2019 to February 1, 2020 was primarily related to the decrease in the discount rate of 2.8% as of February 1, 2020 from 4.0% as of February 2, 2019, which is included in the actuarial loss of $24.1 million.
The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by annual periods. The discount rate decreased to 2.8% as of February 1, 2020 from 4.0% as of February 2, 2019. Weighted average assumptions are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Discount rate—net periodic pension cost	4.0%	3.7%	4.0%
Discount rate—benefit obligations	2.8%	4.0%	3.7%
Rate of compensation increases	2.0%	2.0%	2.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Components of net periodic benefit costs:
Service cost	$3,621	$3,687	$3,494
Interest cost	7,667	7,131	7,229
Net actuarial loss	—	529	—
Amortization of prior service cost	—	—	—
Plan curtailment gain	—	—	—
Net periodic benefit costs	$11,288	$11,347	$10,723
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$24,137	$(6,823)	$5,701
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive loss (income)	$24,137	$(6,823)	$5,701
Total recognized in net periodic benefit costs and other comprehensive income or loss	$35,425	$4,524	$16,424

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2020	$5,545	*
2021	5,826
2022	7,803
2023	8,486
2024	8,779
2025- 2029	80,664
Total payments for next ten fiscal years	$117,103
___________________________________
* The estimated benefit payment for fiscal 2020 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2020.
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
The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cost of shares repurchased	$138,251	$127,884	$219,011
Number of shares repurchased	2,199	1,797	4,097
Average price per share	$62.88	$71.17	$53.46
On March 1, 2018, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("March 2018 Stock Plan"). During fiscal 2018, the Company completed the authorization under the Company's previous stock repurchase plan authorized by the Company's Board of Directors in February 2016 and began share repurchases under the March 2018 Stock Plan. As of February 1, 2020, $268.7 million authorization remained under this stock repurchase plan.
10. Accumulated Other Comprehensive Loss ("AOCL")
Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	Fiscal 2019	Fiscal 2018
Defined benefit pension plan items
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial losses	—	529	(1)
	—	529	Total before tax
	—	128	Income tax expense
	$—	$401	Total net of tax
_____________________________
(1)        These items are included in the computation of net periodic benefit costs.  See Note 8 for additional information.
Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2019	Fiscal 2018
Beginning balance	$12,809	$15,444

Other comprehensive loss (income) before reclassifications	18,250	(4,776)
Amounts reclassified from AOCL	—	(401)
Reclassification due to the adoption of ASU No. 2018-02	—	2,542
Net other comprehensive loss (income)	18,250	(2,635)

Ending balance	$31,059	$12,809

11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.
Earnings per common share has been computed as follows:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$111,081	$111,081	$170,263	$170,263	$221,324	$221,324
Average shares of common stock outstanding	25,364	25,364	27,312	27,312	29,487	29,487
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	25,364	25,364	27,312	27,312	29,487	29,487
Per share of common stock:
Net income	$4.38	$4.38	$6.23	$6.23	$7.51	$7.51

12. Commitments and Contingencies
At February 1, 2020, the Company is committed to incur costs of approximately $2.1 million to acquire, complete and furnish certain stores and equipment.
At February 1, 2020, letters of credit totaling $20.6 million were issued under the Company's $800 million revolving credit facility.
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

•
We elected the accounting policy to not recognize a right-of-use asset and operating lease liability for leases with an initial term of twelve months or less. The Company records lease expense for short term leases on a straight-line basis over the lease term in rentals on the consolidated statements of income.

•	We elected the accounting policy to account for lease components (e.g. fixed rent payments) separately from non-lease components (e.g. common area maintenance costs).

The Company leases retail stores, office space and equipment under operating leases. The majority of these operating leases were impacted by the adoption of the new standard. At adoption, we recorded right-of-use operating lease assets and operating lease liabilities totaling $57.0 million and $56.2 million, respectively. As of February 1, 2020, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $47.9 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $47.3 million. The impact of the adoption of the new standard was immaterial to our consolidated statements of income, consolidated statements of cash flows and consolidated statements of stockholders' equity.
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
The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Consolidated Balance Sheets	February 1, 2020	February 2, 2019(a)
Assets
Finance lease assets	Property and equipment, net (b)	$670	$1,093
Operating lease assets	Operating lease assets	47,924	—
Total leased assets		$48,594	$1,093

Liabilities
Current
Finance	Current portion of finance lease liabilities	$1,219	$1,214
Operating	Current portion of operating lease liabilities	14,654	—
Noncurrent
Finance	Finance lease liabilities	695	1,666
Operating	Operating lease liabilities	32,683	—
Total lease liabilities		$49,251	$2,880

(a) The Company adopted and applied ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification and related amendments on February 3, 2019. The prior period is presented under ASC 840, Leases.
(b) Finance lease assets are recorded net of accumulated amortization of $13.9 million, and $13.5 million as of February 1, 2020 and February 2, 2019, respectively.

Lease Cost
(in thousands of dollars)	Classification - Consolidated Statements of Income	Fiscal 2019	Fiscal 2018	Fiscal 2017
Operating lease cost (a)	Rentals	$26,375	$28,646	$28,012
Finance lease cost
Amortization of leased assets	Depreciation and amortization	423	481	3,512
Interest on lease liabilities	Interest and debt expense, net	462	320	418
Net lease cost		$27,260	$29,447	$31,942

(a) Includes short term lease costs of $3.2 million and variable lease costs, including contingent rent, of $3.7 million for fiscal 2019. Includes contingent rentals of $3.0 million for fiscal 2019 and $3.4 million for each of fiscal years 2018 and 2017.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2020	$16,251	$1,428	$17,679
2021	12,991	726	13,717
2022	6,650	—	6,650
2023	3,778	—	3,778
2024	3,022	—	3,022
After 2024	15,690	—	15,690
Total minimum lease payments	58,382	2,154	60,536
Less amount representing interest	(11,045)	(240)	(11,285)
Present value of lease liabilities	$47,337	$1,914	$49,251

Lease Term and Discount Rate

February 1, 2020
Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	1.7 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	15.4%

Other Information

(in thousands of dollars)	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,032
Operating cash flows from finance leases	462
Financing cash flows from finance leases	966

Lease assets obtained in exchange for new operating lease liabilities	$7,974

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
The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at February 1, 2020 and February 2, 2019 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at February 1, 2020 and February 2, 2019 were approximately $422 million and $384 million, respectively. The carrying value of the Company's long-term debt at February 1, 2020 and February 2, 2019 was approximately $366 million. The fair value of the subordinated debentures at February 1, 2020 and February 2, 2019 was approximately $211 million and $215 million, respectively. The carrying value of the subordinated debentures at February 1, 2020 and February 2, 2019 was $200 million.
15. Quarterly Results of Operations (unaudited)

	Fiscal 2019, Three Months Ended
(in thousands of dollars, except per share data)	May 4	August 3	November 2	February 1
Net sales	$1,465,441	$1,426,863	$1,388,310	$1,922,906
Gross profit	537,674	394,849	461,528	573,491
Net income (loss)	78,602	(40,671)	5,462	67,688
Diluted earnings per share:
Net income (loss)	$2.99	$(1.59)	$0.22	$2.75

	Fiscal 2018, Three Months Ended
(in thousands of dollars, except per share data)	May 5	August 4	November 3	February 2
Net sales	$1,458,262	$1,468,023	$1,419,213	$2,010,611
Gross profit	554,521	450,846	464,276	594,946
Net income (loss)	80,548	(2,868)	7,425	85,158
Diluted earnings per share:
Net income (loss)	$2.89	$(0.10)	$0.27	$3.22

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.
Quarterly information for fiscal 2019 and fiscal 2018 includes the following items:
Fourth Quarter
2019

•	an $8.3 million pretax gain ($6.5 million after tax or $0.26 per share) primarily related to the sale of two store properties

•	$2.3 million ($0.09 per share) in tax benefits provided in the Taxpayer Certainty and Disaster Tax Relief Act of 2019
Third Quarter
2019

•	a $0.3 million pretax loss ($0.2 million after tax or $0.01 per share) primarily related to the sale of a store property

•	$2.8 million ($0.11 per share) in tax benefits related to amended state tax return filings
2018

•
$2.9 million ($0.11 per share) in tax benefits related to additional federal tax credits and an update of the provisional amounts recorded for the income tax effects of the Tax Cuts and Jobs Act of 2017

Second Quarter

2019

•	a $4.9 million pretax gain ($3.8 million after tax or $0.15 per share) primarily related to the sale of a store property

First Quarter

2019

•	a $7.4 million pretax gain ($5.8 million after tax or $0.22 per share) primarily related to the sale of two store properties

16. Subsequent Event
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. While our internet store remains open, governmental directives relative to this outbreak have caused us to temporarily close approximately 200 of our retail store locations as of March 27, 2020, and we may have to close additional stores. These actions in addition to reduced consumer demand have had and may continue to have a negative impact on our sales.

Although the disruption from COVID-19 is currently expected to be temporary, there is significant uncertainty around the duration and the overall impact on customer demand. Due to this heightened uncertainty, we cannot reasonably estimate the impact of COVID-19 on our business operations; however, we anticipate this disruption may have a material adverse effect on our results of operations, financial position and cash flows for fiscal 2020.

To increase our cash position during this crisis and to provide additional financial flexibility, on March 25, 2020, we borrowed the unutilized availability of $779.0 million from our $800 million revolving credit agreement, subject to the terms and covenants as described in Note 3. The Company still has an option to expand the facility by $200 million.