Form 10-Q
period 2020-05-02
DILLARD'S, INC.
filed 2020-06-05
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 30, 2020     19,219,626
CLASS B COMMON STOCK as of May 30, 2020       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current assets:
Cash and cash equivalents	$69,994	$277,077	$139,802
Restricted cash	—	—	8,683
Accounts receivable	44,964	46,160	47,863
Merchandise inventories	1,570,313	1,465,007	1,832,581
Federal and state income taxes	39,176	—	—
Other current assets	55,223	59,838	66,015

Total current assets	1,779,670	1,848,082	2,094,944

Property and equipment (net of accumulated depreciation and amortization of $2,385,686, $2,336,728 and $2,259,145 respectively)	1,434,601	1,458,176	1,551,844
Operating lease assets	47,852	47,924	52,782
Deferred income taxes	4,908	—	—
Other assets	75,314	76,075	79,418

Total assets	$3,342,345	$3,430,257	$3,778,988

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,055,891	$892,789	$1,134,258
Current portion of finance lease liabilities	1,109	1,219	1,022
Current portion of operating lease liabilities	14,880	14,654	15,105
Federal and state income taxes	—	22,158	28,961

Total current liabilities	1,071,880	930,820	1,179,346

Long-term debt	365,743	365,709	365,603
Finance lease liabilities	528	695	1,636
Operating lease liabilities	33,353	32,683	36,934
Other liabilities	274,435	273,601	240,971
Deferred income taxes	—	3,490	17,590
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,239	1,239	1,239
Additional paid-in capital	951,726	951,726	948,835
Accumulated other comprehensive loss	(30,628)	(31,059)	(12,809)
Retained earnings	4,391,039	4,556,494	4,533,973
Less treasury stock, at cost	(3,916,970)	(3,855,141)	(3,734,330)

Total stockholders’ equity	1,396,406	1,623,259	1,736,908

Total liabilities and stockholders’ equity	$3,342,345	$3,430,257	$3,778,988

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net sales	$786,655	$1,465,441
Service charges and other income	34,921	32,494

	821,576	1,497,935

Cost of sales	688,469	927,767
Selling, general and administrative expenses	290,446	405,160
Depreciation and amortization	50,901	52,364
Rentals	5,550	6,118
Interest and debt expense, net	12,270	11,237
Other expense	2,104	1,917
Gain on disposal of assets	(19)	(7,400)

(Loss) income before income taxes	(228,145)	100,772
Income taxes (benefit)	(66,170)	22,170

Net (loss) income	$(161,975)	$78,602

(Loss) earnings per share:
Basic and diluted	$(6.94)	$2.99

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(161,975)	$78,602
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $138 and $0, respectively)	431	—

Comprehensive (loss) income	$(161,544)	$78,602

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended May 2, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 1, 2020	$1,239	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	(161,975)	—	(161,975)
Other comprehensive income	—	—	431	—	—	431
Purchase of 998,742 shares of treasury stock	—	—	—	—	(61,829)	(61,829)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,480)	—	(3,480)
Balance, May 2, 2020	$1,239	$951,726	$(30,628)	$4,391,039	$(3,916,970)	$1,396,406

	Three Months Ended May 4, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 2, 2019	$1,239	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
Net income	—	—	—	78,602	—	78,602
Purchase of 246,158 shares of treasury stock	—	—	—	—	(17,440)	(17,440)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,635)	—	(2,635)
Balance, May 4, 2019	$1,239	$948,835	$(12,809)	$4,533,973	$(3,734,330)	$1,736,908

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
Operating activities:
Net (loss) income	$(161,975)	$78,602
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and other deferred cost	51,381	52,533
Gain on disposal of assets	(19)	(7,400)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,196	1,990
Increase in merchandise inventories	(105,306)	(304,164)
Decrease in other current assets	4,615	2,738
Decrease (increase) in other assets	1,162	(2,149)
Increase in trade accounts payable and accrued expenses and other liabilities	161,463	204,259
(Decrease) increase in income taxes	(63,642)	21,948

Net cash (used in) provided by operating activities	(111,125)	48,357

Investing activities:
Purchases of property and equipment and capitalized software	(20,230)	(18,739)
Proceeds from disposal of assets	111	13,437
Distribution from joint venture	215	215

Net cash used in investing activities	(19,904)	(5,087)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(277)	(222)
Issuance cost of line of credit	(2,920)	—
Cash dividends paid	(3,705)	(2,632)
Purchase of treasury stock	(69,152)	(15,440)

Net cash used in financing activities	(76,054)	(18,294)

(Decrease) increase in cash, cash equivalents and restricted cash	(207,083)	24,976
Cash, cash equivalents and restricted cash, beginning of period	277,077	123,509

Cash, cash equivalents and restricted cash, end of period	$69,994	$148,485

Non-cash transactions:
Accrued capital expenditures	$8,314	$6,657
Accrued purchases of treasury stock	—	2,000
Lease assets obtained in exchange for new operating lease liabilities	3,972	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 2, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on March 31, 2020.

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

(in thousands)	May 2, 2020	May 4, 2019
Cash and cash equivalents	$69,994	$139,802
Restricted cash	—	8,683
Total cash, cash equivalents and restricted cash	$69,994	$148,485

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. The effects of the COVID-19 pandemic has had and continues to have a significant impact on the Company's business, results of operations and financial position. At present, the COVID-19 pandemic has had a significant negative effect on the Company's liquidity and net sales. Due to heightened uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, our liquidity and net sales may be further impacted if we are unable to appropriately manage our inventory levels and expenses.

The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all 285 store locations were temporarily closed. At the peak of store closures, approximately 90% of Dillard's 38,000 associates were furloughed. The Company began re-opening stores on May 5, 2020, and by June 2, 2020, all stores had been re-opened.

As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement, which was repaid concurrent with the execution of the amended credit agreement. At May 2, 2020, no borrowings were outstanding, and letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the facility of $779.0 million. See Note 7, Revolving Credit Agreement, for additional information.

We assess the impairment of long-lived assets, primarily fixed assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluated the effects of the COVID-19 pandemic on our business and determined that as of May 2, 2020, the carrying values of our property and equipment and operating lease assets were recoverable. Accordingly, no impairment charge was recorded for the quarter ended May 2, 2020. We will continue to monitor these factors and the impact of the COVID-19 pandemic on future periods and continue to assess these assets for impairment as needed.

Note 2.  Accounting Standards

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

Note 3.  Business Segments

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 2, 2020	May 4, 2019
Retail operations segment
Cosmetics	15%	14%
Ladies’ apparel	22	24
Ladies’ accessories and lingerie	14	14
Juniors’ and children’s apparel	10	11
Men’s apparel and accessories	16	16
Shoes	15	15
Home and furniture	3	3
	95	97
Construction segment	5	3
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended May 2, 2020:
Net sales from external customers	$751,027	$35,628	$786,655
Gross profit	96,034	2,152	98,186
Depreciation and amortization	50,732	169	50,901
Interest and debt expense (income), net	12,291	(21)	12,270
(Loss) income before income taxes	(228,667)	522	(228,145)
Total assets	3,299,363	42,982	3,342,345

Three Months Ended May 4, 2019:
Net sales from external customers	$1,420,522	$44,919	$1,465,441
Gross profit	536,371	1,303	537,674
Depreciation and amortization	52,194	170	52,364
Interest and debt expense (income), net	11,264	(27)	11,237
Income before income taxes	100,728	44	100,772
Total assets	3,731,040	47,948	3,778,988

Intersegment construction revenues of $11.4 million and $8.4 million for the three months ended May 2, 2020 and May 4, 2019, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	May 2, 2020	February 1, 2020	May 4, 2019	February 2, 2019
Contract liabilities	$67,107	$75,229	$64,934	$72,852

During the three months ended May 2, 2020 and May 4, 2019, the Company recorded $18.9 million and $24.8 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $75.2 million and $72.9 million, at February 1, 2020 and February 2, 2019, respectively.
Construction contracts give rise to accounts receivable, contract assets and contract liabilities. We record accounts receivable based on amounts expected to be collected from customers. We also record costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in other current assets and trade accounts payable and accrued expenses in the condensed consolidated balance sheets, respectively. The amounts included in the condensed consolidated balance sheets are as follows:

Construction
(in thousands of dollars)	May 2, 2020	February 1, 2020	May 4, 2019	February 2, 2019
Accounts receivable	$33,736	$28,522	$32,320	$31,867
Costs and estimated earnings in excess of billings on uncompleted contracts	894	2,179	829	1,165
Billings in excess of costs and estimated earnings on uncompleted contracts	9,603	5,737	6,768	7,414

During the three months ended May 2, 2020 and May 4, 2019, the Company recorded $4.2 million and $6.6 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.7 million and $7.4 million at February 1, 2020 and February 2, 2019, respectively.
The remaining performance obligations related to executed construction contracts totaled $145.4 million, $156.5 million and $123.4 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively.
Note 4. (Loss) Earnings Per Share Data

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(161,975)	$78,602

Weighted average shares of common stock outstanding	23,354	26,315

Basic and diluted (loss) earnings per share	$(6.94)	$2.99

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 2, 2020 and May 4, 2019.

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

At May 2, 2020, letters of credit totaling $21.0 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million to the Pension Plan during the three months ended May 2, 2020 and expects to make additional contributions to the Pension Plan of approximately $4.1 million during the remainder of fiscal 2020.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Components of net periodic benefit costs:
Service cost	$1,090	$905
Interest cost	1,536	1,917
Net actuarial loss	569	—
Net periodic benefit costs	$3,195	$2,822
The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 7.  Revolving Credit Agreement

In April 2020, the Company amended its credit agreement (the "amended credit agreement"). After giving effect to the amendment, the amended credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement provides a borrowing capacity of $800 million with a $200 million expansion option and matures on August 9, 2022.  The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the amended credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is LIBOR plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. As long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.

Concurrent with the signing of the amended credit facility, the Company repaid the $779 million borrowed on March 25, 2020 under the previous agreement. Additionally, the Company paid $2.9 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheets.

At May 2, 2020, no borrowings were outstanding, and letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the facility of $779.0 million.

Note 8.  Stock Repurchase Program

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	May 2, 2020	May 4, 2019
Cost of shares repurchased	$61,829	$17,440
Number of shares repurchased	999	246
Average price per share	$61.91	$70.85

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. As of May 2, 2020, $206.9 million of authorization remained under the March 2018 Plan.

Note 9.  Income Taxes

The Company expects to be in a net operating loss position for the fiscal year. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35%. During the three months ended May 2, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $14.8 million related to the carryback provision of the CARES Act. This net tax benefit was comprised of tax expense of $25.2 million for the remeasurement of beginning deferred tax assets and liabilities and tax benefit of $40.0 million for the impact of the net operating loss carryback. Income tax benefit for the quarter also included the effects of federal tax credits and state and local income taxes.

During the three months ended May 4, 2019, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	May 2, 2020	May 4, 2019
Defined benefit pension plan items
Amortization of actuarial losses	$569	$—	Total before tax (1)
	138	—	Income tax expense
	$431	$—	Total net of tax

For fiscal year 2019, there was no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	May 2, 2020	May 4, 2019
Beginning balance	$31,059	$12,809

Amounts reclassified from AOCL	(431)	—

Ending balance	$30,628	$12,809

Note 12. Leases

The Company leases retail stores, office space and equipment under operating leases. As of May 2, 2020 and May 4, 2019 right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $47.9 million and $52.8 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $48.2 million and $52.0 million, respectively.
In determining our operating lease assets and operating lease liabilities, we apply an incremental borrowing rate to the minimum lease payments within each lease agreement. ASU No. 2016-02 requires the use of the rate implicit in the lease whenever that rate is readily determinable; furthermore, if the implicit rate is not readily determinable, a lessee may use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate our specific incremental borrowing rates that align with applicable lease terms, we utilize a model consistent with the credit quality of our outstanding debt instruments.
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
The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Finance lease assets	Property and equipment, net (a)	$564	$670	$987
Operating lease assets	Operating lease assets	47,852	47,924	52,782
Total leased assets		$48,416	$48,594	$53,769

Liabilities
Current
Finance	Current portion of finance lease liabilities	$1,109	$1,219	$1,022
Operating	Current portion of operating lease liabilities	14,880	14,654	15,105
Noncurrent
Finance	Finance lease liabilities	528	695	1,636
Operating	Operating lease liabilities	33,353	32,683	36,934
Total lease liabilities		$49,870	$49,251	$54,697

(a) Finance lease assets are recorded net of accumulated amortization of $14.0 million, $13.9 million and $13.6 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively.

Lease Cost		Three Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	May 2, 2020	May 4, 2019
Operating lease cost (a)	Rentals	$5,550	$6,118
Finance lease cost
Amortization of leased assets	Depreciation and amortization	106	106
Interest on lease liabilities	Interest and debt expense, net	79	135
Net lease cost		$5,735	$6,359

(a) Includes short term lease costs of $0.5 million and $0.7 million for the three months ended May 2, 2020 and May 4, 2019, respectively, and variable lease costs of $0.3 million and $0.4 million for the three months ended May 2, 2020 and May 4, 2019, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2020 (excluding the three months ended May 2, 2020)	$13,275	$1,071	$14,346
2021	14,048	726	14,774
2022	7,696	—	7,696
2023	4,406	—	4,406
2024	3,649	—	3,649
After 2024	15,916	—	15,916
Total minimum lease payments	58,990	1,797	60,787
Less amount representing interest	(10,757)	(160)	(10,917)
Present value of lease liabilities	$48,233	$1,637	$49,870

Lease Term and Discount Rate

May 2, 2020
Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	1.5 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	14%

Other Information

	Three Months Ended
(in thousands of dollars)	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,720	$5,046
Operating cash flows from finance leases	79	135
Financing cash flows from finance leases	277	222

Lease assets obtained in exchange for new operating lease liabilities	$3,972	$—

Note 13. Gain on Disposal of Assets

During the three months ended May 4, 2019, the Company received proceeds of $13.4 million primarily from the sale of two store properties, resulting in a gain of $7.4 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash, cash equivalents and accounts receivable approximates their carrying values at May 2, 2020 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at May 2, 2020 was approximately $309 million. The carrying value of the Company’s long-term debt at May 2, 2020 was $365.7 million.  The fair value of the Company’s subordinated debentures at May 2, 2020 was approximately $131 million.  The carrying value of the Company’s subordinated debentures at May 2, 2020 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 1, 2020.

EXECUTIVE OVERVIEW

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. The effects of the COVID-19 pandemic has had and continues to have a significant impact on the Company's business, results of operations and financial position. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all 285 store locations were temporarily closed.

During the three months ended May 2, 2020, total retail sales decreased 47%. Due to the temporary closure of the Company's brick-and-mortar stores as well as the interdependence between in-store and online sales, the Company reported no comparable store sales data for the three months ended May 2, 2020. Retail gross margins decreased significantly to 12.8% during the three months ended May 2, 2020 compared to 37.8% during the three months ended May 4, 2019, primarily due to markdowns. The Company was able to reduce inventory by 14% compared to the prior year first quarter by reducing purchases 33% through the cancellation, delay and suspension of merchandise orders and by taking aggressive markdowns. Selling, general and administrative expenses decreased to $290.4 million compared to $405.2 million from the prior year first quarter primarily due to decreases in payroll expense associated with the furlough of store associates, support facility functions and corporate employees. At the peak of store closures, approximately 90% of Dillard's 38,000 associates were furloughed. Payroll expense for the 13 weeks ended May 2, 2020 was $168.5 million compared to $257.5 million for the 13 weeks ended May 4, 2019, a decline of 35%. The Company reported a consolidated net loss of $162.0 million ($6.94 per share) compared to net income of $78.6 million ($2.99 per share) for the prior year first quarter.

The Company expects to be in a net operating loss position for fiscal year 2020. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the tax rate was 35%. Included in net loss for the quarter ended May 2, 2020 is a net tax benefit of $14.8 million ($0.63 per share) related to this provision.

Included in net income for the quarter ended May 4, 2019 was a pretax gain of $7.4 million ($5.8 million after tax or $0.22 per share) related to the sale of two stores.

During the three months ended May 2, 2020, the Company purchased $61.8 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of May 2, 2020, authorization of $206.9 million remained under the March 2018 Plan.

As of May 2, 2020, the Company had working capital of $707.8 million (including cash and cash equivalents of $70.0 million) and $565.7 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities. Cash flows used in operating activities were $111.1 million for the three months ended May 2, 2020.

The Company maintained 285 Dillard's stores, including 30 clearance centers, and one internet store at May 2, 2020.

On February 25, 2020, the Company provided estimates for certain financial statement items, including depreciation and amortization, rentals, interest and debt expense, net and capital expenditures, for the fiscal year ending January 30, 2021 based upon current conditions at that time, which did not include the impact of COVID-19. Due to heightened uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, the Company previously withdrew its 2020 guidance.

During the four weeks ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores:  45 stores on May 5th, 80 stores on May 12th, 115 stores on May 19th and 20th and 8 stores on May 26th.  All of these stores have been operating at reduced hours.  Sales performance in these stores since re-opening and through May 30th was approximately 68% of prior year sales on corresponding days.  As of June 2, 2020, all Dillard’s stores had been re-opened.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 2, 2020	May 4, 2019
Net sales (in millions)	$786.7	$1,465.4
Retail stores sales trend	(47)%	1%
Gross profit (in millions)	$98.2	$537.7
Gross profit as a percentage of net sales	12.5%	36.7%
Retail gross profit as a percentage of net sales	12.8%	37.8%
Selling, general and administrative expenses as a percentage of net sales	36.9%	27.6%
Cash flow (used in) provided by operations (in millions)	$(111.1)	$48.4
Total retail store count at end of period	285	289
Retail sales per square foot	$16	$30
Retail store inventory trend	(14)%	3%
Annualized retail merchandise inventory turnover	1.6	2.1

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

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. At this time, there is no definitive information regarding the future utilization of LIBOR beyond 2021 or of any particular replacement rate. Going forward, we intend to work with our lenders to use a suitable alternative reference rate for the amended credit agreement, the Wells Fargo Alliance and any other applicable agreements. We will continue to monitor, assess and plan for the phase out of LIBOR.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 2, 2020	May 4, 2019
Net sales	100.0%	100.0%
Service charges and other income	4.4	2.2

	104.4	102.2

Cost of sales	87.5	63.3
Selling, general and administrative expenses	36.9	27.6
Depreciation and amortization	6.5	3.6
Rentals	0.7	0.4
Interest and debt expense, net	1.6	0.8
Other expense	0.3	0.1
Gain on disposal of assets	—	(0.5)

(Loss) income before income taxes	(29.0)	6.9
Income taxes (benefit)	(8.4)	1.5

Net (loss) income	(20.6)%	5.4%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change
Net sales:
Retail operations segment	$751,027	$1,420,522	$(669,495)
Construction segment	35,628	44,919	(9,291)
Total net sales	$786,655	$1,465,441	$(678,786)

The percent change in the Company’s sales by segment and product category for the three months ended May 2, 2020 compared to the three months ended May 4, 2019 as well as the sales percentage by segment and product category to total net sales for the three months ended May 2, 2020 are as follows:

	% Change 2020 - 2019	% of Net Sales
Retail operations segment
Cosmetics	(40.2)%	15%
Ladies’ apparel	(52.2)	22
Ladies’ accessories and lingerie	(45.8)	14
Juniors’ and children’s apparel	(50.3)	10
Men’s apparel and accessories	(46.7)	16
Shoes	(46.1)	15
Home and furniture	(40.1)	3
		95
Construction segment	(20.7)	5
Total		100%

Net sales from the retail operations segment decreased 47% during the three months ended May 2, 2020 compared to the three months ended May 4, 2019 primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the quarter due to the temporary closure of its brick-and-mortar stores as well as the interdependence between in-store and online sales. Sales in all product categories decreased significantly over the first quarter last year.

We recorded a return asset of $8.2 million and $11.9 million and an allowance for sales returns of $12.4 million and $20.1 million as of May 2, 2020 and May 4, 2019, respectively.

During the three months ended May 2, 2020, net sales from the construction segment decreased $9.3 million or 20.7% compared to the three months ended May 4, 2019 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $145.4 million as of May 2, 2020, decreasing approximately 7% from February 1, 2020 and increasing approximately 18% from May 4, 2019, respectively. We expect the backlog to be earned over the next nine to eighteen months.

Service Charges and Other Income

	Three Months Ended		Three Months
(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change 2020-2019
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$20,800	$21,146	$(346)
Shipping and handling income	11,567	6,077	5,490
Leased department income	372	1,123	(751)
Other	1,748	3,350	(1,602)
	34,487	31,696	2,791
Construction segment	434	798	(364)
Total service charges and other income	$34,921	$32,494	$2,427

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance remained relatively flat during the three months ended May 2, 2020 compared to the three months ended May 4, 2019. Shipping and handling income increased during the three months ended May 2, 2020 compared to the three months ended May 4, 2019 primarily due to the increase in online orders and ship-from-store capabilities from closed store locations.

Gross Profit

(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$96,034	$536,371	$(440,337)	(82.1)%
Construction segment	2,152	1,303	849	65.2
Total gross profit	$98,186	$537,674	$(439,488)	(81.7)%

	Three Months Ended
	May 2, 2020	May 4, 2019
Gross profit as a percentage of segment net sales:
Retail operations segment	12.8%	37.8%
Construction segment	6.0	2.9
Total gross profit as a percentage of net sales	12.5	36.7

Gross profit, as a percentage of sales, decreased to 12.5% from 36.7% during the three months ended May 2, 2020 compared to the three months ended May 4, 2019.

Gross profit from retail operations, as a percentage of sales, decreased to 12.8% from 37.8% during the three months ended May 2, 2020 compared to the three months ended May 4, 2019 primarily due to increased markdowns taken as a result of the impact of the COVID-19 pandemic. Gross margin decreased significantly in all product categories except cosmetics which declined moderately.

Gross profit from the construction segment increased 314 basis points of construction sales for the three months ended May 2, 2020 compared to the three months ended May 4, 2019, respectively.

Inventory decreased 14% in total as of May 2, 2020 compared to May 4, 2019.  A 1% change in the dollar amount of markdowns would have impacted the net loss by approximately $2 million for the three months ended May 2, 2020.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$288,557	$403,292	$(114,735)	(28.4)%
Construction segment	1,889	1,868	21	1.1
Total SG&A	$290,446	$405,160	$(114,714)	(28.3)%

	Three Months Ended
	May 2, 2020	May 4, 2019
SG&A as a percentage of segment net sales:
Retail operations segment	38.4%	28.4%
Construction segment	5.3	4.2
Total SG&A as a percentage of net sales	36.9	27.6

SG&A decreased by $114.7 million and increased as a percentage of net sales to 36.9% from 27.6% during the three months ended May 2, 2020 compared to the three months ended May 4, 2019.  SG&A from retail operations increased to 38.4% from 28.4% of net sales during the three months ended May 2, 2020 compared to the three months ended May 4, 2019. The decrease in SG&A dollars was primarily attributable to decreases in payroll expense. The Company furloughed store associates as stores closed due to the COVID-19 pandemic. Additionally, furlough actions were implemented in certain corporate and support facility functions. At the peak of store closures, approximately 90% of Dillard's 38,000 associates were furloughed. The Company was able to reduce payroll expense by $4.2 million through the employee retention credit available under the CARES Act.

Depreciation and Amortization

(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$50,732	$52,194	$(1,462)	(2.8)%
Construction segment	169	170	(1)	(0.6)
Total depreciation and amortization	$50,901	$52,364	$(1,463)	(2.8)%

Interest and Debt Expense, Net

(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$12,291	$11,264	$1,027	9.1%
Construction segment	(21)	(27)	6	22.2
Total interest and debt expense, net	$12,270	$11,237	$1,033	9.2%

Net interest and debt expense increased $1.0 million and total weighted average debt increased by $237.9 million during the three months ended May 2, 2020 compared to the three months ended May 4, 2019 primarily due to an increase in short term borrowings under the credit facility. The Company borrowed $779 million under the credit facility on March 25, 2020 and repaid the full amount on April 30, 2020 concurrent with the execution of the amended credit agreement.

Gain on Disposal of Assets

(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(18)	$(7,400)	$7,382
Construction segment	(1)	—	(1)
Total gain on disposal of assets	$(19)	$(7,400)	$7,381

During the three months ended May 4, 2019, the Company received proceeds of $13.4 million primarily from the sale of two store properties, resulting in a gain of $7.4 million.

Income Taxes

The Company expects to be in a net operating loss position for the fiscal year. The CARES Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35%. The Company’s estimated federal and state effective income tax rate was approximately 29.0% and 22.0% for the three months ended May 2, 2020 and May 4, 2019, respectively. During the three months ended May 2, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $14.8 million related to the carryback provision of the CARES Act. This net tax benefit was comprised of tax expense of $25.2 million for the remeasurement of beginning deferred tax assets and liabilities and tax benefit of $40.0 million for the impact of the net operating loss carryback. Income tax benefit for the quarter also included the effects of federal tax credits and state and local income taxes.

During the three months ended May 4, 2019, income tax expense differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes.

Due to uncertainty relating to the impacts of COVID-19 on the Company’s business operations, the Company is not providing an expected fiscal 2020 federal and state effective income tax rate.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 2, 2020 and May 4, 2019 follows:

	Three Months Ended
(in thousands of dollars)	May 2, 2020	May 4, 2019	$ Change
Operating Activities	$(111,125)	$48,357	$(159,482)
Investing Activities	(19,904)	(5,087)	(14,817)
Financing Activities	(76,054)	(18,294)	(57,760)
Total (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(207,083)	$24,976	$(232,059)

Net cash flows from operations decreased $159.5 million during the three months ended May 2, 2020 compared to the three months ended May 4, 2019 primarily due to significant decreases in net income, primarily due to decreases in sales, partially offset by changes in working capital.

The Company took a number of actions to enhance liquidity during the first quarter as the COVID-19 pandemic progressed, including the following:

▪	Extended vendor payment terms

▪	Canceled, suspended and significantly delayed merchandise shipments

▪	Reduced merchandise purchases during the quarter by 33%

▪	Reviewed and reduced discretionary operating and capital expenditures

▪	Reduced payroll expense

▪	Executed aggressive promotional markdowns to clear inventory

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

The Company received income of $20.8 million and $21.1 million from the Wells Fargo Alliance during the three months ended May 2, 2020 and May 4, 2019, respectively. The Company is unable to quantify the impact of the COVID-19 pandemic on the portfolio's earnings and the on-going cash compensation from the Wells Fargo Alliance.

Capital expenditures were $20.2 million and $18.7 million for the three months ended May 2, 2020 and May 4, 2019, respectively. The capital expenditures were primarily related to equipment purchases and the remodeling of existing stores during the current year.

During the three months ended May 4, 2019, the Company received cash proceeds of $13.4 million and recorded a related gain of $7.4 million for the sale of two store locations in Boardman, Ohio and Boynton Beach, Florida. The proceeds from the Boardman, Ohio store were held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of May 4, 2019, the acquisition of replacement property had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheets.

During the first quarter of 2020, the Company opened an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). During the second quarter of 2020, the Company plans to replace a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling 190,000 square feet).

The Company has announced upcoming store closures at Central Mall in Lawton, Oklahoma (100,000 square feet); Crossroads Center in Waterloo, Iowa (150,000 square feet); and North Plains Mall in Clovis, New Mexico (62,000 square feet).  The Company expects to close the locations during the second quarter of 2020 with minimal closing costs. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $70.0 million as of May 2, 2020.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement") until the credit agreement was amended in April 2020 (the "amended credit agreement"). After giving effect to the amendment, the amended credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings under the amended credit agreement is LIBOR plus 1.75%, and the commitment fee for unused borrowings is 0.30% per annum. So long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.  The Company paid $2.9 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheets.

As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement, which was repaid concurrent with the execution of the amended credit agreement. At May 2, 2020, no borrowings were outstanding, and letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the facility of $779.0 million.

During the three months ended May 2, 2020, the Company repurchased 1.0 million shares of Class A Common Stock at an average price of $61.91 per share for $61.8 million under the Company's March 2018 Plan. Additionally, the Company paid $7.3 million for share repurchases that had not yet settled but were accrued at February 1, 2020. During the three months ended May 4, 2019, the Company repurchased 0.2 million shares of Class A Common Stock at an average price of $70.85 per share for $17.4 million (including the accrual of $2.0 million of share repurchases that had not settled as of May 4, 2019) under the Company's March 2018 Plan. At May 2, 2020, $206.9 million of authorization remained under the March 2018 Plan.  The ultimate disposition of the repurchased stock has not been determined.
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
There have been no material changes in the information set forth under caption “Contractual Obligations and Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2020 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the expected phase out of LIBOR and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 1, 2020, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 5, 2020, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

 "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 31, 2020 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 31, 2020.

The COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general, has had, and could continue to have, a material adverse effect on our business, financial condition and results of operations.
In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the virus has rapidly spread to other countries around the world, including the United States. In response to the pandemic, national and local governments, including those in the regions in which we operate, have taken various measures to attempt to slow the spread of the virus, including travel bans; prohibitions on group events and large gatherings; extended shutdowns of schools, government offices and certain businesses; curfews and recommendations to practice “social distancing.” Accordingly, the Company began closing its stores on March 19, 2020, and all 285 store locations were temporarily closed by April 9, 2020.
The Company has reopened all stores as of June 2, 2020. Stores are operating at reduced hours and implementing certain safety measures to ensure the safety of our customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores and the shopping malls in which our stores are located, which has had, and will likely continue to have a material adverse effect on our business, financial condition and results of operations. At this time, it is unclear how long these measures may remain in place, what additional measures may be imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic.
In addition, our business depends on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. COVID-19 has significantly impacted economic conditions, resulting in, among other things, unprecedented increases in the number of people seeking jobless benefits and a significant decline in global financial markets. As a result, even when all of our store locations are fully operational, there can be no guarantee that our revenue will return to its pre-COVID-19 levels.
The Company sources a significant portion of its private label and exclusive brand merchandise from countries that have experienced widespread transmission of the virus, including China. Additionally, many of the Company’s branded merchandise vendors may also source a significant portion of their merchandise from these same countries. Manufacturing capacity in those countries has been materially impacted by the pandemic, which has negatively impacted our supply chain. If this continues, we cannot guarantee that we will be able to locate alternative sources of supply for our merchandise on acceptable terms, or at all. If we are unable to adequately source our merchandise or purchase appropriate amounts of merchandise from branded vendors, our business and results of operations may be materially and adversely affected.
Additionally, in the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2020 through February 29, 2020	819,099	$64.50	819,099	$215,851,601
March 1, 2020 through April 4, 2020	179,643	50.10	179,643	206,852,235
April 5, 2020 through May 2, 2020	—	—	—	206,852,235
Total	998,742	$61.91	998,742	$206,852,235

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
During the three months ended May 2, 2020, the Company repurchased 1.0 million shares totaling $61.8 million. As of May 2, 2020, $206.9 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 8, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits

Number	Description

10.1
Amendment No. 2 to Credit Agreement between Dillard's, Inc., Dillard's Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2020).

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

DILLARD’S, INC.
(Registrant)

Date:	June 5, 2020	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer