Form 10-Q
period 2020-08-01
DILLARD'S, INC.
filed 2020-09-04
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 29, 2020     18,366,790
CLASS B COMMON STOCK as of August 29, 2020       4,010,401

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$82,868	$277,077	$118,108
Restricted cash	—	—	17,150
Accounts receivable	28,631	46,160	51,946
Merchandise inventories	1,283,141	1,465,007	1,603,031
Federal and state income taxes	85,658	—	—
Other current assets	65,758	59,838	77,646

Total current assets	1,546,056	1,848,082	1,867,881

Property and equipment (net of accumulated depreciation and amortization of $2,434,355, $2,336,728 and $2,305,588 respectively)	1,394,237	1,458,176	1,512,256
Operating lease assets	44,091	47,924	52,608
Deferred income taxes	23,289	—	—
Other assets	75,563	76,075	79,334

Total assets	$3,083,236	$3,430,257	$3,512,079

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$586,865	$892,789	$867,534
Current portion of finance lease liabilities	986	1,219	1,082
Current portion of operating lease liabilities	13,758	14,654	15,701
Other short-term borrowings	229,600	—	117,900
Federal and state income taxes	—	22,158	4,015

Total current liabilities	831,209	930,820	1,006,232

Long-term debt	365,779	365,709	365,639
Finance lease liabilities	356	695	1,342
Operating lease liabilities	30,051	32,683	36,407
Other liabilities	284,527	273,601	242,281
Deferred income taxes	—	3,490	14,334
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,239	1,239
Additional paid-in capital	952,522	951,726	949,846
Accumulated other comprehensive loss	(30,198)	(31,059)	(12,809)
Retained earnings	4,378,988	4,556,494	4,490,759
Less treasury stock, at cost	(3,931,238)	(3,855,141)	(3,783,191)

Total stockholders’ equity	1,371,314	1,623,259	1,645,844

Total liabilities and stockholders’ equity	$3,083,236	$3,430,257	$3,512,079

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$919,044	$1,426,863	$1,705,699	$2,892,304
Service charges and other income	26,139	31,982	61,060	64,476

	945,183	1,458,845	1,766,759	2,956,780

Cost of sales	639,847	1,032,014	1,328,316	1,959,781
Selling, general and administrative expenses	267,062	409,125	557,508	814,285
Depreciation and amortization	50,951	54,383	101,852	106,747
Rentals	5,639	6,209	11,189	12,327
Interest and debt expense, net	12,873	12,248	25,143	23,485
Other expense	2,104	1,917	4,208	3,834
Loss (gain) on disposal of assets	33	(4,900)	14	(12,300)

(Loss) income before income taxes	(33,326)	(52,151)	(261,471)	48,621
Income taxes (benefit)	(24,760)	(11,480)	(90,930)	10,690

Net (loss) income	$(8,566)	$(40,671)	$(170,541)	$37,931

(Loss) earnings per share:
Basic and diluted	$(0.37)	$(1.59)	$(7.33)	$1.46

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net (loss) income	$(8,566)	$(40,671)	$(170,541)	$37,931
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $138, $0, $276, and $0, respectively)	430	—	861	—

Comprehensive (loss) income	$(8,136)	$(40,671)	$(169,680)	$37,931

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended August 1, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, May 2, 2020	$1,239	$951,726	$(30,628)	$4,391,039	$(3,916,970)	$1,396,406
Net loss	—	—	—	(8,566)	—	(8,566)
Other comprehensive income	—	—	430	—	—	430
Issuance of 32,000 shares under equity plans	1	796	—	—	—	797
Purchase of 586,851 shares of treasury stock	—	—	—	—	(14,268)	(14,268)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,485)	—	(3,485)
Balance, August 1, 2020	$1,240	$952,522	$(30,198)	$4,378,988	$(3,931,238)	$1,371,314

	Three Months Ended August 3, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, May 4, 2019	$1,239	$948,835	$(12,809)	$4,533,973	$(3,734,330)	$1,736,908
Net loss	—	—	—	(40,671)	—	(40,671)
Issuance of 17,600 shares under equity plans	—	1,011	—	—	—	1,011
Purchase of 818,585 shares of treasury stock	—	—	—	—	(48,861)	(48,861)
Cash dividends declared:
Common stock, $0.10 per share	—	—	—	(2,543)	—	(2,543)
Balance, August 3, 2019	$1,239	$949,846	$(12,809)	$4,490,759	$(3,783,191)	$1,645,844

	Six Months Ended August 1, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 1, 2020	$1,239	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	(170,541)	—	(170,541)
Other comprehensive income	—	—	861	—	—	861
Issuance of 32,000 shares under equity plans	1	796	—	—	—	797
Purchase of 1,585,593 shares of treasury stock	—	—	—	—	(76,097)	(76,097)
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(6,965)	—	(6,965)
Balance, August 1, 2020	$1,240	$952,522	$(30,198)	$4,378,988	$(3,931,238)	$1,371,314

	Six Months Ended August 3, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 2, 2019	$1,239	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
Net income	—	—	—	37,931	—	37,931
Issuance of 17,600 shares under equity plans	—	1,011	—	—	—	1,011
Purchase of 1,064,743 shares of treasury stock	—	—	—	—	(66,301)	(66,301)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(5,178)	—	(5,178)
Balance, August 3, 2019	$1,239	$949,846	$(12,809)	$4,490,759	$(3,783,191)	$1,645,844

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	August 1, 2020	August 3, 2019
Operating activities:
Net (loss) income	$(170,541)	$37,931
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and other deferred cost	103,140	107,740
Loss (gain) on disposal of assets	14	(12,300)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,529	(2,093)
Decrease (increase) in merchandise inventories	181,866	(74,614)
Increase in other current assets	(5,148)	(7,882)
Increase in other assets	(124)	(8,362)
Decrease in trade accounts payable and accrued expenses and other liabilities	(290,268)	(52,746)
Decrease in income taxes	(130,977)	(6,254)

Net cash used in operating activities	(294,509)	(18,580)

Investing activities:
Purchases of property and equipment and capitalized software	(38,607)	(38,049)
Proceeds from disposal of assets	308	21,997
Distribution from joint venture	215	505

Net cash used in investing activities	(38,084)	(15,547)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(572)	(456)
Issuance cost of line of credit	(3,001)	—
Increase in short-term borrowings	229,600	117,900
Cash dividends paid	(7,185)	(5,267)
Purchase of treasury stock	(80,458)	(66,301)

Net cash provided by financing activities	138,384	45,876

(Decrease) increase in cash, cash equivalents and restricted cash	(194,209)	11,749
Cash, cash equivalents and restricted cash, beginning of period	277,077	123,509

Cash, cash equivalents and restricted cash, end of period	$82,868	$135,258

Non-cash transactions:
Accrued capital expenditures	$7,994	$4,811
Accrued purchases of treasury stock	2,962	—
Stock awards	797	1,011
Lease assets obtained in exchange for new operating lease liabilities	4,084	4,601

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended August 1, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021 due to, among other factors, the seasonal nature of the business and the COVID-19 pandemic.

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

(in thousands)	August 1, 2020	August 3, 2019
Cash and cash equivalents	$82,868	$118,108
Restricted cash	—	17,150
Total cash, cash equivalents and restricted cash	$82,868	$135,258

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. The effects of the COVID-19 pandemic have had and continue to have a significant impact on the Company's business, results of operations and financial position. At present, the COVID-19 pandemic has had a significant negative effect on the Company's liquidity and net sales. Due to heightened uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, our liquidity, net sales and profitability may be further impacted if we are unable to appropriately manage our inventory levels and expenses.

The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all 285 store locations were temporarily closed. The Company began re-opening stores on May 5, 2020, and by June 2, 2020, all stores had been re-opened using the Centers for Disease Control and Prevention ("CDC") guidelines to promote a safe environment for our customers and employees. All stores remain open and operating at reduced hours with the exception of one location.

As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement, which was repaid concurrent with the execution of the amended credit agreement. At August 1, 2020, borrowings of $229.6 million were outstanding, and letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the facility of $447.0 million. See Note 7, Revolving Credit Agreement, for additional information.

We assess the impairment of long-lived assets, primarily fixed assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluated the effects of the COVID-19 pandemic on our business and determined that as of August 1, 2020, the carrying values of our property and equipment and operating lease assets were recoverable. Accordingly, no impairment charge was recorded for the six months ended August 1, 2020. We will continue to monitor these factors and the impact of the COVID-19 pandemic on future periods and continue to assess these assets for impairment as needed.

Note 2.  Accounting Standards

Recently Issued Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Retail operations segment
Cosmetics	14%	13%	14%	13%
Ladies’ apparel	21	24	21	24
Ladies’ accessories and lingerie	16	16	16	15
Juniors’ and children’s apparel	9	8	9	10
Men’s apparel and accessories	20	19	18	17
Shoes	13	14	14	15
Home and furniture	4	3	4	3
	97	97	96	97
Construction segment	3	3	4	3
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended August 1, 2020:
Net sales from external customers	$893,216	$25,828	$919,044
Gross profit	277,407	1,790	279,197
Depreciation and amortization	50,784	167	50,951
Interest and debt expense (income), net	12,885	(12)	12,873
(Loss) income before income taxes	(33,699)	373	(33,326)
Total assets	3,056,320	26,916	3,083,236

Three Months Ended August 3, 2019:
Net sales from external customers	$1,378,163	$48,700	$1,426,863
Gross profit	395,137	(288)	394,849
Depreciation and amortization	54,207	176	54,383
Interest and debt expense (income), net	12,278	(30)	12,248
Loss before income taxes	(50,929)	(1,222)	(52,151)
Total assets	3,463,087	48,992	3,512,079

Six Months Ended August 1, 2020:
Net sales from external customers	$1,644,243	$61,456	$1,705,699
Gross profit	373,441	3,942	377,383
Depreciation and amortization	101,516	336	101,852
Interest and debt expense (income), net	25,176	(33)	25,143
(Loss) income before income taxes	(262,366)	895	(261,471)
Total assets	3,056,320	26,916	3,083,236

Six Months Ended August 3, 2019
Net sales from external customers	$2,798,685	$93,619	$2,892,304
Gross profit	931,508	1,015	932,523
Depreciation and amortization	106,401	346	106,747
Interest and debt expense (income), net	23,542	(57)	23,485
Income (loss) before income taxes	49,799	(1,178)	48,621
Total assets	3,463,087	48,992	3,512,079

Intersegment construction revenues of $6.9 million and $6.2 million for the three months ended August 1, 2020 and August 3, 2019, respectively, and $18.3 million and $14.6 million for the six months ended August 1, 2020 and August 3, 2019, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	August 1, 2020	February 1, 2020	August 3, 2019	February 2, 2019
Contract liabilities	$58,186	$75,229	$63,041	$72,852

During the six months ended August 1, 2020 and August 3, 2019, the Company recorded $29.8 million and $37.6 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $75.2 million and $72.9 million, at February 1, 2020 and February 2, 2019, respectively.
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

Construction
(in thousands of dollars)	August 1, 2020	February 1, 2020	August 3, 2019	February 2, 2019
Accounts receivable	$19,222	$28,522	$36,276	$31,867
Costs and estimated earnings in excess of billings on uncompleted contracts	722	2,179	2,927	1,165
Billings in excess of costs and estimated earnings on uncompleted contracts	7,212	5,737	10,358	7,414
During the six months ended August 1, 2020 and August 3, 2019, the Company recorded $4.7 million and $6.8 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.7 million and $7.4 million at February 1, 2020 and February 2, 2019, respectively.
The remaining performance obligations related to executed construction contracts totaled $127.0 million, $156.5 million and $108.4 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively.

Note 4. (Loss) Earnings Per Share Data

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net (loss) income	$(8,566)	$(40,671)	$(170,541)	$37,931

Weighted average shares of common stock outstanding	23,174	25,584	23,264	25,949

Basic and diluted (loss) earnings per share	$(0.37)	$(1.59)	$(7.33)	$1.46

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended August 1, 2020 and August 3, 2019.

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

At August 1, 2020, letters of credit totaling $21.0 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.4 million and $2.8 million to the Pension Plan during the three and six months ended August 1, 2020, respectively, and expects to make additional contributions to the Pension Plan of approximately $2.7 million during the remainder of fiscal 2020.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Components of net periodic benefit costs:
Service cost	$1,090	$905	$2,180	$1,810
Interest cost	1,536	1,917	3,072	3,834
Net actuarial loss	568	—	1,137	—
Net periodic benefit costs	$3,194	$2,822	$6,389	$5,644

The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 7.  Revolving Credit Agreement

In April 2020, the Company amended its credit agreement (the "amended credit agreement"). After giving effect to the amendment, the amended credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the amended credit agreement, with a $200 million expansion option and matures on August 9, 2022.  The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the amended credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is the greater of LIBOR or 1.0% plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. As long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.

Concurrent with the signing of the amended credit facility, the Company repaid the $779 million borrowed on March 25, 2020 under the previous agreement. Additionally, the Company paid $3.0 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheets.

At August 1, 2020, $229.6 million of borrowings were outstanding, and letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the credit facility of $447.0 million. The weighted average interest rate under the credit agreement for the borrowings outstanding at August 1, 2020 was 2.75%.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of shares repurchased	$14,268	$48,861	$76,097	$66,301
Number of shares repurchased	587	819	1,586	1,065
Average price per share	$24.31	$59.69	$47.99	$62.27

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. As of August 1, 2020, $192.6 million of authorization remained under the March 2018 Plan.

Note 9.  Income Taxes

The Company expects to be in a net operating loss position for the fiscal year. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35% rather than the current 21%. During the three and six months ended August 1, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $17.4 million and $32.1 million, respectively, related to the rate differential in the carryback year. Income tax benefit for the three and six months also included the effects of federal tax credits and state and local income taxes.

During the three and six months ended August 3, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Defined benefit pension plan items
Amortization of actuarial losses	$568	$—	$1,137	$—	Total before tax (1)
	138	—	276	—	Income tax expense
	$430	$—	$861	$—	Total net of tax

For fiscal year 2019, there was no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Beginning balance	$30,628	$12,809	$31,059	$12,809
Amounts reclassified from AOCL	(430)	—	(861)	—
Ending balance	$30,198	$12,809	$30,198	$12,809

Note 12. Leases

The Company leases retail stores, office space and equipment under operating leases. As of August 1, 2020, February 1, 2020 and August 3, 2019, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $44.1 million, $47.9 million and $52.6 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $43.8 million, $47.3 million and $52.1 million, respectively.
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
Renewal options from two to 20 years exist on the majority of leased properties. The Company has sole discretion in exercising the lease renewal options. We do not recognize operating lease assets or operating lease liabilities for renewal periods unless we are reasonably certain of renewing the lease at inception. The depreciable life of operating lease assets and related leasehold improvements is limited by the expected lease term.
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Finance lease assets	Property and equipment, net (a)	$459	$670	$881
Operating lease assets	Operating lease assets	44,091	47,924	52,608
Total leased assets		$44,550	$48,594	$53,489

Liabilities
Current
Finance	Current portion of finance lease liabilities	$986	$1,219	$1,082
Operating	Current portion of operating lease liabilities	13,758	14,654	15,701
Noncurrent
Finance	Finance lease liabilities	356	695	1,342
Operating	Operating lease liabilities	30,051	32,683	36,407
Total lease liabilities		$45,151	$49,251	$54,532
(a) Finance lease assets are recorded net of accumulated amortization of $14.1 million, $13.9 million and $13.7 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively.

Lease Cost		Three Months Ended		Six Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost (a)	Rentals	$5,639	$6,209	$11,189	$12,327
Finance lease cost
Amortization of leased assets	Depreciation and amortization	105	106	211	211
Interest on lease liabilities	Interest and debt expense, net	62	123	142	258
Net lease cost		$5,806	$6,438	$11,542	$12,796

(a) Includes short term lease costs of $0.5 million and $1.0 million for the three months ended and $1.0 million and $1.7 million for the six months ended August 1, 2020 and August 3, 2019, respectively, and variable lease costs of $0.4 million and $0.4 million for the three months ended and $0.7 million and $0.8 million for the six months ended August 1, 2020 and August 3, 2019, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2020 (excluding the six months ended August 1, 2020)	$7,819	$714	$8,533
2021	14,153	726	14,879
2022	7,811	—	7,811
2023	4,496	—	4,496
2024	3,714	—	3,714
After 2024	15,916	—	15,916
Total minimum lease payments	53,909	1,440	55,349
Less amount representing interest	(10,100)	(98)	(10,198)
Present value of lease liabilities	$43,809	$1,342	$45,151

Lease Term and Discount Rate

August 1, 2020
Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	1.3 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	12.3%

Other Information

	Six Months Ended
(in thousands of dollars)	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,387	$10,388
Operating cash flows from finance leases	142	258
Financing cash flows from finance leases	572	456

Lease assets obtained in exchange for new operating lease liabilities	$4,084	$4,601

Note 13. Loss (Gain) on Disposal of Assets

During the three months ended August 3, 2019, the Company recorded proceeds of $8.6 million primarily from the sale of one store property, resulting in a gain of $4.9 million that was recorded in loss (gain) on disposal of assets.

During the six months ended August 3, 2019, the Company recorded proceeds of $22.0 million primarily from the sale of three store properties, resulting in a gain of $12.3 million that was recorded in loss (gain) on disposal of assets.

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

The fair value of the Company’s cash, cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at August 1, 2020 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at August 1, 2020 was approximately $391 million. The carrying value of the Company’s long-term debt at August 1, 2020 was $365.8 million.  The fair value of the Company’s subordinated debentures at August 1, 2020 was approximately $158 million.  The carrying value of the Company’s subordinated debentures at August 1, 2020 was $200.0 million.

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

During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores:  45 stores on May 5th, 80 stores on May 12th, 115 stores on May 19th and 20th and 8 stores on May 26th. All Dillard’s store locations had been re-opened by June 2, 2020 using the Centers for Disease Control and Prevention ("CDC") guidelines to promote a safe environment for our customers and employees. All stores remain open and operating at reduced hours with the exception of one location.  Sales performance in these stores since re-opening through August 1, 2020 was approximately 72% of prior year sales on corresponding days.

During the three months ended August 1, 2020, total retail sales decreased 35% compared to the three months ended August 3, 2019. Due to the temporary closure of the Company's brick-and-mortar stores as well as the interdependence between in-store and online sales, the Company reported no comparable store sales data for the three months ended August 1, 2020. Retail gross margin increased 239 basis points of sales to 31.1% during the three months ended August 1, 2020 compared to 28.7% during the three months ended August 3, 2019, primarily due to lower markdowns. The Company was able to reduce inventory by 20% compared to the prior year second quarter by reducing purchases 62% through the cancellation, delay and suspension of merchandise orders. Selling, general and administrative expenses decreased to $267.1 million compared to $409.1 million from the prior year second quarter primarily due to decreases in payroll expense associated with the furlough of store associates, support facility functions and corporate employees and reduced store hours. The Company reported a net loss of $8.6 million ($0.37 per share) compared to a net loss of $40.7 million ($1.59 per share) for the prior year second quarter.

The Company expects to be in a net operating loss position for fiscal year 2020. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the tax rate was 35%. Included in net loss for the quarter ended August 1, 2020 is a net tax benefit of $17.4 million ($0.75 per share) related to this provision.

Included in net loss for the quarter ended August 3, 2019 was a pretax gain on disposal of assets of $4.9 million ($3.8 million after tax or $0.15 per share) primarily related to the sale of one store.

During the three months ended August 1, 2020, the Company purchased $14.3 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of May 2, 2020, authorization of $192.6 million remained under the March 2018 Plan.

As of August 1, 2020, the Company had working capital of $714.8 million (including cash and cash equivalents of $82.9 million) and $795.4 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities. Cash flows used in operating activities were $294.5 million for the six months ended August 1, 2020.

The Company maintained 282 Dillard's stores, including 31 clearance centers, and an internet store at August 1, 2020.

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

The Company believes that Dillard's is uniquely positioned, among U.S. department store retailers, to weather the COVID-19 pandemic for the following reasons:

▪The Company owns approximately 90% of its retail store square footage and 100% of its corporate headquarters, distribution and fulfillment facilities;
▪Store rent obligations are small compared to the industry;
▪Low long-term debt position with next payment due January 2023 ($45 million);
▪Amended $800 million revolving credit facility with no financial covenants as long as availability exceeds $100 million and no event of default occurs and is continuing; and
▪Strong eCommerce platform at dillards.com which includes ship-from-store capability.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 1, 2020	August 3, 2019
Net sales (in millions)	$919.0	$1,426.9
Retail stores sales trend	(35)%	(2)%
Gross profit (in millions)	$279.2	$394.8
Gross profit as a percentage of net sales	30.4%	27.7%
Retail gross profit as a percentage of net sales	31.1%	28.7%
Selling, general and administrative expenses as a percentage of net sales	29.1%	28.7%
Cash flow used in operations (in millions)	$(294.5)	$(18.6)
Total retail store count at end of period	282	289
Retail sales per square foot	$19	$29
Retail store inventory trend	(20)%	—%
Annualized retail merchandise inventory turnover	1.7	2.3

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.8	2.2	3.6	2.2

	102.8	102.2	103.6	102.2

Cost of sales	69.6	72.3	77.9	67.8
Selling, general and administrative expenses	29.1	28.7	32.7	28.2
Depreciation and amortization	5.5	3.8	6.0	3.7
Rentals	0.6	0.4	0.7	0.4
Interest and debt expense, net	1.4	0.9	1.5	0.8
Other expense	0.2	0.1	0.2	0.1
Gain on disposal of assets	—	(0.3)	—	(0.4)

(Loss) income before income taxes	(3.6)	(3.7)	(15.3)	1.7
Income taxes (benefit)	(2.7)	(0.8)	(5.3)	0.4

Net (loss) income	(0.9)%	(2.9)%	(10.0)%	1.3%

Net Sales

	Three Months Ended
(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change
Net sales:
Retail operations segment	$893,216	$1,378,163	$(484,947)
Construction segment	25,828	48,700	(22,872)
Total net sales	$919,044	$1,426,863	$(507,819)

The percent change in the Company’s sales by segment and product category for the three months ended August 1, 2020 compared to the three months ended August 3, 2019 as well as the sales percentage by segment and product category to total net sales for the three months ended August 1, 2020 are as follows:

	% Change 2020 - 2019	% of Net Sales
Retail operations segment
Cosmetics	(29.1)%	14%
Ladies’ apparel	(45.1)	21
Ladies’ accessories and lingerie	(31.1)	16
Juniors’ and children’s apparel	(29.4)	9
Men’s apparel and accessories	(31.7)	20
Shoes	(40.5)	13
Home and furniture	(16.4)	4
		97
Construction segment	(47.0)	3
Total		100%

Net sales from the retail operations segment decreased 35.2% during the three months ended August 1, 2020 compared to the three months ended August 3, 2019 primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the quarter due to the temporary closure of its brick-and-mortar stores as well as the interdependence between in-store and online sales. Sales in all product categories decreased significantly over the second quarter last year.

We recorded a return asset of $8.4 million and $13.0 million and an allowance for sales returns of $10.8 million and $19.0 million as of August 1, 2020 and August 3, 2019, respectively.

During the three months ended August 1, 2020, net sales from the construction segment decreased $22.9 million or 47% compared to the three months ended August 3, 2019 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $127.0 million as of August 1, 2020, decreasing approximately 19% from February 1, 2020 and increasing approximately 17% from August 3, 2019, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Six Months Ended
(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change
Net sales:
Retail operations segment	$1,644,243	$2,798,685	$(1,154,442)
Construction segment	61,456	93,619	(32,163)
Total net sales	$1,705,699	$2,892,304	$(1,186,605)

The percent change in the Company’s sales by segment and product category for the six months ended August 1, 2020 compared to the six months ended August 3, 2019 as well as the sales percentage by segment and product category to total net sales for the six months ended August 1, 2020 are as follows:

	% Change 2020 - 2019	% of Net Sales
Retail operations segment
Cosmetics	(35.0)%	14%
Ladies’ apparel	(48.7)	21
Ladies’ accessories and lingerie	(38.1)	16
Juniors’ and children’s apparel	(41.3)	9
Men’s apparel and accessories	(38.7)	18
Shoes	(43.4)	14
Home and furniture	(28.0)	4
		96
Construction segment	(34.4)	4
Total		100%

Net sales from the retail operations segment decreased 41.2% during the six months ended August 1, 2020 compared to the six months ended August 3, 2019 primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the period due to the temporary closure of its brick-and-mortar stores as well as the interdependence between in-store and online sales. Sales in all product categories decreased significantly during the six months ended August 1, 2020 compared to the six months ended August 3, 2019.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 1, 2020 and August 3, 2019 was 20.8% and 21.2%, respectively.

During the six months ended August 1, 2020, net sales from the construction segment decreased $32.2 million or 34.4% compared to the six months ended August 3, 2019 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019	$ Change 2020-2019	$ Change 2020-2019
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$14,685	$21,194	$35,486	$42,340	$(6,509)	$(6,854)
Shipping and handling income	8,657	6,160	20,224	12,237	2,497	7,987
Leased department income	491	1,087	862	2,209	(596)	(1,347)
Other	2,291	2,772	4,039	6,122	(481)	(2,083)
	26,124	31,213	60,611	62,908	(5,089)	(2,297)
Construction segment	15	769	449	1,568	(754)	(1,119)
Total service charges and other income	$26,139	$31,982	$61,060	$64,476	$(5,843)	$(3,416)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019 primarily due to decreases in finance charges. Shipping and handling income increased during the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019 primarily due to the increase in online orders and ship-from-store capabilities.

Leased department income consisted primarily of commissions from a principal licensed department of an upscale women's apparel vendor located in certain stores. By August 1, 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.

Gross Profit

(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$277,407	$395,137	$(117,730)	(29.8)%
Construction segment	1,790	(288)	2,078	721.5
Total gross profit	$279,197	$394,849	$(115,652)	(29.3)%

Six months ended
Retail operations segment	$373,441	$931,508	$(558,067)	(59.9)%
Construction segment	3,942	1,015	2,927	288.4
Total gross profit	$377,383	$932,523	$(555,140)	(59.5)%

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gross profit as a percentage of segment net sales:
Retail operations segment	31.1%	28.7%	22.7%	33.3%
Construction segment	6.9	(0.6)	6.4	1.1
Total gross profit as a percentage of net sales	30.4	27.7	22.1	32.2

Gross profit, as a percentage of sales, increased to 30.4% from 27.7% during the three months ended August 1, 2020 compared to the three months ended August 3, 2019, respectively.

Gross profit from retail operations, as a percentage of sales, increased to 31.1% from 28.7% during the three months ended August 1, 2020 compared to the three months ended August 3, 2019 primarily due to decreased markdowns. Gross margin increased significantly in ladies' accessories and lingerie, men's apparel and accessories, junior's and children's apparel and home and furniture. Gross margin decreased slightly in cosmetics, decreased moderately in shoes and decreased significantly in ladies' apparel.

Gross profit from the construction segment increased 752 basis points of construction sales for the three months ended August 1, 2020 compared to the three months ended August 3, 2019, respectively.

Gross profit, as a percentage of sales, decreased to 22.1% from 32.2% during the six months ended August 1, 2020 compared to the six months ended August 3, 2019.

Gross profit from retail operations, as a percentage of sales, decreased to 22.7% from 33.3% during the six months ended August 1, 2020 compared to the six months ended August 3, 2019 primarily due to increased markdowns taken as a result of the impact of the COVID-19 pandemic. Gross margin decreased significantly in ladies' apparel, shoes, men's apparel and accessories and junior's and children's apparel. Gross margin decreased moderately in cosmetics while remaining essentially flat in ladies' accessories and lingerie. Gross margin increased significantly in home and furniture.

Gross profit from the construction segment increased 533 basis points of construction sales for the six months ended August 1, 2020 compared to the six months ended August 3, 2019, respectively.

Inventory decreased 20% in total as of August 1, 2020 compared to August 3, 2019.  A 1% change in the dollar amount of markdowns would have impacted the net loss by approximately $2 million and $4 million for the three and six months ended August 1, 2020, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$265,801	$407,589	$(141,788)	(34.8)%
Construction segment	1,261	1,536	(275)	(17.9)
Total SG&A	$267,062	$409,125	$(142,063)	(34.7)%

Six months ended
Retail operations segment	$554,358	$810,881	$(256,523)	(31.6)%
Construction segment	3,150	3,404	(254)	(7.5)
Total SG&A	$557,508	$814,285	$(256,777)	(31.5)%

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
SG&A as a percentage of segment net sales:
Retail operations segment	29.8%	29.6%	33.7%	29.0%
Construction segment	4.9	3.2	5.1	3.6
Total SG&A as a percentage of net sales	29.1	28.7	32.7	28.2

SG&A decreased by $142.1 million and increased 39 basis points of net sales during the three months ended August 1, 2020 compared to the three months ended August 3, 2019.  SG&A from retail operations decreased by $141.8 million and increased 19 basis points of net sales during the three months ended August 1, 2020 compared to the three months ended August 3, 2019. The decrease in SG&A dollars was primarily due to decreases in payroll expense. Payroll expense for the three months ended August 1, 2020 was $155.9 million compared to $262.7 million for the three months ended August 3, 2019, a decline of 41%.

SG&A decreased by $256.8 million and increased 454 basis points of net sales during the six months ended August 1, 2020 compared to the six months ended August 3, 2019. SG&A from retail operations decreased by $256.5 million and increased 475 basis points of net sales during the six months ended August 1, 2020 compared to the six months ended August 3, 2019. The decrease in SG&A dollars was primarily due to decreases in payroll expense. Payroll expense for the six months ended August 1, 2020 was $324.4 million compared to $520.2 million for the six months ended August 3, 2019, a decline of 38%. The Company furloughed store associates as stores closed due to the COVID-19 pandemic. Additionally, furlough actions were implemented in certain corporate and support facility functions. During the six months ended August 1, 2020, the Company was able to reduce payroll expense and related benefits by $6.1 million through the employee retention credit available under the CARES Act.

Depreciation and Amortization

(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$50,784	$54,207	$(3,423)	(6.3)%
Construction segment	167	176	(9)	(5.1)
Total depreciation and amortization	$50,951	$54,383	$(3,432)	(6.3)%

Six months ended
Retail operations segment	$101,516	$106,401	$(4,885)	(4.6)%
Construction segment	336	346	(10)	(2.9)
Total depreciation and amortization	$101,852	$106,747	$(4,895)	(4.6)%

Depreciation and amortization expense decreased $3.4 million and $4.9 million during the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$12,885	$12,278	$607	4.9%
Construction segment	(12)	(30)	18	60.0
Total interest and debt expense, net	$12,873	$12,248	$625	5.1%

Six months ended
Retail operations segment	$25,176	$23,542	$1,634	6.9%
Construction segment	(33)	(57)	24	42.1
Total interest and debt expense, net	$25,143	$23,485	$1,658	7.1%

Net interest and debt expense increased $0.6 million and $1.7 million during the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019, respectively, primarily due to an increase of short term borrowings under the credit facility. Total weighted average debt increased by $87.3 million and $162.6 million during the three and six months ended August 1, 2020, respectively, compared to the three and six months ended August 3, 2019 primarily due to the increase of short term borrowings.

Loss (Gain) on Disposal of Assets

(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change
Loss (gain) on disposal of assets:
Three months ended
Retail operations segment	$45	$(4,899)	$4,944
Construction segment	(12)	(1)	(11)
Total loss (gain) on disposal of assets	$33	$(4,900)	$4,933

Six months ended
Retail operations segment	$27	$(12,299)	$12,326
Construction segment	(13)	(1)	(12)
Total loss (gain) on disposal of assets	$14	$(12,300)	$12,314

During the three months ended August 3, 2019, the Company recorded proceeds of $8.6 million primarily from the sale of one store location in Cary, North Carolina, resulting in a gain of $4.9 million that was recorded in loss (gain) on disposal of assets.

During the six months ended August 3, 2019, the Company recorded proceeds of $22.0 million primarily from the sale of three store locations in Cary, North Carolina, Boardman, Ohio and Boynton Beach, Florida, resulting in a gain of $12.3 million that was recorded in loss (gain) on disposal of assets.

Income Taxes

The Company expects to be in a net operating loss position for the fiscal year. The CARES Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35% rather than the current 21%. The Company’s estimated federal and state effective income tax rate was approximately 74.3% and 34.8% for the three and six months ended August 1, 2020, respectively. During the three and six months ended August 1, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $17.4 million and $32.1 million, respectively, related to the rate differential in the carryback year. Income tax benefit for the three and six months also included the effects of federal tax credits and state and local income taxes.

The Company’s estimated federal and state effective income tax rate was approximately 22.0% for the three and six months ended August 3, 2019. During the three and six months ended August 3, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes.

Due to uncertainty relating to the impacts of COVID-19 on the Company’s business operations, the Company is not providing an expected fiscal 2020 federal and state effective income tax rate.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 1, 2020 and August 3, 2019 follows:

	Six Months Ended
(in thousands of dollars)	August 1, 2020	August 3, 2019	$ Change
Operating Activities	$(294,509)	$(18,580)	$(275,929)
Investing Activities	(38,084)	(15,547)	(22,537)
Financing Activities	138,384	45,876	92,508
Total (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(194,209)	$11,749	$(205,958)

Net cash flows from operations decreased $275.9 million during the six months ended August 1, 2020 compared to the six months ended August 3, 2019 due to significant decreases in net income, primarily due to decreases in sales, and changes in working capital.

The Company took a number of actions to enhance liquidity during the six months ended August 1, 2020 as the COVID-19 pandemic progressed, including the following:

▪Extended vendor payment terms during the first quarter but restored most vendors to standard payment terms by August 1, 2020
▪Canceled, suspended and significantly delayed merchandise shipments
▪Reduced merchandise purchases during the first and second quarters by 33% and 62%, respectively
▪Reviewed and reduced discretionary operating and capital expenditures
▪Reduced payroll expense
▪Executed aggressive promotional markdowns to clear inventory

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

The Company received income of $35.5 million and $42.3 million from the Wells Fargo Alliance during the six months ended August 1, 2020 and August 3, 2019, respectively. The Company is unable to quantify the impact of the COVID-19 pandemic on the portfolio's earnings and the on-going cash compensation from the Wells Fargo Alliance.

Capital expenditures were $38.6 million and $38.0 million for the six months ended August 1, 2020 and August 3, 2019, respectively. The capital expenditures were primarily related to equipment purchases and the remodeling of existing stores during the current year.

During the six months ended August 3, 2019, the Company received cash proceeds of $22.0 million and recorded a related gain of $12.3 million for the sale of three store locations in Boardman, Ohio, Boynton Beach, Florida and Cary, North Carolina. The proceeds from the Boardman, Ohio store and Cary, North Carolina store sales were being held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts were administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of August 3, 2019, the acquisitions of replacement properties had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheet.

During the six months ended August 1, 2020, the Company opened an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). Additionally, the Company replaced a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling 190,000 square feet).

During the six months ended August 1, 2020, we permanently closed the locations at Central Mall in Lawton, Oklahoma (100,000 square feet); Crossroads Center in Waterloo, Iowa (150,000 square feet); and North Plains Mall in Clovis, New Mexico (62,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $82.9 million as of August 1, 2020.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement") until the credit agreement was amended in April 2020 (the "amended credit agreement"). After giving effect to the amendment, the amended credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings under the amended credit agreement is the greater of LIBOR or 1.0%

plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. So long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.  The Company paid $3.0 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet.

As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement, which was repaid concurrent with the execution of the amended credit agreement. At August 1, 2020, borrowings of $229.6 million were outstanding, and letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the credit facility of $447.0 million. The weighted average interest rate under the credit agreement for the borrowings outstanding at August 1, 2020 was 2.75%.

During the six months ended August 1, 2020, the Company repurchased 1.6 million shares of Class A Common Stock at an average price of $47.99 per share for $76.1 million (including the accrual of $3.0 million of share repurchases that had not settled as of August 1, 2020) under the Company's March 2018 Plan. Additionally, the Company paid $7.3 million for share repurchases that had not yet settled but were accrued at February 1, 2020. During the six months ended August 3, 2019, the Company repurchased 1.1 million shares of Class A Common Stock at an average price of $62.27 per share for $66.3 million under the Company's March 2018 Plan. At August 1, 2020, $192.6 million of authorization remained under the March 2018 Plan. The ultimate disposition of the repurchased stock has not been determined.
The COVID-19 pandemic has had a significant negative effect on the Company's liquidity and net sales. Due to heightened uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, our liquidity, net sales and profitability may be further impacted if we are unable to appropriately manage our inventory levels and expenses.
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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 4, 2020, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2020 through May 30, 2020	—	$—	—	$206,852,235
May 31, 2020 through July 4, 2020	—	—	—	206,852,235
July 5, 2020 through August 1, 2020	586,851	24.31	586,851	192,584,114
Total	586,851	$24.31	586,851	$192,584,114

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
During the three months ended August 1, 2020, the Company repurchased 0.6 million shares totaling $14.3 million. As of August 1, 2020, $192.6 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 8, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	September 4, 2020	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer