Form 10-Q
period 2020-10-31
DILLARD'S, INC.
filed 2020-12-04
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 28, 2020     17,987,659
CLASS B COMMON STOCK as of November 28, 2020       4,010,233

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current assets:
Cash and cash equivalents	$61,124	$277,077	$79,065
Restricted cash	—	—	8,467
Accounts receivable	28,406	46,160	48,241
Merchandise inventories	1,545,264	1,465,007	1,969,980
Federal and state income taxes	126,973	—	—
Other current assets	65,631	59,838	74,231

Total current assets	1,827,398	1,848,082	2,179,984

Property and equipment (net of accumulated depreciation and amortization of $2,471,565, $2,336,728 and $2,358,469, respectively)	1,348,799	1,458,176	1,494,454
Operating lease assets	40,471	47,924	48,600
Deferred income taxes	14,740	—	—
Other assets	74,581	76,075	77,025

Total assets	$3,305,989	$3,430,257	$3,800,063

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,031,806	$892,789	$1,211,446
Current portion of finance lease liabilities	849	1,219	1,148
Current portion of operating lease liabilities	12,775	14,654	15,250
Other short-term borrowings	15,000	—	98,600
Federal and state income taxes	—	22,158	4,505

Total current liabilities	1,060,430	930,820	1,330,949

Long-term debt	365,814	365,709	365,674
Finance lease liabilities	180	695	1,029
Operating lease liabilities	27,412	32,683	32,958
Other liabilities	271,324	273,601	243,258
Deferred income taxes	—	3,490	13,812
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,239	1,239
Additional paid-in capital	952,522	951,726	949,846
Accumulated other comprehensive loss	(29,768)	(31,059)	(12,809)
Retained earnings	4,407,532	4,556,494	4,492,511
Less treasury stock, at cost	(3,950,697)	(3,855,141)	(3,818,404)

Total stockholders’ equity	1,380,829	1,623,259	1,612,383

Total liabilities and stockholders’ equity	$3,305,989	$3,430,257	$3,800,063

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$1,024,899	$1,388,310	$2,730,598	$4,280,614
Service charges and other income	27,213	35,349	88,273	99,825

	1,052,112	1,423,659	2,818,871	4,380,439

Cost of sales	658,684	926,782	1,987,000	2,886,563
Selling, general and administrative expenses	318,218	418,149	875,726	1,232,434
Depreciation and amortization	53,377	56,143	155,229	162,890
Rentals	5,115	5,927	16,304	18,254
Interest and debt expense, net	12,162	11,536	37,305	35,021
Other expense	2,105	1,916	6,313	5,750
Loss (gain) on disposal of assets	2,221	304	2,235	(11,996)

Income (loss) before income taxes	230	2,902	(261,241)	51,523
Income taxes (benefit)	(31,620)	(2,560)	(122,550)	8,130

Net income (loss)	$31,850	$5,462	$(138,691)	$43,393

Earnings (loss) per share:
Basic and diluted	$1.43	$0.22	$(6.05)	$1.69

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$31,850	$5,462	$(138,691)	$43,393
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $138, $0, $414, and $0, respectively)	430	—	1,291	—

Comprehensive income (loss)	$32,280	$5,462	$(137,400)	$43,393

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended October 31, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, August 1, 2020	$1,240	$952,522	$(30,198)	$4,378,988	$(3,931,238)	$1,371,314
Net income	—	—	—	31,850	—	31,850
Other comprehensive income	—	—	430	—	—	430
Purchase of 645,284 shares of treasury stock	—	—	—	—	(19,459)	(19,459)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,306)	—	(3,306)
Balance, October 31, 2020	$1,240	$952,522	$(29,768)	$4,407,532	$(3,950,697)	$1,380,829

	Three Months Ended November 2, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, August 3, 2019	$1,239	$949,846	$(12,809)	$4,490,759	$(3,783,191)	$1,645,844
Net income	—	—	—	5,462	—	5,462
Purchase of 600,479 shares of treasury stock	—	—	—	—	(35,213)	(35,213)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,710)	—	(3,710)
Balance, November 2, 2019	$1,239	$949,846	$(12,809)	$4,492,511	$(3,818,404)	$1,612,383

	Nine Months Ended October 31, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 1, 2020	$1,239	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	(138,691)	—	(138,691)
Other comprehensive income	—	—	1,291	—	—	1,291
Issuance of 32,000 shares under equity plans	1	796	—	—	—	797
Purchase of 2,230,877 shares of treasury stock	—	—	—	—	(95,556)	(95,556)
Cash dividends declared:
Common stock, $0.45 per share	—	—	—	(10,271)	—	(10,271)
Balance, October 31, 2020	$1,240	$952,522	$(29,768)	$4,407,532	$(3,950,697)	$1,380,829

	Nine Months Ended November 2, 2019
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 2, 2019	$1,239	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
Net income	—	—	—	43,393	—	43,393
Issuance of 17,600 shares under equity plans	—	1,011	—	—	—	1,011
Purchase of 1,665,222 shares of treasury stock	—	—	—	—	(101,514)	(101,514)
Cash dividends declared:
Common stock, $0.35 per share	—	—	—	(8,888)	—	(8,888)
Balance, November 2, 2019	$1,239	$949,846	$(12,809)	$4,492,511	$(3,818,404)	$1,612,383

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Operating activities:
Net (loss) income	$(138,691)	$43,393
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and other deferred cost	157,335	164,373
Loss (gain) on disposal of assets	2,235	(11,996)
Proceeds from insurance	8,659	397
Changes in operating assets and liabilities:
Decrease in accounts receivable	17,754	1,612
Increase in merchandise inventories	(80,257)	(441,563)
Increase in other current assets	(13,680)	(2,015)
Decrease (increase) in other assets	456	(8,404)
Increase in trade accounts payable and accrued expenses and other liabilities	145,745	286,322
Decrease in income taxes	(162,494)	(9,135)

Net cash (used in) provided by operating activities	(62,938)	22,984

Investing activities:
Purchases of property and equipment and capitalized software	(52,100)	(70,915)
Proceeds from disposal of assets	1,533	22,031
Distribution from joint venture	215	1,350

Net cash used in investing activities	(50,352)	(47,534)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(885)	(703)
Issuance cost of line of credit	(3,230)	—
Increase in short-term borrowings	15,000	98,600
Cash dividends paid	(10,669)	(7,810)
Purchase of treasury stock	(102,879)	(101,514)

Net cash used in financing activities	(102,663)	(11,427)

Decrease in cash, cash equivalents and restricted cash	(215,953)	(35,977)
Cash, cash equivalents and restricted cash, beginning of period	277,077	123,509

Cash, cash equivalents and restricted cash, end of period	$61,124	$87,532

Non-cash transactions:
Accrued capital expenditures	$6,038	$9,573
Stock awards	797	1,011
Lease assets obtained in exchange for new operating lease liabilities	4,084	4,601

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.         Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021 due to, among other factors, the seasonal nature of the business and the COVID-19 pandemic.

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

(in thousands)	October 31, 2020	November 2, 2019
Cash and cash equivalents	$61,124	$79,065
Restricted cash	—	8,467
Total cash, cash equivalents and restricted cash	$61,124	$87,532

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

The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all brick-and-mortar store locations were temporarily closed to the public. The Company began re-opening stores on May 5, 2020, and by June 2, 2020, all stores had been re-opened using the Centers for Disease Control and Prevention ("CDC") guidelines to promote a safe environment for our customers and employees. All stores are currently open and operating at reduced hours. A very small number of our locations were temporarily closed to in-store shopping due to government mandate. Other local mandates throughout the country require occupancy limits with which we are required to comply. We continue to monitor additional local government orders that may affect our operations.

As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under its revolving credit agreement, which was repaid concurrent with the execution of the amended credit agreement. At October 31, 2020, borrowings of $15.0 million were outstanding, and letters of credit totaling $21.1 million were issued under the amended credit agreement leaving unutilized availability under the facility of $763.9 million. See Note 7, Revolving Credit Agreement, for additional information.

We assess the impairment of long-lived assets, primarily fixed assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluated the effects of the COVID-19 pandemic on our business and determined that as of October 31, 2020, the carrying values of our property and equipment and operating lease assets were recoverable. Accordingly, no impairment charge was recorded for the nine months ended October 31, 2020. We will continue to monitor these factors and the impact of the COVID-19 pandemic on future periods and continue to assess these assets for impairment as needed.

Note 2.  Accounting Standards

Recently Issued Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Retail operations segment
Cosmetics	14%	14%	14%	13%
Ladies’ apparel	20	23	21	24
Ladies’ accessories and lingerie	15	14	15	15
Juniors’ and children’s apparel	10	10	10	10
Men’s apparel and accessories	18	17	18	17
Shoes	16	15	15	15
Home and furniture	4	3	4	3
	97	96	97	97
Construction segment	3	4	3	3
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 31, 2020
Net sales from external customers	$994,588	$30,311	$1,024,899
Gross profit	364,232	1,983	366,215
Depreciation and amortization	53,290	87	53,377
Interest and debt expense (income), net	12,167	(5)	12,162
(Loss) income before income taxes	(232)	462	230
Total assets	3,279,241	26,748	3,305,989

Three Months Ended November 2, 2019
Net sales from external customers	$1,334,205	$54,105	$1,388,310
Gross profit	460,549	979	461,528
Depreciation and amortization	55,963	180	56,143
Interest and debt expense (income), net	11,562	(26)	11,536
Income before income taxes	2,223	679	2,902
Total assets	3,753,211	46,852	3,800,063

Nine Months Ended October 31, 2020
Net sales from external customers	$2,638,831	$91,767	$2,730,598
Gross profit	737,673	5,925	743,598
Depreciation and amortization	154,806	423	155,229
Interest and debt expense (income), net	37,343	(38)	37,305
(Loss) income before income taxes	(262,598)	1,357	(261,241)
Total assets	3,279,241	26,748	3,305,989

Nine Months Ended November 2, 2019
Net sales from external customers	$4,132,890	$147,724	$4,280,614
Gross profit	1,392,057	1,994	1,394,051
Depreciation and amortization	162,364	526	162,890
Interest and debt expense (income), net	35,104	(83)	35,021
Income (loss) before income taxes	52,023	(500)	51,523
Total assets	3,753,211	46,852	3,800,063

Intersegment construction revenues of $4.1 million and $8.2 million for the three months ended October 31, 2020 and November 2, 2019, respectively, and $22.3 million and $22.8 million for the nine months ended October 31, 2020 and November 2, 2019, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	October 31, 2020	February 1, 2020	November 2, 2019	February 2, 2019
Contract liabilities	$54,684	$75,229	$60,742	$72,852

During the nine months ended October 31, 2020 and November 2, 2019, the Company recorded $39.7 million and $45.2 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $75.2 million and $72.9 million, at February 1, 2020 and February 2, 2019, respectively.
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

Construction
(in thousands of dollars)	October 31, 2020	February 1, 2020	November 2, 2019	February 2, 2019
Accounts receivable	$18,689	$28,522	$33,154	$31,867
Costs and estimated earnings in excess of billings on uncompleted contracts	781	2,179	2,479	1,165
Billings in excess of costs and estimated earnings on uncompleted contracts	5,808	5,737	6,800	7,414
During the nine months ended October 31, 2020 and November 2, 2019, the Company recorded $4.9 million and $7.1 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.7 million and $7.4 million at February 1, 2020 and February 2, 2019, respectively.
The remaining performance obligations related to executed construction contracts totaled $97.2 million, $156.5 million and $71.9 million at October 31, 2020, February 1, 2020 and November 2, 2019, respectively.

Note 4. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$31,850	$5,462	$(138,691)	$43,393

Weighted average shares of common stock outstanding	22,264	24,913	22,930	25,604

Basic and diluted earnings (loss) per share	$1.43	$0.22	$(6.05)	$1.69

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended October 31, 2020 and November 2, 2019.

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

At October 31, 2020, letters of credit totaling $21.1 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.4 million and $4.2 million to the Pension Plan during the three and nine months ended October 31, 2020, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.5 million during the remainder of fiscal 2020.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Components of net periodic benefit costs:
Service cost	$1,090	$906	$3,270	$2,716
Interest cost	1,536	1,916	4,608	5,750
Net actuarial loss	568	—	1,705	—
Net periodic benefit costs	$3,194	$2,822	$9,583	$8,466

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

Concurrent with the signing of the amended credit facility, the Company repaid the $779 million borrowed on March 25, 2020 under the previous agreement. Additionally, the Company paid $3.2 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheets.

At October 31, 2020, $15.0 million of borrowings were outstanding, and letters of credit totaling $21.1 million were issued under the amended credit agreement leaving unutilized availability under the credit facility of $763.9 million. The weighted average interest rate under the credit agreement for the borrowings outstanding at October 31, 2020 was 2.75%.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of shares repurchased	$19,459	$35,213	$95,556	$101,514
Number of shares repurchased	645	600	2,231	1,665
Average price per share	$30.16	$58.64	$42.83	$60.96

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  Accordingly, all amounts paid to reacquire these shares were allocated to treasury stock. As of October 31, 2020, $173.1 million of authorization remained under the March 2018 Plan.

Note 9.  Income Taxes

The Company expects to be in a net operating loss position for the fiscal year ending January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35% rather than the current 21%. During the three and nine months ended October 31, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $32.4 million and $64.6 million, respectively, related to the rate differential in the carryback year including its impact on changes in estimates of temporary differences for the current and prior year. Income tax benefit for the three and nine months also included the effects of federal tax credits and state and local income taxes.

During the three and nine months ended November 2, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes which included tax benefits recognized of approximately $2.8 million for amended state income tax return filings and related decreases to accrued state income taxes.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Defined benefit pension plan items
Amortization of actuarial losses	$568	$—	$1,705	$—	Total before tax (1)
	138	—	414	—	Income tax expense
	$430	$—	$1,291	$—	Total net of tax

For fiscal year 2019, there was no amortization of the net loss in AOCL as the net loss did not exceed 10% of the projected benefit obligation.
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Beginning balance	$30,198	$12,809	$31,059	$12,809
Amounts reclassified from AOCL	(430)	—	(1,291)	—
Ending balance	$29,768	$12,809	$29,768	$12,809

Note 12. Leases

The Company leases retail stores, office space and equipment under operating leases. As of October 31, 2020, February 1, 2020 and November 2, 2019, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $40.5 million, $47.9 million and $48.6 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $40.2 million, $47.3 million and $48.2 million, respectively.
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

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Finance lease assets	Property and equipment, net (a)	$353	$670	$776
Operating lease assets	Operating lease assets	40,471	47,924	48,600
Total leased assets		$40,824	$48,594	$49,376

Liabilities
Current
Finance	Current portion of finance lease liabilities	$849	$1,219	$1,148
Operating	Current portion of operating lease liabilities	12,775	14,654	15,250
Noncurrent
Finance	Finance lease liabilities	180	695	1,029
Operating	Operating lease liabilities	27,412	32,683	32,958
Total lease liabilities		$41,216	$49,251	$50,385
(a) Finance lease assets are recorded net of accumulated amortization of $14.2 million, $13.9 million and $13.8 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively.

Lease Cost		Three Months Ended		Nine Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost (a)	Rentals	$5,115	$5,927	$16,304	$18,254
Finance lease cost
Amortization of leased assets	Depreciation and amortization	106	106	317	317
Interest on lease liabilities	Interest and debt expense, net	44	109	186	367
Net lease cost		$5,265	$6,142	$16,807	$18,938

(a) Includes short term lease costs of $0.5 million and $0.8 million for the three months ended and $1.5 million and $2.5 million for the nine months ended October 31, 2020 and November 2, 2019, respectively, and variable lease costs of $0.4 million and $0.3 million for the three months ended and $1.1 million and $1.0 million for the nine months ended October 31, 2020 and November 2, 2019, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2020 (excluding the nine months ended October 31, 2020)	$3,550	$357	$3,907
2021	14,154	726	14,880
2022	7,811	—	7,811
2023	4,496	—	4,496
2024	3,714	—	3,714
After 2024	15,916	—	15,916
Total minimum lease payments	49,641	1,083	50,724
Less amount representing interest	(9,454)	(54)	(9,508)
Present value of lease liabilities	$40,187	$1,029	$41,216

Lease Term and Discount Rate

October 31, 2020
Weighted-average remaining lease term
Operating leases	6.3 years
Finance leases	1.1 years
Weighted-average discount rate
Operating leases	6.6%
Finance leases	10.4%

Other Information

	Nine Months Ended
(in thousands of dollars)	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,490	$15,060
Operating cash flows from finance leases	186	367
Financing cash flows from finance leases	885	703

Lease assets obtained in exchange for new operating lease liabilities	$4,084	$4,601

Note 13. Loss (Gain) on Disposal of Assets

During the three months ended October 31, 2020, the Company recorded proceeds of $1.5 million primarily from the sale of one store property, resulting in a loss of $2.2 million that was recorded in loss (gain) on disposal of assets.

During the three months ended November 2, 2019, the Company recorded a loss of $0.3 million primarily from the sale of one store property that was recorded in loss (gain) on disposal of assets.

During the nine months ended November 2, 2019, the Company recorded proceeds of $22.0 million primarily from the sale of three store properties, resulting in a gain of $12.0 million that was recorded in loss (gain) on disposal of assets.

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

The fair value of the Company’s cash, cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at October 31, 2020 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 31, 2020 was approximately $384 million. The carrying value of the Company’s long-term debt at October 31, 2020 was $365.8 million.  The fair value of the Company’s subordinated debentures at October 31, 2020 was approximately $183 million.  The carrying value of the Company’s subordinated debentures at October 31, 2020 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended February 1, 2020.

EXECUTIVE OVERVIEW

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. The COVID-19 pandemic has had and continues to have a significant impact on the Company's business, results of operations and financial position. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all brick-and-mortar store locations were temporarily closed to the public.

During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores:  45 stores on May 5th, 80 stores on May 12th, 115 stores on May 19th and 20th and 8 stores on May 26th. All Dillard’s store locations had been re-opened by June 2, 2020 using the Centers for Disease Control and Prevention ("CDC") guidelines to promote a safe environment for our customers and employees. All stores are currently open and operating at reduced hours. A very small number of our locations were temporarily closed to in-store shopping due to government mandate. Other local mandates throughout the country require occupancy limits with which we are required to comply. We continue to monitor additional local government orders that may affect our operations.

During the three months ended October 31, 2020, total retail sales decreased approximately 25% and comparable store sales decreased approximately 24% compared to the three months ended November 2, 2019. Retail gross margin increased 210 basis points of sales to 36.6% during the three months ended October 31, 2020 compared to 34.5% during the three months ended November 2, 2019, primarily due to lower markdowns. The Company was able to reduce inventory by approximately 22% compared to the prior year third quarter by reducing purchases approximately 31%. Selling, general and administrative expenses decreased to $318.2 million compared to $418.1 million from the prior year third quarter primarily due to decreases in payroll expense partially as a result of the Company's reduced operating hours. The Company reported net income of $31.9 million ($1.43 per share) compared to net income of $5.5 million ($0.22 per share) for the prior year third quarter.

The Company expects to be in a net operating loss position for fiscal year 2020. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the tax rate was 35%. Included in net income for the quarter ended October 31, 2020 is a net tax benefit of $32.4 million ($1.46 per share) related to this provision. Also included in net income for the quarter is a pretax loss of $2.2 million ($1.4 million after tax or $0.06 per share) primarily related to the sale of a store property.

Included in net income for the quarter ended November 2, 2019 is a pretax loss on disposal of assets of $0.3 million ($0.2 million after tax or $0.01 per share) related to the sale of a store property. Also included in net income for the quarter is $2.8 million ($0.11 per share) in tax benefits related to amended state tax return filings.

During the three months ended October 31, 2020, the Company purchased $19.5 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of October 31, 2020, authorization of $173.1 million remained under the March 2018 Plan.

As of October 31, 2020, the Company had working capital of $767.0 million (including cash and cash equivalents of $61.1 million) and $580.8 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities. Cash flows used in operating activities were $62.9 million for the nine months ended October 31, 2020.

The Company maintained 282 Dillard's stores, including 32 clearance centers, and an internet store at October 31, 2020.

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

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 31, 2020	November 2, 2019
Net sales (in millions)	$1,024.9	$1,388.3
Retail stores sales trend	(25)%	(1)%
Comparable retail stores sales trend	(24)%	—%
Gross profit (in millions)	$366.2	$461.5
Gross profit as a percentage of net sales	35.7%	33.2%
Retail gross profit as a percentage of net sales	36.6%	34.5%
Selling, general and administrative expenses as a percentage of net sales	31.0%	30.1%
Cash flow (used in) provided by operations (in millions)*	$(62.9)	$23.0
Total retail store count at end of period	282	289
Retail sales per square foot	$21	$28
Retail store inventory trend	(22)%	(4)%
Annualized retail merchandise inventory turnover	1.8	2.0
*Cash flow from operations data is for the nine months ended October 31, 2020 and November 2, 2019.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.7	2.5	3.2	2.3

	102.7	102.5	103.2	102.3

Cost of sales	64.3	66.8	72.8	67.4
Selling, general and administrative expenses	31.0	30.1	32.1	28.8
Depreciation and amortization	5.2	4.0	5.7	3.8
Rentals	0.5	0.4	0.6	0.4
Interest and debt expense, net	1.2	0.8	1.4	0.8
Other expense	0.2	0.1	0.2	0.1
Loss (gain) on disposal of assets	0.2	—	0.1	(0.3)

Income (loss) before income taxes	—	0.2	(9.6)	1.2
Income taxes (benefit)	(3.1)	(0.2)	(4.5)	0.2

Net income (loss)	3.1%	0.4%	(5.1)%	1.0%

Net Sales

	Three Months Ended
(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change
Net sales:
Retail operations segment	$994,588	$1,334,205	$(339,617)
Construction segment	30,311	54,105	(23,794)
Total net sales	$1,024,899	$1,388,310	$(363,411)

The percent change in the Company’s sales by segment and product category for the three months ended October 31, 2020 compared to the three months ended November 2, 2019 as well as the sales percentage by segment and product category to total net sales for the three months ended October 31, 2020 are as follows:

	% Change 2020 - 2019	% of Net Sales
Retail operations segment
Cosmetics	(20.4)%	14%
Ladies’ apparel	(38.3)	20
Ladies’ accessories and lingerie	(15.9)	15
Juniors’ and children’s apparel	(24.4)	10
Men’s apparel and accessories	(24.7)	18
Shoes	(25.2)	16
Home and furniture	(3.5)	4
		97
Construction segment	(44.0)	3
Total		100%

Net sales from the retail operations segment decreased $339.6 million during the three months ended October 31, 2020 compared to the three months ended November 2, 2019, decreasing approximately 25% in total and approximately 24% in comparable stores, primarily due to the impact of the COVID-19 pandemic. Sales in all product categories decreased significantly over the third quarter last year with the exception of home and furniture, which decreased moderately.

We recorded a return asset of $7.5 million and $11.1 million and an allowance for sales returns of $12.5 million and $17.8 million as of October 31, 2020 and November 2, 2019, respectively.

During the three months ended October 31, 2020, net sales from the construction segment decreased $23.8 million or 44.0% compared to the three months ended November 2, 2019 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $97.2 million as of October 31, 2020 decreasing approximately 38% from February 1, 2020 and increasing approximately 35% from November 2, 2019, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Nine Months Ended
(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change
Net sales:
Retail operations segment	$2,638,831	$4,132,890	$(1,494,059)
Construction segment	91,767	147,724	(55,957)
Total net sales	$2,730,598	$4,280,614	$(1,550,016)

The percent change in the Company’s sales by segment and product category for the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 31, 2020 are as follows:

	% Change 2020 - 2019	% of Net Sales
Retail operations segment
Cosmetics	(30.2)%	14%
Ladies’ apparel	(45.4)	21
Ladies’ accessories and lingerie	(31.3)	15
Juniors’ and children’s apparel	(35.7)	10
Men’s apparel and accessories	(34.2)	18
Shoes	(37.4)	15
Home and furniture	(19.7)	4
		97
Construction segment	(37.9)	3
Total		100%

Net sales from the retail operations segment decreased $1.5 billion, or approximately 36% during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019 primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the period due to the temporary closure of its brick-and-mortar stores as well as the interdependence between in-store and online sales. Sales in all product categories decreased significantly during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019.

During the nine months ended October 31, 2020, net sales from the construction segment decreased $56.0 million or approximately 38% compared to the nine months ended November 2, 2019 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	$ Change 2020-2019	$ Change 2020-2019
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$16,472	$23,879	$51,958	$66,219	$(7,407)	$(14,261)
Shipping and handling income	7,917	6,670	28,140	18,908	1,247	9,232
Leased department income	212	993	1,075	3,202	(781)	(2,127)
Other	2,562	2,482	6,600	8,604	80	(2,004)
	27,163	34,024	87,773	96,933	(6,861)	(9,160)
Construction segment	50	1,325	500	2,892	(1,275)	(2,392)
Total service charges and other income	$27,213	$35,349	$88,273	$99,825	$(8,136)	$(11,552)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased during the three and nine months ended October 31, 2020 compared to the three and nine months ended November 2, 2019 primarily due to decreases in finance charges. Shipping and handling income increased during the three and nine months ended October 31, 2020 compared to the three and nine months ended November 2, 2019 primarily due to the increase in online orders and ship-from-store capabilities.

Leased department income consisted primarily of commissions from a principal licensed department of an upscale women's apparel vendor located in certain stores. By the end of July 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.

Gross Profit

(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$364,232	$460,549	$(96,317)	(20.9)%
Construction segment	1,983	979	1,004	102.6
Total gross profit	$366,215	$461,528	$(95,313)	(20.7)%

Nine months ended
Retail operations segment	$737,673	$1,392,057	$(654,384)	(47.0)%
Construction segment	5,925	1,994	3,931	197.1
Total gross profit	$743,598	$1,394,051	$(650,453)	(46.7)%

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gross profit as a percentage of segment net sales:
Retail operations segment	36.6%	34.5%	28.0%	33.7%
Construction segment	6.5	1.8	6.5	1.3
Total gross profit as a percentage of net sales	35.7	33.2	27.2	32.6

Gross profit, as a percentage of sales, increased to 35.7% from 33.2% during the three months ended October 31, 2020 compared to the three months ended November 2, 2019, respectively.

Gross profit from retail operations, as a percentage of sales, increased to 36.6% from 34.5% during the three months ended October 31, 2020 compared to the three months ended November 2, 2019 primarily due to decreased markdowns. Gross margin increased significantly in ladies' accessories and lingerie and home and furniture. Gross margin increased moderately in ladies' apparel, men's apparel and accessories, junior's and children's apparel and shoes. Gross margin was essentially flat in cosmetics.

Gross profit from the construction segment increased 473 basis points of construction sales for the three months ended October 31, 2020 compared to the three months ended November 2, 2019, respectively.

Gross profit, as a percentage of sales, decreased to 27.2% from 32.6% during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019.

Gross profit from retail operations, as a percentage of sales, decreased to 28.0% from 33.7% during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019 primarily due to increased markdowns taken as a result of the impact of the COVID-19 pandemic. Gross margin decreased significantly in ladies' apparel and shoes. Gross margin decreased moderately in men's apparel and accessories and junior's and children's apparel, while decreasing slightly in cosmetics. Gross margin increased moderately in ladies' accessories and lingerie, while increasing significantly in home and furniture.

Gross profit from the construction segment increased 511 basis points of construction sales for the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019, respectively.

Inventory decreased 22% in total as of October 31, 2020 compared to November 2, 2019.  A 1% change in the dollar amount of markdowns would have impacted the net loss by approximately $1 million and $5 million for the three and nine months ended October 31, 2020, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$316,738	$416,707	$(99,969)	(24.0)%
Construction segment	1,480	1,442	38	2.6
Total SG&A	$318,218	$418,149	$(99,931)	(23.9)%

Nine months ended
Retail operations segment	$871,096	$1,227,588	$(356,492)	(29.0)%
Construction segment	4,630	4,846	(216)	(4.5)
Total SG&A	$875,726	$1,232,434	$(356,708)	(28.9)%

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
SG&A as a percentage of segment net sales:
Retail operations segment	31.8%	31.2%	33.0%	29.7%
Construction segment	4.9	2.7	5.0	3.3
Total SG&A as a percentage of net sales	31.0	30.1	32.1	28.8

SG&A decreased by $99.9 million and increased 93 basis points of net sales during the three months ended October 31, 2020 compared to the three months ended November 2, 2019.  SG&A from retail operations decreased by $100.0 million and increased 62 basis points of net sales during the three months ended October 31, 2020 compared to the three months ended November 2, 2019. The decrease in SG&A dollars was realized across all SG&A categories; however, it was primarily due to decreases in payroll expense. Payroll expense and related payroll taxes for the three months ended October 31, 2020 was $207.5 million compared to $288.6 million for the three months ended November 2, 2019, a decline of 28.1%, which was driven by retail store locations operating at reduced hours, which required fewer sales associates.

SG&A decreased by $356.7 million and increased 328 basis points of net sales during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019. SG&A from retail operations decreased by $356.5 million and increased 331 basis points of net sales during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019. The decrease in SG&A dollars was realized across all SG&A categories; however, the decrease was primarily due to decreases in payroll expense.

Payroll expense and related payroll taxes for the nine months ended October 31, 2020 was $560.1 million compared to $854.0 million for the nine months ended November 2, 2019, a decline of 34.4%. The Company furloughed store associates as stores closed due to the COVID-19 pandemic, and furlough actions were also implemented in certain corporate and support facility functions. Stores then re-opened at reduced operating hours, requiring fewer sales associates. During the nine months ended October 31, 2020, the Company was also able to reduce payroll expense and related benefits by $6.1 million through the employee retention credit available under the CARES Act.

Depreciation and Amortization

(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$53,290	$55,963	$(2,673)	(4.8)%
Construction segment	87	180	(93)	(51.7)
Total depreciation and amortization	$53,377	$56,143	$(2,766)	(4.9)%

Nine months ended
Retail operations segment	$154,806	$162,364	$(7,558)	(4.7)%
Construction segment	423	526	(103)	(19.6)
Total depreciation and amortization	$155,229	$162,890	$(7,661)	(4.7)%

Depreciation and amortization expense decreased $2.8 million and $7.7 million during the three and nine months ended October 31, 2020 compared to the three and nine months ended November 2, 2019, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$12,167	$11,562	$605	5.2%
Construction segment	(5)	(26)	21	80.8
Total interest and debt expense, net	$12,162	$11,536	$626	5.4%

Nine months ended
Retail operations segment	$37,343	$35,104	$2,239	6.4%
Construction segment	(38)	(83)	45	54.2
Total interest and debt expense, net	$37,305	$35,021	$2,284	6.5%

Net interest and debt expense increased $0.6 million during the three months ended October 31, 2020 compared to the three ended November 2, 2019 primarily due to an increase in fees associated with the amendment of the credit facility. Net interest and debt expense increased $2.3 million during the nine ended October 31, 2020 compared to the nine months ended November 2, 2019 primarily due to an increase in short term borrowings under the credit facility. Total weighted average debt increased by $10.3 million and $111.8 million during the three and nine months ended October 31, 2020, respectively, compared to the three and nine months ended November 2, 2019 primarily due to the increase of short term borrowings.

Loss (Gain) on Disposal of Assets

(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change
Loss (gain) on disposal of assets:
Three months ended
Retail operations segment	$2,234	$303	$1,931
Construction segment	(13)	1	(14)
Total loss (gain) on disposal of assets	$2,221	$304	$1,917

Nine months ended
Retail operations segment	$2,261	$(11,997)	$14,258
Construction segment	(26)	1	(27)
Total loss (gain) on disposal of assets	$2,235	$(11,996)	$14,231

During the three and nine months ended October 31, 2020, the Company recorded proceeds of $1.5 million primarily from the sale of one store property, resulting in a loss of $2.2 million that was recorded in loss (gain) on disposal of assets.

During the three months ended November 2, 2019, the Company recorded a loss of $0.3 million primarily from the sale of one store property. that was recorded in loss (gain) on disposal of assets.

During the nine months ended November 2, 2019, the Company recorded proceeds of $22.0 million primarily from the sale of three store properties, resulting in a gain of $12.0 million that was recorded in loss (gain) on disposal of assets.

Income Taxes

The Company expects to be in a net operating loss position for the fiscal year. The CARES Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35% rather than the current 21%. The Company’s estimated federal and state effective income tax rate was approximately 46.9% for the nine months ended October 31, 2020. During the three and nine months ended October 31, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $32.4 million and $64.6 million, respectively, related to the rate differential in the carryback year including its impact on changes in estimates of temporary differences for the current and prior year. Income tax benefit for the three and nine months also included the effects of federal tax credits and state and local income taxes.

The Company’s estimated federal and state effective income tax rate was approximately -88.2% and 15.8% for the three and nine months ended November 2, 2019, respectively. During the three and nine months ended November 2, 2019, income taxes differed from what would be computed using the statutory federal tax rate primarily due to the effects of federal tax credits and state and local income taxes which included tax benefits recognized of approximately $2.8 million for amended state income tax return filings and related decreases to accrued state income taxes.

Due to uncertainty relating to the impacts of COVID-19 on the Company’s business operations, the Company is not providing an expected fiscal 2020 federal and state effective income tax rate.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 31, 2020 and November 2, 2019 follows:

	Nine Months Ended
(in thousands of dollars)	October 31, 2020	November 2, 2019	$ Change
Operating Activities	$(62,938)	$22,984	$(85,922)
Investing Activities	(50,352)	(47,534)	(2,818)
Financing Activities	(102,663)	(11,427)	(91,236)
Total Decrease in Cash, Cash Equivalents and Restricted Cash	$(215,953)	$(35,977)	$(179,976)

Net cash flows from operations decreased $85.9 million during the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019 due to significant decreases in net income, primarily due to decreases in sales, and changes in working capital.

The Company took a number of actions to enhance liquidity during the nine months ended October 31, 2020 as the COVID-19 pandemic progressed, including the following:

▪Extended vendor payment terms during the first quarter but restored most vendors to standard payment terms by August 1, 2020
▪Canceled, suspended and significantly delayed merchandise shipments
▪Reduced merchandise purchases during the first, second and third quarters by 33%, 62% and 31%, respectively
▪Reviewed and reduced discretionary operating and capital expenditures
▪Reduced payroll expense
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

The Company received income of $52.0 million and $66.2 million from the Wells Fargo Alliance during the nine months ended October 31, 2020 and November 2, 2019, respectively. The Company is unable to quantify the impact of the COVID-19 pandemic on the portfolio's earnings and the on-going cash compensation from the Wells Fargo Alliance.

During the nine months ended October 31, 2020, the Company received proceeds from insurance of $8.7 million for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $52.1 million and $70.9 million for the nine months ended October 31, 2020 and November 2, 2019, respectively. The capital expenditures were primarily related to equipment purchases and the remodeling of existing stores during the current year.

During the nine months ended October 31, 2020, the Company received cash proceeds of $1.5 million and recorded a related loss of $2.2 million, primarily for the sale of one store property in Slidell, Louisiana.

During the nine months ended November 2, 2019, the Company received cash proceeds of $22.0 million and recorded a related gain of $12.0 million for the sale of three store locations in Boardman, Ohio, Boynton Beach, Florida and Cary, North Carolina. The proceeds from the Cary, North Carolina store sale were being held in escrow for the acquisition of replacement property under a like-kind exchange agreement. The escrow account was administered by an intermediary. Pursuant to the like-

kind exchange agreement, the cash was restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. As of November 2, 2019, the acquisitions of a replacement property had not yet occurred; therefore, the proceeds were classified as restricted cash on the condensed consolidated balance sheet. The proceeds from the Boardman, Ohio store sale were previously held in escrow prior to the acquisition of the replacement property at Columbia Mall in Columbia, Missouri during the third quarter of fiscal 2019.

During the nine months ended October 31, 2020, the Company opened an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). Additionally, the Company replaced a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling 190,000 square feet).

During the nine months ended October 31, 2020, we permanently closed the locations at Central Mall in Lawton, Oklahoma (100,000 square feet); Crossroads Center in Waterloo, Iowa (150,000 square feet); and North Plains Mall in Clovis, New Mexico (62,000 square feet). We announced the upcoming closure of the Paradise Valley Mall location in Phoenix, Arizona (200,000 square feet). We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

The Company had cash on hand of $61.1 million as of October 31, 2020.  As part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement") until the credit agreement was amended in April 2020 (the "amended credit agreement"). After giving effect to the amendment, the amended credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The rate of interest on borrowings under the amended credit agreement is the greater of LIBOR or 1.0% plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. So long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.  The Company paid $3.2 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet.

As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement, which was repaid concurrent with the execution of the amended credit agreement. At October 31, 2020, borrowings of $15.0 million were outstanding, and letters of credit totaling $21.1 million were issued under the amended credit agreement leaving unutilized availability under the credit facility of $763.9 million. The weighted average interest rate under the credit agreement for the borrowings outstanding at October 31, 2020 was 2.75%.

During the nine months ended October 31, 2020, the Company repurchased 2.2 million shares of Class A Common Stock at an average price of $42.83 per share for $95.6 million under the Company's March 2018 Plan. Additionally, the Company paid $7.3 million for share repurchases that had not yet settled but were accrued at February 1, 2020. During the nine months ended November 2, 2019, the Company repurchased 1.7 million shares of Class A Common Stock at an average price of $60.96 per share for $101.5 million under the Company's March 2018 Plan. At October 31, 2020, $173.1 million of authorization remained under the March 2018 Plan. The ultimate disposition of the repurchased stock has not been determined.
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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2020 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, statements concerning share repurchases, statements concerning pension contributions, statements regarding the expected phase out of LIBOR and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended February 1, 2020, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 4, 2020, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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
In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the virus has rapidly spread to other countries around the world, including the United States. In response to the pandemic, national and local governments, including those in the regions in which we operate, have taken various measures to attempt to slow the spread of the virus, including travel bans; prohibitions on group events and large gatherings; extended shutdowns of schools, government offices and certain businesses; curfews and recommendations to practice “social distancing.” Accordingly, the Company began closing its stores on March 19, 2020, and all brick-and-mortar store locations were temporarily closed to the public by April 9, 2020.
The Company had reopened all stores as of June 2, 2020. Stores are operating at reduced hours and implementing certain safety measures to ensure the safety of our customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores and the shopping malls in which our stores are located, which has had, and will likely continue to have a material adverse effect on our business, financial condition and results of operations. All stores are currently open and operating at reduced hours. A very small number of our locations were temporarily closed to in-store shopping due to government mandate. Other local mandates throughout the country require occupancy limits with which we are required to comply. At this time, it is unclear how long these measures may remain in place, what additional measures may be imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic. A recent surge in reported cases and hospitalizations in the U.S. could result in additional mandated business closures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2020 through August 29, 2020	265,985	$26.94	265,985	$185,419,113
August 30, 2020 through October 3, 2020	379,299	32.41	379,299	173,124,594
October 4, 2020 through October 31, 2020	—	—	—	173,124,594
Total	645,284	$30.16	645,284	$173,124,594

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
During the three months ended October 31, 2020, the Company repurchased 0.6 million shares totaling $19.5 million. As of October 31, 2020, $173.1 million of authorization remained under the March 2018 Plan. Reference is made to the discussion in Note 8, Stock Repurchase Program, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	December 4, 2020	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer