Form 10-K
period 2021-01-30
DILLARD'S, INC.
filed 2021-03-29
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Smaller Reporting Company	☐
Non-Accelerated Filer	☐			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2020 was $330,201,451.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2021:

CLASS A COMMON STOCK, $0.01 par value	17,992,832
CLASS B COMMON STOCK, $0.01 par value	3,998,233
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2021 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 30, 2021, we operated 282 Dillard's stores, including 32 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2020	Fiscal 2019	Fiscal 2018
Retail operations segment:
Cosmetics	15%	14%	14%
Ladies' apparel	18	22	22
Ladies' accessories and lingerie	17	15	15
Juniors' and children's apparel	9	9	9
Men's apparel and accessories	18	18	17
Shoes	15	15	15
Home and furniture	5	4	4
	97	97	96
Construction segment	3	3	4
Total	100%	100%	100%
Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments and the impact of COVID-19 on each of the foregoing, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.
We operate retail department stores in 29 states, primarily in the southwest, southeast and midwest regions of the United States. Most of our stores are located in suburban shopping malls and open-air centers. Customers may also purchase our merchandise online at our website, dillards.com, which features online gift registries and a variety of other services.
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
Certain departments in our stores are licensed to independent companies in order to provide high quality service and merchandise where specialization, focus and expertise are critical. The licensed departments vary by store to complement our own merchandising departments. The terms of the license agreements typically range between three and five years with one year renewals and require the licensee to pay for fixtures and to provide their own employees. We regularly evaluate the performance of the licensed departments and require compliance with established customer service guidelines. The principal licensed department was an upscale women's apparel vendor in certain stores. By the end of July 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label credit cards, including credit cards co-branded with American Express (collectively "private label cards") under a long-term marketing and servicing alliance ("Wells Fargo Alliance"). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in November 2024.
We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores or online. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts and advance notice of sale events. Wells Fargo administers the loyalty program that rewards customers for private label card usage.
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
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2020, 2019 and 2018 ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively, and contained 52 weeks each.
Human Capital
As of December 26, 2020, the Company employed approximately 29,000 associates. Approximately 19,000 were full-time (greater than 35 hours per week) associates, 8,000 were part-time (20-35 hours per week) associates and 2,000 were limited status associates (less than 20 hours per week).1 None of our associates are represented by a union.
As a department store chain, the Company employs a wide range of associates, including sales associates, management professionals, maintenance professionals, call center associates, distribution center associates, buyers, advertising and back office personnel. Given the breadth of our employee base, we tailor our human capital management efforts with a view to specific associate populations.
Of the Company’s full-time associates, approximately 90% work in the retail stores. We focus on attracting and retaining excellent associates at the store level by providing compensation and benefits packages that are competitive within the applicable market.
Training and talent development. The Company develops talent by investing in both formalized classroom training, specialized training for our sales management team, ongoing mentorship programs and on-the-job experience. We seek to create an engaged workforce through open door policies and promotion opportunities. The Company’s philosophy is to develop talent and promote from within our organization, thus providing a better customer service model due to a deeper understanding of the overall business and our customers’ expectations. Career paths and opportunities for promotion are
1 For purposes of this section, all figures are based on calendar year 2020.

discussed with associates from the first day of training and on an ongoing basis. As of December 26, 2020, over 60% of the salaried managers at our stores were promoted from hourly store positions.
Diversity and inclusion. The Company has a diverse customer base and seeks to achieve that same diversity in its workforce. As of December 26, 2020, approximately 75% of our store associates were women, and approximately 53% of our store associates were non-white.
In its efforts to promote diversity within our store positions, the Company has developed and made available to store level hiring managers a Diversity and Inclusion training curriculum. In addition, in order to ensure that all qualified candidates are aware of store promotion opportunities, each store posts promotion opportunities for supervisory positions.
Available Information
The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") and should not be considered to be a part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished with the SEC pursuant to Sections 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. investor relations website: investor.dillards.com.
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general, has had, and could continue to have, a material adverse effect on our business, financial condition and results of operations.
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
The Company reopened all stores as of June 2, 2020. Stores are operating at reduced hours and implementing certain safety measures to ensure the safety of our customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores and the shopping malls in which our stores are located, which has had, and may continue to have a material adverse effect on our business, financial condition and results of operations. At this time, it is unclear how long these measures may remain in place, what additional measures may be imposed, or if our operations will be restored to the levels that existed prior to the COVID-19 pandemic.
In addition, our business depends on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. COVID-19 significantly impacted economic conditions, resulting in, among other things, unprecedented increases in the number of people seeking jobless benefits and decreased shopping within our sector. Although the instances of COVID-19 transmission within the United States have recently declined, it is difficult to predict when and to what extent consumer demand for the products we sell will return to pre-COVID-19 levels. As a result, even if all of our store locations are fully operational, there can be no guarantee that our revenue will return to its pre-COVID-19 levels.
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

Risks Related to Retail Operations
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
Our business depends on the orderly operation of the process of receiving and distributing merchandise, which relies on adherence to shipping schedules and effective management of distribution or fulfillment centers. Although we believe that our receiving and distribution process is efficient and that we have appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters or other catastrophic events, labor disagreements or other shipping problems may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers.
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
The occurrence of, or threat of, a natural disaster, war, acts of violence, acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic) could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores or directly to customers. As a result of the occurrence of, or threat of, a natural disaster, acts of violence or acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic) in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Consumer Demand
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
Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences and other fashion-related factors.
Our sales and operating results depend in part on our ability to effectively predict and quickly respond to changes in fashion trends and customer preferences. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences at competitive prices. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing fashion trends and customer preferences. If we are unable to successfully predict or respond to changing styles or preferences, we may be faced with lower sales, increased inventories, additional markdowns or promotional sales to dispose of excess or slow-moving inventory and lower gross margins, all of which would have an adverse effect on our business, financial condition and results of operations.
Risks Related to our Brand and Product Offerings
Our failure to protect our reputation could have an adverse effect on our business.
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
Risks Related to Material Sourcing and Supply
Fluctuations in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.
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
The Company and third-party suppliers on whom we rely source a significant portion of the merchandise we sell from foreign countries, which exposes us to certain risks that include political and economic conditions and supply chain disruptions.
Political discourse in the United States continues to focus on ways to discourage corporations in the United States from outsourcing manufacturing and production activities to foreign jurisdictions. Since 2018, the United States has imposed additional tariffs on certain items sourced from foreign countries, including China, and has modified, withdrawn from and renegotiated some of its trade agreements with foreign countries. While recent tariffs and modifications to trade agreements have not resulted in a material impact on our cash flows, financial condition and results of operations, any additional actions, if ultimately enacted, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions and could lead to an increase in the cost of goods and adversely affect our profitability.
Other trade restrictions imposed by the United States government, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could adversely affect our profitability. For example, in Fiscal 2020 and Fiscal 2021, the United States Government took significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including withhold release orders (“WROs") issued by United States Customs and Border Protection (“CBP”). The WROs allow CBP to detain and deny entry of imports suspected of containing cotton from Xinjiang, regardless of the origin of the finished products. This in turn may have an effect on global supply chains, including our own supply chains for cotton-containing products.
Our timely receipt of merchandise in the United States is dependent on an efficient global supply chain. Disruptions in the supply chain could adversely impact our ability to obtain adequate inventory on a timely basis and result in lost sales, increased costs and an overall decrease in our profits. For example, many disruptions in the global transportation network have occurred in Fiscal 2020 and Fiscal 2021 due to the impact of COVID-19 and other factors. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports including our own imports, have experienced and are expected to continue experiencing delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise and additional freight costs.
Moreover, our third-party suppliers in foreign jurisdictions are subject to political and economic uncertainty. As a result, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our suppliers are located, including increased import duties, tariffs, trade restrictions and quotas; human rights concerns; working conditions and other labor rights and conditions; the environmental impact in foreign countries where merchandise is produced and raw materials or products are sourced; adverse foreign government regulations; wars, fears of war, terrorist attacks and organizing activities; adverse fluctuations of foreign currencies; and political unrest. We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the foregoing events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

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
Risks Related to our Long-Term Marketing and Servicing Alliance
Reductions in the income and cash flow from our long-term marketing and servicing alliance related to the private label credit cards could impact operating results and cash flows.
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
The Wells Fargo Alliance expires in November 2024. If, when the Wells Fargo Alliance expires, Wells Fargo is unable or unwilling to renew and continue owning and managing our proprietary credit cards on similar terms and conditions as exist today or we are unable to quickly and adequately contract with a comparable replacement vendor, then our operating results and cash flows could be adversely affected due to a decrease in credit card sales to our cardholding customers and a loss of revenues attributable to payments from Wells Fargo.
We are subject to customer payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.
We accept payments using a variety of methods, including cash, checks, debit cards, credit cards (including the private label credit cards), gift cards and other alternative payment channels. As a result, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems.
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

Risks Related to Information Technology and Information Security Risks
A privacy breach could adversely affect our business, reputation and financial condition.
We receive and store certain personal information about our employees and our customers, including information permitting cashless payments, both in our stores and through our online operations at dillards.com. In addition, our online operations depend upon the secure transmission of confidential information over public networks.
We have a longstanding Information Security Program committed to regular risk assessment and risk mitigation practices surrounding the protection of confidential data. This program includes network segmentation along with identity and access controls around the computer resources that house confidential data as well as encryption and tokenization of credit card data. We continue to evaluate the security environment surrounding the handling and control of our critical data, especially the private data we receive from our customers, and we regularly institute additional measures to help protect us from a potential privacy breach.
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
Legal and Compliance Risks
Litigation with customers, employees and others could harm our reputation and impact operating results.
In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, class-action allegations brought under various consumer protection, employment and privacy and information security laws. Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store or from product defects and to lawsuits filed by patent holders alleging patent infringement. We are also subject to claims filed under our employee stock ownership plan alleging failure to properly manage the plan. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management's attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome.
Risks Related to Construction Operations
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
Risks Related to Employees
The Company depends on its ability to attract and retain quality employees, and failure to do so could adversely affect our ability to execute our business strategy and our operating results.
The Company's business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, changing demographics, prevailing wage rates and current or future minimum wage and healthcare reform legislation. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company's ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company's business and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At January 30, 2021, we operated 282 stores in 29 states totaling approximately 48.0 million square feet of which we owned approximately 43.6 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 30, 2021:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	16	15	—	1	—
California	3	3	—	—	—
Colorado	7	7	—	—	—
Florida	42	38	2	2	—
Georgia	12	9	3	—	—
Iowa	3	3	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	15	14	1	—	—
Missouri	9	6	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	3	2	1	—	—
New Mexico	5	3	2	—	—
Nevada	5	5	—	—	—
Ohio	12	10	2	—	—
Oklahoma	7	6	1	—	—
South Carolina	7	7	—	—	—
Tennessee	10	9	1	—	—
Texas	57	46	7	—	4
Utah	5	5	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	282	246	23	9	4

At January 30, 2021, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12, 13 and 14 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 29, 2021, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
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

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	76	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	71	Director; President	1998	Brother of William Dillard, II
Mike Dillard	69	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	74	Director; Executive Vice President	1998	Sister of William Dillard, II
Chris B. Johnson	49	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts	58	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
William Dillard, III	50	Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	63	Senior Vice President	2015	Sister of William Dillard, II
Dean L. Worley	55	Vice President; General Counsel	2012	None
Brant Musgrave	48	Vice President	2014	None
Mike Litchford (1)	55	Vice President	2016	None
Tom Bolin (2)	58	Vice President	2016	None
Annemarie Jazic (3)	37	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie (4)	37	Vice President	2017	Niece of William Dillard, II
Tony Bolte (5)	62	Vice President	2017	None
James D. Stockman (6)	64	Vice President	2017	None
_______________________________________________________________________________
(1)    Mr. Litchford served as a Regional Vice President of Stores from 2005 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.
(2)    Mr. Bolin served as a Regional Vice President of Stores from 2000 to 2016. In 2016, he was promoted to Corporate Vice President of Stores.
(3)    Mrs. Jazic served as Director of Contemporary Sportswear from 2006 to 2013 and Director of Online Experience from 2013 to 2017. In 2017, she was promoted to Vice President of Online Experience.
(4)    Mrs. Lucie served as a Divisional Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2010 to 2014 and served as a General Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2014 to 2017. In 2017, she was promoted to Corporate Vice President of Ladies', Juniors' and Children's Exclusive Brands.
(5)    Mr. Bolte served as Vice President of Logistics from 2007 to 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics.
(6)     Mr. Stockman served as General Merchandise Manager of Exclusive Brands from 2004 to 2017. In 2017, he was promoted to Corporate Vice President of Ladies' Apparel.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
While the Company currently expects to continue paying quarterly cash dividends during fiscal 2021, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of February 27, 2021, there were 2,450 holders of record of the Company's Class A Common Stock and 5 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock
There were no issuer purchases of equity securities during the fourth quarter of fiscal 2020.
In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Stock Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The repurchase plan has no expiration date. There was $173.1 million in remaining availability pursuant to the March 2018 Stock Plan as of January 30, 2021.
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

Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index, the Dow Jones U.S. Apparel Retailers Index and the Standard & Poor's 500 Department Stores Index for each of the last five fiscal years to the extent available. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 29, 2016 (the last trading day prior to the start of fiscal 2016) and assumes reinvestment of dividends.
Our fiscal 2019 Annual Report on Form 10-K included a comparison of the 5-year cumulative total return of the Company's Class A Common Stock with the Standard & Poor's 500 Index and the Standard & Poor's 500 Department Stores Index. The Standard & Poor's 500 Department Stores Index was discontinued in September 2020. The Company has chosen to replace it with the Dow Jones U.S. Apparel Retailers Index.
The table below the graph shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index, the Dow Jones U.S. Apparel Retailers Index and the discontinued Standard & Poor's 500 Department Stores Index (to the extent available) as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
300
200
100
0
Dollars
Base Year
2016
2017
2018
2019
2020
Fiscal Year
Dillard's
S&P 500
DJ US Apparel Retailers
S&P 500 Department Stores

	2016	2017	2018	2019	2020
Dillard's, Inc.	$77.95	$91.37	$94.63	$88.23	$129.67
S&P 500	120.87	148.46	148.37	180.36	211.47
DJ US Apparel Retailers	97.31	108.78	120.28	135.90	145.29
S&P 500 Department Stores	80.66	99.16	104.98	74.40	N/A

ITEM 6.    SELECTED FINANCIAL DATA.
On November 19, 2020, the SEC adopted certain amendments to Regulation S-K, including the elimination of Item 301 thereof. The final rules became effective on February 10, 2021. The Company has chosen to adopt the recent amendments and omit the disclosure formerly required by Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Dillard's, Inc. operates 282 retail department stores spanning 29 states and an Internet store. The Company also operates a general contractor, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2020 reporting period presented and discussed below ended January 30, 2021 and contained 52 weeks. The fiscal 2019 reporting period presented and discussed below ended February 1, 2020 and contained 52 weeks. The fiscal 2018 reporting period presented below ended February 2, 2019 and contained 52 weeks.
A discussion regarding results of operations and analysis of financial condition for the year ended February 1, 2020, as compared to the year ended February 2, 2019 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 1, 2020.
EXECUTIVE OVERVIEW
Fiscal 2020
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to impact the United States and global economies. The COVID-19 pandemic has had and may continue to have a significant impact on the Company's business and results of operations. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all brick-and-mortar store locations were temporarily closed to the public. Our eCommerce capabilities allowed us to use our closed store locations (with limited staffing) to fill orders from our Internet store.
During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores, and by June 2, 2020, all Dillard’s store locations had been re-opened using the Centers for Disease Control and Prevention ("CDC") guidelines to promote a safe environment for our customers and employees. Following our re-opening, a very small number of our locations were temporarily closed again to in-store shopping due to government mandate. Other local mandates throughout the country require occupancy limits with which we are required to comply. We continue to monitor additional local government orders that may affect our operations. All stores are currently open and operating at reduced hours.
During fiscal 2020, total retail sales decreased approximately 31%. The Company reported no comparable store sales data for the fiscal year due to the temporary COVID-19-related closures of its brick-and-mortar stores during the first and second quarters as well as the interdependence between in-store and online sales. Consolidated gross margin for fiscal 2020 decreased 308 basis points of sales compared to fiscal 2019. Retail gross margin decreased 319 basis points of sales to 29.4% during fiscal 2020 compared to 32.6% during fiscal 2019, primarily due to increased markdowns. The Company was able to reduce inventory by approximately 26% compared to the prior year end, primarily by reducing purchases approximately 37%.
Consolidated selling, general and administrative ("SG&A") expenses decreased to $1.2 billion compared to $1.7 billion from the prior year primarily due to decreases in payroll expense partially as a result of the Company's reduced operating hours. SG&A expenses increased 91 basis points of sales in fiscal 2020 compared to fiscal 2019. Net loss totaled $71.7 million, or $3.16 per share, during fiscal 2020 compared to net income of $111.1 million, or $4.38 per share, in the prior year.
Included in net loss for the 2020 fiscal year is a pretax loss of $2.2 million ($1.4 million after tax or $0.06 per share) primarily related to the sale of a store property and $10.7 million ($8.4 million after tax or $0.37 per share) in asset impairment charges related to certain clearance store locations. Also included in net loss for fiscal year 2020 is a net tax benefit of $45.2 million ($1.99 per share) related to The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, which allows for net operating loss carryback to years in which the federal income tax rate was 35%.
Included in net income for fiscal 2019 is a pretax gain of $20.3 million ($15.8 million after tax or $0.62 per share) primarily related to the sale of six store properties. Also included is $5.1 million ($0.20 per share) in tax benefits related to amended state tax return filings and the Taxpayer Certainty and Disaster Tax Relief Act of 2019.
During fiscal 2020, the Company repurchased $95.6 million, or 2.2 million shares, of Class A Common Stock under the Company's stock repurchase plan, with $173.1 million in authorization remaining under the March 2018 Stock Plan at January 30, 2021.
As of January 30, 2021, we had working capital of $889.1 million (including cash and cash equivalents of $360.3 million) and $565.8 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities, with no scheduled maturities until the end of fiscal 2022. Cash flows provided by operating activities were $252.9 million in fiscal 2020.

Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net sales (in millions)	$4,300.9	$6,203.5	$6,356.1
Gross profit (in millions)	$1,231.8	$1,967.5	$2,064.6
Gross profit as a percentage of net sales	28.6%	31.7%	32.5%
Retail gross profit as a percentage of retail net sales	29.4%	32.6%	33.6%
Selling, general and administrative expenses as a percentage of net sales	28.2%	27.3%	26.6%
Cash flow from operations (in millions)	$252.9	$365.1	$367.3
Total retail store count at end of period	282	285	291
Retail sales per square foot	$90	$127	$127
Retail stores sales trend	(31)%	(2)%	2%	*
Comparable retail store sales trend	**	(1)%	2%	*
Retail store inventory trend	(26)%	(4)%	4%
Retail merchandise inventory turnover	2.0	2.4	2.4
* Based upon the 52 weeks ended February 2, 2019 and the 52 weeks ended February 3, 2018.
** The Company reported no comparable store sales data for the fiscal year due to the temporary COVID-19-related closures of its brick-and-mortar stores during the first and second quarters as well as the interdependence between in-store and online sales.
Trends and Uncertainties
Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.
•Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.
•Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the cost of sales on our consolidated statement of operations will correspondingly rise, thus reducing our net income and cash flow.
•Success of brand—The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.
•Sourcing—Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our merchandise and the speed at which we can respond to customer trends and preferences all have a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.
•Store growth—Our ability to open new stores is dependent upon a number of factors, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weak economic environment. Store growth can be further hindered by mall attrition and subsequent closure of underperforming properties.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to impact the United States and global economies. As a result, during fiscal 2020, we closed all of our brick-and-mortar store locations for varying amounts of time, mostly due to government mandate, negatively impacting the Company's sales and results of operations. While all stores are now open (operating under reduced hours) and vaccines now are available to many Americans, uncertainty remains regarding the duration of the disruption from the COVID-19 pandemic. Accordingly, the related financial impact to fiscal 2021 cannot be reasonably estimated at this time.

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
2021 Guidance
A summary of management's estimates of certain financial measures for fiscal 2021 is shown below:

(in millions of dollars)	Fiscal 2021 Estimated	Fiscal 2020 Actual
Depreciation and amortization	$200	$213
Rentals	21	22
Interest and debt expense, net	42	49
Capital expenditures	130	60
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
Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs.
Loss (gain) on disposal of assets.  Loss (gain) on disposal of assets includes the net gain or loss on the sale or disposal of property and equipment, as well as gains from any insurance proceeds in excess of the cost basis of the insured assets.
Asset impairment and store closing charges. Asset impairment and store closing charges consist of (a) write-downs to fair value of under-performing or held for sale properties and cost method investments and (b) exit costs associated with the closure of certain stores, if any. Exit costs include future rent, taxes and common area maintenance expenses from the time the stores are closed.
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
Merchandise inventory.   All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 96% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 30, 2021 and February 1, 2020, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2020, 2019, or 2018. A 1% change in the dollar amount of markdowns would have impacted net loss by approximately $8 million for fiscal 2020.
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
Revenue recognition.    The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $11.7 million and $18.3 million and return assets of $7.5 million and $12.1 million as of January 30, 2021 and February 1, 2020, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal years 2020, 2019 and 2018.
The Company's share of income under the Wells Fargo Alliance, involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company received income of approximately $79 million, $91 million and $94 million from the alliance in fiscal 2020, 2019 and 2018, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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
Vendor allowances.    The Company receives concessions from vendors through a variety of programs and arrangements, including cooperative advertising, payroll reimbursements and margin maintenance programs.
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
Insurance accruals.    The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $2 million per claim). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 30, 2021 and February 1, 2020, insurance accruals of $37.9 million and $42.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. Adjustments resulting from changes in historical loss trends have helped control expenses during fiscal 2020 and 2019, partially due to Company programs that have helped decrease both the number and cost of claims. These expenses declined further in fiscal 2020 due to temporary store closures, reduced operating hours and decreased associate headcount in response to COVID-19. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net loss by approximately $2 million for fiscal 2020.
Long-lived assets.    The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
•Significant changes in the manner of our use of assets or the strategy for the overall business;
•Significant negative industry or economic trends;
•A current-period operating or cash flow loss combined with a history of operating or cash flow losses; and
•Store closings.
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
The total amount of unrecognized tax benefits as of January 30, 2021 was $5.1 million, of which, $3.3 million would, if recognized, affect the Company's effective tax rate. The total amount of unrecognized tax benefits as of February 1, 2020 was $5.2 million, of which $3.5 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2017 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.

Pension obligations.    The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate decreased to 2.5% as of January 30, 2021 from 2.8% as of February 1, 2020. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $235.8 million is appropriately stated as of January 30, 2021; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $15 million. The Company expects to make a contribution to the pension plan of approximately $6.1 million in fiscal 2021. The Company expects pension expense to be approximately $12.8 million in fiscal 2021 with a liability of $239.7 million at January 29, 2022.

RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 30, 2021		February 1, 2020		February 2, 2019
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$4,300,895	100.0%	$6,203,520	100.0%	$6,356,109	100.0%
Service charges and other income	132,290	3.1	139,691	2.3	147,240	2.3
	4,433,185	103.1	6,343,211	102.3	6,503,349	102.3
Cost of sales	3,069,063	71.4	4,235,978	68.3	4,291,520	67.5
Selling, general and administrative expenses	1,211,483	28.2	1,691,017	27.3	1,691,180	26.6
Depreciation and amortization	213,378	5.0	222,349	3.6	223,815	3.5
Rentals	22,174	0.5	26,375	0.4	28,646	0.5
Interest and debt expense, net	49,108	1.1	46,227	0.7	52,518	0.8
Other expense	8,417	0.2	7,667	0.1	7,660	0.1
Loss (gain) on disposal of assets	2,230	0.1	(20,293)	(0.3)	48	—
Asset impairment and store closing charges	10,736	0.2	—	—	—	—
(Loss) income before income taxes and income on and equity in earnings of joint ventures	(153,404)	(3.6)	133,891	2.2	207,962	3.3
Income taxes (benefit)	(81,750)	(1.9)	22,810	0.4	37,730	0.6
Income on and equity in earnings of joint ventures	—	—	—	—	31	—
Net (loss) income	$(71,654)	(1.7)%	$111,081	1.8%	$170,263	2.7%

Sales

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net sales:
Retail operations segment	$4,160,232	$6,012,170	$6,120,758
Construction segment	140,663	191,350	235,351
Total net sales	$4,300,895	$6,203,520	$6,356,109
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2020-2019	Fiscal 2019-2018
Retail operations segment
Cosmetics	(23.5)%	(2.1)%
Ladies' apparel	(43.5)	(1.8)
Ladies' accessories and lingerie	(25.8)	(4.0)
Juniors' and children's apparel	(30.5)	1.1
Men's apparel and accessories	(29.9)	(0.4)
Shoes	(29.9)	(2.6)
Home and furniture	(13.6)	(1.7)
Construction segment	(26.5)	(18.7)
2020 Compared to 2019
Net sales from the retail operations segment decreased $1.9 billion during fiscal 2020 compared to fiscal 2019, a decrease of 30.8% primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the fiscal year due to the temporary closure of its brick-and-mortar stores as well as the interdependence between in-store and online sales. During fiscal 2020, sales in all product categories decreased significantly.
Net sales from the construction segment decreased $50.7 million or 26.5% during fiscal 2020 as compared to fiscal 2019 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $76.2 million, decreasing approximately 51% from February 1, 2020.
Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal years 2020, 2019 and 2018 was 20.4%, 21.1% and 20.7% of total net sales, respectively.
Service Charges and Other Income

				Dollar Change		Percent Change
(in millions of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020 - 2019	2019 - 2018	2020 - 2019	2019 - 2018
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$78.6	$91.2	$93.6	$(12.6)	$(2.4)	(13.8)%	(2.6)%
Leased department income	1.1	4.6	5.3	(3.5)	(0.7)	(76.1)	(13.2)
Shipping and handling income	39.8	28.3	26.6	11.5	1.7	40.6	6.4
Other	11.6	14.9	16.0	(3.3)	(1.1)	(22.1)	(6.9)
	131.1	139.0	141.5	(7.9)	(2.5)	(5.7)	(1.8)
Construction segment	1.2	0.7	5.7	0.5	(5.0)	71.4	(87.7)
Total	$132.3	$139.7	$147.2	$(7.4)	$(7.5)	(5.3)%	(5.1)%

2020 Compared to 2019
Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased $12.6 million in fiscal 2020 compared to fiscal 2019 primarily due to a decrease in finance charges in 2020. Shipping and handling income increased during fiscal 2020 primarily due to the increase in online orders and ship-from-store capabilities.
Leased department income consisted primarily of commissions from a principal licensed department of an upscale women's apparel vendor located in certain stores. By the end of July 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.
Gross Profit

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Gross profit:
Retail operations segment	$1,223,614	$1,960,255	$2,056,010
Construction segment	8,218	7,287	8,579
Total gross profit	$1,231,832	$1,967,542	$2,064,589
Gross profit as a percentage of segment net sales:
Retail operations segment	29.4%	32.6%	33.6%
Construction segment	5.8	3.8	3.7
Total gross profit as a percentage of net sales	28.6	31.7	32.5
2020 Compared to 2019
Gross profit as a percentage of net sales declined 308 basis points of sales during fiscal 2020 compared to fiscal 2019. Gross profit from retail operations declined 319 basis points of segment net sales during the same periods.
During fiscal 2020, gross margin declined significantly in ladies' apparel, while declining moderately in men's apparel and accessories and shoes. Gross margin declined slightly in junior's and children's apparel and cosmetics. Gross margin increased moderately in ladies' accessories and lingerie, while increasing significantly in home and furniture.
Gross profit from the construction segment increased 203 basis points of segment net sales.
Retail store inventory decreased 26% at January 30, 2021 compared to February 1, 2020.
Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
SG&A:
Retail operations segment	$1,205,394	$1,684,258	$1,682,179
Construction segment	6,089	6,759	9,001
Total SG&A	$1,211,483	$1,691,017	$1,691,180
SG&A as a percentage of segment net sales:
Retail operations segment	29.0%	28.0%	27.5%
Construction segment	4.3	3.5	3.8
Total SG&A as a percentage of net sales	28.2	27.3	26.6
2020 Compared to 2019
SG&A decreased $479.5 million, or 28.4%, during fiscal 2020 compared to fiscal 2019 while increasing 91 basis points of sales due to lack of sales leverage. SG&A for the retail operations segment increased 96 basis points of sales during fiscal 2020 compared to fiscal 2019. The decrease in SG&A dollars was realized across all SG&A categories; however, the decrease was primarily due to decreases in payroll expense.
Payroll expense and related payroll taxes for fiscal 2020 were $788.5 million compared to $1,176.9 million for fiscal 2019, a decline of 33.0%. The Company furloughed store associates as stores temporarily closed due to the COVID-19 pandemic, and furlough actions were also implemented in certain corporate and support facility functions. Stores then re-

opened at reduced operating hours, requiring fewer sales associates. During fiscal 2020, the Company was also able to reduce payroll expense and related benefits by $6.1 million through the employee retention credit available under the CARES Act.
Depreciation and Amortization

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Depreciation and amortization:
Retail operations segment	$212,866	$221,643	$223,175
Construction segment	512	706	640
Total depreciation and amortization	$213,378	$222,349	$223,815
2020 Compared to 2019
Depreciation and amortization expense decreased $9.0 million during fiscal 2020 compared to fiscal 2019, primarily due to the timing and composition of capital expenditures.
Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Interest and debt expense (income), net:
Retail operations segment	$49,154	$46,337	$52,574
Construction segment	(46)	(110)	(56)
Total interest and debt expense, net	$49,108	$46,227	$52,518
2020 Compared to 2019
Net interest and debt expense increased $2.9 million in fiscal 2020 compared to fiscal 2019 primarily due to an increase in short term borrowings under the credit facility, in addition to an increase in fees associated with the amendment to the credit facility in April 2020. Total weighted average debt outstanding during fiscal 2020 increased approximately $71.7 million compared to fiscal 2019, primarily due to the increase in short term borrowings under the credit facility as the Company responded to liquidity pressures resulting from the impact of COVID-19.
Other Expense

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Other expense:
Retail operations segment	$8,417	$7,667	$7,660
Construction segment	—	—	—
Total other expense	$8,417	$7,667	$7,660
2020 Compared to 2019
The interest cost and net actuarial loss components of net periodic benefit costs relating to the Company's nonqualified defined benefit plan are included in other expense, which increased to $8.4 million for fiscal 2020 from $7.7 million for fiscal 2019.
Loss (Gain) on Disposal of Assets

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Loss (gain) on disposal of assets:
Retail operations segment	$2,256	$(20,294)	$53
Construction segment	(26)	1	(5)
Total loss (gain) on disposal of assets	$2,230	$(20,293)	$48
Fiscal 2020
During fiscal 2020, the Company received proceeds of $1.5 million primarily from the sale of one property, resulting in a loss of $2.2 million that was recorded in loss (gain) on disposal of assets.

Fiscal 2019
During fiscal 2019, the Company received proceeds of $30.6 million primarily from the sale of six store properties, resulting in a gain of $20.3 million that was recorded in loss (gain) on disposal of assets.
Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Asset impairment and store closing charges:
Retail operations segment	$10,736	$—	$—
Construction segment	—	—	—
Total asset impairment and store closing charges	$10,736	$—	$—
Fiscal 2020
During fiscal 2020, the Company recorded $10.7 million in asset impairment charges related to certain clearance locations.
Income Taxes
The Company's estimated federal and state effective income tax rate, inclusive of income on and equity in earnings of joint ventures, was 53.3% in fiscal 2020, 17.0% in fiscal 2019, and 18.1% in fiscal 2018. Due to uncertainty relating to the impacts of COVID-19 on the Company’s business operations, the Company is not providing an expected fiscal 2021 federal and state effective income tax rate.

Fiscal 2020

The Company is in a net operating loss position for the fiscal year ending January 30, 2021. The CARES Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than the current 21%. During fiscal 2020, income taxes included tax benefits of approximately $45.2 million related to the rate differential in the carryback year and approximately $0.9 million related to federal tax credits.

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
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020 - 2019	2019 - 2018
Operating Activities	$252,946	$365,074	$367,288	(30.7)%	(0.6)%
Investing Activities	(48,380)	(68,092)	(127,749)	28.9	46.7
Financing Activities	(121,304)	(143,414)	(303,058)	15.4	52.7
Total Cash Provided (Used)	$83,262	$153,568	$(63,519)
Operating Activities
The primary source of the Company's liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 93.8%, 94.8% and 94.1% of total revenues in fiscal 2020, 2019 and 2018, respectively.
Net cash flows from operations decreased $112.1 million during fiscal 2020 compared to fiscal 2019 due to our net loss, primarily due to decreases in sales which were significantly negatively impacted by the COVID-19 pandemic.
In response to the pandemic, the Company took a number of actions during fiscal 2020 to enhance liquidity including the following:
▪    Extended vendor payment terms during the first quarter, with restoration to standard payment terms for most vendors by August 9, 2020
▪    Canceled, suspended and significantly delayed merchandise shipments
▪    Reduced merchandise purchases during the fiscal year by 37%
▪    Reviewed and reduced discretionary operating and capital expenditures
▪    Reduced payroll expense
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
Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in November 2024.
The Company received income of approximately $79 million, $91 million and $94 million from the Wells Fargo Alliance during fiscal 2020, 2019 and 2018, respectively.
During fiscal 2020, the Company received proceeds from insurance of $7.7 million for claims filed for merchandise losses related to storm damage incurred at two stores.
At January 30, 2021, the Company had purchase obligations of $1,083.6 million outstanding for merchandise and store construction commitments, all of which are expected to be paid during fiscal 2021.

Investing Activities
Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.
Capital expenditures decreased $42.9 million for fiscal 2020 compared to fiscal 2019. The decrease in capital expenditures was primarily related to a decrease in the remodeling of existing stores during fiscal 2020. During fiscal 2020, the Company received cash proceeds of $1.5 million and recorded a related loss of $2.2 million, primarily for the sale of one store property in Slidell, Louisiana. During fiscal 2019, the Company received cash proceeds of $30.6 million and recorded a $20.3 million gain, primarily related to the sale of six store locations in Boardman, Ohio, Boynton Beach, Florida, Cary, North Carolina, Mesa, Arizona, Midland, Texas and Council Bluffs, Iowa.
During fiscal 2020, the Company received proceeds from insurance of $6.1 million for claims filed for building losses related to storm damage incurred at two stores.
During fiscal 2020, the Company opened an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). Additionally, the Company replaced a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling 190,000 square feet).
During fiscal 2019, the Company opened an expansion at Killeen Mall in Killeen, Texas, replacing a 70,000 square foot leased facility with a 75,000 square foot owned facility at this dual-anchor location totaling 110,000 square feet. The Company has announced plans to open a new store at Mesa Mall in Grand Junction, Colorado during the Fall of 2021 (105,000 square feet). The Company has also announced plans to open a new store at University Place in Orem, Utah in the Spring of 2022 (160,000 square feet). Both opportunities arose from peer closures at those centers.
During fiscal 2020, we permanently closed the locations at Central Mall in Lawton, Oklahoma (100,000 square feet); Crossroads Center in Waterloo, Iowa (150,000 square feet); and North Plains Mall in Clovis, New Mexico (62,000 square feet). We announced the upcoming closure of the Paradise Valley Mall location in Phoenix, Arizona (200,000 square feet). There were no material costs associated with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.
During fiscal 2019, we closed our locations in Boardman, Ohio (186,000 square feet), Muskogee, Oklahoma (70,000 square feet), Enid, Oklahoma (70,000 square feet), Cary, North Carolina (145,000 square feet), Council Bluffs, Iowa (Clearance Center - 100,000 square feet) and Mesa, Arizona (Clearance Center - 100,000 square feet).
During fiscal 2020, the Company received life insurance proceeds of $4.3 million related to four policies. During fiscal 2019, the Company received life insurance proceeds of $2.4 million related to one policy.
Financing Activities
Our primary source of cash inflows from financing activities is generally our $800 million senior secured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, finance lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities decreased to $121.3 million in fiscal 2020 from $143.4 million in fiscal 2019. This reduction was primarily due to decreases in treasury stock purchases during 2020.
Stock Repurchase.    In March 2018, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("March 2018 Stock Plan").
During fiscal 2020, the Company repurchased 2.2 million shares of Class A Common Stock for $95.6 million at an average price of $42.83 per share. As of January 30, 2021, $173.1 million of authorization remained under the March 2018 Stock Plan.
During fiscal 2019, the Company repurchased 2.2 million shares of Class A Common Stock for $138.3 million (including the accrual of $7.3 million of share repurchases that had not settled as of February 1, 2020) at an average price of $62.88 per share.
The ultimate disposition of the repurchased stock has not been determined.
Revolving Credit Agreement.    The COVID-19 pandemic has had and may continue to have to have a significant impact on the Company's business and results of operations. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all brick-and-mortar store locations were temporarily closed to the public.
To increase our cash position during this crisis and to provide additional financial flexibility, on March 25, 2020, we borrowed the unutilized availability of $779.0 million from our $800 million unsecured revolving credit facility (the "credit agreement"), subject to the terms and covenants under the credit agreement.
In April 2020, the Company amended its credit agreement (the "amended credit agreement"). The amended credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the amended credit agreement, with a $200 million expansion option and matures on August 9, 2022. The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the amended credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is the greater of LIBOR or 1.0% plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. As long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.
Concurrent with the signing of the amended credit agreement, the Company repaid the $779 million borrowed on March 25, 2020. Additionally, the Company paid $3.2 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the consolidated balance sheets.
No borrowings were outstanding at January 30, 2021. Letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the facility of $662.0 million at January 30, 2021. The Company had weighted-average borrowings of $148.6 million, $76.9 million and $85.9 million during fiscal 2020, 2019 and 2018, respectively.
Peak borrowings under our revolving credit facility were $779 million during fiscal 2020.
Long-term Debt.    At January 30, 2021, the Company had $365.8 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.0% to 7.875% with due dates from fiscal 2022 through fiscal 2028.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2021	$—
2022	44.8
2023	—
2024	—
2025	—
During fiscal 2020 and fiscal 2019, the Company made finance lease payments of $1.2 million and $1.0 million, respectively, and no debt matured.
During fiscal 2021, the Company expects to accrue interest expense of $27.3 million on its long-term debt.
Subordinated Debentures.    As of January 30, 2021, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.
During fiscal 2021, the Company expects to accrue interest expense of $15.0 million on its subordinated debentures.

Fiscal 2021 Outlook
Due to ongoing uncertainty relating to the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, our liquidity and net sales may be further impacted if we are unable to appropriately manage our inventory levels and expenses.
The Company expects to finance its operations during fiscal 2021 from cash on hand, cash flows generated from operations and utilization of our revolving credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.
LIBOR

On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Going forward, we intend to work with our lenders to use a suitable alternative reference rate for the credit agreement, the Wells Fargo Alliance and any other applicable agreements. We will continue to monitor, assess and plan for the phase out of LIBOR.
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

COMMERCIAL COMMITMENTS
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$800 million line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	20,958	20,958	—	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$20,958	$20,958	$—	$—	$—
___________________________________

(1)At January 30, 2021, letters of credit totaling $21.0 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the heading "Fiscal 2021 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for fiscal 2021 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements concerning the phase out of LIBOR, statements concerning expectations regarding the payment of dividends, statement regarding future leased department income and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic (including COVID-19) or other public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

	Expected Maturity Date (fiscal year)
(in thousands of dollars)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Long-term debt	$—	$44,800	$—	$—	$—	$321,825	$366,625	$407,653
Average fixed interest rate	—%	7.9%	—%	—%	—%	7.4%	7.5%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$203,120
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $800 million amended credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the amended credit agreement, with a $200 million expansion option. The rate of interest on borrowings is the greater of LIBOR or 1.0% plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. The Company had weighted average borrowings under this facility of $148.6 million during fiscal 2020. Based on the average outstanding balance during fiscal 2020, a 100 basis point change in interest rates would result in an approximate $1.5 million annual change to interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements of the Company and notes thereto required by this item are included in this report beginning on page F-1, which immediately follows the signature page to this report, and are incorporated herein by reference.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2021.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 30, 2021. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2020 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,313,470
Total	—	$—	8,313,470
___________________________________
*    Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

Equity compensation plan	Number of securities available for future issuance
1990 Incentive and Nonqualified Stock Option Plan	5,125,417
1998 Incentive and Nonqualified Stock Option Plan	1,760,905
2000 Incentive and Nonqualified Stock Option Plan	382,705
Dillard's, Inc. Stock Bonus Plan	708,073
Dillard's, Inc. Stock Purchase Plan	193,184
Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan	143,186
8,313,470
There are no non-stockholder approved plans. Balances presented in the table above are as of January 30, 2021.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
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
(a)(3)    Exhibits and Management Compensatory Plans
The "Exhibit Index" beginning on page 41 hereof identifies exhibits incorporated herein by reference or filed with this report.

Exhibit Index

Number	Description
*3(a)
Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992, File No. 1-6140, as amended by Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997, File No. 1-6140).

*3(b)	By-Laws of Dillard's, Inc., as amended (Exhibit 3 to Form 8-K dated as of August 20, 2013, File No. 1-6140).

*4(a)	Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 to Registration Statement File No. 33-21671, Exhibit 4.2 to Registration Statement File No. 33-25114, Exhibit 4(c) to Form 8-K dated September 26, 1990, File No. 1-6140 and Exhibit 4-q to Registration Statement File No. 333-59183).

*4(b)	Description of Securities (Exhibit 4(b) to Form 10-K for the fiscal year ended February 1, 2020, File No. 1-6140).

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard's, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard's, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended April 29, 2017, File No. 1-6140).

*+10(h)	Amended and Restated Dillard's Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

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

*10(l)
Amendment No. 2 to Five-Year Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 4, 2020, File No. 1-6140).

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
ITEM 16. FORM 10-K SUMMARY.
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
Date: March 29, 2021
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

Date: March 29, 2021

INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended January 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Dillard’s, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dillard’s, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates the liability associated with self-insured workers’ compensation and general liability claims using actuarial methods that require consideration of historical loss experience, projected loss development factors, actual payroll and other data. At January 30, 2021, the estimated self-insurance liability was $37.9 million.
We identified the evaluation of self-insurance liabilities as a critical audit matter. There was complexity involved in estimating the ultimate costs to settle the liabilities, which required the use of actuarial specialists to assess the methods and key assumptions, including the selection of paid and reported loss development factors, the selection of initial expected loss estimates, and the weighting of actuarial methods.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of estimating self-insurance liabilities. This included controls related to claims data provided to the actuary used to develop certain key assumptions, as well as the methods and key assumptions included within the Company's actuarial report. We selected a sample of claims and tested key attributes, including amounts and dates of losses and payments. We evaluated (1) the professional qualifications of the Company’s actuaries and actuarial firm, (2) the knowledge, skill, and ability of the Company’s actuaries, and (3) the relationship of the actuaries and actuarial firm to the Company. Furthermore, we involved actuarial professionals with specialized skills and knowledge to assist in evaluating the actuarial methods and key assumptions used in the Company’s analysis, and developing an independent range of estimates of the self-insurance liabilities and comparing the result to the amounts recorded by the Company.
Assessment of impairment triggering events related to long-lived assets
As discussed in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for potential     impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's judgment regarding the existence of impairment indicators is based on market and operational performance at the store unit level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, negative industry or economic trends, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, and store closings. At January 30, 2021, the balance of property and equipment, less accumulated depreciation was $1,289.3 million.
We identified the assessment of impairment triggering events related to long-lived assets as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company's assessment of (1) the impact of current industry and economic trends on stores with a history of cash flow losses, and (2) the duration of cash flow losses used in the identification of triggering events.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of identifying potential triggering events. This included controls related to the Company's assessment of stores with a history of cash flow losses and the duration of cash flow losses used in the identification of triggering events. For certain stores with a history of cash flow losses we evaluated the reasonableness of management's assessment of potential triggering events, including the impact of industry and economic trends and the duration of cash flow losses used, by inspecting supporting documentation, including the Company's plans.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Dallas, Texas
March 29, 2021

Consolidated Balance Sheets
Dollars in Thousands

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$360,339	$277,077
Accounts receivable	36,693	46,160
Merchandise inventories	1,087,763	1,465,007
Federal and state income taxes	118,439	—
Other current assets	58,706	59,838
Total current assets	1,661,940	1,848,082
Property and equipment:
Land and land improvements	51,467	54,067
Buildings and leasehold improvements	3,069,102	3,092,405
Furniture, fixtures and equipment	614,499	615,491
Buildings under construction	5,678	18,385
Buildings and equipment under finance leases	14,556	14,556
Less accumulated depreciation and amortization	(2,466,000)	(2,336,728)
	1,289,302	1,458,176
Operating lease assets	47,612	47,924
Deferred income taxes	23,453	—
Other assets	70,208	76,075
Total assets	$3,092,515	$3,430,257
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$758,363	$892,789
Current portion of finance lease liabilities	695	1,219
Current portion of operating lease liabilities	13,819	14,654
Federal and state income taxes	—	22,158
Total current liabilities	772,877	930,820
Long-term debt	365,849	365,709
Finance lease liabilities	—	695
Operating lease liabilities	33,392	32,683
Other liabilities	279,389	273,601
Deferred income taxes	—	3,490
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A— 119,996,086 and 119,946,571 shares issued; 18,005,006 and 20,186,368 shares outstanding	1,200	1,199
Common stock, Class B (convertible)—4,010,233 and 4,010,401 shares issued and outstanding	40	40
Additional paid-in capital	954,131	951,726
Accumulated other comprehensive loss	(34,935)	(31,059)
Retained earnings	4,471,269	4,556,494
Less treasury stock, at cost, Class A—101,991,080 and 99,760,203 shares	(3,950,697)	(3,855,141)
Total stockholders' equity	1,441,008	1,623,259
Total liabilities and stockholders' equity	$3,092,515	$3,430,257
See notes to consolidated financial statements.

Consolidated Statements of Operations
Dollars in Thousands, Except Per Share Data

	Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$4,300,895	$6,203,520	$6,356,109
Service charges and other income	132,290	139,691	147,240
	4,433,185	6,343,211	6,503,349
Cost of sales	3,069,063	4,235,978	4,291,520
Selling, general and administrative expenses	1,211,483	1,691,017	1,691,180
Depreciation and amortization	213,378	222,349	223,815
Rentals	22,174	26,375	28,646
Interest and debt expense, net	49,108	46,227	52,518
Other expense	8,417	7,667	7,660
Loss (gain) on disposal of assets	2,230	(20,293)	48
Asset impairment and store closing charges	10,736	—	—
(Loss) income before income taxes and income on and equity in earnings of joint ventures	(153,404)	133,891	207,962
Income taxes (benefit)	(81,750)	22,810	37,730
Income on and equity in earnings of joint ventures	—	—	31
Net (loss) income	$(71,654)	$111,081	$170,263
(Loss) earnings per common share:
Basic	$(3.16)	$4.38	$6.23
Diluted	(3.16)	4.38	6.23
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income
Dollars in Thousands

	Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net (loss) income	$(71,654)	$111,081	$170,263
Other comprehensive (loss) income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of ($1,176), ($5,887) and $1,646)	(3,876)	(18,250)	5,177
Comprehensive (loss) income	$(75,530)	$92,831	$175,440
See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Share and Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, February 3, 2018	$1,199	$40	$946,147	$(15,444)	$4,365,219	$(3,589,006)	$1,708,155
Net income	—	—	—	—	170,263	—	170,263
Cumulative effect adjustment related to ASU 2016-16 and 2018-02	—	—	—	(2,542)	(66,574)	—	(69,116)
Other comprehensive income	—	—	—	5,177	—	—	5,177
Issuance of 38,809 shares under stock plans	—	—	2,688	—	—	—	2,688
Purchase of 1,796,908 shares of treasury stock	—	—	—	—	—	(127,884)	(127,884)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	—	(10,902)	—	(10,902)
Balance, February 2, 2019	1,199	40	948,835	(12,809)	4,458,006	(3,716,890)	1,678,381
Net income	—	—	—	—	111,081	—	111,081
Other comprehensive loss	—	—	—	(18,250)	—	—	(18,250)
Issuance of 47,018 shares under stock plans	—	—	2,891	—	—	—	2,891
Purchase of 2,198,779 shares of treasury stock	—	—	—	—	—	(138,251)	(138,251)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	—	(12,593)	—	(12,593)
Balance, February 1, 2020	1,199	40	951,726	(31,059)	4,556,494	(3,855,141)	1,623,259
Net loss	—	—	—	—	(71,654)	—	(71,654)
Other comprehensive loss	—	—	—	(3,876)	—	—	(3,876)
Issuance of 49,347 shares under stock plans	1	—	2,405	—	—	—	2,406
Purchase of 2,230,877 shares of treasury stock	—	—	—	—	—	(95,556)	(95,556)
Cash dividends declared:
Common stock, $0.60 per share	—	—	—	—	(13,571)	—	(13,571)
Balance, January 30, 2021	$1,200	$40	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
   See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Operating activities:
Net (loss) income	$(71,654)	$111,081	$170,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	216,315	224,309	225,849
Deferred income taxes	(23,946)	(5,415)	334
Loss (gain) on disposal of assets	2,230	(20,293)	48
Proceeds from insurance	7,682	397	—
Gain from insurance proceeds	(548)	—	—
Asset impairment and store closing charges	10,736	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,467	3,693	(11,416)
Decrease (increase) in merchandise inventories	377,244	63,410	(64,856)
(Increase) decrease in other current assets	(11,847)	9,554	(17,416)
Increase in other assets	(14)	(1,220)	(10,419)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(123,285)	(25,597)	104,060
(Decrease) increase in income taxes payable	(139,434)	5,155	(29,159)
Net cash provided by operating activities	252,946	365,074	367,288
Investing activities:
Purchase of property and equipment and capitalized software	(60,453)	(103,383)	(137,064)
Proceeds from disposal of assets	1,538	30,580	2,003
Proceeds from insurance	10,320	2,416	3,477
Distribution from joint venture	215	2,295	3,835
Net cash used in investing activities	(48,380)	(68,092)	(127,749)
Financing activities:
Principal payments on long-term debt and finance lease liabilities	(1,219)	(966)	(162,066)
Cash dividends paid	(13,976)	(11,520)	(11,108)
Purchase of treasury stock	(102,879)	(130,928)	(129,884)
Issuance cost of line of credit	(3,230)	—	—
Net cash used in financing activities	(121,304)	(143,414)	(303,058)
Increase (decrease) in cash and cash equivalents	83,262	153,568	(63,519)
Cash and cash equivalents, beginning of year	277,077	123,509	187,028
Cash and cash equivalents, end of year	$360,339	$277,077	$123,509
Non-cash transactions:
Accrued capital expenditures	$6,731	$9,295	$2,597
Stock awards	2,406	2,891	2,688
Accrued purchases of treasury stock	—	7,323	—
Lease assets obtained in exchange for new operating lease liabilities	14,881	7,974	—
 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal years 2020, 2019 and 2018 ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively, and contained 52 weeks each.
Consolidation—The accompanying consolidated financial statements include the accounts of Dillard's, Inc. and its wholly owned subsidiaries (excluding Dillard's Capital Trust I; see Note 7 for more information). Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures are accounted for by the equity method where the Company does not have control.
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
Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 96% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 30, 2021 and February 1, 2020, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2020, 2019 or 2018.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2020, 2019 and 2018 was $0.4 million, $0.4 million and $0.2 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of January 30, 2021 are assets held for sale in the amount of $11.5 million. During fiscal 2020, the Company received cash proceeds of $1.5 million and realized a loss of $2.2 million primarily related to the sale of one store property. During fiscal 2019, the Company received cash proceeds of $30.6 million and realized a gain of $20.3 million primarily related to the sale of six store properties. During fiscal 2018, the Company received cash proceeds of $1.9 million from the sale of a location classified as an asset held for sale.
Depreciation expense on property and equipment was approximately $213 million, $222 million and $224 million for fiscal 2020, 2019 and 2018, respectively.
Long-Lived Assets—Fair value measurements of long-lived assets used in operations are required when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. This analysis is performed at the store unit level. If the carrying value of the related asset exceeds the fair value, the carrying value is reduced to its fair value. Various factors including future sales growth, profit margins and real estate values are included in this analysis. Management believes at this time that the carrying values and useful lives continue to be appropriate.
During fiscal 2020, the Company recorded $10.7 million in asset impairment charges related to certain clearance locations. During fiscal 2019 and 2018, no asset impairment and store closing charges were recorded.
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
Insurance Accruals—The Company's consolidated balance sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company's self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company's historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 30, 2021 and February 1, 2020, insurance accruals of $37.9 million and $42.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.
Operating Leases—The Company leases retail stores, office space and equipment under operating leases. The Company records right-of-use assets and operating lease liabilities for operating leases with lease terms exceeding twelve months. The right-of-use assets are adjusted for lease incentives, including construction allowances and prepaid rent. The Company recognizes minimum rent expense on a straight-line basis over the lease term. Many leases contain contingent rent provisions. Contingent rent is expensed as incurred.
The lease term used for lease evaluation includes renewal option periods only in instances in which the exercise of the option period is reasonably certain.
Revenue Recognition—The Company's retail operations segment recognizes merchandise revenue at the "point of sale". Allowance for sales returns and a return asset are recorded as components of net sales in the period in which the related sales are recorded. Sales taxes collected from customers are excluded from revenue and are recorded in trade accounts payable and accrued expenses until remitted to the taxing authorities.
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label cards under a 10-year agreement ("Wells Fargo Alliance") which expires in November 2024. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. The Company's share of income under the Wells Fargo Alliance is included as a component of service charges and other income. The Company received income of approximately $79 million, $91 million and $94 million from the Wells Fargo Alliance in fiscal 2020, 2019 and 2018, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 30, 2021 and February 1, 2020, gift card liabilities of $58.2 million and $59.0 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $18.4 million, $39.2 million and $40.4 million, net of cooperative advertising reimbursements of $6.4 million, $13.9 million and $15.1 million for fiscal years 2020, 2019 and 2018, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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
Defined Benefit Retirement Plans—The Company's defined benefit retirement plan costs are accounted for using actuarial valuations. The Company recognizes the funded status of its defined benefit pension plans on the consolidated balance sheet and recognizes changes in the funded status that arise during the period but that are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.
Income on and Equity in Earnings of Joint Ventures—Income on and equity in earnings of joint ventures includes the Company's portion of the income or loss of the Company's unconsolidated joint ventures as well as distributions (excluding returns of investments) of excess cash from an open air center joint venture.
Comprehensive (Loss) Income—Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of the net income or loss and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income or loss. One such exclusion is the amortization of retirement plan and other retiree benefit adjustments, which is the only item impacting our accumulated other comprehensive loss.
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2020.
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
Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter- Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is evaluating ASU 2020-04 its impact on its consolidated financial statements. The Company does not expect this update to have a material impact on the Company's financial position, results of operations or cash flow.
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
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2020	Fiscal 2019	Fiscal 2018
Retail operations segment:
Cosmetics	15%	14%	14%
Ladies' apparel	18	22	22
Ladies' accessories and lingerie	17	15	15
Juniors' and children's apparel	9	9	9
Men's apparel and accessories	18	18	17
Shoes	15	15	15
Home and furniture	5	4	4
	97	97	96
Construction segment	3	3	4
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

(in thousands of dollars)	Retail Operations	Fiscal 2020 Construction	Consolidated
Net sales from external customers	$4,160,232	$140,663	$4,300,895
Gross profit	1,223,614	8,218	1,231,832
Depreciation and amortization	212,866	512	213,378
Interest and debt expense (income), net	49,154	(46)	49,108
Asset impairment and store closing costs	10,736	—	10,736
(Loss) income before income taxes and income on and equity in earnings of joint ventures	(156,213)	2,809	(153,404)
Total assets	3,038,987	53,528	3,092,515

(in thousands of dollars)	Retail Operations	Fiscal 2019 Construction	Consolidated
Net sales from external customers	$6,012,170	$191,350	$6,203,520
Gross profit	1,960,255	7,287	1,967,542
Depreciation and amortization	221,643	706	222,349
Interest and debt expense (income), net	46,337	(110)	46,227
Income before income taxes and income on and equity in earnings of joint ventures	133,398	493	133,891
Total assets	3,387,404	42,853	3,430,257

(in thousands of dollars)	Retail Operations	Fiscal 2018 Construction	Consolidated
Net sales from external customers	$6,120,758	$235,351	$6,356,109
Gross profit	2,056,010	8,579	2,064,589
Depreciation and amortization	223,175	640	223,815
Interest and debt expense (income), net	52,574	(56)	52,518
Income before income taxes and income on and equity in earnings of joint ventures	203,330	4,632	207,962
Income on and equity in earnings of joint ventures	31	—	31
Total assets	3,384,277	47,092	3,431,369
Intersegment construction revenues of $26.0 million, $33.6 million and $30.2 million were eliminated during consolidation and have been excluded from net sales for fiscal years 2020, 2019 and 2018, respectively.
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

Retail
(in thousands of dollars)	January 30, 2021	February 1, 2020	February 2, 2019
Contract liabilities	$68,021	$75,229	$72,852

During fiscal 2020 and fiscal 2019, the Company recorded $45.9 million and $53.4 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $75.2 million and $72.9 million, at February 1, 2020 and February 2, 2019, respectively.
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

Construction
(in thousands of dollars)	January 30, 2021	February 1, 2020	February 2, 2019
Accounts receivable	$25,094	$28,522	$31,867
Costs and estimated earnings in excess of billings on uncompleted contracts	450	2,179	1,165
Billings in excess of costs and estimated earnings on uncompleted contracts	4,685	5,737	7,414
During fiscal 2020 and fiscal 2019, the Company recorded $5.5 million and $7.2 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $5.7 million and $7.4 million at February 1, 2020 and February 2, 2019, respectively.

The remaining performance obligations related to executed construction contracts totaled $76.2 million and $156.5 million at January 30, 2021 and February 1, 2020, respectively.
3. Revolving Credit Agreement
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had and may continue to have a significant impact on the Company's business and results of operations. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all brick-and-mortar store locations were temporarily closed to the public.
To increase our cash position during this crisis and to provide additional financial flexibility, on March 25, 2020, we borrowed the unutilized availability of $779.0 million from our $800 million unsecured revolving credit facility (the "credit agreement"), subject to the terms and covenants under the credit agreement.
In April 2020, the Company amended its credit agreement (the "amended credit agreement"). The amended credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The amended credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the amended credit agreement, with a $200 million expansion option and matures on August 9, 2022. The amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the amended credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is the greater of LIBOR or 1.0% plus 1.750%, and the commitment fee for unused borrowings is 0.30% per annum. As long as availability exceeds $100 million and no event of default occurs and is continuing, there are no financial covenant requirements under the amended credit agreement.
Concurrent with the signing of the amended credit agreement, the Company repaid the $779 million borrowed on March 25, 2020. Additionally, the Company paid $3.2 million in issuance costs related to the amended credit agreement, which were recorded in other assets on the consolidated balance sheets.
No borrowings were outstanding at January 30, 2021. Letters of credit totaling $21.0 million were issued under the amended credit agreement leaving unutilized availability under the facility of $662.0 million at January 30, 2021. The Company had weighted-average borrowings of $148.6 million, $76.9 million and $85.9 million during fiscal 2020, 2019 and 2018 respectively.
Peak borrowings under the credit facility were $779 million during fiscal 2020.
4. Long-Term Debt
Long-term debt of $365.8 million and $365.7 million was outstanding at January 30, 2021 and February 1, 2020, respectively. The debt outstanding at January 30, 2021 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.875% and maturing during fiscal 2022 through fiscal 2028. There are no financial covenants under any of the debt agreements.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2021	$—
2022	44.8
2023	—
2024	—
2025	—

Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Interest on long-term debt and subordinated debentures	$41,718	$41,876	$47,742
Revolving credit facility expenses	5,681	4,199	4,504
Amortization of debt expense	1,995	945	977
Interest on finance lease obligations	209	462	321
Investment interest income	(505)	(1,259)	(1,030)
Other interest	10	4	4
	$49,108	$46,227	$52,518
Interest paid during fiscal 2020, 2019 and 2018 was approximately $48.4 million, $42.8 million and $52.9 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 30, 2021	February 1, 2020
Trade accounts payable	$564,501	$713,463
Accrued expenses:
Taxes, other than income	78,163	46,688
Salaries, wages and employee benefits	45,657	58,551
Liability to customers	51,661	55,088
Interest	7,360	7,572
Rent	1,227	2,185
Other	9,794	9,242
	$758,363	$892,789
6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current:
Federal	$(59,839)	$27,684	$34,960
State	2,035	541	2,436
	(57,804)	28,225	37,396
Deferred:
Federal	(19,483)	(5,293)	2,353
State	(4,463)	(122)	(2,019)
	(23,946)	(5,415)	334
	$(81,750)	$22,810	$37,730

The Company is in a net operating loss position for the fiscal year ending January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than the current 21%. During fiscal 2020, income taxes included tax benefits of approximately $45.2 million related to the rate differential in the carryback year. A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate of 21% is presented below:

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Income tax at the statutory federal rate (inclusive of income on and equity in earnings of joint ventures)	$(32,215)	$28,117	$43,679
State income taxes, net of federal benefit (inclusive of income on and equity in earnings of joint ventures)	(5,248)	(2,782)	2,538
Net changes in unrecognized tax benefits, interest and penalties /reserves	37	1,017	(421)
Tax benefit of federal credits	(926)	(5,094)	(4,563)
Changes in cash surrender value of life insurance policies	(373)	(404)	(410)
Changes in valuation allowance	3,328	2,017	(2,039)
Tax benefit of dividends paid to ESOP	(919)	(684)	(621)
Impacts to current and deferred taxes for enacted changes in tax laws and rates	(45,182)	—	(1,521)
Other	(252)	623	1,088
	$(81,750)	$22,810	$37,730

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 30, 2021 and February 1, 2020 are as follows:

(in thousands of dollars)	January 30, 2021	February 1, 2020
Property and equipment basis and depreciation differences	$—	$14,985
Prepaid expenses	42,406	47,181
Joint venture basis differences	6,438	6,512
Differences between book and tax basis of inventory	21,304	22,705
Operating lease assets	10,772	11,323
Other	3,512	3,301
Total deferred tax liabilities	84,432	106,007
Property and equipment bases and depreciation differences	(18,530)	—
Accruals not currently deductible	(63,520)	(79,575)
Operating lease liabilities	(10,819)	(11,184)
Net operating loss carryforwards	(73,164)	(64,270)
State income taxes	(649)	(749)
Other	(386)	(3,715)
Total deferred tax assets	(167,068)	(159,493)
Valuation allowance	59,699	55,671
Net deferred tax assets	(107,369)	(103,822)
Net deferred income taxes	$(22,937)	$2,185

Deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates.

At January 30, 2021, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $73.2 million that could be utilized to reduce the tax liabilities of future years. These carryforwards will expire between fiscal 2021 and 2041. State deferred tax assets were reduced by a valuation allowance of approximately $59.7 million primarily for the net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 30, 2021	February 1, 2020
Net deferred tax assets - deferred income taxes	$(23,453)	$—
Net deferred tax assets - other assets	—	(1,305)
Net deferred tax liabilities - other liabilities	516	—
Net deferred tax liabilities - deferred income taxes	—	3,490
Net deferred income taxes	$(22,937)	$2,185

The total amount of unrecognized tax benefits as of January 30, 2021 was $5.1 million, of which $3.3 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 1, 2020 was $5.2 million, of which $3.5 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Unrecognized tax benefits at beginning of period	$5,191	$2,688	$3,189
Gross increases—tax positions in prior period	245	1,865	37
Gross decreases—tax positions in prior period	(1,381)	(538)	(606)
Gross increases—current period tax positions	1,256	1,453	483
Lapse of statutes of limitation	(253)	(277)	(415)
Unrecognized tax benefits at end of period	$5,058	$5,191	$2,688
The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2017 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2020, 2019 and 2018 were approximately $79.9 million, $15.7 million and $68.4 million, respectively.
7. Subordinated Debentures
At January 30, 2021, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At January 30, 2021, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
The Trust is a variable interest entity and is not consolidated into the Company's financial statements, since the Company is not the primary beneficiary of the Trust.
8. Benefit Plans
The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $19,500 ($26,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee's first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.
The Company incurred benefit plan expense of approximately $15 million for fiscal year 2020 and $19 million for each of fiscal years 2019 and 2018. Benefit plan expenses are included in selling, general and administrative expenses.
The Company has an unfunded, nonqualified defined benefit plan ("Pension Plan") for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the consolidated statements of operations.

The accumulated benefit obligations, change in projected benefit obligation, change in Pension Plan assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

(in thousands of dollars)	January 30, 2021	February 1, 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$223,736	$193,865
Service cost	4,360	3,621
Interest cost	6,143	7,667
Actuarial loss (gain)	7,326	24,137
Benefits paid	(5,735)	(5,554)
Benefit obligation at end of year	$235,830	$223,736
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	5,735	5,554
Benefits paid	(5,735)	(5,554)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(235,830)	$(223,736)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(235,830)	$(223,736)
Net amount recognized	$(235,830)	$(223,736)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$46,069	$41,017
Prior service cost	—	—
Net amount recognized	$46,069	$41,017

Accumulated benefit obligation at end of year	$(231,086)	$(218,277)
The accrued benefit liability is included in other liabilities. At January 30, 2021 and February 1, 2020, the current portion of the accrued benefit liability of $6.0 million and $5.5 million, respectively, is included in trade accounts payable and accrued expenses.
The increase in the benefit obligation from February 1, 2020 to January 30, 2021 was primarily related to the decrease in the discount rate to 2.5% as of January 30, 2021 from 2.8% as of February 1, 2020 which is included in the actuarial loss of $7.3 million.
The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension Index Curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate decreased to 2.5% as of January 30, 2021 from 2.8% as of February 1, 2020. Weighted average assumptions are as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Discount rate—net periodic pension cost	2.8%	4.0%	3.7%
Discount rate—benefit obligations	2.5%	2.8%	4.0%
Rate of compensation increases	2.0%	2.0%	2.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Components of net periodic benefit costs:
Service cost	$4,360	$3,621	$3,687
Interest cost	6,143	7,667	7,131
Net actuarial loss	2,274	—	529
Net periodic benefit costs	$12,777	$11,288	$11,347
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$5,052	$24,137	$(6,823)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive loss (income)	$5,052	$24,137	$(6,823)
Total recognized in net periodic benefit costs and other comprehensive income or loss	$17,829	$35,425	$4,524
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2021	$6,116	*
2022	8,239
2023	8,600
2024	8,887
2025	14,759
2026 - 2030	82,229
Total payments for next ten fiscal years	$128,830
___________________________________
* The estimated benefit payment for fiscal 2021 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2021.
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
During fiscal 2020, the Company issued 168 shares of Class A Common Stock in exchange for 168 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation.
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

The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans. The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cost of shares repurchased	$95,556	$138,251	$127,884
Number of shares repurchased	2,231	2,199	1,797
Average price per share	$42.83	$62.88	$71.17
On March 1, 2018, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("March 2018 Stock Plan"). During fiscal 2018, the Company completed the authorization under the Company's previous stock repurchase plan authorized by the Company's Board of Directors in February 2016 and began share repurchases under the March 2018 Stock Plan. As of January 30, 2021, $173.1 million authorization remained under this stock repurchase plan.
10. Accumulated Other Comprehensive Loss ("AOCL")
Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Details about AOCL Components	Fiscal 2020	Fiscal 2019
Defined benefit pension plan items
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial losses	2,274	—	(1)
	2,274	—	Total before tax
	552	—	Income tax expense
	$1,722	$—	Total net of tax
_____________________________
(1)        These items are included in the computation of net periodic benefit costs. See Note 8 for additional information.
Changes in AOCL

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2020	Fiscal 2019
Beginning balance	$31,059	$12,809

Other comprehensive loss before reclassifications	5,598	18,250
Amounts reclassified from AOCL	(1,722)	—
Net other comprehensive loss	3,876	18,250

Ending balance	$34,935	$31,059

11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.
Earnings per common share has been computed as follows:

	Fiscal 2020		Fiscal 2019		Fiscal 2018
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) earnings available for per-share calculation	$(71,654)	$(71,654)	$111,081	$111,081	$170,263	$170,263
Average shares of common stock outstanding	22,697	22,697	25,364	25,364	27,312	27,312
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	22,697	22,697	25,364	25,364	27,312	27,312
Per share of common stock:
Net (loss) income	$(3.16)	$(3.16)	$4.38	$4.38	$6.23	$6.23

12. Commitments and Contingencies
At January 30, 2021, the Company is committed to incur costs of approximately $0.3 million to acquire, complete and furnish certain stores and equipment.
At January 30, 2021, letters of credit totaling $21.0 million were issued under the Company's $800 million revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

13. Leases

The Company leases retail stores, office space and equipment under operating leases. As of January 30, 2021, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $47.6 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $47.2 million. The impact of the adoption of the new standard was immaterial to our consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders' equity.
In determining our operating lease assets and operating lease liabilities, we apply an incremental borrowing rate to the minimum lease payments within each lease agreement. GAAP requires the use of the rate implicit in the lease whenever that rate is readily determinable; furthermore, if the implicit rate is not readily determinable, a lessee may use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate our specific incremental borrowing rates that align with applicable lease terms, we utilized a model consistent with the credit quality of our outstanding debt instruments.
Renewal options from two to 20 years exist on the majority of leased properties. The Company has sole discretion in exercising the lease renewal options. We do not recognize operating lease assets or operating lease liabilities at lease inception for renewal periods unless it has been determined that we are reasonably certain of exercising the renewal options. The depreciable life of operating lease assets and related leasehold improvements is limited by the expected lease term.
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Consolidated Balance Sheets	January 30, 2021	February 1, 2020
Assets
Finance lease assets	Property and equipment, net (a)	$247	$670
Operating lease assets	Operating lease assets	47,612	47,924
Total leased assets		$47,859	$48,594

Liabilities
Current
Finance	Current portion of finance lease liabilities	$695	$1,219
Operating	Current portion of operating lease liabilities	13,819	14,654
Noncurrent
Finance	Finance lease liabilities	—	695
Operating	Operating lease liabilities	33,392	32,683
Total lease liabilities		$47,906	$49,251
(a) Finance lease assets are recorded net of accumulated amortization of $14.3 million and $13.9 million as of January 30, 2021 and February 1, 2020, respectively.

Lease Cost
(in thousands of dollars)	Classification - Consolidated Statements of Operations	Fiscal 2020	Fiscal 2019	Fiscal 2018
Operating lease cost (a)	Rentals	$22,174	$26,375	$28,646
Finance lease cost
Amortization of leased assets	Depreciation and amortization	423	423	481
Interest on lease liabilities	Interest and debt expense, net	209	462	320
Net lease cost		$22,806	$27,260	$29,447

(a) Includes short term lease costs of $2.0 million and $3.2 million and variable lease costs, including contingent rent, of $2.1 million and $3.7 million for fiscal 2020 and 2019, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2021	$16,080	$726	$16,806
2022	12,144	—	12,144
2023	8,476	—	8,476
2024	3,801	—	3,801
2025	3,141	—	3,141
After 2025	13,266	—	13,266
Total minimum lease payments	56,908	726	57,634
Less amount representing interest	(9,697)	(31)	(9,728)
Present value of lease liabilities	$47,211	$695	$47,906

Lease Term and Discount Rate

January 30, 2021
Weighted-average remaining lease term
Operating leases	5.8 years
Finance leases	1.0 year
Weighted-average discount rate
Operating leases	6.3%
Finance leases	9.5%

Other Information

(in thousands of dollars)	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,079
Operating cash flows from finance leases	209
Financing cash flows from finance leases	1,219

Lease assets obtained in exchange for new operating lease liabilities	$14,881

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
The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at January 30, 2021 and February 1, 2020 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 30, 2021 and February 1, 2020 were approximately $408 million and $422 million, respectively. The carrying value of the Company's long-term debt at both January 30, 2021 and February 1, 2020 was approximately $366 million. The fair value of the subordinated debentures at January 30, 2021 and February 1, 2020 was approximately $203 million and $211 million, respectively. The carrying value of the subordinated debentures at both January 30, 2021 and February 1, 2020 was $200 million.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The FASB's accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities

•Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•Level 3: Unobservable inputs that reflect the reporting entity's own assumptions
During fiscal 2020, long-lived assets held for use related to certain clearance store locations were written down, resulting in an impairment charge of $10.7 million which was recorded in asset impairment and store closing charges during the period based on Level 3 inputs. During fiscal 2019 and 2018, no asset impairment and store closing charges were recorded.