Form 10-Q
period 2021-05-01
DILLARD'S, INC.
filed 2021-06-09
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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
(Zip Code)

(501) 376-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	DDS	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 29, 2021     17,144,186
CLASS B COMMON STOCK as of May 29, 2021       3,998,233

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current assets:
Cash and cash equivalents	$615,920	$360,339	$69,994
Accounts receivable	33,941	36,693	44,964
Merchandise inventories	1,306,508	1,087,763	1,570,313
Federal and state income taxes	73,461	118,439	39,176
Other current assets	79,004	58,706	55,223

Total current assets	2,108,834	1,661,940	1,779,670

Property and equipment (net of accumulated depreciation and amortization of $2,488,446, $2,466,000 and $2,385,686, respectively)	1,257,254	1,289,302	1,434,601
Operating lease assets	47,716	47,612	47,852
Deferred income taxes	24,815	23,453	4,908
Other assets	69,041	70,208	75,314

Total assets	$3,507,660	$3,092,515	$3,342,345

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,075,534	$758,363	$1,055,891
Current portion of finance lease liabilities	527	695	1,109
Current portion of operating lease liabilities	12,960	13,819	14,880

Total current liabilities	1,089,021	772,877	1,071,880

Long-term debt	365,884	365,849	365,743
Finance lease liabilities	—	—	528
Operating lease liabilities	34,536	33,392	33,353
Other liabilities	280,522	279,389	274,435
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,239
Additional paid-in capital	954,131	954,131	951,726
Accumulated other comprehensive loss	(34,406)	(34,935)	(30,628)
Retained earnings	4,626,243	4,471,269	4,391,039
Less treasury stock, at cost	(4,009,511)	(3,950,697)	(3,916,970)

Total stockholders’ equity	1,537,697	1,441,008	1,396,406

Total liabilities and stockholders’ equity	$3,507,660	$3,092,515	$3,342,345

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net sales	$1,328,543	$786,655
Service charges and other income	28,992	34,921

	1,357,535	821,576

Cost of sales	774,089	688,469
Selling, general and administrative expenses	336,614	290,446
Depreciation and amortization	46,408	50,901
Rentals	5,111	5,550
Interest and debt expense, net	11,535	12,270
Other expense	4,964	2,104
Gain on disposal of assets	(24,673)	(19)

Income (loss) before income taxes	203,487	(228,145)
Income taxes (benefit)	45,240	(66,170)

Net income (loss)	$158,247	$(161,975)

Earnings (loss) per share:
Basic and diluted	$7.25	$(6.94)

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$158,247	$(161,975)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $168 and $138, respectively)	529	431

Comprehensive income (loss)	$158,776	$(161,544)

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended May 1, 2021
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, January 30, 2021	$1,240	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	158,247	—	158,247
Other comprehensive income	—	—	529	—	—	529
Purchase of 624,893 shares of treasury stock	—	—	—	—	(58,814)	(58,814)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,273)	—	(3,273)
Balance, May 1, 2021	$1,240	$954,131	$(34,406)	$4,626,243	$(4,009,511)	$1,537,697

	Three Months Ended May 2, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 1, 2020	$1,239	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	(161,975)	—	(161,975)
Other comprehensive income	—	—	431	—	—	431
Purchase of 998,742 shares of treasury stock	—	—	—	—	(61,829)	(61,829)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,480)	—	(3,480)
Balance, May 2, 2020	$1,239	$951,726	$(30,628)	$4,391,039	$(3,916,970)	$1,396,406

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	May 1, 2021	May 2, 2020
Operating activities:
Net income (loss)	$158,247	$(161,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and other deferred cost	47,241	51,381
Gain on disposal of assets	(24,673)	(19)
Proceeds from insurance	1,755	—
Loss on early extinguishment of debt	2,830	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,752	1,196
Increase in merchandise inventories	(218,745)	(105,306)
(Increase) decrease in other current assets	(23,113)	4,615
(Increase) decrease in other assets	(461)	1,162
Increase in trade accounts payable and accrued expenses and other liabilities	311,416	161,463
Increase (decrease) in income taxes	45,164	(63,642)

Net cash provided by (used in) operating activities	302,413	(111,125)

Investing activities:
Purchase of property and equipment and capitalized software	(16,850)	(20,230)
Proceeds from disposal of assets	29,276	111
Proceeds from insurance	1,757	—
Distribution from joint venture	—	215

Net cash provided by (used in) investing activities	14,183	(19,904)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(168)	(277)
Issuance cost of line of credit	(2,733)	(2,920)
Cash dividends paid	(3,300)	(3,705)
Purchase of treasury stock	(54,814)	(69,152)

Net cash used in financing activities	(61,015)	(76,054)

Increase (decrease) in cash and cash equivalents	255,581	(207,083)
Cash and cash equivalents, beginning of period	360,339	277,077

Cash and cash equivalents, end of period	$615,920	$69,994

Non-cash transactions:
Accrued capital expenditures	$8,808	$8,314
Accrued purchase of treasury stock	4,000	—
Lease assets obtained in exchange for new operating lease liabilities	3,815	3,972

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 1, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022 due to, among other factors, the seasonal nature of the business and the ongoing effect of the COVID-19 pandemic.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on March 29, 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to impact the United States and global economies. The COVID-19 pandemic has had and may continue to have a significant impact on the Company's business, results of operations and financial position. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all brick-and-mortar store locations were temporarily closed to the public. Our eCommerce capabilities allowed us to use our closed store locations (with limited staffing) to fill orders from our Internet store.

During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores, and by June 2, 2020 all Dillard's store locations had been re-opened. Following our re-opening, a very small number of our locations were temporarily closed to in-store shopping due to government mandate. All stores are currently open and are operating at reduced hours from fiscal 2019 operating hours. While the availability of vaccinations has led to re-openings across the country and the easing of restrictions, the continuing financial impact to fiscal 2021 cannot be reasonably estimated at this time.

Note 2.  Accounting Standards

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

Facilitation of the Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

Management believes there is no other accounting guidance issued but not yet effective that would be relevant to the Company's current financial statements.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 1, 2021	May 2, 2020
Retail operations segment
Cosmetics	14%	15%
Ladies’ apparel	23	22
Ladies’ accessories and lingerie	15	14
Juniors’ and children’s apparel	11	10
Men’s apparel and accessories	17	16
Shoes	15	15
Home and furniture	3	3
	98	95
Construction segment	2	5
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended May 1, 2021
Net sales from external customers	$1,296,736	$31,807	$1,328,543
Gross profit	553,001	1,453	554,454
Depreciation and amortization	46,338	70	46,408
Interest and debt expense (income), net	11,550	(15)	11,535
Income before income taxes	203,198	289	203,487
Total assets	3,460,352	47,308	3,507,660

Three Months Ended May 2, 2020
Net sales from external customers	$751,027	$35,628	$786,655
Gross profit	96,034	2,152	98,186
Depreciation and amortization	50,732	169	50,901
Interest and debt expense (income), net	12,291	(21)	12,270
(Loss) income before income taxes	(228,667)	522	(228,145)
Total assets	3,299,363	42,982	3,342,345

Intersegment construction revenues of $4.3 million and $11.4 million for the three months ended May 1, 2021 and May 2, 2020, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

The retail operations segment gives rise to contract liabilities through the customer loyalty program associated with Dillard's private label cards and through the issuances of gift cards. The loyalty program liability and a portion of the gift card liability is included in trade accounts payable and accrued expenses, and a portion of the gift card liability is included in other liabilities on the condensed consolidated balance sheets. Our retail operations segment contract liabilities are as follows:

Retail
(in thousands of dollars)	May 1, 2021	January 30, 2021	May 2, 2020	February 1, 2020
Contract liabilities	$61,367	$68,021	$67,107	$75,229

During the three months ended May 1, 2021 and May 2, 2020, the Company recorded $18.1 million and $18.9 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $68.0 million and $75.2 million at January 30, 2021 and February 1, 2020, respectively.
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

Construction
(in thousands of dollars)	May 1, 2021	January 30, 2021	May 2, 2020	February 1, 2020
Accounts receivable	$24,064	$25,094	$33,736	$28,522
Costs and estimated earnings in excess of billings on uncompleted contracts	1,195	450	894	2,179
Billings in excess of costs and estimated earnings on uncompleted contracts	4,941	4,685	9,603	5,737

During the three months ended May 1, 2021 and May 2, 2020, the Company recorded $3.7 million and $4.2 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $4.7 million and $5.7 million at January 30, 2021 and February 1, 2020, respectively.
The remaining performance obligations related to executed construction contracts totaled $54.4 million, $76.2 million and $145.4 million at May 1, 2021, January 30, 2021 and May 2, 2020, respectively.

Note 4. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$158,247	$(161,975)

Weighted average shares of common stock outstanding	21,837	23,354

Basic and diluted earnings (loss) per share	$7.25	$(6.94)

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 1, 2021 and May 2, 2020.

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

At May 1, 2021, letters of credit totaling $20.1 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.4 million to the Pension Plan during the three months ended May 1, 2021 and expects to make additional contributions to the Pension Plan of approximately $4.9 million during the remainder of fiscal 2021.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Components of net periodic benefit costs:
Service cost	$1,067	$1,090
Interest cost	1,437	1,536
Net actuarial loss	697	569
Net periodic benefit costs	$3,201	$3,195

The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest cost and net actuarial loss components are included in other expense.

Note 7.  Revolving Credit Agreement

The Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement") until the credit agreement was amended in April 2020 (the "2020 amended credit agreement"). After giving effect to the amendment, the 2020 amended credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries.

In April 2021, the Company further amended its secured credit agreement (the "2021 amended credit agreement"). The borrowing capacity remained at $800 million, subject to certain limitations as outlined in the 2021 amended credit agreement, with a $200 million expansion option. The 2021 amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the 2021 amended credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings under the 2021 amended credit agreement is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amended credit agreement ("total commitment"), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if availability is less than 35% of the total commitment and 0.25% if availability is greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the 2021 amended credit agreement. The 2021 amended credit agreement matures on April 28, 2026.

At May 1, 2021, no borrowings were outstanding, and letters of credit totaling $20.1 million were issued under the amended credit agreement leaving unutilized availability under the credit facility of $779.9 million.

Note 8.  Stock Repurchase Programs

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). The March 2018 Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions and has no expiration date. As of May 1, 2021, $114.3 million of authorization remained under the March 2018 Plan.

The following is a summary of share repurchase activity under the March 2018 Plan for the periods indicated (in thousands, except per share data):

	Three Months Ended
	May 1, 2021	May 2, 2020
Cost of shares repurchased	$58,814	$61,829
Number of shares repurchased	625	999
Average price per share	$94.12	$61.91

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  All amounts paid to reacquire these shares were allocated to treasury stock.

On May 15, 2021, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock. This new open-ended authorization permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions and has no expiration date.

Note 9.  Income Taxes

During the three months ended May 1, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes and federal tax credits.

The Company was in a net operating loss position for the fiscal year ended January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35% rather than the current 21%. During the three months ended May 2, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $14.8 million related to the rate differential in the carryback year. Income tax benefit for the quarter also included the effects of state and local income taxes and federal tax credits.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	May 1, 2021	May 2, 2020
Defined benefit pension plan items
Amortization of actuarial losses	$697	$569	Total before tax (1)
	168	138	Income tax expense
	$529	$431	Total net of tax
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended
	May 1, 2021	May 2, 2020
Beginning balance	$34,935	$31,059
Amounts reclassified from AOCL	(529)	(431)
Ending balance	$34,406	$30,628

Note 12. Leases

The Company leases retail stores, office space and equipment under operating leases. As of May 1, 2021, January 30, 2021 and May 2, 2020, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $47.7 million, $47.6 million and $47.9 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $47.5 million, $47.2 million and $48.2 million, respectively.
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
Renewal options of five or 10 years exist on the majority of leased properties. The Company has sole discretion in exercising the lease renewal options. We do not recognize operating lease assets or operating lease liabilities at lease inception for renewal periods unless we are reasonably certain of exercising the renewal options. The depreciable life of operating lease assets and related leasehold improvements is limited by the expected lease term.
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Finance lease assets	Property and equipment, net (a)	$185	$247	$564
Operating lease assets	Operating lease assets	47,716	47,612	47,852
Total leased assets		$47,901	$47,859	$48,416

Liabilities
Current
Finance	Current portion of finance lease liabilities	$527	$695	$1,109
Operating	Current portion of operating lease liabilities	12,960	13,819	14,880
Noncurrent
Finance	Finance lease liabilities	—	—	528
Operating	Operating lease liabilities	34,536	33,392	33,353
Total lease liabilities		$48,023	$47,906	$49,870
(a) Finance lease assets are recorded net of accumulated amortization of $14.4 million, $14.3 million and $14.0 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively.

Lease Cost		Three Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	May 1, 2021	May 2, 2020
Operating lease cost (a)	Rentals	$5,111	$5,550
Finance lease cost
Amortization of leased assets	Depreciation and amortization	62	106
Interest on lease liabilities	Interest and debt expense, net	14	79
Net lease cost		$5,187	$5,735

(a) Includes short term lease costs of $0.4 million and $0.5 million for the three months ended May 1, 2021 and May 2, 2020, respectively, and variable lease costs, including contingent rent, of $0.4 million and $0.3 million for the three months ended May 1, 2021 and May 2, 2020, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2021 (excluding the three months ended May 1, 2021)	$11,865	$544	$12,409
2022	13,017	—	13,017
2023	9,347	—	9,347
2024	4,673	—	4,673
2025	4,013	—	4,013
After 2025	14,138	—	14,138
Total minimum lease payments	57,053	544	57,597
Less amount representing interest	(9,557)	(17)	(9,574)
Present value of lease liabilities	$47,496	$527	$48,023

Lease Term and Discount Rate

May 1, 2021
Weighted-average remaining lease term
Operating leases	5.9 years
Finance leases	0.8 years
Weighted-average discount rate
Operating leases	6.1%
Finance leases	9.5%

Other Information

	Three Months Ended
(in thousands of dollars)	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,244	$4,720
Operating cash flows from finance leases	14	79
Financing cash flows from finance leases	168	277

Lease assets obtained in exchange for new operating lease liabilities	$3,815	$3,972

Note 13. Gain on Disposal of Assets

During the three months ended May 1, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at May 1, 2021 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at May 1, 2021 was approximately $422 million. The carrying value of the Company’s long-term debt at May 1, 2021 was $365.9 million.  The fair value of the Company’s subordinated debentures at May 1, 2021 was approximately $206 million.  The carrying value of the Company’s subordinated debentures at May 1, 2021 was $200.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 30, 2021. Due to the significant impact of COVID-19 on prior year figures, the information that follows will include certain comparisons to 2019 to provide additional context.

EXECUTIVE OVERVIEW

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to impact the United States and global economies. The COVID-19 pandemic has had and may continue to have a significant impact on the Company's business, results of operations and financial position. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all of the Company's brick-and-mortar store locations were temporarily closed to the public. Our eCommerce capabilities allowed us to use our closed store locations (with limited staffing) to fill orders from our Internet store.

During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores, and by June 2, 2020 all Dillard's store locations had been re-opened. Following our re-opening, a very small number of our locations were temporarily closed to in-store shopping due to government mandate. All stores are currently open and are operating at reduced hours from fiscal 2019 operating hours.

The Company's performance for the three months ended May 1, 2021 improved significantly compared to the three months ended May 2, 2020. Total retail sales increased approximately 73% over the first quarter of 2020, as the arrival of vaccinations and release of stimulus money combined with warmer weather during the first quarter of 2021 were catalysts in addition to the re-opening of stores. Due to the temporary closure of the Company's brick-and-mortar stores during the three months ended May 2, 2020 as well as the interdependence between in-store and online sales, the Company reported no comparable store sales data for the three months ended May 1, 2021 compared to the three months ended May 2, 2020. Retail gross margin increased to a record 42.6% during the three months ended May 1, 2021 compared to 12.8% during the three months ended May 2, 2020, primarily due to decreased markdowns. The Company reduced inventory by approximately 17% compared to the prior year first quarter. Selling, general and administrative expenses increased to $336.6 million compared to $290.4 million from the prior year first quarter primarily due to increases in payroll expense, which was driven by the re-opening of our retail store locations. The Company reported net income of $158.2 million (a record $7.25 per share) compared to a net loss of $162.0 million ($6.94 per share) for the prior year first quarter.

Included in net income for the three months ended May 1, 2021 is a pretax gain on disposal of assets of $24.7 million ($19.2 million after tax or $0.88 per share) primarily related to the sale of three store properties. Included in the net loss for the three months ended May 2, 2020 is a net tax benefit of $14.8 million ($0.63 per share) related to The Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), signed into law on March 27, 2020, which allowed for net operating loss carryback to years in which the federal income tax rate was 35%.

During the three months ended May 1, 2021, the Company purchased $58.8 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of May 1, 2021, authorization of $114.3 million remained under the March 2018 Plan. On May 15, 2021, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock.

As of May 1, 2021, the Company had working capital of $1,019.8 million (including cash and cash equivalents of $615.9 million) and $565.9 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities, with no scheduled maturities until the end of fiscal 2022.  Cash flows provided by operating activities were $302.4 million for the three months ended May 1, 2021.

The Company maintained 281 Dillard's stores, including 31 clearance centers, and an internet store at May 1, 2021.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 1, 2021	May 2, 2020
Net sales (in millions)	$1,328.5	$786.7
Retail stores sales trend	73%	(47)%
Gross profit (in millions)	$554.5	$98.2
Gross profit as a percentage of net sales	41.7%	12.5%
Retail gross profit as a percentage of net sales	42.6%	12.8%
Selling, general and administrative expenses as a percentage of net sales	25.3%	36.9%
Cash flow provided by (used in) operations (in millions)	$302.4	$(111.1)
Total retail store count at end of period	281	285
Retail sales per square foot	$28	$16
Retail store inventory trend	(17)%	(14)%
Annualized retail merchandise inventory turnover	2.5	1.6

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

Rentals.  Rentals includes expenses for store leases, including contingent rent, data processing and other equipment rentals and office space leases.

Interest and debt expense, net.  Interest and debt expense includes interest, net of interest income and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and borrowings under the Company’s credit agreement.  Interest and debt expense also includes the amortization of financing costs and interest on finance lease obligations.

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

LIBOR

On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Going forward, we intend to work with our lenders to use a suitable alternative reference rate for the 2021 amended credit agreement, the Wells Fargo Alliance and any other applicable agreements. We will continue to monitor, assess and plan for the phase out of LIBOR.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 1, 2021	May 2, 2020
Net sales	100.0%	100.0%
Service charges and other income	2.2	4.4

	102.2	104.4

Cost of sales	58.3	87.5
Selling, general and administrative expenses	25.3	36.9
Depreciation and amortization	3.5	6.5
Rentals	0.4	0.7
Interest and debt expense, net	0.9	1.6
Other expense	0.4	0.3
Gain on disposal of assets	(1.9)	—

Income (loss) before income taxes	15.3	(29.0)
Income taxes (benefit)	3.4	(8.4)

Net income (loss)	11.9%	(20.6)%

Net Sales

	Three Months Ended
(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change
Net sales:
Retail operations segment	$1,296,736	$751,027	$545,709
Construction segment	31,807	35,628	(3,821)
Total net sales	$1,328,543	$786,655	$541,888

The percent change in the Company’s sales by segment and product category for the three months ended May 1, 2021 compared to the three months ended May 2, 2020 as well as the sales percentage by segment and product category to total net sales for the three months ended May 1, 2021 are as follows:

	% Change 2021 - 2020	% of Net Sales
Retail operations segment
Cosmetics	60.0%	14%
Ladies’ apparel	74.4	23
Ladies’ accessories and lingerie	81.2	15
Juniors’ and children’s apparel	84.5	11
Men’s apparel and accessories	81.9	17
Shoes	63.4	15
Home and furniture	47.0	3
		98
Construction segment	(10.7)	2
Total		100%

Net sales from the retail operations segment increased $545.7 million, or approximately 73%, during the three months ended May 1, 2021 compared to the three months ended May 2, 2020, primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the quarter due to the temporary closure of its brick-and-mortar stores as well as the interdependence between in-store and online sales during the three months ended May 2, 2020. Sales in all product categories increased significantly over the first quarter last year.

Compared to the first quarter of fiscal 2019, net sales from the retail operations segment for the three months ended May 1, 2021 and May 4, 2019 were $1,296.7 million and $1,420.5 million, respectively, decreasing $123.8 million or approximately 9%. Net sales in comparable stores for the three months ended May 1, 2021 and May 4, 2019 declined approximately 6%.

We recorded a return asset of $12.4 million and $8.2 million and an allowance for sales returns of $23.1 million and $12.4 million as of May 1, 2021 and May 2, 2020, respectively.

During the three months ended May 1, 2021, net sales from the construction segment decreased $3.8 million or 10.7% compared to the three months ended May 2, 2020 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $54.4 million as of May 1, 2021, decreasing approximately 29% from January 30, 2021 and decreasing approximately 63% from May 2, 2020, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

Service Charges and Other Income

	Three Months Ended		Three Months
(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change 2021 - 2020
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$17,707	$20,800	$(3,093)
Shipping and handling income	8,480	11,567	(3,087)
Leased department income	3	372	(369)
Other	2,424	1,748	676
	28,614	34,487	(5,873)
Construction segment	378	434	(56)
Total service charges and other income	$28,992	$34,921	$(5,929)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased $3.1 million during the three months ended May 1, 2021 compared to the three months ended May 2, 2020 primarily due to decreases in finance charges. Shipping and handling income decreased $3.1 million during the three months ended May 1, 2021 compared to the three months ended May 2, 2020 primarily due to an increase in online orders in 2020 as customer shopping patterns shifted to dillards.com as COVID-19 infection levels increased and brick-and-mortar stores were temporarily closed.

Compared to the first quarter of fiscal 2019, shipping and handling income for the three months ended May 1, 2021 and May 4, 2019 was $8.5 million and $6.1 million, respectively, increasing $2.4 million or 39.5%.

Leased department income consisted primarily of commissions from a principal licensed department of an upscale women's apparel vendor located in certain stores. By the end of July 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.

Gross Profit

(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$553,001	$96,034	$456,967	475.8%
Construction segment	1,453	2,152	(699)	(32.5)
Total gross profit	$554,454	$98,186	$456,268	464.7%

	Three Months Ended
	May 1, 2021	May 2, 2020
Gross profit as a percentage of segment net sales:
Retail operations segment	42.6%	12.8%
Construction segment	4.6	6.0
Total gross profit as a percentage of net sales	41.7	12.5

Gross profit, as a percentage of sales, increased to 41.7% from 12.5% during the three months ended May 1, 2021 compared to the three months ended May 2, 2020, respectively.

Gross profit from retail operations, as a percentage of sales, increased to 42.6% from 12.8% during the three months ended May 1, 2021 compared to the three months ended May 2, 2020, respectively, primarily due to increased markdowns taken during the first quarter of fiscal 2020 as a result of the impact of the COVID-19 pandemic as well as better inventory management and customer demand leading to decreased markdowns in the first quarter of fiscal 2021. Gross margin increased significantly in all product categories except cosmetics which increased moderately.

Compared to the first quarter of fiscal 2019, gross profit from retail operations, as a percentage of sales, increased 489 basis points of sales to 42.6% during the three months ended May 1, 2021 compared to 37.8% during the three months ended May 4, 2019 primarily due to better inventory management and customer demand leading to decreased markdowns in the first quarter of fiscal 2021.

Gross profit from the construction segment decreased 147 basis points of construction sales for the three months ended May 1, 2021 compared to the three months ended May 2, 2020.

Inventory decreased 17% in total as of May 1, 2021 compared to May 2, 2020.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million for the three months ended May 1, 2021.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$335,143	$288,557	$46,586	16.1%
Construction segment	1,471	1,889	(418)	(22.1)
Total SG&A	$336,614	$290,446	$46,168	15.9%

	Three Months Ended
	May 1, 2021	May 2, 2020
SG&A as a percentage of segment net sales:
Retail operations segment	25.8%	38.4%
Construction segment	4.6	5.3
Total SG&A as a percentage of net sales	25.3	36.9

SG&A decreased to 25.3% of sales during the three months ended May 1, 2021 compared to 36.9% of sales during the three months ended May 2, 2020, while increasing $46.2 million.  SG&A from retail operations decreased to 25.8% of sales for the three months ended May 1, 2021 compared to 38.4% of sales for the three months ended May 2, 2020, while increasing $46.6 million. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.

Payroll expense and related payroll taxes for the three months ended May 1, 2021 was $225.4 million compared to $183.8 million for the three months ended May 2, 2020, increasing $41.5 million. During the first quarter of fiscal 2020, the Company (a) furloughed store associates as stores temporarily closed due to the COVID-19 pandemic and furloughed associates in certain corporate and support facility functions and (b) reduced payroll expense by $4.2 million through the employee retention credit available under the CARES Act.

Compared to the first quarter of fiscal 2019, SG&A from retail operations for the three months ended May 1, 2021 and May 4, 2019 were $335.1 million (25.8% of sales) and $403.3 million (28.4% of sales), decreasing $68.1 million primarily due to decreases in payroll expense and related payroll taxes. During the first quarter of fiscal 2021, stores were operating at reduced operating hours from the first quarter of fiscal 2019, requiring fewer sales associates.

Depreciation and Amortization

(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$46,338	$50,732	$(4,394)	(8.7)%
Construction segment	70	169	(99)	(58.6)
Total depreciation and amortization	$46,408	$50,901	$(4,493)	(8.8)%

Depreciation and amortization expense decreased $4.5 million during the three months ended May 1, 2021 compared to the three months ended May 2, 2020 primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$11,550	$12,291	$(741)	(6.0)%
Construction segment	(15)	(21)	6	28.6
Total interest and debt expense, net	$11,535	$12,270	$(735)	(6.0)%

Net interest and debt expense decreased $0.7 million and total weighted average debt decreased by $265.4 million during the three months ended May 1, 2021 compared to the three months ended May 2, 2020 primarily due to a decrease of short term borrowings under the credit facility.

Other Expense

(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$4,964	$2,104	$2,860	135.9%
Construction segment	—	—	—	—
Total other expense	$4,964	$2,104	$2,860	135.9%

Other expense increased $2.9 million during the three months ended May 1, 2021 compared to the three months ended May 2, 2020 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's secured revolving credit facility.

Gain on Disposal of Assets

(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(24,673)	$(18)	$(24,655)
Construction segment	—	(1)	1
Total gain on disposal of assets	$(24,673)	$(19)	$(24,654)

During the three months ended May 1, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.2% and 29.0% for the three months ended May 1, 2021 and May 2, 2020, respectively. During the three months ended May 1, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes and federal tax credits.

The Company was in a net operating loss position for the fiscal year ended January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than the current 21%. During the three months ended May 2, 2020, income tax benefit differed from what would be computed using the current statutory federal income tax rate of 21% primarily due to the recognition of a net tax benefit of $14.8 million related to the rate differential in the carryback year. Income tax benefit for the quarter also included the effects of state and local income taxes and federal tax credits.

The Company expects the fiscal 2021 federal and state effective income tax rate to approximate 22% to 23%. This rate may change if results of operations for fiscal 2021 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 1, 2021 and May 2, 2020 follows:

	Three Months Ended
(in thousands of dollars)	May 1, 2021	May 2, 2020	$ Change
Operating Activities	$302,413	$(111,125)	$413,538
Investing Activities	14,183	(19,904)	34,087
Financing Activities	(61,015)	(76,054)	15,039
Total Increase (Decrease) in Cash and Cash Equivalents	$255,581	$(207,083)	$462,664

Net cash flows from operations increased $413.5 million during the three months ended May 1, 2021 compared to the three months ended May 2, 2020 due to significant increases in net income, primarily due to increases in gross profit and changes in working capital. Compared to the first quarter of fiscal 2019, net cash flows from operations for the three months ended May 1, 2021 and May 4, 2019 were $302.4 million and $48.4 million, respectively, increasing $254.0 million.

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

Pursuant to the Wells Fargo Alliance, we receive ongoing cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in fiscal 2024.

The Company received income of $17.7 million and $20.8 million from the Wells Fargo Alliance during the three months ended May 1, 2021 and May 2, 2020, respectively.  The Company cannot reasonably predict whether there will be any ongoing impact or the magnitude of any such impact of the COVID-19 pandemic on the portfolio's future earnings and the ongoing cash compensation from the Wells Fargo Alliance.

During the three months ended May 1, 2021, the Company received proceeds from insurance of $1.8 million for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $16.9 million and $20.2 million for the three months ended May 1, 2021 and May 2, 2020, respectively. The capital expenditures were primarily related to equipment purchases and the continued construction of two new stores during the current year. The Company has announced plans to open a new store at Mesa Mall in Grand Junction, Colorado during the Fall of 2021 (105,000 square feet). The Company has also announced plans to open a new store at University Place in Orem, Utah in the Spring of 2022 (160,000 square feet). Both opportunities arose from peer closures at those centers.

During the three months ended May 1, 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily from the sale of three store properties: (1) a 120,000 square foot location at Cortana Mall in Baton Rouge, Louisiana, which was permanently closed and sold; (2) a 200,000 square foot location at Paradise Valley Mall in Phoenix, Arizona, which was sold and is expected to close during our second fiscal quarter and (3) a non-operating store property in Knoxville, Tennessee. There were no material costs associated with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the three months ended May 1, 2021, the Company received proceeds from insurance of $1.8 million for claims filed for building losses related to storm damage incurred at two stores.

The Company had cash on hand of $615.9 million as of May 1, 2021.  During the first quarter of fiscal 2020 and as part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement.

The credit agreement was amended in April 2020 and became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries (the "2020 amended credit agreement"). The borrowings of $779 million were repaid concurrent with the execution of the 2020 amended credit agreement. During the three months ended May 2, 2020, the Company paid $2.9 million in issuance costs related to the 2020 amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet.

In April 2021, the Company further amended its secured credit agreement (the “2021 amended credit agreement”). See Note 7, Revolving Credit Agreement, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof for additional information. During the three months ended May 1, 2021, the Company paid $2.7 million in issuance costs related to the 2021 amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet, and the Company recognized a loss on the early extinguishment of debt of $2.8 million for the write-off of certain remaining deferred financing fees related to the previous amended secured credit agreement. This charge was recorded in other expense on the condensed consolidated statement of operations.

At May 1, 2021, no borrowings were outstanding, and letters of credit totaling $20.1 million were issued under the 2021 amended credit agreement leaving unutilized availability under the credit facility of $779.9 million.

During the three months ended May 1, 2021, the Company repurchased 0.6 million shares of Class A Common Stock at an average price of $94.12 per share for $58.8 million (including the accrual of $4.0 million of share repurchases that had not settled as of May 1, 2021) under the Company's March 2018 Plan. During the three months ended May 2, 2020, the Company repurchased 1.0 million shares of Class A Common Stock at an average price of $61.91 per share for $61.8 million under the Company's March 2018 Plan. Additionally, the Company paid $7.3 million for share repurchases that had not yet settled but were accrued at February 1, 2020. At May 1, 2021, $114.3 million of authorization remained under the March 2018 Plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof for additional information.
The COVID-19 pandemic has had and may continue to have a significant impact on the Company's business, results of operations and financial position. Because there is still significant uncertainty around the effects of the COVID-19 pandemic on the Company's business operations, our profitability and liquidity may be further impacted if we are unable to appropriately manage our inventory levels and expenses relative to any change in consumer demand.
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
There have been no material changes in the information set forth under caption “Commercial Commitments” in Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2021 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, including the CARES Act and other subsequently-enacted COVID-19 stimulus packages, statements concerning share repurchases, statements concerning pension contributions, statements regarding the expected phase out of LIBOR and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 30, 2021, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 4.  Controls and Procedures.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of June 9, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

 There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On February 11, 2021, the Company issued 12,000 shares of Class A Common Stock in exchange for 12,000 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2021 through February 27, 2021	24,174	$82.73	24,174	$171,124,701
February 28, 2021 through April 3, 2021	204,553	89.13	204,553	152,892,994
April 4, 2021 through May 1, 2021	396,166	97.39	396,166	114,311,132
Total	624,893	$94.12	624,893	$114,311,132

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. This repurchase plan has no expiration date. During the three months ended May 1, 2021, the Company repurchased 0.6 million shares totaling $58.8 million. As of May 1, 2021, $114.3 million of authorization remained under the March 2018 Plan.
On May 15, 2021, the Company announced that its Board of Directors approved a new open-ended stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock. The Company intends to exhaust the remaining authorization under the March 2018 Plan before repurchasing any shares under the new repurchase program. Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.  Exhibits.

Number	Description

10.1
Amendment No. 3 to Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders, dated April 28, 2021 (Exhibit 10.1 to Form 8-K dated May 3, 2021).

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

DILLARD’S, INC.
(Registrant)

Date:	June 9, 2021	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer