Form 10-Q
period 2021-07-31
DILLARD'S, INC.
filed 2021-09-03
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 28, 2021     16,627,015
CLASS B COMMON STOCK as of August 28, 2021       3,986,233

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$669,474	$360,339	$82,868
Accounts receivable	34,445	36,693	28,631
Merchandise inventories	1,112,815	1,087,763	1,283,141
Federal and state income taxes	122,807	118,439	85,658
Other current assets	66,275	58,706	65,758

Total current assets	2,005,816	1,661,940	1,546,056

Property and equipment (net of accumulated depreciation and amortization of $2,537,137, $2,466,000 and $2,434,355, respectively)	1,237,427	1,289,302	1,394,237
Operating lease assets	44,098	47,612	44,091
Deferred income taxes	26,792	23,453	23,289
Other assets	69,376	70,208	75,563

Total assets	$3,383,509	$3,092,515	$3,083,236

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$881,543	$758,363	$586,865
Current portion of finance lease liabilities	356	695	986
Current portion of operating lease liabilities	12,113	13,819	13,758
Other short-term borrowings	—	—	229,600

Total current liabilities	894,012	772,877	831,209

Long-term debt	365,918	365,849	365,779
Finance lease liabilities	—	—	356
Operating lease liabilities	31,467	33,392	30,051
Other liabilities	282,533	279,389	284,527
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	955,198	954,131	952,522
Accumulated other comprehensive loss	(33,878)	(34,935)	(30,198)
Retained earnings	4,808,737	4,471,269	4,378,988
Less treasury stock, at cost	(4,121,718)	(3,950,697)	(3,931,238)

Total stockholders’ equity	1,609,579	1,441,008	1,371,314

Total liabilities and stockholders’ equity	$3,383,509	$3,092,515	$3,083,236

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$1,570,378	$919,044	$2,898,921	$1,705,699
Service charges and other income	31,054	26,139	60,046	61,060

	1,601,432	945,183	2,958,967	1,766,759

Cost of sales	927,210	639,847	1,701,299	1,328,316
Selling, general and administrative expenses	365,868	267,062	702,482	557,508
Depreciation and amortization	50,043	50,951	96,451	101,852
Rentals	5,099	5,639	10,210	11,189
Interest and debt expense, net	10,771	12,873	22,306	25,143
Other expense	2,134	2,104	7,098	4,208
(Gain) loss on disposal of assets	(9)	33	(24,682)	14

Income (loss) before income taxes	240,316	(33,326)	443,803	(261,471)
Income taxes (benefit)	54,660	(24,760)	99,900	(90,930)

Net income (loss)	$185,656	$(8,566)	$343,903	$(170,541)

Earnings (loss) per share:
Basic and diluted	$8.81	$(0.37)	$16.03	$(7.33)

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$185,656	$(8,566)	$343,903	$(170,541)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $169, $138, $337 and $276, respectively)	528	430	1,057	861

Comprehensive income (loss)	$186,184	$(8,136)	$344,960	$(169,680)

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended July 31, 2021
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, May 1, 2021	$1,240	$954,131	$(34,406)	$4,626,243	$(4,009,511)	$1,537,697
Net income	—	—	—	185,656	—	185,656
Other comprehensive income	—	—	528	—	—	528
Issuance of 9,000 shares under equity plans	—	1,067	—	—	—	1,067
Purchase of 734,467 shares of treasury stock	—	—	—	—	(112,207)	(112,207)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,162)	—	(3,162)
Balance, July 31, 2021	$1,240	$955,198	$(33,878)	$4,808,737	$(4,121,718)	$1,609,579

	Three Months Ended August 1, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, May 2, 2020	$1,239	$951,726	$(30,628)	$4,391,039	$(3,916,970)	$1,396,406
Net loss	—	—	—	(8,566)	—	(8,566)
Other comprehensive income	—	—	430	—	—	430
Issuance of 32,000 shares under equity plans	1	796	—	—	—	797
Purchase of 586,851 shares of treasury stock	—	—	—	—	(14,268)	(14,268)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,485)	—	(3,485)
Balance, August 1, 2020	$1,240	$952,522	$(30,198)	$4,378,988	$(3,931,238)	$1,371,314

	Six Months Ended July 31, 2021
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, January 30, 2021	$1,240	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	343,903	—	343,903
Other comprehensive income	—	—	1,057	—	—	1,057
Issuance of 9,000 shares under equity plans	—	1,067	—	—	—	1,067
Purchase of 1,359,360 shares of treasury stock	—	—	—	—	(171,021)	(171,021)
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(6,435)	—	(6,435)
Balance, July 31, 2021	$1,240	$955,198	$(33,878)	$4,808,737	$(4,121,718)	$1,609,579

	Six Months Ended August 1, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 1, 2020	$1,239	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	(170,541)	—	(170,541)
Other comprehensive income	—	—	861	—	—	861
Issuance of 32,000 shares under equity plans	1	796	—	—	—	797
Purchase of 1,585,593 shares of treasury stock	—	—	—	—	(76,097)	(76,097)
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(6,965)	—	(6,965)
Balance, August 1, 2020	$1,240	$952,522	$(30,198)	$4,378,988	$(3,931,238)	$1,371,314

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	July 31, 2021	August 1, 2020
Operating activities:
Net income (loss)	$343,903	$(170,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and other deferred cost	97,695	103,140
(Gain) loss on disposal of assets	(24,682)	14
Proceeds from insurance	2,254	—
Loss on early extinguishment of debt	2,830	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,248	17,529
(Increase) decrease in merchandise inventories	(25,052)	181,866
Increase in other current assets	(10,878)	(5,148)
Increase in other assets	(1,107)	(124)
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	111,622	(290,268)
Decrease in income taxes	(6,532)	(130,977)

Net cash provided by (used in) operating activities	492,301	(294,509)

Investing activities:
Purchase of property and equipment and capitalized software	(41,205)	(38,607)
Proceeds from disposal of assets	29,285	308
Proceeds from insurance	2,819	—
Distribution from joint venture	—	215

Net cash used in investing activities	(9,101)	(38,084)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(339)	(572)
Issuance cost of line of credit	(2,972)	(3,001)
Increase in short-term borrowings	—	229,600
Cash dividends paid	(6,573)	(7,185)
Purchase of treasury stock	(164,181)	(80,458)

Net cash (used in) provided by financing activities	(174,065)	138,384

Increase (decrease) in cash and cash equivalents	309,135	(194,209)
Cash and cash equivalents, beginning of period	360,339	277,077

Cash and cash equivalents, end of period	$669,474	$82,868

Non-cash transactions:
Accrued capital expenditures	$14,496	$7,994
Accrued purchase of treasury stock	6,840	2,962
Stock awards	1,067	797
Lease assets obtained in exchange for new operating lease liabilities	3,815	4,084

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022 due to, among other factors, the seasonal nature of the business and the ongoing effect of the COVID-19 pandemic.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Retail operations segment
Cosmetics	13%	14%	14%	14%
Ladies’ apparel	24	21	23	21
Ladies’ accessories and lingerie	15	16	15	16
Juniors’ and children’s apparel	9	9	10	9
Men’s apparel and accessories	20	20	19	18
Shoes	14	13	14	14
Home and furniture	3	4	3	4
	98	97	98	96
Construction segment	2	3	2	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended July 31, 2021
Net sales from external customers	$1,539,396	$30,982	$1,570,378
Gross profit	641,240	1,928	643,168
Depreciation and amortization	49,981	62	50,043
Interest and debt expense (income), net	10,782	(11)	10,771
Income before income taxes	239,790	526	240,316
Total assets	3,339,862	43,647	3,383,509

Three Months Ended August 1, 2020
Net sales from external customers	$893,216	$25,828	$919,044
Gross profit	277,407	1,790	279,197
Depreciation and amortization	50,784	167	50,951
Interest and debt expense (income), net	12,885	(12)	12,873
(Loss) income before income taxes	(33,699)	373	(33,326)
Total assets	3,056,320	26,916	3,083,236

Six Months Ended July 31, 2021
Net sales from external customers	$2,836,132	$62,789	$2,898,921
Gross profit	1,194,241	3,381	1,197,622
Depreciation and amortization	96,319	132	96,451
Interest and debt expense (income), net	22,332	(26)	22,306
Income before income taxes	442,988	815	443,803
Total assets	3,339,862	43,647	3,383,509

Six Months Ended August 1, 2020
Net sales from external customers	$1,644,243	$61,456	$1,705,699
Gross profit	373,441	3,942	377,383
Depreciation and amortization	101,516	336	101,852
Interest and debt expense (income), net	25,176	(33)	25,143
(Loss) income before income taxes	(262,366)	895	(261,471)
Total assets	3,056,320	26,916	3,083,236

Intersegment construction revenues of $12.3 million and $6.9 million for the three months ended July 31, 2021 and August 1, 2020, respectively, and $16.6 million and $18.3 million for the six months ended July 31, 2021 and August 1, 2020, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	July 31, 2021	January 30, 2021	August 1, 2020	February 1, 2020
Contract liabilities	$59,713	$68,021	$58,186	$75,229

During the six months ended July 31, 2021 and August 1, 2020, the Company recorded $28.8 million and $29.8 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $68.0 million and $75.2 million at January 30, 2021 and February 1, 2020, respectively.
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

Construction
(in thousands of dollars)	July 31, 2021	January 30, 2021	August 1, 2020	February 1, 2020
Accounts receivable	$23,374	$25,094	$19,222	$28,522
Costs and estimated earnings in excess of billings on uncompleted contracts	1,426	450	722	2,179
Billings in excess of costs and estimated earnings on uncompleted contracts	5,118	4,685	7,212	5,737
During the six months ended July 31, 2021 and August 1, 2020, the Company recorded $4.1 million and $4.7 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $4.7 million and $5.7 million at January 30, 2021 and February 1, 2020, respectively.
The remaining performance obligations related to executed construction contracts totaled $51.8 million, $76.2 million and $127.0 million at July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

Note 4. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$185,656	$(8,566)	$343,903	$(170,541)

Weighted average shares of common stock outstanding	21,079	23,174	21,458	23,264

Basic and diluted earnings (loss) per share	$8.81	$(0.37)	$16.03	$(7.33)

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended July 31, 2021 and August 1, 2020.

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

At July 31, 2021, letters of credit totaling $20.2 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.7 million and $3.2 million to the Pension Plan during the three and six months ended July 31, 2021, respectively, and expects to make additional contributions to the Pension Plan of approximately $3.2 million during the remainder of fiscal 2021.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Components of net periodic benefit costs:
Service cost	$1,067	$1,090	$2,134	$2,180
Interest cost	1,438	1,536	2,875	3,072
Net actuarial loss	697	568	1,394	1,137
Net periodic benefit costs	$3,202	$3,194	$6,403	$6,389
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

In April 2021, the Company further amended its secured credit agreement (the "2021 amended credit agreement"). The borrowing capacity remained at $800 million, subject to certain limitations as outlined in the 2021 amended credit agreement, with a $200 million expansion option. The 2021 amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The Company pays a variable rate of interest on borrowings under the 2021 amended credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings under the 2021 amended credit agreement is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amended credit agreement ("total commitment"), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the 2021 amended credit agreement. The 2021 amended credit agreement matures on April 28, 2026.

At July 31, 2021, no borrowings were outstanding, and letters of credit totaling $20.2 million were issued under the 2021 amended credit agreement leaving unutilized availability under the credit facility of $716.0 million.

Note 8.  Stock Repurchase Programs

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). The March 2018 Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions and has no expiration date. As of July 31, 2021, $2.1 million of authorization remained under the March 2018 Plan.

The following is a summary of share repurchase activity under the March 2018 Plan for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Cost of shares repurchased	$112,207	$14,268	$171,021	$76,097
Number of shares repurchased	734	587	1,359	1,586
Average price per share	$152.77	$24.31	$125.81	$47.99

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

Note 9.  Income Taxes

During the three and six months ended July 31, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company was in a net operating loss position for the fiscal year ended January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal tax rate was 35% rather than the current 21%. During the three and six months ended August 1, 2020, income tax benefit differed from what would be computed using the current statutory federal tax rate of 21% primarily due to the recognition of a net tax benefit of $17.4 million and $32.1 million, respectively, related to the rate differential in the carryback year. Income tax benefit for the three and six months also included the effects of state and local income taxes.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Defined benefit pension plan items
Amortization of actuarial losses	$697	$568	$1,394	$1,137	Total before tax (1)
	169	138	337	276	Income tax expense
	$528	$430	$1,057	$861	Total net of tax
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Beginning balance	$34,406	$30,628	$34,935	$31,059
Amounts reclassified from AOCL	(528)	(430)	(1,057)	(861)
Ending balance	$33,878	$30,198	$33,878	$30,198

Note 12. Leases

The Company leases retail stores, office space and equipment under operating leases. As of July 31, 2021, January 30, 2021 and August 1, 2020, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $44.1 million, $47.6 million and $44.1 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $43.6 million, $47.2 million and $43.8 million, respectively.
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

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Finance lease assets	Property and equipment, net (a)	$124	$247	$459
Operating lease assets	Operating lease assets	44,098	47,612	44,091
Total leased assets		$44,222	$47,859	$44,550

Liabilities
Current
Finance	Current portion of finance lease liabilities	$356	$695	$986
Operating	Current portion of operating lease liabilities	12,113	13,819	13,758
Noncurrent
Finance	Finance lease liabilities	—	—	356
Operating	Operating lease liabilities	31,467	33,392	30,051
Total lease liabilities		$43,936	$47,906	$45,151
(a) Finance lease assets are recorded net of accumulated amortization of $14.4 million, $14.3 million and $14.1 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

Lease Cost		Three Months Ended		Six Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost (a)	Rentals	$5,099	$5,639	$10,210	$11,189
Finance lease cost
Amortization of leased assets	Depreciation and amortization	62	105	124	211
Interest on lease liabilities	Interest and debt expense, net	10	62	24	142
Net lease cost		$5,171	$5,806	$10,358	$11,542

(a) Includes short term lease costs of $0.5 million and $0.5 million for the three months ended and $0.9 million and $1.0 million for the six months ended July 31, 2021 and August 1, 2020, respectively, and variable lease costs, including contingent rent, of $0.4 million and $0.4 million for the three months ended and $0.7 million and $0.7 million for the six months ended July 31, 2021 and August 1, 2020, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2021 (excluding the six months ended July 31, 2021)	$7,317	$363	$7,680
2022	13,017	—	13,017
2023	9,347	—	9,347
2024	4,673	—	4,673
2025	4,013	—	4,013
After 2025	14,138	—	14,138
Total minimum lease payments	52,505	363	52,868
Less amount representing interest	(8,925)	(7)	(8,932)
Present value of lease liabilities	$43,580	$356	$43,936

Lease Term and Discount Rate

July 31, 2021
Weighted-average remaining lease term
Operating leases	5.9 years
Finance leases	0.5 years
Weighted-average discount rate
Operating leases	6.2%
Finance leases	9.5%

Other Information

	Six Months Ended
(in thousands of dollars)	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,793	$9,387
Operating cash flows from finance leases	24	142
Financing cash flows from finance leases	339	572

Lease assets obtained in exchange for new operating lease liabilities	$3,815	$4,084

Note 13. (Gain) Loss on Disposal of Assets

During the six months ended July 31, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in (gain) loss on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at July 31, 2021 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at July 31, 2021 was approximately $438 million. The carrying value of the Company’s long-term debt at July 31, 2021 was $365.9 million.  The fair value of the Company’s subordinated debentures at July 31, 2021 was approximately $212 million.  The carrying value of the Company’s subordinated debentures at July 31, 2021 was $200.0 million.

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

The Company's results for the three months ended July 31, 2021 improved significantly compared to the three months ended August 1, 2020, marking a sequential record quarterly performance. The momentum of strong consumer demand that began in the first quarter continued throughout the second. This catalyst, in addition to the re-opening of stores, led to an approximately 72% increase in retail sales compared to the second quarter of 2020. Due to the temporary closure of the Company's brick-and-mortar stores during the three months ended May 2, 2020 as well as the interdependence between in-store and online sales, the Company reported no comparable store sales data for the three months ended July 31, 2021 compared to the three months ended August 1, 2020. Retail gross margin increased to 41.7% during the three months ended July 31, 2021 compared to 31.1% during the three months ended August 1, 2020. The Company attributes this improvement to the strong consumer demand combined with better inventory management which led to decreased markdowns compared to the prior year second quarter. Accordingly, the Company reduced inventory by approximately 13% compared to the prior year second quarter. Selling, general and administrative expenses increased to $365.9 million (23.3% of sales) compared to $267.1 million (29.1% of sales) for the prior year second quarter primarily due to increases in payroll expense, which was driven by the re-opening of our retail store locations. Increased retail sales during the second quarter of 2021 compared to the second quarter of 2020, provided support for these increased expenses. The Company reported net income of $185.7 million ($8.81 per share) compared to a net loss of $8.6 million ($0.37 per share) for the prior year second quarter.

Included in the net loss for the three months ended August 1, 2020 is a net tax benefit of $17.4 million ($0.75 per share) related to The Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), signed into law on March 27, 2020, which allowed for net operating loss carryback to years in which the federal income tax rate was 35%.

During the three months ended July 31, 2021, the Company purchased $112.2 million of its outstanding Class A Common Stock under its stock repurchase plan authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan"). As of July 31, 2021, authorization of $2.1 million remained under the March 2018 Plan. On May 15, 2021, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock (the "May 2021 Plan").

As of July 31, 2021, the Company had working capital of $1,111.8 million (including cash and cash equivalents of $669.5 million) and $565.9 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities, with no scheduled maturities until the end of fiscal 2022.  Cash flows provided by operating activities were $492.3 million for the six months ended July 31, 2021.

The Company maintained 280 Dillard's stores, including 31 clearance centers, and an internet store at July 31, 2021.

We source a significant portion of our private label and exclusive brand merchandise from countries that have experienced widespread transmission of the COVID-19 virus. Additionally, many of our branded merchandise vendors may also source a significant portion of their merchandise from these same countries. Manufacturing capacity in those countries has been significantly impacted by the pandemic and in some countries continues to negatively impact our supply chain with shipping delays as well as increased shipping costs.

Additionally, disruptions in the global transportation network which continued into fiscal 2021 have intensified in recent weeks, particularly in certain United States receiving ports. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports including our own imports, have experienced and are continuing to experience delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. At present, while monitoring the situation closely, management is unable to quantify the effects of these factors on the Company's results of operations and inventory position for fiscal 2021.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	July 31, 2021	August 1, 2020
Net sales (in millions)	$1,570.4	$919.0
Retail stores sales trend	72%	(35)%
Gross profit (in millions)	$643.2	$279.2
Gross profit as a percentage of net sales	41.0%	30.4%
Retail gross profit as a percentage of net sales	41.7%	31.1%
Selling, general and administrative expenses as a percentage of net sales	23.3%	29.1%
Cash flow provided by (used in) operations (in millions)*	$492.3	$(294.5)
Total retail store count at end of period	280	282
Retail sales per square foot	$33	$19
Retail store inventory trend	(13)%	(20)%
Annualized retail merchandise inventory turnover	2.9	1.7
*Cash flow from operations data is for the six months ended July 31, 2021 and August 1, 2020.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.0	2.8	2.1	3.6

	102.0	102.8	102.1	103.6

Cost of sales	59.0	69.6	58.7	77.9
Selling, general and administrative expenses	23.3	29.1	24.2	32.7
Depreciation and amortization	3.2	5.5	3.3	6.0
Rentals	0.3	0.6	0.4	0.7
Interest and debt expense, net	0.7	1.4	0.8	1.5
Other expense	0.1	0.2	0.2	0.2
(Gain) loss on disposal of assets	—	—	(0.9)	—

Income (loss) before income taxes	15.3	(3.6)	15.3	(15.3)
Income taxes (benefit)	3.5	(2.7)	3.4	(5.3)

Net income (loss)	11.8%	(0.9)%	11.9%	(10.0)%

Net Sales

	Three Months Ended
(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change
Net sales:
Retail operations segment	$1,539,396	$893,216	$646,180
Construction segment	30,982	25,828	5,154
Total net sales	$1,570,378	$919,044	$651,334

The percent change in the Company’s sales by segment and product category for the three months ended July 31, 2021 compared to the three months ended August 1, 2020 as well as the sales percentage by segment and product category to total net sales for the three months ended July 31, 2021 are as follows:

	% Change 2021 - 2020	% of Net Sales
Retail operations segment
Cosmetics	58.5%	13%
Ladies’ apparel	102.9	24
Ladies’ accessories and lingerie	59.2	15
Juniors’ and children’s apparel	61.4	9
Men’s apparel and accessories	71.1	20
Shoes	81.8	14
Home and furniture	21.6	3
		98
Construction segment	20.0	2
Total		100%

Net sales from the retail operations segment increased $646.2 million, or approximately 72%, during the three months ended July 31, 2021 compared to the three months ended August 1, 2020, primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the quarter due to the temporary closure of its brick-and-mortar stores during a portion of the second quarter of 2020 as well as the interdependence between in-store and online sales. Sales in all product categories increased significantly over the second quarter last year.

Compared to the second quarter of fiscal 2019, net sales from the retail operations segment for the three months ended July 31, 2021 and August 3, 2019 were $1,539.4 million and $1,378.2 million, respectively, increasing $161.2 million or approximately 12% while sales in comparable stores increased approximately 14%.

We recorded a return asset of $10.6 million and $8.4 million and an allowance for sales returns of $19.5 million and $10.8 million as of July 31, 2021 and August 1, 2020, respectively.

During the three months ended July 31, 2021, net sales from the construction segment increased $5.2 million or 20.0% compared to the three months ended August 1, 2020 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $51.8 million as of July 31, 2021, decreasing approximately 32% from January 30, 2021 and decreasing approximately 59% from August 1, 2020, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Six Months Ended
(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change
Net sales:
Retail operations segment	$2,836,132	$1,644,243	$1,191,889
Construction segment	62,789	61,456	1,333
Total net sales	$2,898,921	$1,705,699	$1,193,222

The percent change in the Company's sales by segment and product category for the six months ended July 31, 2021 compared to the six months ended August 1, 2020 as well as the sales percentage by segment and product category to total net sales for the six months ended July 31, 2021 are as follows:

	% Change 2021 - 2020	% of Net Sales
Retail operations segment
Cosmetics	59.3%	14%
Ladies’ apparel	89.4	23
Ladies’ accessories and lingerie	68.4	15
Juniors’ and children’s apparel	72.6	10
Men’s apparel and accessories	75.4	19
Shoes	72.8	14
Home and furniture	31.9	3
		98
Construction segment	2.2	2
Total		100%

Net sales from the retail operations segment increased $1,191.9 million, or approximately 72%, during the six months ended July 31, 2021 compared to the six months ended August 1, 2020 primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the period due to the temporary closure of its brick-and-mortar stores during a portion of the first six months of 2020 as well as the interdependence between in-store and online sales. Sales in all product categories increased significantly over the first six months of fiscal 2020.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 31, 2021 and August 1, 2020 was 22.8% and 20.8%, respectively.

Compared to the first six months of fiscal 2019, net sales from the retail operations segment for the six months ended July 31, 2021 and August 3, 2019 were $2,836.1 million and $2,798.7 million, respectively, increasing $37.4 million or approximately 1% while sales in comparable stores increased approximately 4%.

During the six months ended July 31, 2021, net sales from the construction segment increased $1.3 million or 2.2% compared to the six months ended August 1, 2020 due to an increase in construction activity.

Service Charges and Other Income

	Three Months Ended		Six Months Ended		Three Months	Six Months
(in thousands of dollars)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	$ Change 2021 - 2020	$ Change 2021-2020
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$17,735	$14,685	$35,443	$35,486	$3,050	$(43)
Shipping and handling income	10,223	8,657	18,704	20,224	1,566	(1,520)
Leased department income	1	491	3	862	(490)	(859)
Other	2,777	2,291	5,200	4,039	486	1,161
	30,736	26,124	59,350	60,611	4,612	(1,261)
Construction segment	318	15	696	449	303	247
Total service charges and other income	$31,054	$26,139	$60,046	$61,060	$4,915	$(1,014)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance increased $3.1 million during the three months ended July 31, 2021 compared to the three months ended August 1, 2020 primarily due to increases in finance charges. Income from the alliance decreased slightly for the six months ended July 31, 2021 compared to the six months ended August 1, 2020.

Shipping and handling income increased during the three months ended July 31, 2021 compared to the three months ended August 1, 2020 due to an increase in online shopping. Shipping and handling income decreased during the six months ended July 31, 2021 compared to the six months ended August 1, 2020 primarily due to an increase in online orders in the first quarter of 2020 as customer shopping patterns shifted to dillards.com as COVID-19 infection levels increased and brick-and-mortar stores were temporarily closed.

Compared to the second quarter of fiscal 2019, shipping and handling income for the three months ended July 31, 2021 and August 3, 2019 was $10.2 million and $6.2 million, respectively, increasing $4.1 million or 66.0%. Shipping and handling income for the six months ended July 31, 2021 and August 3, 2019 was $18.7 million and $12.2 million, respectively, increasing $6.5 million or 52.8%.

Leased department income consisted primarily of commissions from a principal licensed department of an upscale women's apparel vendor located in certain stores. By the end of July 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.

Gross Profit

(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$641,240	$277,407	$363,833	131.2%
Construction segment	1,928	1,790	138	7.7
Total gross profit	$643,168	$279,197	$363,971	130.4%

Six months ended
Retail operations segment	$1,194,241	$373,441	$820,800	219.8%
Construction segment	3,381	3,942	(561)	(14.2)
Total gross profit	$1,197,622	$377,383	$820,239	217.3%

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gross profit as a percentage of segment net sales:
Retail operations segment	41.7%	31.1%	42.1%	22.7%
Construction segment	6.2	6.9	5.4	6.4
Total gross profit as a percentage of net sales	41.0	30.4	41.3	22.1

Gross profit, as a percentage of sales, increased to 41.0% from 30.4% during the three months ended July 31, 2021 compared to the three months ended August 1, 2020, respectively.

Gross profit from retail operations, as a percentage of sales, increased to 41.7% from 31.1% during the three months ended July 31, 2021 compared to the three months ended August 1, 2020, respectively, primarily due to increased markdowns taken during the second quarter of fiscal 2020 as a result of the impact of the COVID-19 pandemic as well as better inventory management and stronger customer demand leading to decreased markdowns in the second quarter of fiscal 2021. Gross margin in ladies’ apparel, men’s apparel and accessories, shoes, and juniors’ and children’s apparel all improved significantly, gross margin in cosmetics improved moderately while gross margin in ladies’ accessories and lingerie remained essentially flat.

Compared to the second quarter of fiscal 2019, gross profit from retail operations, as a percentage of sales, increased 1,299 basis points of sales to 41.7% during the three months ended July 31, 2021 compared to 28.7% during the three months ended August 3, 2019 primarily due to better inventory management and customer demand leading to decreased markdowns in the second quarter of fiscal 2021.

Gross profit from the construction segment decreased 71 basis points of construction sales for the three months ended July 31, 2021 compared to the three months ended August 1, 2020.

Gross profit, as a percentage of sales, increased to 41.3% from 22.1% during the six months ended July 31, 2021 compared to the six months ended August 1, 2020.

Gross profit from retail operations, as a percentage of sales, increased to 42.1% from 22.7% during the six months ended July 31, 2021 compared to the six months ended August 1, 2020, respectively, primarily due to increased markdowns taken during the first six months of fiscal 2020 as a result of the impact of the COVID-19 pandemic as well as better inventory management and customer demand leading to decreased markdowns in the first six months of fiscal 2021. Gross margin increased significantly in all product categories except cosmetics which increased moderately.

Compared to the first six months of fiscal 2019, gross profit from retail operations, as a percentage of sales, increased 883 basis points of sales to 42.1% during the six months ended July 31, 2021 compared to 33.3% during the six months ended August 3, 2019 primarily due to better inventory management and customer demand leading to decreased markdowns in the first six months of fiscal 2021.

Gross profit from the construction segment decreased 103 basis points of construction sales for the six months ended July 31, 2021 compared to the six months ended August 1, 2020.

Inventory decreased 13% in total as of July 31, 2021 compared to August 1, 2020.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $4 million for the three and six months ended July 31, 2021, respectively.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$364,212	$265,801	$98,411	37.0%
Construction segment	1,656	1,261	395	31.3
Total SG&A	$365,868	$267,062	$98,806	37.0%

Six months ended
Retail operations segment	$699,355	$554,358	$144,997	26.2%
Construction segment	3,127	3,150	(23)	(0.7)
Total SG&A	$702,482	$557,508	$144,974	26.0%

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
SG&A as a percentage of segment net sales:
Retail operations segment	23.7%	29.8%	24.7%	33.7%
Construction segment	5.3	4.9	5.0	5.1
Total SG&A as a percentage of net sales	23.3	29.1	24.2	32.7

SG&A decreased to 23.3% of sales during the three months ended July 31, 2021 compared to 29.1% of sales during the three months ended August 1, 2020, while increasing $98.8 million.  SG&A from retail operations decreased to 23.7% of sales for the three months ended July 31, 2021 compared to 29.8% of sales for the three months ended August 1, 2020, while increasing $98.4 million. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.

SG&A decreased to 24.2% of sales during the six months ended July 31, 2021 compared to 32.7% of sales during the six months ended August 1, 2020, while increasing $145.0 million. SG&A from retail operations decreased to 24.7% of sales for the six months ended July 31, 2021 compared to 33.7% of sales for the six months ended August 1, 2020, while increasing $145.0 million. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.

Payroll expense and related payroll taxes for the three months ended July 31, 2021 was $246.7 million compared to $168.7 million for the three months ended August 1, 2020, increasing $78.0 million. Payroll expense and related payroll taxes for the six months ended July 31, 2021 was $472.1 million compared to $352.6 million for the six months ended August 1, 2020, increasing $119.5 million. During the first six months of fiscal 2020, the Company (a) furloughed store associates as stores temporarily closed due to the COVID-19 pandemic and furloughed associates in certain corporate and support facility functions and (b) reduced payroll expense and related payroll taxes and benefits by $6.1 million through the employee retention credit available under the CARES Act.

Compared to the second quarter of fiscal 2019, SG&A from retail operations for the three months ended July 31, 2021 and August 3, 2019 were $364.2 million (23.7% of sales) and $407.6 million (29.6% of sales), decreasing $43.4 million. SG&A from retail operations for the six months ended July 31, 2021 was $699.4 million (24.7% of sales) compared to $810.9 million (29.0% of sales), decreasing $111.5 million primarily due to decreases in payroll expense and related payroll taxes. During the first six months of fiscal 2021, stores were operating at reduced operating hours from the first six months of fiscal 2019, requiring fewer sales associates.

Depreciation and Amortization

(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$49,981	$50,784	$(803)	(1.6)%
Construction segment	62	167	(105)	(62.9)
Total depreciation and amortization	$50,043	$50,951	$(908)	(1.8)%

Six months ended
Retail operations segment	$96,319	$101,516	$(5,197)	(5.1)%
Construction segment	132	336	(204)	(60.7)
Total depreciation and amortization	$96,451	$101,852	$(5,401)	(5.3)%

Depreciation and amortization expense decreased $0.9 million and $5.4 million during the three and six months ended July 31, 2021 compared to the three and six months ended August 1, 2020 primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$10,782	$12,885	$(2,103)	(16.3)%
Construction segment	(11)	(12)	1	8.3
Total interest and debt expense, net	$10,771	$12,873	$(2,102)	(16.3)%

Six months ended
Retail operations segment	$22,332	$25,176	$(2,844)	(11.3)%
Construction segment	(26)	(33)	7	21.2
Total interest and debt expense, net	$22,306	$25,143	$(2,837)	(11.3)%

Net interest and debt expense decreased $2.1 million and $2.8 million during the three and six months ended July 31, 2021 compared to the three and six months ended August 1, 2020, respectively, primarily due to a decrease of short-term borrowings under the credit facility. Total weighted average debt decreased by $217.2 million and $241.3 million during the three and six months ended July 31, 2021 compared to the three and six months ended August 1, 2020, respectively, primarily due to a decrease of short-term borrowings under the credit facility.

Other Expense

(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$2,134	$2,104	$30	1.4%
Construction segment	—	—	—	—
Total other expense	$2,134	$2,104	$30	1.4%

Six months ended
Retail operations segment	$7,098	$4,208	$2,890	68.7%
Construction segment	—	—	—	—
Total other expense	$7,098	$4,208	$2,890	68.7%

Other expense increased $2.9 million during the six months ended July 31, 2021 compared to the six months ended August 1, 2020 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's secured revolving credit facility.

(Gain) Loss on Disposal of Assets

(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(6)	$45	$(51)
Construction segment	(3)	(12)	9
Total (gain) loss on disposal of assets	$(9)	$33	$(42)

Six months ended
Retail operations segment	$(24,679)	$27	$(24,706)
Construction segment	(3)	(13)	10
Total (gain) loss on disposal of assets	$(24,682)	$14	$(24,696)

During the six months ended July 31, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in (gain) loss on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.8% and 22.5% for the three and six months ended July 31, 2021, respectively. During the three and six months ended July 31, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company was in a net operating loss position for the fiscal year ended January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than the current 21%. The Company's estimated federal and state effective income tax rate was approximately 74.3% and 34.8% for the three and six months ended August 1, 2020, respectively. During the three and six months ended August 1, 2020, income tax benefit differed from what would be computed using the current statutory federal income tax rate of 21% primarily due to the recognition of a net tax benefit of $17.4 million and $32.1 million, respectively, related to the rate differential in the carryback year. Income tax benefit for the three and six months also included the effects of state and local income taxes.

The Company expects the fiscal 2021 federal and state effective income tax rate to approximate 22% to 23%. This rate may change if results of operations for fiscal 2021 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended July 31, 2021 and August 1, 2020 follows:

	Six Months Ended
(in thousands of dollars)	July 31, 2021	August 1, 2020	$ Change
Operating Activities	$492,301	$(294,509)	$786,810
Investing Activities	(9,101)	(38,084)	28,983
Financing Activities	(174,065)	138,384	(312,449)
Total Increase (Decrease) in Cash and Cash Equivalents	$309,135	$(194,209)	$503,344

Net cash flows from operations increased $786.8 million during the six months ended July 31, 2021 compared to the six months ended August 1, 2020 due to significant increases in net income, primarily due to increases in gross profit and changes in working capital. Compared to the first six months of fiscal 2019, net cash flows provided by operations for the six months ended July 31, 2021 were $492.3 million compared to cash flows used in operations for the six months ended August 3, 2019 of $18.6 million, increasing $510.9 million.

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

The Company received income of $35.4 million and $35.5 million from the Wells Fargo Alliance during the six months ended July 31, 2021 and August 1, 2020, respectively.  The Company cannot reasonably predict whether there will be any ongoing impact or the magnitude of any such impact of the COVID-19 pandemic on the portfolio's future earnings and the ongoing cash compensation from the Wells Fargo Alliance.

During the six months ended July 31, 2021, the Company received proceeds from insurance of $2.3 million for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $41.2 million and $38.6 million for the six months ended July 31, 2021 and August 1, 2020, respectively. The capital expenditures were primarily related to equipment purchases and the continued construction of two new stores during the current year. The Company has announced plans to open a new store at Mesa Mall in Grand Junction, Colorado during the Fall of 2021 (100,000 square feet). The Company has also announced plans to open a new store at University Place in Orem, Utah in the Spring of 2022 (160,000 square feet). Both opportunities arose from peer closures at those centers.

During the six months ended July 31, 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily from the sale of three store properties: (1) a 120,000 square foot location at Cortana Mall in Baton Rouge, Louisiana, which was permanently closed and sold; (2) a 200,000 square foot location at Paradise Valley Mall in Phoenix, Arizona, which was sold during our first fiscal quarter and closed during our second fiscal quarter and (3) a non-operating store property in Knoxville, Tennessee. The Company also plans to close its clearance center at Valle Vista Mall in Harlingen, Texas (100,000 square feet) during the third quarter. There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended July 31, 2021, the Company received proceeds from insurance of $2.8 million for claims filed for building losses related to storm damage incurred at two stores.

The Company had cash on hand of $669.5 million as of July 31, 2021.  During the first quarter of fiscal 2020 and as part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement.

The credit agreement was amended in April 2020 and became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries (the "2020 amended credit agreement"). The borrowings of $779 million were repaid concurrent with the execution of the 2020 amended credit agreement. During the six months ended August 1, 2020, the Company paid $3.0 million in issuance costs related to the 2020 amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet.

In April 2021, the Company further amended its secured credit agreement (the “2021 amended credit agreement”). See Note 7, Revolving Credit Agreement, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof for additional information. During the six months ended July 31, 2021, the Company paid $3.0 million in issuance costs related to the 2021 amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet, and the Company recognized a loss on the early extinguishment of debt of $2.8 million for the write-off of certain remaining deferred financing fees related to the 2020 amended credit agreement. This charge was recorded in other expense on the condensed consolidated statement of operations.

At July 31, 2021, no borrowings were outstanding, and letters of credit totaling $20.2 million were issued under the 2021 amended credit agreement leaving unutilized availability under the credit facility of $716.0 million.

During the six months ended July 31, 2021, the Company repurchased 1.4 million shares of Class A Common Stock at an average price of $125.81 per share for $171.0 million (including the accrual of $6.8 million of share repurchases that had not settled as of July 31, 2021) under the Company's March 2018 Plan. During the six months ended August 1, 2020, the Company repurchased 1.6 million shares of Class A Common Stock at an average price of $47.99 per share for $76.1 million (including the accrual of $3.0 million of share repurchases that had not settled as of August 1, 2020) under the Company's March 2018 Plan. Additionally, the Company paid $7.3 million for share repurchases that had not yet settled but were accrued at February 1, 2020. At July 31, 2021, $2.1 million of authorization remained under the March 2018 Plan and $500.0 million of authorization remained under the May 2021 Plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof for additional information.
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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2021 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, including the CARES Act and other subsequently-enacted COVID-19 stimulus packages, statements concerning share repurchases, statements concerning pension contributions, statements regarding the expected phase out of LIBOR and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 30, 2021, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of September 3, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2, 2021 through May 29, 2021	256,927	$112.86	256,927	$585,313,262
May 30, 2021 through July 3, 2021	65,111	148.34	65,111	575,654,805
July 4, 2021 through July 31, 2021	412,429	178.34	412,429	502,103,905
Total	734,467	$152.77	734,467	$502,103,905

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. This repurchase plan has no expiration date. During the three months ended July 31, 2021, the Company repurchased 0.7 million shares totaling $112.2 million. As of July 31, 2021, $2.1 million of authorization remained under the March 2018 Plan.
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

DILLARD’S, INC.
(Registrant)

Date:	September 3, 2021	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer