Form 10-Q
period 2021-10-30
DILLARD'S, INC.
filed 2021-12-03
CIK 28917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 27, 2021     15,447,941
CLASS B COMMON STOCK as of November 27, 2021       3,986,233

Index

DILLARD’S, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current assets:
Cash and cash equivalents	$619,721	$360,339	$61,124
Accounts receivable	28,472	36,693	28,406
Merchandise inventories	1,525,860	1,087,763	1,545,264
Federal and state income taxes	99,764	118,439	126,973
Other current assets	102,981	58,706	65,631

Total current assets	2,376,798	1,661,940	1,827,398

Property and equipment (net of accumulated depreciation and amortization of $2,586,059, $2,466,000 and $2,471,565, respectively)	1,218,840	1,289,302	1,348,799
Operating lease assets	41,189	47,612	40,471
Deferred income taxes	34,809	23,453	14,740
Other assets	68,560	70,208	74,581

Total assets	$3,740,196	$3,092,515	$3,305,989

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,285,786	$758,363	$1,031,806
Current portion of finance lease liabilities	180	695	849
Current portion of operating lease liabilities	11,432	13,819	12,775
Other short-term borrowings	—	—	15,000

Total current liabilities	1,297,398	772,877	1,060,430

Long-term debt	365,982	365,849	365,814
Finance lease liabilities	—	—	180
Operating lease liabilities	29,293	33,392	27,412
Other liabilities	283,323	279,389	271,324
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	955,198	954,131	952,522
Accumulated other comprehensive loss	(33,350)	(34,935)	(29,768)
Retained earnings	5,002,074	4,471,269	4,407,532
Less treasury stock, at cost	(4,360,962)	(3,950,697)	(3,950,697)

Total stockholders’ equity	1,564,200	1,441,008	1,380,829

Total liabilities and stockholders’ equity	$3,740,196	$3,092,515	$3,305,989

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$1,480,999	$1,024,899	$4,379,920	$2,730,598
Service charges and other income	30,913	27,213	90,959	88,273

	1,511,912	1,052,112	4,470,879	2,818,871

Cost of sales	796,276	658,684	2,497,575	1,987,000
Selling, general and administrative expenses	393,191	318,218	1,095,673	875,726
Depreciation and amortization	50,188	53,377	146,639	155,229
Rentals	4,947	5,115	15,157	16,304
Interest and debt expense, net	10,550	12,162	32,856	37,305
Other expense	2,134	2,105	9,232	6,313
(Gain) loss on disposal of assets	(4)	2,221	(24,686)	2,235

Income (loss) before income taxes	254,630	230	698,433	(261,241)
Income taxes (benefit)	57,300	(31,620)	157,200	(122,550)

Net income (loss)	$197,330	$31,850	$541,233	$(138,691)

Earnings (loss) per share:
Basic and diluted	$9.81	$1.43	$25.76	$(6.05)

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$197,330	$31,850	$541,233	$(138,691)
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $168, $138, $505 and $414, respectively)	528	430	1,585	1,291

Comprehensive income (loss)	$197,858	$32,280	$542,818	$(137,400)

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended October 30, 2021
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, July 31, 2021	$1,240	$955,198	$(33,878)	$4,808,737	$(4,121,718)	$1,609,579
Net income	—	—	—	197,330	—	197,330
Other comprehensive income	—	—	528	—	—	528
Purchase of 1,230,705 shares of treasury stock	—	—	—	—	(239,244)	(239,244)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,993)	—	(3,993)
Balance, October 30, 2021	$1,240	$955,198	$(33,350)	$5,002,074	$(4,360,962)	$1,564,200

	Three Months Ended October 31, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, August 1, 2020	$1,240	$952,522	$(30,198)	$4,378,988	$(3,931,238)	$1,371,314
Net income	—	—	—	31,850	—	31,850
Other comprehensive income	—	—	430	—	—	430
Purchase of 645,284 shares of treasury stock	—	—	—	—	(19,459)	(19,459)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,306)	—	(3,306)
Balance, October 31, 2020	$1,240	$952,522	$(29,768)	$4,407,532	$(3,950,697)	$1,380,829

	Nine Months Ended October 30, 2021
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, January 30, 2021	$1,240	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	541,233	—	541,233
Other comprehensive income	—	—	1,585	—	—	1,585
Issuance of 9,000 shares under equity plans	—	1,067	—	—	—	1,067
Purchase of 2,590,065 shares of treasury stock	—	—	—	—	(410,265)	(410,265)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	(10,428)	—	(10,428)
Balance, October 30, 2021	$1,240	$955,198	$(33,350)	$5,002,074	$(4,360,962)	$1,564,200

	Nine Months Ended October 31, 2020
			Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital		Retained Earnings	Treasury Stock
						Total
Balance, February 1, 2020	$1,239	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	(138,691)	—	(138,691)
Other comprehensive income	—	—	1,291	—	—	1,291
Issuance of 32,000 shares under equity plans	1	796	—	—	—	797
Purchase of 2,230,877 shares of treasury stock	—	—	—	—	(95,556)	(95,556)
Cash dividends declared:
Common stock, $0.45 per share	—	—	—	(10,271)	—	(10,271)
Balance, October 31, 2020	$1,240	$952,522	$(29,768)	$4,407,532	$(3,950,697)	$1,380,829

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Operating activities:
Net income (loss)	$541,233	$(138,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and other deferred cost	148,319	157,335
(Gain) loss on disposal of assets	(24,686)	2,235
Proceeds from insurance	2,902	8,659
Loss on early extinguishment of debt	2,830	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,221	17,754
Increase in merchandise inventories	(438,097)	(80,257)
Increase in other current assets	(49,214)	(13,680)
(Increase) decrease in other assets	(2,492)	456
Increase in trade accounts payable and accrued expenses and other liabilities	528,087	145,745
Increase (decrease) in income taxes	10,980	(162,494)

Net cash provided by (used in) operating activities	728,083	(62,938)

Investing activities:
Purchase of property and equipment and capitalized software	(79,748)	(52,100)
Proceeds from disposal of assets	29,293	1,533
Proceeds from insurance	3,801	—
Distribution from joint venture	1,475	215

Net cash used in investing activities	(45,179)	(50,352)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	(515)	(885)
Issuance cost of line of credit	(3,008)	(3,230)
Increase in short-term borrowings	—	15,000
Cash dividends paid	(9,734)	(10,669)
Purchase of treasury stock	(410,265)	(102,879)

Net cash used in financing activities	(423,522)	(102,663)

Increase (decrease) in cash and cash equivalents	259,382	(215,953)
Cash and cash equivalents, beginning of period	360,339	277,077

Cash and cash equivalents, end of period	$619,721	$61,124

Non-cash transactions:
Accrued capital expenditures	$7,168	$6,038
Stock awards	1,067	797
Lease assets obtained in exchange for new operating lease liabilities	4,536	4,084

See notes to condensed consolidated financial statements.

DILLARD’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended October 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022 due to, among other factors, the seasonal nature of the business and the ongoing effect of the COVID-19 pandemic.

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

All stores are currently open and are operating at reduced hours from fiscal 2019 operating hours. While the availability of vaccinations has led to re-openings across the country and the easing of restrictions, the continuing financial impact of COVID-19 to fiscal 2021 cannot be reasonably estimated at this time.

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
The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Retail operations segment
Cosmetics	13%	14%	13%	14%
Ladies’ apparel	22	20	23	21
Ladies’ accessories and lingerie	14	15	15	15
Juniors’ and children’s apparel	11	10	10	10
Men’s apparel and accessories	20	18	19	18
Shoes	16	16	15	15
Home and furniture	3	4	3	4
	99	97	98	97
Construction segment	1	3	2	3
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

(in thousands of dollars)	Retail Operations	Construction	Consolidated
Three Months Ended October 30, 2021
Net sales from external customers	$1,460,184	$20,815	$1,480,999
Gross profit	682,317	2,406	684,723
Depreciation and amortization	50,122	66	50,188
Interest and debt expense (income), net	10,557	(7)	10,550
Income before income taxes	254,152	478	254,630
Total assets	3,703,257	36,939	3,740,196

Three Months Ended October 31, 2020
Net sales from external customers	$994,588	$30,311	$1,024,899
Gross profit	364,232	1,983	366,215
Depreciation and amortization	53,290	87	53,377
Interest and debt expense (income), net	12,167	(5)	12,162
(Loss) income before income taxes	(232)	462	230
Total assets	3,279,241	26,748	3,305,989

Nine Months Ended October 30, 2021
Net sales from external customers	$4,296,316	$83,604	$4,379,920
Gross profit	1,876,558	5,787	1,882,345
Depreciation and amortization	146,441	198	146,639
Interest and debt expense (income), net	32,889	(33)	32,856
Income before income taxes	697,140	1,293	698,433
Total assets	3,703,257	36,939	3,740,196

Nine Months Ended October 31, 2020
Net sales from external customers	$2,638,831	$91,767	$2,730,598
Gross profit	737,673	5,925	743,598
Depreciation and amortization	154,806	423	155,229
Interest and debt expense (income), net	37,343	(38)	37,305
(Loss) income before income taxes	(262,598)	1,357	(261,241)
Total assets	3,279,241	26,748	3,305,989

Intersegment construction revenues of $12.0 million and $4.1 million for the three months ended October 30, 2021 and October 31, 2020, respectively, and $28.6 million and $22.3 million for the nine months ended October 30, 2021 and October 31, 2020, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
(in thousands of dollars)	October 30, 2021	January 30, 2021	October 31, 2020	February 1, 2020
Contract liabilities	$59,718	$68,021	$54,684	$75,229

During the nine months ended October 30, 2021 and October 31, 2020, the Company recorded $35.4 million and $39.7 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $68.0 million and $75.2 million at January 30, 2021 and February 1, 2020, respectively.
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

Construction
(in thousands of dollars)	October 30, 2021	January 30, 2021	October 31, 2020	February 1, 2020
Accounts receivable	$18,586	$25,094	$18,689	$28,522
Costs and estimated earnings in excess of billings on uncompleted contracts	2,333	450	781	2,179
Billings in excess of costs and estimated earnings on uncompleted contracts	6,521	4,685	5,808	5,737
During the nine months ended October 30, 2021 and October 31, 2020, the Company recorded $4.1 million and $4.9 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $4.7 million and $5.7 million at January 30, 2021 and February 1, 2020, respectively.
The remaining performance obligations related to executed construction contracts totaled $84.2 million, $76.2 million and $97.2 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

Note 4. Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$197,330	$31,850	$541,233	$(138,691)

Weighted average shares of common stock outstanding	20,109	22,264	21,009	22,930

Basic and diluted earnings (loss) per share	$9.81	$1.43	$25.76	$(6.05)

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended October 30, 2021 and October 31, 2020.

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

At October 30, 2021, letters of credit totaling $20.1 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6.  Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers.  The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment.  The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company contributed $1.6 million and $4.8 million to the Pension Plan during the three and nine months ended October 30, 2021, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.6 million during the remainder of fiscal 2021.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Components of net periodic benefit costs:
Service cost	$1,067	$1,090	$3,201	$3,270
Interest cost	1,438	1,536	4,312	4,608
Net actuarial loss	696	568	2,090	1,705
Net periodic benefit costs	$3,201	$3,194	$9,603	$9,583
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

At October 30, 2021, no borrowings were outstanding, and letters of credit totaling $20.1 million were issued under the 2021 amended credit agreement leaving unutilized availability under the credit facility of $779.9 million.

Note 8.  Stock Repurchase Programs

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). The March 2018 Plan permitted the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions and had no expiration date. During the nine months ended October 30, 2021, the Company completed the authorized purchases under the March 2018 Plan.

In May 2021, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under a new open-ended stock repurchase plan ("May 2021 Plan"). The May 2021 Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions and has no expiration date. As of October 30, 2021, $262.9 million of authorization remained under the May 2021 Plan.

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of shares repurchased	$239,244	$19,459	$410,265	$95,556
Number of shares repurchased	1,231	645	2,590	2,231
Average price per share	$194.40	$30.16	$158.40	$42.83

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date.  All amounts paid to reacquire these shares were allocated to treasury stock.

Note 9.  Income Taxes

During the three and nine months ended October 30, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company was in a net operating loss position for the fiscal year ended January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than the current 21%. During the three and nine months ended October 31, 2020, income tax benefit differed from what would be computed using the current statutory federal income tax rate of 21% primarily due to the recognition of a net tax benefit of $32.4 million and $64.6 million, respectively, related to the rate differential in the carryback year. Income tax benefit for the three and nine months also included the effects of state and local income taxes.

Note 10. Reclassifications from Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL
	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details about AOCL Components	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Defined benefit pension plan items
Amortization of actuarial losses	$696	$568	$2,090	$1,705	Total before tax (1)
	168	138	505	414	Income tax expense
	$528	$430	$1,585	$1,291	Total net of tax
_______________________________
(1)        This item is included in the computation of net periodic pension cost.  See Note 6, Benefit Plans, for additional information.

Note 11. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Beginning balance	$33,878	$30,198	$34,935	$31,059
Amounts reclassified from AOCL	(528)	(430)	(1,585)	(1,291)
Ending balance	$33,350	$29,768	$33,350	$29,768

Note 12. Leases

The Company leases retail stores, office space and equipment under operating leases. As of October 30, 2021, January 30, 2021 and October 31, 2020, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $41.2 million, $47.6 million and $40.5 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $40.7 million, $47.2 million and $40.2 million, respectively.
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

The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Finance lease assets	Property and equipment, net (a)	$62	$247	$353
Operating lease assets	Operating lease assets	41,189	47,612	40,471
Total leased assets		$41,251	$47,859	$40,824

Liabilities
Current
Finance	Current portion of finance lease liabilities	$180	$695	$849
Operating	Current portion of operating lease liabilities	11,432	13,819	12,775
Noncurrent
Finance	Finance lease liabilities	—	—	180
Operating	Operating lease liabilities	29,293	33,392	27,412
Total lease liabilities		$40,905	$47,906	$41,216
(a) Finance lease assets are recorded net of accumulated amortization of $14.5 million, $14.3 million and $14.2 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

Lease Cost		Three Months Ended		Nine Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Operations	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost (a)	Rentals	$4,947	$5,115	$15,157	$16,304
Finance lease cost
Amortization of leased assets	Depreciation and amortization	61	106	185	317
Interest on lease liabilities	Interest and debt expense, net	5	44	29	186
Net lease cost		$5,013	$5,265	$15,371	$16,807

(a) Includes short term lease costs of $0.5 million and $0.5 million for the three months and $1.4 million and $1.5 million for the nine months ended October 30, 2021 and October 31, 2020, respectively, and variable lease costs, including contingent rent, of $0.3 million and $0.4 million for the three months and $1.0 million and $1.1 million for the nine months ended October 30, 2021 and October 31, 2020, respectively.

Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2021 (excluding the nine months ended October 30, 2021)	$3,153	$181	$3,334
2022	13,174	—	13,174
2023	9,500	—	9,500
2024	4,830	—	4,830
2025	4,170	—	4,170
After 2025	14,296	—	14,296
Total minimum lease payments	49,123	181	49,304
Less amount representing interest	(8,398)	(1)	(8,399)
Present value of lease liabilities	$40,725	$180	$40,905

Lease Term and Discount Rate

October 30, 2021
Weighted-average remaining lease term
Operating leases	6.0 years
Finance leases	0.3 years
Weighted-average discount rate
Operating leases	6.2%
Finance leases	9.5%

Other Information

	Nine Months Ended
(in thousands of dollars)	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,962	$14,490
Operating cash flows from finance leases	29	186
Financing cash flows from finance leases	515	885

Note 13. (Gain) Loss on Disposal of Assets

During the nine months ended October 30, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in (gain) loss on disposal of assets.

During the three and nine months ended October 31, 2020, the Company recorded proceeds of $1.5 million primarily from the sale of one store property, resulting in a loss of $2.2 million that was recorded in (gain) loss on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at October 30, 2021 due to the short-term maturities of these instruments.  The fair value of the Company’s long-term debt at October 30, 2021 was approximately $429 million.  The carrying value of the Company’s long-term debt at October 30, 2021 was $366 million.  The fair value of the Company’s subordinated debentures at October 30, 2021 was approximately $217 million.  The carrying value of the Company’s subordinated debentures at October 30, 2021 was $200 million.

Note 15.  Subsequent Event

On November 18, 2021, the Company announced that its Board of Directors declared a special dividend of $15.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on December 15, 2021 to shareholders of record as of November 29, 2021.

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

During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores, and by June 2, 2020 all Dillard's store locations had been re-opened. Following our re-opening, a very small number of our locations were temporarily closed to in-store shopping due to government mandate. All stores are currently open and are operating at reduced hours from fiscal 2019 operating hours. While the availability of vaccinations has led to re-openings across the country and the easing of restrictions, the continuing financial impact of COVID-19 to fiscal 2021 cannot be reasonably estimated at this time.

The Company's results for the three months ended October 30, 2021 improved significantly compared to the three months ended October 31, 2020, marking a third sequential record quarterly performance. The strong consumer demand that began in the first quarter continued through the second and third quarters, leading to a 48% increase in comparable retail sales for the third quarter of 2021 compared to the third quarter of 2020 and a 12% increase compared to the third quarter of 2019.

Retail gross margin increased significantly to 46.7% during the three months ended October 30, 2021 compared to 36.6% during the three months ended October 31, 2020. The Company attributes this improvement to continued strong consumer demand combined with better inventory management which led to decreased markdowns compared to the prior year third quarter. Accordingly, the Company reduced inventory by approximately 1% compared to the prior year third quarter. Selling, general and administrative expenses ("SG&A") increased to $393.2 million (26.5% of sales) compared to $318.2 million (31.0% of sales) for the prior year third quarter primarily due to decreases in payroll expense in the prior year third quarter as store traffic, while recovering, was not to pre-pandemic levels. Increased retail sales during the third quarter of 2021 compared to the third quarter of 2020 provided support for these increased expenses as SG&A declined 450 basis points of sales. The Company reported net income of $197.3 million ($9.81 per share) compared to net income of $31.9 million ($1.43 per share) for the prior year third quarter.

Included in net income for the quarter ended October 31, 2020 is a net tax benefit of $32.4 million ($1.46 per share) related to The Coronavirus Aid, Relief and Economic Security ("CARES") Act, signed into law on March 27, 2020, which allowed for net operating loss carryback to years in which the federal income tax rate was 35%. Also included in net income for the quarter is a pretax loss of $2.2 million ($1.4 million after tax or $0.06 per share) primarily related to the sale of a store property.

During the three months ended October 30, 2021, the Company repurchased 1.2 million shares of its outstanding Class A Common Stock for $239.2 million under its stock repurchase plans authorized by the Company's Board of Directors in March 2018 (the "March 2018 Plan") and May 2021 (the "May 2021 Plan"). As of October 30, 2021, the Company had completed the authorized purchases under the March 2018 Plan, and $262.9 million of authorization remained under the May 2021 Plan.

As of October 30, 2021, the Company had working capital of $1,079.4 million (including cash and cash equivalents of $619.7 million) and $566.0 million of total debt outstanding, excluding finance lease liabilities and operating lease liabilities, with no scheduled maturities until the end of fiscal 2022.  Cash flows provided by operating activities were $728.1 million for the nine months ended October 30, 2021.

On November 18, 2021, the Company announced that its Board of Directors declared a special dividend of $15.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on December 15, 2021 to shareholders of record as of November 29, 2021.

The Company maintained 280 Dillard's stores, including 30 clearance centers, and an internet store at October 30, 2021.

We source a significant portion of our private label and exclusive brand merchandise from countries that have experienced widespread transmission of the COVID-19 virus. Additionally, many of our branded merchandise vendors may also source a significant portion of their merchandise from these same countries. Manufacturing capacity in those countries has been significantly impacted by the pandemic and in some countries the pandemic continues to negatively impact our supply chain with shipping delays as well as increased shipping costs.

Additionally, disruptions in the global transportation network, which began in fiscal 2020, have continued throughout fiscal 2021, and it is unclear when these issues will be resolved. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports including our own imports, have experienced and are continuing to experience delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. At present, while monitoring the situation closely, management is unable to quantify the effects of these factors on the Company's results of operations and inventory position for fiscal 2021.

With regard to operational staffing, management is particularly focused on the existing tight labor market, seeking to hire permanent and seasonal talent across multiple functions. In addition to existing labor market pressures, the Occupational Safety and Health Administration ("OSHA") issued an Emergency Temporary Standard ("ETS") on November 5, 2021 requiring all employers with 100 or more employees to mandate COVID-19 vaccination or testing effective January 4, 2022. Implementation of the ETS has been suspended pending further developments in litigation filed against OSHA. The Company continues to monitor the status of the litigation and the potential impact of the ETS on retaining and hiring employees and additional costs that may be incurred if this standard goes into effect.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 30, 2021	October 31, 2020
Net sales (in millions)	$1,481.0	$1,024.9
Retail stores sales trend	47%	(25)%
Comparable retail stores sales trend	48%	(24)%
Gross profit (in millions)	$684.7	$366.2
Gross profit as a percentage of net sales	46.2%	35.7%
Retail gross profit as a percentage of net sales	46.7%	36.6%
Selling, general and administrative expenses as a percentage of net sales	26.5%	31.0%
Cash flow provided by (used in) operations (in millions)*	$728.1	$(62.9)
Total retail store count at end of period	280	282
Retail sales per square foot	$31	$21
Retail store inventory trend	(1)%	(22)%
Annualized retail merchandise inventory turnover	2.5	1.8
*Cash flow from operations data is for the nine months ended October 30, 2021 and October 31, 2020.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	2.1	2.7	2.1	3.2

	102.1	102.7	102.1	103.2

Cost of sales	53.8	64.3	57.0	72.8
Selling, general and administrative expenses	26.5	31.0	25.0	32.1
Depreciation and amortization	3.4	5.2	3.3	5.7
Rentals	0.3	0.5	0.3	0.6
Interest and debt expense, net	0.7	1.2	0.8	1.4
Other expense	0.1	0.2	0.2	0.2
(Gain) loss on disposal of assets	—	0.2	(0.6)	0.1

Income (loss) before income taxes	17.2	—	15.9	(9.6)
Income taxes (benefit)	3.9	(3.1)	3.6	(4.5)

Net income (loss)	13.3%	3.1%	12.4%	(5.1)%

Net Sales

	Three Months Ended
(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change
Net sales:
Retail operations segment	$1,460,184	$994,588	$465,596
Construction segment	20,815	30,311	(9,496)
Total net sales	$1,480,999	$1,024,899	$456,100

The percent change in the Company’s sales by segment and product category for the three months ended October 30, 2021 compared to the three months ended October 31, 2020 as well as the sales percentage by segment and product category to total net sales for the three months ended October 30, 2021 are as follows:

	% Change 2021 - 2020	% of Net Sales
Retail operations segment
Cosmetics	31.6%	13%
Ladies’ apparel	61.2	22
Ladies’ accessories and lingerie	29.1	14
Juniors’ and children’s apparel	65.0	11
Men’s apparel and accessories	60.5	20
Shoes	44.4	16
Home and furniture	8.1	3
		99
Construction segment	(31.3)	1
Total		100%

Net sales from the retail operations segment increased $466 million, or approximately 47%, and sales in comparable stores increased approximately 48%, during the three months ended October 30, 2021 compared to the three months ended October 31, 2020, primarily due to the impact of the COVID-19 pandemic. Sales in all product categories increased significantly over the third quarter last year.

Compared to the third quarter of fiscal 2019, net sales from the retail operations segment for the three months ended October 30, 2021 and November 2, 2019 were $1,460.2 million and $1,334.2 million, respectively, increasing $126.0 million or approximately 9% while sales in comparable stores increased approximately 12%.

We recorded a return asset of $11.0 million and $7.5 million and an allowance for sales returns of $22.3 million and $12.5 million as of October 30, 2021 and October 31, 2020, respectively.

During the three months ended October 30, 2021, net sales from the construction segment decreased $9.5 million, or approximately 31%, compared to the three months ended October 31, 2020 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $84.2 million as of October 30, 2021, increasing approximately 10% from January 30, 2021 and decreasing approximately 13% from October 31, 2020, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Nine Months Ended
(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change
Net sales:
Retail operations segment	$4,296,316	$2,638,831	$1,657,485
Construction segment	83,604	91,767	(8,163)
Total net sales	$4,379,920	$2,730,598	$1,649,322

The percent change in the Company's sales by segment and product category for the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 30, 2021 are as follows:

	% Change 2021 - 2020	% of Net Sales
Retail operations segment
Cosmetics	48.9%	13%
Ladies’ apparel	79.3	23
Ladies’ accessories and lingerie	53.6	15
Juniors’ and children’s apparel	69.6	10
Men’s apparel and accessories	69.9	19
Shoes	61.5	15
Home and furniture	22.3	3
		98
Construction segment	(8.9)	2
Total		100%

Net sales from the retail operations segment increased $1,657.5 million, or approximately 63%, during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020 primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the period due to the temporary closure of its brick-and-mortar stores during a portion of the first nine months of 2020 as well as the interdependence between in-store and online sales. Sales in all product categories increased significantly over the first nine months of fiscal 2020.

Compared to the first nine months of fiscal 2019, net sales from the retail operations segment for the nine months ended October 30, 2021 and November 2, 2019 were $4,296.3 million and $4,132.9 million, respectively, increasing $163.4 million or approximately 4% while sales in comparable stores increased approximately 7%.

During the nine months ended October 30, 2021, net sales from the construction segment decreased $8.2 million, or approximately 9%, compared to the nine months ended October 31, 2020 due to a decrease in construction activity.

Service Charges and Other Income

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
(in thousands of dollars)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	$ Change 2021 - 2020	$ Change 2021-2020
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$18,701	$16,472	$54,143	$51,958	$2,229	$2,185
Shipping and handling income	9,672	7,917	28,376	28,140	1,755	236
Leased department income	1	212	4	1,075	(211)	(1,071)
Other	2,664	2,562	7,865	6,600	102	1,265
	31,038	27,163	90,388	87,773	3,875	2,615
Construction segment	(125)	50	571	500	(175)	71
Total service charges and other income	$30,913	$27,213	$90,959	$88,273	$3,700	$2,686

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance increased $2.2 million during the three months ended October 30, 2021 compared to the three months ended October 31, 2020 primarily due to decreases in credit losses. Income from the alliance increased $2.2 million during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020 primarily due to decreases in credit losses.

Shipping and handling income increased during the three and nine months ended October 30, 2021 compared to the three and nine months ended October 31, 2020, respectively, due to an increase in online shopping. The smaller increase for the nine-month period compared to the three-month period was primarily due to an increase in online orders in the first quarter of 2020 as customer shopping patterns shifted to dillards.com as COVID-19 infection levels increased and brick-and-mortar stores were temporarily closed.

Compared to the third quarter of fiscal 2019, shipping and handling income for the three months ended October 30, 2021 and November 2, 2019 was $9.7 million and $6.7 million, respectively, increasing $3.0 million or 45.0%. Shipping and handling income for the nine months ended October 30, 2021 and November 2, 2019 was $28.4 million and $18.9 million, respectively, increasing $9.5 million or 50.1%.

Leased department income consisted primarily of commissions from a principal licensed department of an upscale women's apparel vendor located in certain stores. By the end of July 2020, our agreement with this principal licensed department had been terminated. We expect future leased department income to be minimal.

Gross Profit

(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change	% Change
Gross profit:
Three months ended
Retail operations segment	$682,317	$364,232	$318,085	87.3%
Construction segment	2,406	1,983	423	21.3
Total gross profit	$684,723	$366,215	$318,508	87.0%

Nine months ended
Retail operations segment	$1,876,558	$737,673	$1,138,885	154.4%
Construction segment	5,787	5,925	(138)	(2.3)
Total gross profit	$1,882,345	$743,598	$1,138,747	153.1%

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gross profit as a percentage of segment net sales:
Retail operations segment	46.7%	36.6%	43.7%	28.0%
Construction segment	11.6	6.5	6.9	6.5
Total gross profit as a percentage of net sales	46.2	35.7	43.0	27.2

Gross profit, as a percentage of sales, increased to 46.2% from 35.7% during the three months ended October 30, 2021 compared to the three months ended October 31, 2020, respectively.

Gross profit from retail operations, as a percentage of sales, increased to 46.7% from 36.6% during the three months ended October 30, 2021 compared to the three months ended October 31, 2020, respectively, primarily due to increased markdowns taken during the third quarter of fiscal 2020 as a result of the impact of the COVID-19 pandemic as well as better inventory management and stronger customer demand leading to decreased markdowns in the third quarter of fiscal 2021. Gross margin increased significantly in all product categories except cosmetics which increased moderately.

Compared to the third quarter of fiscal 2019, gross profit from retail operations, as a percentage of sales, increased 1,221 basis points of sales to 46.7% during the three months ended October 30, 2021 compared to 34.5% during the three months ended November 2, 2019 primarily due to better inventory management and customer demand leading to decreased markdowns in the third quarter of fiscal 2021.

Gross profit, as a percentage of sales, increased to 43.0% from 27.2% during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020, respectively.

Gross profit from retail operations, as a percentage of sales, increased to 43.7% from 28.0% during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020, respectively, primarily due to increased markdowns taken during the first nine months of fiscal 2020 as a result of the impact of the COVID-19 pandemic as well as better inventory management and customer demand leading to decreased markdowns in the first nine months of fiscal 2021. Gross margin increased significantly in all product categories except cosmetics which increased moderately.

Compared to the first nine months of fiscal 2019, gross profit from retail operations, as a percentage of sales, increased 1000 basis points of sales to 43.7% during the nine months ended October 30, 2021 compared to 33.7% during the nine months ended November 2, 2019 primarily due to better inventory management and customer demand leading to decreased markdowns in the first nine months of fiscal 2021.

Inventory decreased 1% in total as of October 30, 2021 compared to October 31, 2020.  A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million and $5 million for the three and nine months ended October 30, 2021, respectively.

Management is monitoring the continuing supply chain issues, particularly with regard to shipping delays and disruptions in the global transportation network.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$391,463	$316,738	$74,725	23.6%
Construction segment	1,728	1,480	248	16.8
Total SG&A	$393,191	$318,218	$74,973	23.6%

Nine months ended
Retail operations segment	$1,090,818	$871,096	$219,722	25.2%
Construction segment	4,855	4,630	225	4.9
Total SG&A	$1,095,673	$875,726	$219,947	25.1%

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
SG&A as a percentage of segment net sales:
Retail operations segment	26.8%	31.8%	25.4%	33.0%
Construction segment	8.3	4.9	5.8	5.0
Total SG&A as a percentage of net sales	26.5	31.0	25.0	32.1

SG&A decreased to 26.5% of sales during the three months ended October 30, 2021 compared to 31.0% of sales during the three months ended October 31, 2020, while increasing $75.0 million.  SG&A from retail operations decreased to 26.8% of sales for the three months ended October 30, 2021 compared to 31.8% of sales for the three months ended October 31, 2020, while increasing $74.7 million. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.

SG&A decreased to 25.0% of sales during the nine months ended October 30, 2021 compared to 32.1% of sales during the nine months ended October 31, 2020, while increasing $219.9 million. SG&A from retail operations decreased to 25.4% of sales for the nine months ended October 30, 2021 compared to 33.0% of sales for the nine months ended October 31, 2020, while increasing $219.7 million. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.

Payroll expense and related payroll taxes for the three months ended October 30, 2021 was $261.5 million compared to $207.5 million for the three months ended October 31, 2020, increasing $53.9 million. Payroll expense and related payroll taxes for the nine months ended October 30, 2021 was $733.5 million compared to $560.1 million for the nine months ended October 31, 2020, increasing $173.4 million. During the first nine months of fiscal 2020, the Company (a) furloughed store associates as stores temporarily closed due to the COVID-19 pandemic and furloughed associates in certain corporate and support facility functions and (b) reduced payroll expense and related payroll taxes and benefits by $6.1 million through the employee retention credit available under the CARES Act.

Compared to the third quarter of fiscal 2019, SG&A from retail operations for the three months ended October 30, 2021 and November 2, 2019 were $391.5 million (26.8% of sales) and $416.7 million (31.2% of sales), respectively, decreasing $25.2 million. SG&A from retail operations for the nine months ended October 30, 2021 was $1,090.8 million (25.4% of sales) compared to $1,227.6 million (29.7% of sales) for the nine months ended November 2, 2019, decreasing $136.8 million primarily due to decreases in payroll expense and related payroll taxes. The Company continues to operate with reduced operating hours and fewer associates. With regard to operational staffing, management is particularly focused on the existing tight labor market, seeking to hire permanent and seasonal talent across multiple functions.

Depreciation and Amortization

(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change	% Change
Depreciation and amortization:
Three months ended
Retail operations segment	$50,122	$53,290	$(3,168)	(5.9)%
Construction segment	66	87	(21)	(24.1)
Total depreciation and amortization	$50,188	$53,377	$(3,189)	(6.0)%

Nine months ended
Retail operations segment	$146,441	$154,806	$(8,365)	(5.4)%
Construction segment	198	423	(225)	(53.2)
Total depreciation and amortization	$146,639	$155,229	$(8,590)	(5.5)%

Depreciation and amortization expense decreased $3.2 million and $8.6 million during the three and nine months ended October 30, 2021 compared to the three and nine months ended October 31, 2020 primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$10,557	$12,167	$(1,610)	(13.2)%
Construction segment	(7)	(5)	(2)	(40.0)
Total interest and debt expense, net	$10,550	$12,162	$(1,612)	(13.3)%

Nine months ended
Retail operations segment	$32,889	$37,343	$(4,454)	(11.9)%
Construction segment	(33)	(38)	5	13.2
Total interest and debt expense, net	$32,856	$37,305	$(4,449)	(11.9)%

Net interest and debt expense decreased $1.6 million and $4.4 million during the three and nine months ended October 30, 2021 compared to the three and nine months ended October 31, 2020, respectively, primarily due to a decrease of short-term borrowings under the credit facility. Total weighted average debt decreased by $75.7 million and $186.1 million during the three and nine months ended October 30, 2021 compared to the three and nine months ended October 31, 2020, respectively, primarily due to a decrease of short-term borrowings under the credit facility.

Other Expense

(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$2,134	$2,105	$29	1.4%
Construction segment	—	—	—	—
Total other expense	$2,134	$2,105	$29	1.4%

Nine months ended
Retail operations segment	$9,232	$6,313	$2,919	46.2%
Construction segment	—	—	—	—
Total other expense	$9,232	$6,313	$2,919	46.2%

Other expense increased $2.9 million during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's secured revolving credit facility.

(Gain) Loss on Disposal of Assets

(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(4)	$2,234	$(2,238)
Construction segment	—	(13)	13
Total (gain) loss on disposal of assets	$(4)	$2,221	$(2,225)

Nine months ended
Retail operations segment	$(24,683)	$2,261	$(26,944)
Construction segment	(3)	(26)	23
Total (gain) loss on disposal of assets	$(24,686)	$2,235	$(26,921)

During the nine months ended October 30, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in (gain) loss on disposal of assets.

During the three and nine months ended October 31, 2020, the Company recorded proceeds of $1.5 million primarily from the sale of one store property, resulting in a loss of $2.2 million that was recorded in (gain) loss on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.5% for the three and nine months ended October 30, 2021. During the three and nine months ended October 30, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company was in a net operating loss position for the fiscal year ended January 30, 2021. The CARES Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than the current 21%. The Company's estimated federal and state effective income tax rate was approximately 46.9% for the nine months ended October 31, 2020. During the three and nine months ended October 31, 2020, income tax benefit differed from what would be computed using the current statutory federal income tax rate of 21% primarily due to the recognition of a net tax benefit of $32.4 million and $64.6 million, respectively, related to the rate differential in the carryback year. Income tax benefit for the three and nine months also included the effects of state and local income taxes.

The Company expects the fiscal 2021 federal and state effective income tax rate to approximate 20% to 21%. This rate includes an expected federal income tax benefit due to a one-time deduction related to that portion of the special dividend of $15 per share to be paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan. This rate may change if results of operations for fiscal 2021 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 30, 2021 and October 31, 2020 follows:

	Nine Months Ended
(in thousands of dollars)	October 30, 2021	October 31, 2020	$ Change
Operating Activities	$728,083	$(62,938)	$791,021
Investing Activities	(45,179)	(50,352)	5,173
Financing Activities	(423,522)	(102,663)	(320,859)
Total Increase (Decrease) in Cash and Cash Equivalents	$259,382	$(215,953)	$475,335

Net cash flows from operations increased $791.0 million during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020 due to significant increases in net income, primarily due to increases in gross profit, and changes in working capital. Compared to the first nine months of fiscal 2019, net cash flows provided by operations were $728.1 million for the nine months ended October 30, 2021 and $23.0 million for the nine months ended November 2, 2019, an increase of $705.1 million.

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

The Company received income of $54.1 million and $52.0 million from the Wells Fargo Alliance during the nine months ended October 30, 2021 and October 31, 2020, respectively.  The Company cannot reasonably predict whether there will be any ongoing impact or the magnitude of any such impact of the COVID-19 pandemic on the portfolio's future earnings and the ongoing cash compensation from the Wells Fargo Alliance.

During the nine months ended October 30, 2021 and October 31, 2020, the Company received proceeds from insurance of $2.9 million and $8.7 million, respectively, for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $79.7 million and $52.1 million for the nine months ended October 30, 2021 and October 31, 2020, respectively. The capital expenditures were primarily related to equipment purchases and the continued construction of two new stores during the current year. During the nine months ended October 30, 2021, the Company opened a new store at Mesa Mall in Grand Junction, Colorado (100,000 square feet). The Company has also announced plans to open a new store at University Place in Orem, Utah in the Spring of 2022 (160,000 square feet). Both opportunities arose from peer closures at those centers.

During the nine months ended October 30, 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily from the sale of three store properties: (1) a 120,000 square foot location at Cortana Mall in Baton Rouge, Louisiana, which was permanently closed and sold; (2) a 200,000 square foot location at Paradise Valley Mall in Phoenix, Arizona, which was sold during our first fiscal quarter and closed during our second fiscal quarter and (3) a non-operating store property in Knoxville, Tennessee. The Company also closed its leased clearance center at Valle Vista Mall in Harlingen, Texas (100,000 square feet) during the third quarter. There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the nine months ended October 31, 2020, the Company received cash proceeds of $1.5 million and recorded a loss of $2.2 million, primarily for the sale of one store property in Slidell, Louisiana.
During the nine months ended October 30, 2021, the Company received proceeds from insurance of $3.8 million for claims filed for building losses related to storm damage incurred at two stores.

The Company had cash on hand of $619.7 million as of October 30, 2021.  During the first quarter of fiscal 2020 and as part of our overall liquidity management strategy and for peak working capital requirements, the Company maintained an unsecured credit facility that provided a borrowing capacity of $800 million with a $200 million expansion option ("credit agreement"). As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the Company borrowed $779 million under the credit agreement.

The credit agreement was amended in April 2020 and became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries (the "2020 amended credit agreement"). The borrowings of $779 million were repaid concurrent with the execution of the 2020 amended credit agreement. During the nine months ended October 31, 2020, the Company paid $3.2 million in issuance costs related to the 2020 amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet.

In April 2021, the Company further amended its secured credit agreement (the “2021 amended credit agreement”). See Note 7, Revolving Credit Agreement, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof for additional information. During the nine months ended October 30, 2021, the Company paid $3.0 million in issuance costs related to the 2021 amended credit agreement, which were recorded in other assets on the condensed consolidated balance sheet, and the Company recognized a loss on the early extinguishment of debt of $2.8 million for the write-off of certain remaining deferred financing fees related to the 2020 amended credit agreement. This charge was recorded in other expense on the condensed consolidated statement of operations.

At October 30, 2021, no borrowings were outstanding, and letters of credit totaling $20.1 million were issued under the 2021 amended credit agreement leaving unutilized availability under the credit facility of $779.9 million.

During the nine months ended October 30, 2021, the Company repurchased 2.6 million shares of Class A Common Stock at an average price of $158.40 per share for $410.3 million under its stock repurchase plans. During the nine months ended October 31, 2020, the Company (a) repurchased 2.2 million shares of Class A Common Stock at an average price of $42.83 per share for $95.6 million under its stock repurchase plan and (b) paid $7.3 million for share repurchases that had not yet settled but were accrued at February 1, 2020. As of October 30, 2021, the Company had completed the authorized purchases under the March 2018 Plan, and $262.9 million of authorization remained under the May 2021 Plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the "Notes to Condensed Consolidated Financial Statements," in Part I, Item I hereof for additional information.
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
The Company expects to finance its operations during fiscal 2021 from cash on hand, cash flows generated from operations and, if necessary, through the utilization of the credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.
On November 18, 2021, the Company announced that its Board of Directors declared a special dividend of $15.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on December 15, 2021 to shareholders of record as of November 29, 2021. The Company expects to fund the dividend from cash flows from operations.
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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements.  The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2021 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, including the CARES Act and other subsequently-enacted COVID-19 stimulus packages, statements concerning share repurchases, statements concerning pension contributions, statements regarding the expected phase out of LIBOR and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent, changes in consumer spending patterns, debt levels and their ability to meet credit obligations; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; world conflict and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 30, 2021, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities.  As of December 3, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

 There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On February 11, 2021, the Company issued 12,000 shares of Class A Common Stock in exchange for 12,000 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation. Additionally, on August 10, 2021, the Company issued 12,000 shares of Class A Common Stock in exchange for 12,000 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2021 through August 28, 2021	51,631	$195.50	51,631	$492,010,087
August 29, 2021 through October 2, 2021	801,715	194.27	801,715	336,264,571
October 3, 2021 through October 30, 2021	377,359	194.52	377,359	262,859,316
Total	1,230,705	$194.40	1,230,705	$262,859,316

In March 2018, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("March 2018 Plan"). In May 2021, the Company announced that its Board of Directors approved a new open-ended stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("May 2021 Plan"). During the three months ended October 30, 2021, the Company repurchased 1.2 million shares totaling $239.2 million under its stock repurchase plans. As of October 30, 2021, the Company had completed the authorized purchases under the March 2018 Plan, and $262.9 million of authorization remained under the May 2021 Plan.
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

DILLARD’S, INC.
(Registrant)

Date:	December 3, 2021	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer