Form 10-K
period 2022-01-29
DILLARD'S, INC.
filed 2022-03-29
CIK 28917

Table of Contents Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2021 was $2,274,005,736.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 26, 2022:

CLASS A COMMON STOCK, $0.01 par value	14,375,851
CLASS B COMMON STOCK, $0.01 par value	3,986,233
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2022 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

Table of Contents Contents

Table of Contents Contents
PART I
ITEM 1.    BUSINESS.
Dillard's, Inc. ("Dillard's", the "Company", "we", "us", "our" or "Registrant") ranks among the nation's largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 29, 2022, we operated 280 Dillard's stores, including 30 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC ("CDI"), a portion of whose business includes constructing and remodeling stores for the Company.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2021	Fiscal 2020	Fiscal 2019
Retail operations segment:
Cosmetics	14%	15%	14%
Ladies' apparel	21	18	22
Ladies' accessories and lingerie	15	17	15
Juniors' and children's apparel	10	9	9
Men's apparel and accessories	19	18	18
Shoes	15	15	15
Home and furniture	4	5	4
	98	97	97
Construction segment	2	3	3
Total	100%	100%	100%
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
Customers may visit us in person at any of our retail stores located primarily in shopping malls and open-air centers throughout the southwest, southeast and midwest regions of the United States. Our customers may also visit us online at our e-Commerce site, dillards.com, gaining company-wide access to in-store merchandise selections across 29 states as well as in our fulfillment and distribution centers. Customers also have the option to buy online and pickup in store or have their orders shipped directly to their desired location. Dillards.com also serves as a key customer engagement tool with continually updated style and trend content to both educate and inspire our customers.
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

Table of Contents Contents
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
We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores or online. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered private shopping nights, special discounts and advance notice of sale events. Wells Fargo administers the loyalty program that rewards customers for private label card usage.
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
Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively, and contained 52 weeks each.
Human Capital
As of December 25, 2021, the Company employed approximately 30,500 associates. Approximately 20,100 were full-time (greater than 35 hours per week) associates, 9,200 were part-time (20-35 hours per week) associates and 1,300 were limited status associates (less than 20 hours per week).1 None of our associates are represented by a union.
As a department store chain, the Company employs a wide range of associates, including sales associates, management professionals, maintenance professionals, call center associates, distribution center associates, buyers, advertising and back office personnel. Given the breadth of our employee base, we tailor our human capital management efforts with a view to specific associate populations.
Of the Company’s full-time associates, approximately 91% work in the retail stores. We focus on attracting and retaining excellent associates at the store level by providing compensation and benefits packages that are competitive within the applicable market.
Training and talent development. The Company develops talent by investing in both formalized classroom training, specialized training for our sales management team, ongoing mentorship programs and on-the-job experience. We seek to create an engaged workforce through open door policies and promotion opportunities. The Company’s philosophy is to develop talent and promote from within our organization, thus providing a better customer service model due to a deeper understanding of the overall business and our customers’ expectations. Career paths and opportunities for promotion are discussed with associates from the first day of training and on an ongoing basis. As of December 25, 2021, approximately 71% of the salaried managers at our stores were promoted from hourly store positions (increased from 63% as of the end of calendar 2020).
1 For purposes of this section, all figures are based on calendar year 2021.

Table of Contents Contents
Diversity and inclusion. The Company has a diverse customer base and seeks to achieve that same diversity in its workforce. As of December 25, 2021, approximately 75% of our store associates were women, and approximately 55% of our store associates were non-white.
In its efforts to promote diversity within our store positions, the Company has developed and made available to store level hiring managers a Diversity and Inclusion training curriculum. In addition, in order to ensure that all qualified candidates are aware of store promotion opportunities, each store posts promotion opportunities for supervisory positions.
Available Information
The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") and should not be considered to be a part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished with the SEC pursuant to Sections 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard's, Inc. investor relations website: investor.dillards.com. Copies may also be obtained through the SEC's EDGAR website: sec.gov.
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

Table of Contents Contents
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
In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the virus has rapidly spread to other countries around the world, including the United States. In response to the pandemic, national and local governments, including those in the regions in which we operate, have taken various measures to attempt to slow the spread of the virus, including travel bans; prohibitions on group events and large gatherings; extended shutdowns of schools, government offices and certain businesses; curfews and recommendations to practice “social distancing.” Accordingly, the Company began closing its stores on March 19, 2020, and all store locations were temporarily closed by April 9, 2020. The Company reopened all stores as of June 2, 2020.
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

Table of Contents Contents
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
We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our real estate assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area. Additionally, we are subject to potential liability for environmental conditions on the property that we own or lease. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 74 stores along the Gulf and Atlantic coasts that are covered by third-party insurance but are self-insured for property and merchandise losses related to "named storms." As a result, the repair and replacement costs will be borne by us for damage to any of these stores from "named storms," which could have an adverse effect on our financial condition or results of operations.
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

Table of Contents Contents
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
The occurrence of, or threat of, a natural disaster, war (including the recent conflict in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), acts of violence, acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic) could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores or directly to customers. As a result of the occurrence of, or threat of, a natural disaster, war, acts of violence or acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic) in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Consumer Demand
Changes in economic, financial and political conditions, and the resulting impact on consumer confidence and consumer spending, could have an adverse effect on our business and results of operations.
The retail merchandise business is highly sensitive to changes in overall economic and political conditions that impact consumer confidence and spending. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, inflation, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Due to the Company's concentration of stores in energy producing regions, volatile conditions in these regions could adversely affect the Company's sales. Consumer purchases of discretionary items and other retail products generally decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic could also have an adverse effect on our results of operations.
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

Table of Contents Contents
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
Fluctuations in the price and availability of fuel, labor and raw materials as a result of inflation and other factors, combined with the inability to mitigate or to pass cost increases on to our customers or to change our merchandise mix as a result of such cost increases, could have an adverse impact on our profitability. Vendors and other suppliers of the Company may experience similar fluctuations, which may subject us to the effects of their price increases. For example, we have recently experienced significant inflation causing increases in fuel, materials and shipping costs. We may or may not be able to pass such costs along to our customers. Even when successful, attempts to pass such costs along to our customers might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability and the ability of our branded vendors to meet purchasing requirements in a timely manner. A decrease in domestic transportation capacity could impair our ability and the ability of our branded vendors to timely deliver merchandise to our distribution centers and stores. For instance, the United States is currently experiencing a shortage of truck drivers and trucks and truck parts, which may impact overall costs of transportation and the timely delivery of merchandise to our stores. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs.
Third party suppliers on whom we rely to obtain materials and provide production facilities and other third parties with whom we do business may experience financial difficulties due to current and future economic conditions, which may subject them to insolvency risk or may result in their inability or unwillingness to perform the obligations they owe us.
Our suppliers may experience financial difficulties due to a downturn in the industry or in other macroeconomic environments. Our suppliers’ cash and working capital needs can be adversely impacted by the increased cost and lower availability of merchandise, raw materials, fuel and labor as a result of inflation and other factors. Current and future economic conditions may prevent our suppliers from obtaining financing on favorable terms, which could impact their ability to supply us with merchandise on a timely basis.
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
If any of the third parties with which we do business become subject to insolvency, bankruptcy, receivership or similar proceedings, our rights and benefits in relation to, contractual and business relationships with such third parties could be terminated, modified in a manner adverse to us or otherwise materially impaired. There can be no assurances that we would be able to arrange for alternate or replacement contractual or business relationships on terms as favorable as our existing ones, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.

Table of Contents Contents
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
Other trade restrictions imposed by the United States Government, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could adversely affect our profitability. For example, beginning in Fiscal 2020, the United States Government took significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region of China ("Xinjiang Region"), including withhold release orders (“WROs") issued by United States Customs and Border Protection (“CBP”). The WROs allow CBP to detain and deny entry of imports suspected of containing cotton from Xinjiang, regardless of the origin of the finished products. This affected global supply chains, including our own supply chains for cotton-containing products. In late Fiscal 2021, the United States Government enacted the Uyghur Forced Labor Prevention Act (“UFLPA”), which presumes goods produced in the Xinjiang Region, or with labor linked to specified Chinese government-sponsored labor programs, were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. Compliance with UFLPA could lead to an increase in the cost of goods and adversely affect our profitability.
Our timely receipt of merchandise in the United States is dependent on an efficient global supply chain. Disruptions in the supply chain could adversely impact our ability to obtain adequate inventory on a timely basis and result in lost sales, increased costs and an overall decrease in our profits. For example, many disruptions in the global transportation network have occurred in Fiscal 2020 and 2021 due to the impact of COVID-19 and other factors, including increased shipping costs resulting from increased demand for shipping capacity and the increased cost of fuel. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports including our own imports, have experienced and are expected to continue experiencing delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise and additional freight costs.
Moreover, our third-party suppliers in foreign jurisdictions are subject to political and economic uncertainty. As a result, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our suppliers are located, including increased import duties, tariffs, trade restrictions and quotas; human rights concerns; working conditions and other labor rights and conditions; the environmental impact in foreign countries where merchandise is produced and raw materials or products are sourced; adverse foreign government regulations; wars, fears of war, terrorist attacks and organizing activities; inflation and adverse fluctuations of foreign currencies; and political unrest. We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the foregoing events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.
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

Table of Contents Contents
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
The Wells Fargo Alliance expires in November 2024. If, when the Wells Fargo Alliance expires, Wells Fargo is unable or unwilling to renew and continue owning and managing our proprietary credit cards on similar terms and conditions as exist today or we are unable to quickly and adequately contract with a comparable replacement vendor, then our operating results and cash flows could be adversely affected due to a decrease in private label credit card sales to our cardholding customers and a loss of revenues attributable to payments from Wells Fargo.
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
Risks Related to Information Technology and Information Security Risks
A significant disruption in our information technology systems and network and our inability to adequately maintain and update those systems could materially adversely affect our operations and financial condition.
Our operations are largely dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to order merchandise, track inventory flow, process transactions and generate performance and financial reports.
Our information technology systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks and ransomware attacks, usage errors by our employees and other items discussed previously in Item 1A, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and acts of war or terrorism. We rely on third-party service providers to provide hardware, software and services necessary to operate our

Table of Contents Contents
information technology systems. Outages, failures, viruses, attacks, catastrophic events, acts of war or terrorism, and usage errors by third-party service providers (or their vendors) could also affect our information technology systems. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim, which could adversely affect our business and operating results.
Additionally, to keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems and enhancements of our existing systems. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in our business.
Any failure to maintain the security of the information related to our Company, customers, employees and vendors or the information technology systems on which we rely for our operations could adversely affect our operations, damage our reputation, result in litigation or other legal actions against us, increase our operating costs and materially adversely affect our business and operating results.
We receive and store certain personal information about our employees and our customers, including information permitting cashless payments, both in our stores and through our online operations at dillards.com. In addition, our operations depend upon the secure transmission of confidential information over public networks. Further, our ability to supply merchandise to and operate our stores, process transactions and generate performance and financial reports are largely dependent on the security and integrity of our information technology network.
We, like other companies, face a risk of unauthorized access to devices and technology assets, as well as computer viruses, worms, bot attacks, ransomware and other destructive or disruptive software and attempts to misappropriate customer or employee information and cause system failures and disruptions. Such events can result in theft, alteration, deletion or encryption of data, or disruption of services provided by the devices and assets, as well as demands to pay a third party to regain access to encrypted files and prevent publication of stolen data. In addition, employee error, malfeasance or security lapses could result in exposure of confidential information or otherwise adversely disrupt or affect our operations. We rely on third-party service providers to provide hardware, software and services necessary to operate our information technology systems, and the same issues could occur at those third parties and have an effect on our operational technology or data. Such attacks, if successful, have the potential for creating a loss of sales, business disruption, reputational impact, litigation, liability to consumers, regulatory investigations, or otherwise adversely affect our ability to operate our business.
We have a longstanding Information Security program committed to regular risk assessment and risk mitigation practices surrounding the protection of confidential data and our information technology systems and network. Our security controls include network segmentation, firewalls, identity and access controls, endpoint protection solutions, as well as specific measures like point-to-point encryption and tokenization solutions for payment card data. We also maintain data breach preparedness plans, conduct exercises to test response plans, and employ other methods to protect our data and networks, and promote security awareness. Our Senior Management and Board of Directors exercise oversight of our security measures through various methods, including participation in response preparedness discussions and discussions regarding assessments, expenditures related to security and security controls.
It is possible that unauthorized persons might defeat our security measures, those of third-party service providers or vendors, and obtain personal information of customers, employees or others, or compromise our information technology systems. A breach, whether in our information technology systems or those of our third-party service providers or vendors, resulting in personal information being obtained by or exposed to unauthorized persons, could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Our reputation and our ability to attract new customers could be adversely impacted if we fail, or are perceived to have failed, to properly prevent and respond to these incidents. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations. A ransomware attack may also result in exposure to business interruption and lost sales, ransom payments, costs associated with recovery of data and replacement of systems, exposure to customer and employee litigation from disclosure of confidential information, fines and penalties.
A security breach also could result in a violation attributable to the Company of applicable privacy and other laws, and subject us to litigation by private customers, business partners, or securities litigation and regulatory investigations and proceedings, any of which could result in our exposure to civil or criminal liability. The regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, such as the California Consumer Privacy Act. Security breaches, cyber incidents or allegations that we used personal information in violation of applicable privacy and other laws could result in significant legal and financial exposure.

Table of Contents Contents
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
The Company's business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, changing demographics, prevailing wage rates and current or future minimum wage and healthcare reform legislation. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company's ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company's business and results of operations.
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

Table of Contents Contents
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
All of our stores are owned by us or leased from third parties. At January 29, 2022, we operated 280 stores in 29 states totaling approximately 47.7 million square feet of which we owned approximately 43.4 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.
The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 29, 2022:

Location	Number of stores	Owned Stores	Leased Stores	Owned Building on Leased Land	Partially Owned and Partially Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	15	14	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	42	38	2	2	—
Georgia	12	9	3	—	—
Iowa	3	3	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	9	6	1	2	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	3	2	1	—	—
New Mexico	5	3	2	—	—
Nevada	5	5	—	—	—
Ohio	12	10	2	—	—
Oklahoma	7	6	1	—	—
South Carolina	7	7	—	—	—
Tennessee	10	9	1	—	—
Texas	56	46	6	—	4
Utah	5	5	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	280	245	22	9	4

Table of Contents Contents
At January 29, 2022, we operated the following additional facilities:

Facility	Location	Square Feet	Owned / Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000
Additional property information is contained in Notes 1, 12, 13 and 14 in the "Notes to Consolidated Financial Statements," in Item 8 hereof.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 29, 2022, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

Table of Contents Contents
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table lists the names and ages of all executive officers of the Company, the nature of any family relationship between them and the Company's CEO and all positions and offices with the Company presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

Name	Age	Position & Office	Held Present Office Since	Family Relationship to CEO
William Dillard, II	77	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	72	Director; President	1998	Brother of William Dillard, II
Mike Dillard	70	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	75	Director; Executive Vice President	1998	Sister of William Dillard, II
William Dillard, III	51	Director; Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	64	Director; Senior Vice President	2015	Sister of William Dillard, II
Chris B. Johnson	50	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts	59	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
Tony Bolte (1)	63	Senior Vice President	2021	None
Dean L. Worley	56	Vice President; General Counsel	2012	None
Brant Musgrave	49	Vice President	2014	None
Mike Litchford	56	Vice President	2016	None
Tom Bolin	59	Vice President	2016	None
Annemarie Jazic (2)	38	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie (3)	38	Vice President	2017	Niece of William Dillard, II
James D. Stockman (4)	65	Vice President	2017	None
_______________________________________________________________________________
(1)    Mr. Bolte served as Vice President of Logistics from 2007 to 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics. In 2021, he was promoted to Senior Vice President of Information Technology and Logistics.
(2)    Mrs. Jazic served as Director of Contemporary Sportswear from 2006 to 2013 and Director of Online Experience from 2013 to 2017. In 2017, she was promoted to Vice President of Online Experience.
(3)    Mrs. Lucie served as a Divisional Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2010 to 2014 and served as a General Merchandise Manager of Ladies', Juniors' and Children's Exclusive Brands from 2014 to 2017. In 2017, she was promoted to Corporate Vice President of Ladies', Juniors' and Children's Exclusive Brands.
(4)     Mr. Stockman served as General Merchandise Manager of Exclusive Brands from 2004 to 2017. In 2017, he was promoted to Corporate Vice President of Ladies' Apparel.

Table of Contents Contents
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Dividend Information for Common Stock
The Company's Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol "DDS". No public market currently exists for the Company's Class B Common Stock.
While the Company currently expects to continue paying quarterly cash dividends during fiscal 2022, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.
Stockholders
As of February 26, 2022, there were 2,229 holders of record of the Company's Class A Common Stock and 4 holders of record of the Company's Class B Common Stock.
Repurchase of Common Stock

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2021 through November 27, 2021	—	$—	—	$262,859,316
November 28, 2021 through January 1, 2022	66,546	248.28	66,546	246,337,105
January 2, 2022 through January 29, 2022	548,602	244.83	548,602	112,022,064
Total	615,148	$245.20	615,148	$112,022,064
(1) The total number of shares purchased consists of shares purchased under the Board of Directors' authorized repurchase plan described below.
In May 2021, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's Class A Common Stock under an open-ended stock repurchase plan ("May 2021 Stock Plan"). This repurchase plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The repurchase plan has no expiration date. There was $112.0 million in remaining availability pursuant to the May 2021 Stock Plan as of January 29, 2022.
On February 24, 2022, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock. The repurchase plan has no expiration date.
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

Table of Contents Contents
Company Performance
The graph below compares the cumulative total returns on the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Dow Jones U.S. Apparel Retailers Index for each of the last five fiscal years to the extent available. The cumulative total return assumes $100 invested in the Company's Class A Common Stock and each of the indices at market close on January 27, 2017 (the last trading day prior to the start of fiscal 2017) and assumes reinvestment of dividends.
The table below the graph shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company's Class A Common Stock, the Standard & Poor's 500 Index and the Dow Jones U.S. Apparel Retailers Index as of the last day of each of the Company's last five fiscal years.

Stock Performance Graph
600
500
400
300
200
100
0
Dollars
Base Year
2017
2018
2019
2020
2021
Fiscal Year
Dillard's
S&P 500
DJ US Apparel Retailers

	2017	2018	2019	2020	2021
Dillard's, Inc.	$117.22	$121.40	$113.19	$166.36	$498.61
S&P 500	122.83	122.76	149.23	174.97	211.71
DJ US Apparel Retailers	111.79	123.61	139.67	149.32	163.30

Table of Contents Contents
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Dillard's, Inc. operates 280 retail department stores spanning 29 states and an Internet store. The Company also operates a general contracting construction company, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.
In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively, and contained 52 weeks each.
A discussion regarding results of operations and analysis of financial condition for the year ended January 30, 2021, as compared to the year ended February 1, 2020 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 30, 2021.
Due to the significant impact of COVID-19 on prior year figures, the information that follows will include certain comparisons to 2019 to provide additional context.
EXECUTIVE OVERVIEW
Fiscal 2021
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to impact the United States and global economies. The COVID-19 pandemic has had a significant impact on the Company's business, results of operations and financial position. The Company began closing stores on March 19, 2020 as mandated by state and local governments, and by April 9, 2020, all of the Company's brick-and-mortar store locations were temporarily closed to the public. Our eCommerce capabilities allowed us to use our closed store locations (with limited staffing) to fill orders from our Internet store.
During the month ended May 30, 2020 (fiscal May), we re-opened most of our full-line stores, and by June 2, 2020 all Dillard's store locations had been re-opened. All stores remained open throughout the fiscal year ended January 29, 2022, although operating at reduced hours compared to fiscal 2019.
Our results for fiscal 2021 improved significantly over fiscal 2020 and 2019. Beginning in the first quarter of 2021, as COVID-19 vaccines were rolled out, stimulus checks were released and warmer weather arrived, we began to experience improving sales, with momentum continuing throughout the year. Total retail sales increased 53% compared to fiscal 2020. The Company is not reporting comparable store retail sales for the 2021 fiscal year compared to fiscal 2020 due to the aforementioned COVID-19 store closures during the first half of fiscal 2020. Compared to fiscal 2019, comparable store retail sales increased 8%.
Gross margin improved significantly in fiscal 2021 compared to fiscal 2020 and 2019 primarily as a result of stronger consumer demand combined with our continued efforts to control inventory. Both factors resulted in less promotional activity and decreased markdowns compared to fiscal 2020 and 2019. Consolidated gross margin improved to a record 42.3% of sales during fiscal 2021 from 28.6% of sales in fiscal 2020. Retail gross margin for fiscal 2021 improved to a record 42.9% of sales from 29.4% of sales and 32.6% of sales for fiscal 2020 and 2019, respectively. Inventory at January 29, 2022 decreased 1% compared to January 30, 2021.
Consolidated selling, general and administrative (“SG&A”) expenses for fiscal 2021 increased to $1,536.6 million compared to $1,211.5 million for fiscal 2020. The increase of $325.1 million is primarily a result of COVID-19 related disruption in fiscal 2020 marked by temporary store closures and SG&A expense saving measures. Improved sales during 2021 provided support for the increased SG&A expenses which decreased approximately 450 basis points to 23.7% of sales from 28.2% of sales in fiscal 2020. Compared to fiscal 2019, consolidated SG&A expenses decreased $154.5 million to $1,536.6 million from $1,691.0 million, improving approximately 360 basis points of sales. The decrease is primarily due to decreased payroll and payroll-related taxes as we operated with reduced hours and fewer associates during fiscal 2021 compared to fiscal 2019.
Dillard's reported record net income for fiscal 2021 of $862.5 million ($41.88 per share) compared to a net loss of $71.7 million ($3.16 per share) for fiscal 2020.
Included in net income for fiscal 2021 is a pretax gain of $24.7 million ($19.5 million after tax or $0.95 per share) primarily related to the sale of three store properties and a net tax benefit of $18.0 million ($0.88 per share) due to the deduction related to that portion of a special dividend of $15 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year.

Table of Contents Contents
Included in the net loss for fiscal 2020 is a pretax loss of $2.2 million ($1.4 million after tax or $0.06 per share) primarily related to the sale of a store property and $10.7 million ($8.4 million after tax or $0.37 per share) in asset impairment charges. Also included in the net loss for fiscal 2020 is a net tax benefit of $45.2 million ($1.99 per share) related to The Coronavirus Aid, Relief and Economic Security ("CARES") Act.
We reported record cash flow provided by operations for fiscal 2021 of $1,280.0 million compared to $252.9 million for fiscal 2020. During fiscal 2021, we purchased $561.1 million (approximately 3.2 million shares) of Class A Common Stock under our share repurchase programs. As of January 29, 2022, authorization of $112.0 million remained under the May 2021 Stock Plan. During fiscal 2021, we paid $305.2 million in dividends including a special dividend of $15 per share in December of 2021. On February 24, 2022, we announced a new $500 million share repurchase program.
As of January 29, 2022, we had working capital of $948.5 million (including cash and cash equivalents of $716.8 million) and $566.0 million of total debt outstanding, excluding operating lease liabilities, and including one scheduled debt maturity of $44.8 million at the end of fiscal 2022.
Key Performance Indicators
We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net sales (in millions)	$6,493.0	$4,300.9	$6,203.5
Gross margin (in millions)	$2,745.3	$1,231.8	$1,967.5
Gross margin as a percentage of net sales	42.3%	28.6%	31.7%
Retail gross margin as a percentage of retail net sales	42.9%	29.4%	32.6%
Selling, general and administrative expenses as a percentage of net sales	23.7%	28.2%	27.3%
Cash flow from operations (in millions)	$1,280.0	$252.9	$365.1
Total retail store count at end of period	280	282	285
Retail sales per square foot	$138	$90	$127
Retail stores sales trend	53%	(31)%	(2)%	*
Comparable retail store sales trend	**	**	(1)%	*
Retail store inventory trend	(1)%	(26)%	(4)%
Retail merchandise inventory turnover	2.9	2.0	2.4
* Based upon the 52 weeks ended February 1, 2020 and the 52 weeks ended February 2, 2019.
** The Company reported no comparable store sales data for the fiscal year due to the temporary COVID-19-related closures of its brick-and-mortar stores during the first and second quarters of fiscal 2020 as well as the interdependence between in-store and online sales.
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

Table of Contents Contents
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
At present, a number of economic and geopolitical factors are affecting the U.S. and world economies, including rising gas prices (in part due to the war in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), increased shipping costs with reduced shipping capacity, U.S. port slowdowns, increasing U.S. wages in a tight labor market as well as some continuing effects from the COVID-19 pandemic, including countries from which we source some of our merchandise. The extent to which our business will be affected by these factors depends on our customer’s ability and willingness to accept price increases. Accordingly, the related financial impact to fiscal 2022 from these factors cannot be reasonably estimated at this time.
Seasonality and Inflation
Our business, like many other retailers, is subject to seasonal influences, with a significant portion of sales and income typically realized during the last quarter of our fiscal year due to the holiday season. Because of the seasonality of our business, results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
We do not believe that inflation has had a material effect on our results during the periods presented; however, our business will likely be affected by inflation in fiscal 2022, the extent of which depends on the customer's ability and willingness to accept price increases.
2022 Guidance
A summary of management's estimates of certain financial measures for fiscal 2022 is shown below:

(in millions of dollars)	Fiscal 2022 Estimated	Fiscal 2021 Actual
Depreciation and amortization	$190	$199
Rentals	23	23
Interest and debt expense, net	42	43
Capital expenditures	150	104
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

Table of Contents Contents
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
Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs and charges related to the write off of certain deferred financing fees in connection with the amendment and extension of the Company's secured revolving credit facility.
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

Table of Contents Contents
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
Merchandise inventory.  All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 29, 2022 and January 30, 2021, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2021, 2020, or 2019. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $8 million for fiscal 2021.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company's stores and warehouses are performed at least once during each fiscal year, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts. The differences between the estimated amounts of shrinkage and the actual amounts realized during the past three years have not been material.
Revenue recognition.   The Company's retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $19.6 million and $11.7 million and return assets of $10.8 million and $7.5 million as of January 29, 2022 and January 30, 2021, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal 2021, 2020 and 2019.
The Company's share of income under the Wells Fargo Alliance, involving the Dillard's branded private label credit cards is included as a component of service charges and other income. The Company recognized income of $74.8 million, $78.6 million and $91.2 million from the alliance in fiscal 2021, 2020 and 2019, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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

Table of Contents Contents
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
Insurance accruals.   The Company's consolidated balance sheets include liabilities with respect to claims for self-insured workers' compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $2 million per claim). The Company's retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 29, 2022 and January 30, 2021, insurance accruals of $39.9 million and $37.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. These expenses declined in fiscal 2020 due to temporary store closures, reduced operating hours and decreased associate headcount in response to COVID-19. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. A 10% change in our self-insurance reserve would have affected net income by approximately $3 million for fiscal 2021.
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

Table of Contents Contents
As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. Changes in the Company's assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.
The total amount of unrecognized tax benefits as of January 29, 2022 was $6.7 million, of which, $3.9 million would, if recognized, affect the Company's effective tax rate. The total amount of unrecognized tax benefits as of January 30, 2021 was $5.1 million, of which $3.3 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.
The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2015, 2016 and 2018 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Pension obligations.   The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate increased to 3.0% as of January 29, 2022 from 2.5% as of January 30, 2021. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $226.3 million is appropriately stated as of January 29, 2022; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $13 million. The Company expects to make a contribution to the pension plan of approximately $6.2 million in fiscal 2022. The Company expects pension expense to be approximately $11.8 million in fiscal 2022.

Table of Contents Contents
RESULTS OF OPERATIONS
The following table sets forth the results of operations and percentage of net sales, for the periods indicated:

	For the years ended
	January 29, 2022		January 30, 2021		February 1, 2020
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,492,993	100.0%	$4,300,895	100.0%	$6,203,520	100.0%
Service charges and other income	131,274	2.0	132,290	3.1	139,691	2.3
	6,624,267	102.0	4,433,185	103.1	6,343,211	102.3
Cost of sales	3,747,665	57.7	3,069,063	71.4	4,235,978	68.3
Selling, general and administrative expenses	1,536,554	23.7	1,211,483	28.2	1,691,017	27.3
Depreciation and amortization	199,321	3.1	213,378	5.0	222,349	3.6
Rentals	22,594	0.3	22,174	0.5	26,375	0.4
Interest and debt expense, net	43,092	0.7	49,108	1.1	46,227	0.7
Other expense	11,366	0.2	8,417	0.2	7,667	0.1
(Gain) loss on disposal of assets	(24,688)	(0.4)	2,230	0.1	(20,293)	(0.3)
Asset impairment and store closing charges	—	—	10,736	0.2	—	—
Income (loss) before income taxes (benefit)	1,088,363	16.8	(153,404)	(3.6)	133,891	2.2
Income taxes (benefit)	225,890	3.5	(81,750)	(1.9)	22,810	0.4
Net income (loss)	$862,473	13.3%	$(71,654)	(1.7)%	$111,081	1.8%

Sales

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net sales:
Retail operations segment	$6,374,753	$4,160,232	$6,012,170
Construction segment	118,240	140,663	191,350
Total net sales	$6,492,993	$4,300,895	$6,203,520
The percent change by segment and product category in the Company's sales for the past two years is as follows:

	Percent Change
	Fiscal 2021-2020	Fiscal 2020-2019
Retail operations segment
Cosmetics	44.1%	(23.5)%
Ladies' apparel	73.6	(43.5)
Ladies' accessories and lingerie	41.9	(25.8)
Juniors' and children's apparel	61.5	(30.5)
Men's apparel and accessories	61.1	(29.9)
Shoes	49.1	(29.9)
Home and furniture	14.6	(13.6)
Construction segment	(15.9)	(26.5)
2021 Compared to 2020
Net sales from the retail operations segment increased $2.2 billion during fiscal 2021 compared to fiscal 2020, an increase of 53% primarily due to the impact of the COVID-19 pandemic. The Company reported no comparable store sales data for the fiscal year due to the temporary closure of its brick-and-mortar stores in fiscal 2020 as well as the interdependence between in-store and online sales. During fiscal 2021, sales in all product categories increased significantly.

Table of Contents Contents
Net sales from the construction segment decreased $22.4 million or 16% during fiscal 2021 as compared to fiscal 2020 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $93.9 million, increasing approximately 23% from January 30, 2021.
2021 Compared to 2019
Net sales from the retail operations segment increased $362.6 million during fiscal 2021 compared to fiscal 2019, an increase of 6%, while sales in comparable stores increased 8%.
Exclusive Brand Merchandise
Sales penetration of exclusive brand merchandise for fiscal 2021, 2020 and 2019 was 22.7%, 20.4% and 21.1% of total net sales, respectively.
Service Charges and Other Income

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$74,780	$78,600	$91,225
Leased department income	6	1,078	4,576
Shipping and handling income	41,850	39,749	28,275
Other	13,917	11,648	14,929
	130,553	131,075	139,005
Construction segment	721	1,215	686
Total	$131,274	$132,290	$139,691
2021 Compared to 2020
Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased $3.8 million in fiscal 2021 compared to fiscal 2020 primarily due to decreases in finance charges partially offset by decreases in credit losses. Shipping and handling income increased during fiscal 2021 primarily due to an increase in online shopping.
2021 Compared to 2019
Income from the Wells Fargo Alliance decreased $16.4 million in fiscal 2021 compared to fiscal 2019 primarily due to decreases in finance charges partially offset by decreases in credit losses. Shipping and handling income increased $13.6 million in fiscal 2021 compared to fiscal 2019 primarily due to the increase in online orders and ship-from-store capabilities.
Gross Margin

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Gross margin:
Retail operations segment	$2,736,762	$1,223,614	$1,960,255
Construction segment	8,566	8,218	7,287
Total gross margin	$2,745,328	$1,231,832	$1,967,542
Gross margin as a percentage of segment net sales:
Retail operations segment	42.9%	29.4%	32.6%
Construction segment	7.2	5.8	3.8
Total gross margin as a percentage of net sales	42.3	28.6	31.7
2021 Compared to 2020
Gross margin as a percentage of net sales increased 1,364 basis points of sales during fiscal 2021 compared to fiscal 2020. Gross margin from retail operations increased 1,352 basis points of segment net sales during the same periods. The

Table of Contents Contents
increase is primarily due to increased markdowns taken during fiscal 2020 as a result of the COVID-19 pandemic as well as better inventory management and stronger customer demand leading to decreased markdowns in fiscal 2021. During fiscal 2021, gross margin increased significantly in all product categories, except for cosmetics, which increased moderately. Retail store inventory decreased 1% at January 29, 2022 compared to January 30, 2021.
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
Additionally, disruptions in the global transportation network, which began in fiscal 2020, continued throughout fiscal 2021, and it is unclear when these issues will be resolved. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports including our own imports, have experienced and are continuing to experience delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. At present, while monitoring the situation closely, management is unable to quantify the effects of these factors on the Company's results of operations and inventory position for fiscal 2022. Management is monitoring the continuing supply chain issues, particularly with regard to shipping delays and disruptions in the global transportation network.
Gross margin from the construction segment increased 140 basis points of segment net sales.
2021 Compared to 2019
Gross margin as a percentage of net sales increased 1,056 basis points of sales during fiscal 2021 compared to fiscal 2019. Gross margin from retail operations increased 1,033 basis points of segment net sales during the same periods. The increase is primarily due to better inventory management and stronger customer demand leading to decreased markdowns in fiscal 2021.
Gross margin from the construction segment increased 343 basis points of segment net sales.
Selling, General and Administrative Expenses ("SG&A")

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
SG&A:
Retail operations segment	$1,529,787	$1,205,394	$1,684,258
Construction segment	6,767	6,089	6,759
Total SG&A	$1,536,554	$1,211,483	$1,691,017
SG&A as a percentage of segment net sales:
Retail operations segment	24.0%	29.0%	28.0%
Construction segment	5.7	4.3	3.5
Total SG&A as a percentage of net sales	23.7	28.2	27.3
2021 Compared to 2020
SG&A increased $325.1 million, or 26.8%, during fiscal 2021 compared to fiscal 2020 while decreasing 451 basis points of sales. SG&A from retail operations decreased 497 basis points of segment net sales during fiscal 2021 compared to fiscal 2020. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.
Payroll expense and related payroll taxes for fiscal 2021 were $1,042.7 million compared to $788.5 million for fiscal 2020, an increase of 32.2%. During fiscal 2020, the Company (a) furloughed store associates as stores temporarily closed due to the COVID-19 pandemic and furloughed associates in certain corporate and support facility functions and (b) reduced payroll expense and related payroll taxes and benefits by $6.1 million through the employee retention credit available under the CARES Act.
With regard to continuing operational staffing needs, management is particularly focused on the existing tight labor market, seeking to hire permanent and seasonal talent across multiple functions at competitive wages.

Table of Contents Contents
2021 Compared to 2019
SG&A decreased $154.5 million, or 9.1%, during fiscal 2021 compared to fiscal 2019 while also decreasing 360 basis points of sales. SG&A from retail operations decreased 401 basis points of segment net sales during fiscal 2021 compared to fiscal 2019. The decrease in SG&A dollars was primarily due to decreases in payroll expense and payroll related taxes. The Company continues to operate with reduced operating hours and fewer associates compared to fiscal 2019.
Depreciation and Amortization

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Depreciation and amortization:
Retail operations segment	$199,061	$212,866	$221,643
Construction segment	260	512	706
Total depreciation and amortization	$199,321	$213,378	$222,349
2021 Compared to 2020
Depreciation and amortization expense decreased $14.1 million during fiscal 2021 compared to fiscal 2020, primarily due to the timing and composition of capital expenditures.
Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Interest and debt expense (income), net:
Retail operations segment	$43,131	$49,154	$46,337
Construction segment	(39)	(46)	(110)
Total interest and debt expense, net	$43,092	$49,108	$46,227
2021 Compared to 2020
Net interest and debt expense decreased $6.0 million in fiscal 2021 compared to fiscal 2020 primarily due to a decrease of short term borrowings under the credit facility. Total weighted average debt outstanding during fiscal 2021 decreased approximately $148.6 million compared to fiscal 2020 primarily due to a decrease of short term borrowings under the credit facility.
Other Expense

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Other expense:
Retail operations segment	$11,366	$8,417	$7,667
Construction segment	—	—	—
Total other expense	$11,366	$8,417	$7,667
2021 Compared to 2020
Other expense increased $2.9 million in fiscal 2021 compared to fiscal 2020 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company's secured revolving credit facility.
(Gain) Loss on Disposal of Assets

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
(Gain) loss on disposal of assets:
Retail operations segment	$(24,682)	$2,256	$(20,294)
Construction segment	(6)	(26)	1
Total (gain) loss on disposal of assets	$(24,688)	$2,230	$(20,293)

Table of Contents Contents
Fiscal 2021
During fiscal 2021, the Company received proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in (gain) loss on disposal of assets.
Fiscal 2020
During fiscal 2020, the Company received proceeds of $1.5 million primarily from the sale of one property, resulting in a loss of $2.2 million that was recorded in (gain) loss on disposal of assets.
Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Asset impairment and store closing charges:
Retail operations segment	$—	$10,736	$—
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$10,736	$—
Fiscal 2020
During fiscal 2020, the Company recorded $10.7 million in asset impairment charges related to certain clearance locations.
Income Taxes
The Company's estimated federal and state effective income tax rate was 20.8% in fiscal 2021, 53.3% in fiscal 2020, and 17.0% in fiscal 2019. The Company expects the fiscal 2022 federal and state effective income tax rate to approximate 22%.
Fiscal 2021
During fiscal 2021, income taxes included federal and state tax benefits of $20.1 million due to the deduction related to that portion of the Company's dividends that were paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan, including the special dividend of $15 per share paid on December 15, 2021.
Fiscal 2020
The Company was in a net operating loss position for the fiscal year ending January 30, 2021. The CARES Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than 21%. During fiscal 2020, income taxes included tax benefits of approximately $45.2 million related to the rate differential in the carryback year.

Table of Contents Contents
LIQUIDITY AND CAPITAL RESOURCES
The Company's current non-operating priorities for its use of cash are strategic investments to enhance the value of existing properties, stock repurchases and dividend payments to stockholders.
Cash flows for the Company's most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021 - 2020	2020 - 2019
Operating Activities	$1,280,020	$252,946	$365,074	406.0%	(30.7)%
Investing Activities	(69,788)	(48,380)	(68,092)	(44.2)	28.9
Financing Activities	(853,812)	(121,304)	(143,414)	(603.9)	15.4
Total Cash Provided	$356,420	$83,262	$153,568
Operating Activities
The primary source of the Company's liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company's business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 96.2%, 93.8% and 94.8% of total revenues in fiscal 2021, 2020 and 2019, respectively.
Net cash flows from operations increased $1.0 billion during fiscal 2021 compared to fiscal 2020 due to significant increases in net income, primarily due to increases in gross margin from stronger consumer demand and better inventory management following last year's net loss from the impact of the COVID-19 pandemic. Net cash flows from operations increased $914.9 million during fiscal 2021 compared to fiscal 2019.
Operating cash inflows also include the Company's income and reimbursements from the Wells Fargo Alliance and cash distributions from joint ventures (excluding returns of investments), if any. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.
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
The Company recognized income of $74.8 million, $78.6 million and $91.2 million from the Wells Fargo Alliance during fiscal 2021, 2020 and 2019, respectively.
During fiscal 2021 and 2020, the Company received proceeds from insurance of $2.9 million and $7.7 million, respectively, for claims filed for merchandise losses related to storm damage incurred at two stores.
At January 29, 2022, the Company had purchase obligations of $1,550.5 million outstanding for merchandise and store construction commitments, all of which are expected to be paid during fiscal 2022.
Investing Activities
Cash inflows from investing activities generally include proceeds from sales of property and equipment. Investment cash outflows generally include payments for capital expenditures such as property and equipment.
Capital expenditures increased $43.9 million for fiscal 2021 compared to fiscal 2020. The increase in capital expenditures was primarily related to the continued construction of two new stores during fiscal 2021. During fiscal 2021, the Company opened a new store at Mesa Mall in Grand Junction, Colorado (100,000 square feet). On March 11, 2022, the Company opened a new 160,000 square foot location at University Place in Orem, Utah which will replace Provo Towne

Table of Contents Contents
Centre in the same market (200,000 square feet). The Company will replace a leased building at Westgate Mall in Amarillo, Texas with a newly remodeled owned facility in the fall of 2022. During fiscal 2020, the Company opened an 85,000 square foot expansion at Columbia Mall in Columbia, Missouri (dual-anchor location totaling 185,000 square feet). Additionally, the Company replaced a 100,000 square foot leased facility at Richland Fashion Mall in Waco, Texas with a 125,000 square foot owned facility (dual-anchor location totaling 190,000 square feet).
During fiscal 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily related to the sale of three store properties: (1) a 120,000 square foot location at Cortana Mall in Baton Rouge, Louisiana, which was permanently closed and sold; (2) a 200,000 square foot location at Paradise Valley Mall in Phoenix, Arizona, which was permanently sold and closed and (3) a non-operating store property in Knoxville, Tennessee. During fiscal 2021, the Company also closed its leased clearance center at Valle Vista Mall in Harlingen, Texas (100,000 square feet). The Company has announced the upcoming closure of its leased clearance center at University Square Mall in Tampa, Florida (80,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.
During fiscal 2020, the Company received cash proceeds of $1.5 million and recorded a related loss of $2.2 million, primarily for the sale of one store property in Slidell, Louisiana. During fiscal 2020, we also permanently closed the locations at Central Mall in Lawton, Oklahoma (100,000 square feet); Crossroads Center in Waterloo, Iowa (150,000 square feet); and North Plains Mall in Clovis, New Mexico (62,000 square feet).
During fiscal 2021 and 2020, the Company received proceeds from insurance of $3.1 million and $6.1 million, respectively, for claims filed for building losses related to storm damage incurred at two stores.
During fiscal 2021, the Company received proceeds from life insurance of $0.7 million related to one policy. During fiscal 2020, the Company received life insurance proceeds of $4.3 million related to four policies.
Financing Activities
Our primary source of cash inflows from financing activities is generally borrowings from our $800 million senior secured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, finance lease obligations, the payment of dividends and the purchase of treasury stock.
Cash used in financing activities increased to $853.8 million in fiscal 2021 from $121.3 million in fiscal 2020. This increase was primarily due to increases in treasury stock purchases and cash dividends paid during 2021 (primarily related to the special $15 per share dividend paid in fiscal 2021).
Stock Repurchase.    In March 2018, the Company's Board of Directors authorized the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("March 2018 Stock Plan"). In May 2021, the Company announced that its Board of Directors approved the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open ended plan ("May 2021 Stock Plan"). As of January 29, 2022, the Company had completed the authorized purchases under the March 2018 Stock Plan, and $112.0 million of authorization remained under the May 2021 Stock Plan.
During fiscal 2021, the Company repurchased 3.2 million shares of Class A Common Stock for $561.1 million (including the accrual of $16.2 million of share repurchases that had not settled as of January 29, 2022) at an average price of $175.06 per share. During fiscal 2020, the Company repurchased 2.2 million shares of Class A Common Stock for $95.6 million at an average price of $42.83 per share. The ultimate disposition of the repurchased stock has not been determined.
Revolving Credit Agreement.    The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option ("credit agreement").
As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the company borrowed $779 million under the credit agreement.
In April 2020, the Company amended its credit agreement (the "2020 amendment"). Pursuant to the 2020 amendment, the credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The borrowings of $779 million were repaid concurrent with the execution of the 2020 amendment. During fiscal 2020, the

Table of Contents Contents
Company paid $3.2 million in issuance costs related to the 2020 amendment, which were recorded in other assets on the consolidated balance sheet.
In April 2021, the Company further amended the credit agreement (the "2021 amendment"). Pursuant to the 2021 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amended credit agreement ("total commitment"), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2021 amendment, matures on April 28, 2026.
During fiscal 2021, the Company paid $3.0 million in issuance costs related to the 2021 amendment, which were recorded in other assets on the consolidated balance sheet, and the Company recognized a loss on early extinguishment of debt of $2.8 million for the write-off of certain remaining deferred financing fees related to the 2020 amendment. This charge was recorded in other expense on the consolidated statement of operations.
No borrowings were outstanding at January 29, 2022. Letters of credit totaling $20.1 million were issued under the credit agreement leaving unutilized availability under the facility of $700.6 million at January 29, 2022. The Company had no borrowings during fiscal 2021, and the Company had weighted-average borrowings of $148.6 million and $76.9 million during fiscal 2020 and 2019, respectively.
Long-term Debt.    At January 29, 2022, the Company had $366.0 million of long-term debt, including the current portion, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.000% to 7.875% with due dates from fiscal 2022 through fiscal 2028.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2022	$44.8
2023	—
2024	—
2025	—
2026	96.0
During fiscal 2021 and 2020, the Company made finance lease payments of $0.7 million and $1.2 million, respectively, and no debt matured.
During fiscal 2022, the Company expects to accrue interest expense of $27.0 million on its long-term debt.
Subordinated Debentures.    As of January 29, 2022, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.
During fiscal 2022, the Company expects to accrue interest expense of $15.0 million on its subordinated debentures.
Dividends. During fiscal 2021, in addition to our typical quarterly dividends, the Board of Directors declared a special dividend of $15.00 per share that was paid on the Class A and Class B Common Stock of the Company.

Table of Contents Contents
Fiscal 2022 Outlook
The Company expects to finance its operations during fiscal 2022 from cash on hand, cash flows generated from operations and, if necessary, utilization of our revolving credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.
LIBOR
On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The 2021 amendment to our credit agreement included an approach to replace LIBOR with a SOFR-based rate. We have not yet transitioned to a SOFR-based rate and will continue to monitor, assess and plan for the replacement of LIBOR with an alternative rate. We also intend to work with the Wells Fargo Alliance and any other applicable agreements to determine a suitable alternative reference rate.
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

Table of Contents Contents
COMMERCIAL COMMITMENTS
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars) Other Commercial Commitments	Total Amounts Committed	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
$800 million line of credit, none outstanding(1)	$—	$—	$—	$—	$—
Standby letters of credit	20,083	20,083	—	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$20,083	$20,083	$—	$—	$—
___________________________________
(1)At January 29, 2022, letters of credit totaling $20.1 million were issued under the credit agreement.
NEW ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 hereof.

Table of Contents Contents
FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," "continue," or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company's future occurrences, plans and objectives, including those statements included under the headings "2022 Guidance" and "Fiscal 2022 Outlook" included in this Management's Discussion and Analysis and other statements regarding management's expectations and forecasts for the remainder of fiscal 2022 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, including the CARES Act and other subsequently-enacted COVID-19 stimulus packages, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements regarding the expected phase out of LIBOR, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation in fiscal 2022 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company's stores are located and the effect of these factors on the buying patterns of the Company's customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company's ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company's future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; global conflicts (including the recent conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption "Item 1A, Risk Factors" in this Annual Report.

Table of Contents Contents
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The table below provides information about the Company's obligations that are sensitive to changes in interest rates. The table presents maturities of the Company's long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

	Expected Maturity Date (fiscal year)
(in thousands of dollars)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Long-term debt	$44,800	$—	$—	$—	$96,000	$225,247	$366,047	$419,418
Average fixed interest rate	7.9%	—%	—%	—%	7.8%	7.3%	7.5%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$209,360
Average interest rate	—	—	—	—	—	7.5%	7.5%
The Company is exposed to market risk from changes in the interest rates under its $800 million credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. The rate of interest on borrowings under the credit agreement is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. The Company had no weighted average borrowings under this facility during fiscal 2021.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2022.
Our independent registered public accounting firm, KPMG LLP ("KPMG"), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 29, 2022. Please refer to KPMG's "Report of Independent Registered Public Accounting Firm" on page F-2 of this Annual Report.

Table of Contents Contents
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

Table of Contents Contents
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
The Company's Board of Directors ("Board") has adopted a Code of Conduct that applies to all Company employees, including the Company's executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company's behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company intends to satisfy the disclosure requirements of Form 8-K regarding any such waiver from, or an amendment to, any provision of the Code of Conduct, by posting such waiver or amendment on the Company's website. The current version of the Code of Conduct is available free of charge on the Company's investor relations website, investor.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Guymon, Director of Investor Relations, at the Company's corporate executive offices at 1600 Cantrell Road, Little Rock, AR 72201.
ITEM 11.    EXECUTIVE COMPENSATION.
The information called for by this item is incorporated herein by reference from the information under the headings "2021 Director Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders*	—	$—	8,279,892
Total	—	$—	8,279,892
___________________________________
*    Included in this category are the following equity compensation plans, which have been approved by the Company's stockholders:

Table of Contents Contents

Equity compensation plan	Number of securities available for future issuance
1990 Incentive and Nonqualified Stock Option Plan	5,125,417
1998 Incentive and Nonqualified Stock Option Plan	1,760,905
2000 Incentive and Nonqualified Stock Option Plan	382,705
Dillard's, Inc. Stock Bonus Plan	702,267
Dillard's, Inc. Stock Purchase Plan	174,412
Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan	134,186
8,279,892
There are no non-stockholder approved plans. Balances presented in the table above are as of January 29, 2022.
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

Table of Contents Contents
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) and (2)    Financial Statements
An "Index of Financial Statements" has been filed as a part of this report beginning on page F-1 hereof.
(a)(3)    Exhibits and Management Compensatory Plans
The "Exhibit Index" beginning on page 40 hereof identifies exhibits incorporated herein by reference or filed with this report.

Table of Contents Contents
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

*10(m)
Amendment No. 3 to Five-Year Credit Agreement between Dillard's, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 3, 2021, File No. 1-6140).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Table of Contents Contents

Number	Description
32(b)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32(c)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________
*    Incorporated by reference as indicated.
+    A management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY.
None.

Table of Contents Contents
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
Date: March 29, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William Dillard, II	/s/ Chris B. Johnson
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Chris B. Johnson Senior Vice President and Co-Principal Financial Officer

/s/ Alex Dillard	/s/ Phillip R. Watts
Alex Dillard President and Director	Phillip R. Watts Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Mike Dillard	/s/ Drue Matheny
Mike Dillard Executive Vice President and Director	Drue Matheny Executive Vice President and Director

/s/ Denise Mahaffy	/s/ William Dillard, III
Denise Mahaffy Senior Vice President and Director	William Dillard, III Senior Vice President and Director

/s/ Robert C. Connor	/s/ James I. Freeman
Robert C. Connor Director	James I. Freeman Director

/s/ H. Lee Hastings, III	/s/ Rob C. Holmes
H. Lee Hastings, III Director	Rob C. Holmes Director

/s/ Frank R. Mori	/s/ Reynie Rutledge
Frank R. Mori Director	Reynie Rutledge Director

/s/ Warren A. Stephens	/s/ J. C. Watts, Jr.
Warren A. Stephens Director	J. C. Watts, Jr. Director

/s/ Nick White
Nick White Director
Date: March 29, 2022

Table of Contents Contents
INDEX OF FINANCIAL STATEMENTS
DILLARD'S, INC. AND SUBSIDIARIES
Year Ended January 29, 2022

Table of Contents Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Dillard’s, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dillard's, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Table of Contents Contents
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
Pension Plan projected benefit obligation
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company had an unfunded, non-qualified defined benefit plan (Pension Plan) with a projected benefit obligation of $226.3 million as of January 29, 2022. The Pension Plan’s costs are accounted for using actuarial valuations. The discount rate that the Company utilizes for determining the projected benefit obligation is based on the FTSE Above Median Pension yield curve as of the end of each fiscal year.
We identified the evaluation of the Company’s measurement of the Pension Plan projected benefit obligation as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rate used to determine the projected benefit obligation, as minor changes in the rate could have a significant impact on the projected benefit obligation. Additionally, the assessment of the discount rate required specialized actuarial skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s benefit obligation process, including a control related to the actuarial determination of the discount rate used in the measurement of the projected benefit obligation. Additionally, we involved an actuarial professional with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rate by:
•assessing changes in the discount rate from the prior year against changes in published indices
•evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the projected benefit obligation
•evaluating the selected yield curve and its consistency with the prior year and spot rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Dallas, Texas
March 29, 2022

Table of Contents Contents
Consolidated Balance Sheets
Dollars in Thousands

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$716,759	$360,339
Accounts receivable	39,777	36,693
Merchandise inventories	1,080,178	1,087,763
Federal and state income taxes	—	118,439
Other current assets	77,937	58,706
Total current assets	1,914,651	1,661,940
Property and equipment:
Land and land improvements	50,267	51,467
Buildings and leasehold improvements	3,059,582	3,069,102
Furniture, fixtures and equipment	567,799	614,499
Buildings under construction	30,418	5,678
Buildings and equipment under finance leases	—	14,556
Less accumulated depreciation and amortization	(2,517,915)	(2,466,000)
	1,190,151	1,289,302
Operating lease assets	42,941	47,612
Deferred income taxes	28,931	23,453
Other assets	68,883	70,208
Total assets	$3,245,557	$3,092,515
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable and accrued expenses	$886,233	$758,363
Current portion of long-term debt	44,800	—
Current portion of finance lease liabilities	—	695
Current portion of operating lease liabilities	11,712	13,819
Federal and state income taxes	23,441	—
Total current liabilities	966,186	772,877
Long-term debt	321,247	365,849
Operating lease liabilities	30,969	33,392
Other liabilities	275,937	279,389
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders' equity:
Common stock, Class A— 120,034,892 and 119,996,086 shares issued; 14,838,599 and 18,005,006 shares outstanding	1,200	1,200
Common stock, Class B (convertible)—3,986,233 and 4,010,233 shares issued and outstanding	40	40
Additional paid-in capital	956,653	954,131
Accumulated other comprehensive loss	(22,798)	(34,935)
Retained earnings	5,027,922	4,471,269
Less treasury stock, at cost, Class A—105,196,293 and 101,991,080 shares	(4,511,799)	(3,950,697)
Total stockholders' equity	1,451,218	1,441,008
Total liabilities and stockholders' equity	$3,245,557	$3,092,515
See notes to consolidated financial statements.

Table of Contents Contents
Consolidated Statements of Operations
Dollars in Thousands, Except Per Share Data

	Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$6,492,993	$4,300,895	$6,203,520
Service charges and other income	131,274	132,290	139,691
	6,624,267	4,433,185	6,343,211
Cost of sales	3,747,665	3,069,063	4,235,978
Selling, general and administrative expenses	1,536,554	1,211,483	1,691,017
Depreciation and amortization	199,321	213,378	222,349
Rentals	22,594	22,174	26,375
Interest and debt expense, net	43,092	49,108	46,227
Other expense	11,366	8,417	7,667
(Gain) loss on disposal of assets	(24,688)	2,230	(20,293)
Asset impairment and store closing charges	—	10,736	—
Income (loss) before income taxes (benefit)	1,088,363	(153,404)	133,891
Income taxes (benefit)	225,890	(81,750)	22,810
Net income (loss)	$862,473	$(71,654)	$111,081
Earnings (loss) per common share:
Basic	$41.88	$(3.16)	$4.38
Diluted	41.88	(3.16)	4.38
See notes to consolidated financial statements.

Table of Contents Contents
Consolidated Statements of Comprehensive Income (Loss)
Dollars in Thousands

	Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income (loss)	$862,473	$(71,654)	$111,081
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $3,867, $(1,176) and $(5,887))	12,137	(3,876)	(18,250)
Comprehensive income (loss)	$874,610	$(75,530)	$92,831
See notes to consolidated financial statements.

Table of Contents Contents
Consolidated Statements of Stockholders' Equity
Dollars in Thousands, Except Share and Per Share Data

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Treasury Stock
	Class A	Class B					Total
Balance, February 2, 2019	$1,199	$40	$948,835	$(12,809)	$4,458,006	$(3,716,890)	$1,678,381
Net income	—	—	—	—	111,081	—	111,081
Other comprehensive loss	—	—	—	(18,250)	—	—	(18,250)
Issuance of 47,018 shares under stock plans	—	—	2,891	—	—	—	2,891
Purchase of 2,198,779 shares of treasury stock	—	—	—	—	—	(138,251)	(138,251)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	—	(12,593)	—	(12,593)
Balance, February 1, 2020	1,199	40	951,726	(31,059)	4,556,494	(3,855,141)	1,623,259
Net loss	—	—	—	—	(71,654)	—	(71,654)
Other comprehensive loss	—	—	—	(3,876)	—	—	(3,876)
Issuance of 49,347 shares under stock plans	1	—	2,405	—	—	—	2,406
Purchase of 2,230,877 shares of treasury stock	—	—	—	—	—	(95,556)	(95,556)
Cash dividends declared:
Common stock, $0.60 per share	—	—	—	—	(13,571)	—	(13,571)
Balance, January 30, 2021	1,200	40	954,131	(34,935)	4,471,269	(3,950,697)	1,441,008
Net income	—	—	—	—	862,473	—	862,473
Other comprehensive income	—	—	—	12,137	—	—	12,137
Issuance of 14,806 shares under stock plans	—	—	2,522	—	—	—	2,522
Purchase of 3,205,213 shares of treasury stock	—	—	—	—	—	(561,102)	(561,102)
Cash dividends declared:
Common stock, $15.70 per share	—	—	—	—	(305,820)	—	(305,820)
Balance, January 29, 2022	$1,200	$40	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
   See notes to consolidated financial statements.

Table of Contents Contents
Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Operating activities:
Net income (loss)	$862,473	$(71,654)	$111,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	201,435	216,315	224,309
Deferred income taxes	(7,448)	(23,946)	(5,415)
(Gain) loss on disposal of assets	(24,688)	2,230	(20,293)
Proceeds from insurance	2,902	7,682	397
Gain from insurance proceeds	—	(548)	—
Loss on early extinguishment of debt	2,830	—	—
Asset impairment and store closing charges	—	10,736	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,084)	9,467	3,693
Decrease in merchandise inventories	7,585	377,244	63,410
(Increase) decrease in other current assets	(23,769)	(11,847)	9,554
Increase in other assets	(3,832)	(14)	(1,220)
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	122,607	(123,285)	(25,597)
Increase (decrease) in income taxes payable	143,009	(139,434)	5,155
Net cash provided by operating activities	1,280,020	252,946	365,074
Investing activities:
Purchase of property and equipment and capitalized software	(104,360)	(60,453)	(103,383)
Proceeds from disposal of assets	29,296	1,538	30,580
Proceeds from insurance	3,801	10,320	2,416
Distribution from joint venture	1,475	215	2,295
Net cash used in investing activities	(69,788)	(48,380)	(68,092)
Financing activities:
Principal payments on long-term debt and finance lease liabilities	(695)	(1,219)	(966)
Cash dividends paid	(305,240)	(13,976)	(11,520)
Purchase of treasury stock	(544,868)	(102,879)	(130,928)
Issuance cost of line of credit	(3,009)	(3,230)	—
Net cash used in financing activities	(853,812)	(121,304)	(143,414)
Increase in cash and cash equivalents	356,420	83,262	153,568
Cash and cash equivalents, beginning of year	360,339	277,077	123,509
Cash and cash equivalents, end of year	$716,759	$360,339	$277,077
Non-cash transactions:
Accrued capital expenditures	$5,901	$6,731	$9,295
Stock awards	2,522	2,406	2,891
Accrued purchases of treasury stock	16,234	—	7,323
Lease assets obtained in exchange for new operating lease liabilities	9,627	14,881	7,974
 See notes to consolidated financial statements.

Table of Contents Contents
Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Dillard's, Inc. ("Dillard's" or the "Company") operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company's fiscal year ends on the Saturday nearest January 31 of each year. Fiscal 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively, and contained 52 weeks each.
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
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventories, self-insured accruals, future cash flows and real estate values for impairment analysis, pension discount rate and taxes. Actual results could differ from those estimates.
Seasonality—The Company's business is highly seasonal, and historically the Company has realized a significant portion of its sales, net income and cash flow in the last quarter of our fiscal year. Due to holiday buying patterns, sales for the fourth quarter average approximately one-third of annual sales. Additionally, working capital requirements fluctuate during the year, increasing in the third quarter in anticipation of the holiday season.
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
Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company's inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out ("FIFO") retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 29, 2022 and January 30, 2021, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2021, 2020 or 2019.
The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company's stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Table of Contents Contents
Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2021, 2020 and 2019 was $1.1 million, $0.4 million and $0.4 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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
Included in property and equipment as of January 29, 2022 are assets held for sale in the amount of $9.6 million. During fiscal 2021, the Company received cash proceeds of $29.3 million and realized a gain of $24.7 million primarily related to the sale of three store properties. During fiscal 2020, the Company received cash proceeds of $1.5 million and realized a loss of $2.2 million primarily related to the sale of one store property. During fiscal 2019, the Company received cash proceeds of $30.6 million and realized a gain of $20.3 million primarily related to the sale of six store properties.
Depreciation expense on property and equipment was approximately $199 million, $213 million and $222 million for fiscal 2021, 2020 and 2019, respectively.
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
During fiscal 2021 and 2019, no asset impairment and store closing charges were recorded. During fiscal 2020, the Company recorded $10.7 million in asset impairment charges related to certain clearance locations.
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
Insurance Accruals—The Company's consolidated balance sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company's self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company's historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per

Table of Contents Contents
incident (severity). As of January 29, 2022 and January 30, 2021, insurance accruals of $39.9 million and $37.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.
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
Revenue Recognition—The Company's retail operations segment recognizes merchandise revenue at the "point of sale". An allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded. Sales taxes collected from customers are excluded from revenue and are recorded in trade accounts payable and accrued expenses until remitted to the taxing authorities.
Wells Fargo Bank, N.A. ("Wells Fargo") owns and manages Dillard's private label cards under a 10-year agreement ("Wells Fargo Alliance") which expires in November 2024. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio's earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo's ability to extend credit to our customers. The Company's share of income under the Wells Fargo Alliance is included as a component of service charges and other income. The Company recognized income of $74.8 million, $78.6 million and $91.2 million from the Wells Fargo Alliance in fiscal 2021, 2020 and 2019, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.
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
Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 29, 2022 and January 30, 2021, gift card liabilities of $67.9 million and $58.2 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.
Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $32.0 million, $18.4 million and $39.2 million, net of cooperative advertising reimbursements of $7.8 million, $6.4 million and $13.9 million for fiscal 2021, 2020 and 2019, respectively. The Company records net advertising expenses in selling, general and administrative expenses.
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

Table of Contents Contents
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
Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2021.
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

Table of Contents Contents
similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.
The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2021	Fiscal 2020	Fiscal 2019
Retail operations segment:
Cosmetics	14%	15%	14%
Ladies' apparel	21	18	22
Ladies' accessories and lingerie	15	17	15
Juniors' and children's apparel	10	9	9
Men's apparel and accessories	19	18	18
Shoes	15	15	15
Home and furniture	4	5	4
	98	97	97
Construction segment	2	3	3
Total	100%	100%	100%
The following tables summarize certain segment information, including the reconciliation of those items to the Company's consolidated operations.

	Fiscal 2021
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,374,753	$118,240	$6,492,993
Gross margin	2,736,762	8,566	2,745,328
Depreciation and amortization	199,061	260	199,321
Interest and debt expense (income), net	43,131	(39)	43,092
Income before income taxes	1,086,122	2,241	1,088,363
Total assets	3,199,847	45,710	3,245,557

	Fiscal 2020
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$4,160,232	$140,663	$4,300,895
Gross margin	1,223,614	8,218	1,231,832
Depreciation and amortization	212,866	512	213,378
Interest and debt expense (income), net	49,154	(46)	49,108
Asset impairment and store closing costs	10,736	—	10,736
(Loss) income before income taxes (benefit)	(156,213)	2,809	(153,404)
Total assets	3,038,987	53,528	3,092,515

	Fiscal 2019
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,012,170	$191,350	$6,203,520
Gross margin	1,960,255	7,287	1,967,542
Depreciation and amortization	221,643	706	222,349
Interest and debt expense (income), net	46,337	(110)	46,227
Income before income taxes	133,398	493	133,891
Total assets	3,387,404	42,853	3,430,257
Intersegment construction revenues of $38.2 million, $26.0 million and $33.6 million were eliminated during consolidation and have been excluded from net sales for fiscal 2021, 2020 and 2019, respectively.

Table of Contents Contents
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

Retail
(in thousands of dollars)	January 29, 2022	January 30, 2021	February 1, 2020
Contract liabilities	$80,421	$68,021	$75,229
During fiscal 2021 and 2020, the Company recorded $42.7 million and $45.9 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $68.0 million and $75.2 million, at January 30, 2021 and February 1, 2020, respectively.
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

Construction
(in thousands of dollars)	January 29, 2022	January 30, 2021	February 1, 2020
Accounts receivable	$25,912	$25,094	$28,522
Costs and estimated earnings in excess of billings on uncompleted contracts	2,847	450	2,179
Billings in excess of costs and estimated earnings on uncompleted contracts	6,298	4,685	5,737
During fiscal 2021 and 2020, the Company recorded $4.3 million and $5.5 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $4.7 million and $5.7 million at January 30, 2021 and February 1, 2020, respectively.
The remaining performance obligations related to executed construction contracts totaled $93.9 million and $76.2 million at January 29, 2022 and January 30, 2021, respectively.
3. Revolving Credit Agreement
The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option ("credit agreement").
As part of the Company's liquidity strategy during the COVID-19 pandemic, in March 2020, the company borrowed $779 million under the credit agreement.
In April 2020, the Company amended its credit agreement (the "2020 amendment"). Pursuant to the 2020 amendment, the credit agreement became secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The borrowings of $779 million were repaid concurrent with the execution of the 2020 amendment. During fiscal 2020, the Company paid $3.2 million in issuance costs related to the 2020 amendment, which were recorded in other assets on the consolidated balance sheet.
In April 2021, the Company further amended the credit agreement (the "2021 amendment"). Pursuant to the 2021 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amended credit agreement ("total commitment"), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant

Table of Contents Contents
requirements under the credit agreement. The credit agreement, as amended by the 2021 amendment, matures on April 28, 2026.
No borrowings were outstanding at January 29, 2022. Letters of credit totaling $20.1 million were issued under the credit agreement leaving unutilized availability under the facility of $700.6 million at January 29, 2022. The Company had no borrowings during fiscal 2021, and the Company had weighted-average borrowings of $148.6 million and $76.9 million during fiscal 2020 and 2019, respectively.
4. Long-Term Debt
Long-term debt, including the current portion, of $366.0 million and $365.8 million was outstanding at January 29, 2022 and January 30, 2021, respectively. The debt outstanding at January 29, 2022 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.875% and maturing during fiscal 2022 through fiscal 2028. There are no financial covenants under any of the debt agreements.
Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2022	$44.8
2023	—
2024	—
2025	—
2026	96.0
Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Interest on long-term debt and subordinated debentures	$41,177	$41,718	$41,876
Revolving credit facility expenses	2,515	5,681	4,199
Amortization of debt expense	1,211	1,995	945
Interest on finance lease obligations	31	209	462
Investment interest income	(1,847)	(505)	(1,259)
Other interest	5	10	4
	$43,092	$49,108	$46,227
Interest paid during fiscal 2021, 2020 and 2019 was approximately $44.8 million, $48.4 million and $42.8 million, respectively.
5. Trade Accounts Payable and Accrued Expenses
Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 29, 2022	January 30, 2021
Trade accounts payable	$628,987	$564,501
Accrued expenses:
Taxes, other than income	56,211	78,163
Salaries, wages and employee benefits	120,396	45,657
Liability to customers	61,426	51,661
Interest	7,244	7,360
Rent	2,260	1,227
Other	9,709	9,794
	$886,233	$758,363

Table of Contents Contents
6. Income Taxes
The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Current:
Federal	$224,462	$(59,839)	$27,684
State	8,876	2,035	541
	233,338	(57,804)	28,225
Deferred:
Federal	(9,120)	(19,483)	(5,293)
State	1,672	(4,463)	(122)
	(7,448)	(23,946)	(5,415)
	$225,890	$(81,750)	$22,810
The Company was in a net operating loss position for the fiscal year ending January 30, 2021. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, signed into law on March 27, 2020, allows for net operating loss carryback to years in which the statutory federal income tax rate was 35% rather than 21%. During fiscal 2020, income taxes included tax benefits of approximately $45.2 million related to the rate differential in the carryback year. A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate of 21% is presented below:

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Income tax at the statutory federal rate	$228,556	$(32,215)	$28,117
State income taxes, net of federal benefit	24,677	(5,248)	(2,782)
Net changes in unrecognized tax benefits, interest and penalties/reserves	186	37	1,017
Tax benefit of federal credits	(1,504)	(926)	(5,094)
Changes in cash surrender value of life insurance policies	(387)	(373)	(404)
Changes in valuation allowance	(14,364)	3,328	2,017
Tax benefit of dividends paid to ESOP	(18,912)	(919)	(684)
Impacts to current and deferred taxes for enacted changes in tax laws and rates	—	(45,182)	—
Other	7,638	(252)	623
	$225,890	$(81,750)	$22,810

Table of Contents Contents
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 29, 2022 and January 30, 2021 are as follows:

(in thousands of dollars)	January 29, 2022	January 30, 2021
Prepaid expenses	47,565	42,406
Joint venture basis differences	6,573	6,438
Differences between book and tax basis of inventory	28,042	21,304
Operating lease assets	9,883	10,772
Other	49	684
Total deferred tax liabilities	92,112	81,604
Property and equipment bases and depreciation differences	(29,681)	(18,530)
Accruals not currently deductible	(71,380)	(63,520)
Operating lease liabilities	(9,964)	(10,819)
Net operating loss carryforwards	(39,711)	(57,799)
Other	(691)	(1,035)
Total deferred tax assets	(151,427)	(151,703)
Valuation allowance	32,798	47,162
Net deferred tax assets	(118,629)	(104,541)
Net deferred income taxes	$(26,517)	$(22,937)
Deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates. State deferred tax assets and liabilities, including net operating loss carryforwards and valuation allowances, are presented net of related federal tax effects.
At January 29, 2022, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $39.7 million that could be utilized to reduce the tax liabilities of future years. Approximately $3.8 million of these carryforwards have indefinite lives, and approximately $35.9 million will expire between fiscal 2022 and 2042. State deferred tax assets were reduced by a valuation allowance of approximately $32.8 million primarily for the net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is "more likely than not" that the benefit of the net operating losses will not be realized.
Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

(in thousands of dollars)	January 29, 2022	January 30, 2021
Net deferred tax assets - deferred income taxes	$(28,931)	$(23,453)
Net deferred tax liabilities - other liabilities	2,414	516
Net deferred income taxes	$(26,517)	$(22,937)
The total amount of unrecognized tax benefits as of January 29, 2022 was $6.7 million, of which $3.9 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 30, 2021 was $5.1 million, of which $3.3 million would, if recognized, affect the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest and penalties are also recorded. The total amounts of interest and penalties were not material.

Table of Contents Contents
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Unrecognized tax benefits at beginning of period	$5,058	$5,191	$2,688
Gross increases—tax positions in prior period	1,282	245	1,865
Gross decreases—tax positions in prior period	(566)	(1,381)	(538)
Gross increases—current period tax positions	1,332	1,256	1,453
Lapse of statutes of limitation	(371)	(253)	(277)
Unrecognized tax benefits at end of period	$6,735	$5,058	$5,191
The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2015, 2016 and 2018 and forward. The fiscal tax years that remain subject to examination for major state tax jurisdictions are 2018 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's consolidated financial statements.
Income taxes paid, net of income tax refunds received, during fiscal 2021, 2020 and 2019 were approximately $93.6 million, $79.9 million and $15.7 million, respectively.
7. Subordinated Debentures
At January 29, 2022, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard's Capital Trust I ("Trust"), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.
At January 29, 2022, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the "Capital Securities"). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company's subordinated debentures. The Company's obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.
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
The Company incurred benefit plan expense of approximately $18 million, $15 million and $19 million for fiscal 2021, 2020 and 2019, respectively. Benefit plan expenses are included in selling, general and administrative expenses.
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

Table of Contents Contents
The accumulated benefit obligations, change in projected benefit obligation, change in assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets related to the Pension Plan are as follows:

(in thousands of dollars)	January 29, 2022	January 30, 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$235,830	$223,736
Service cost	4,268	4,360
Interest cost	5,750	6,143
Actuarial (gain) loss	(13,218)	7,326
Benefits paid	(6,344)	(5,735)
Benefit obligation at end of year	$226,286	$235,830
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	6,344	5,735
Benefits paid	(6,344)	(5,735)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(226,286)	$(235,830)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(226,286)	$(235,830)
Net amount recognized	$(226,286)	$(235,830)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$30,064	$46,069
Prior service cost	—	—
Net amount recognized	$30,064	$46,069

Accumulated benefit obligation at end of year	$(220,491)	$(231,086)
The accrued benefit liability is included in other liabilities. At January 29, 2022 and January 30, 2021, the current portion of the accrued benefit liability of $6.1 million and $6.0 million, respectively, is included in trade accounts payable and accrued expenses.
The decrease in the benefit obligation from January 30, 2021 to January 29, 2022 was primarily related to the increase in the discount rate to 3.0% as of January 29, 2022 from 2.5% as of January 30, 2021 which is included in the actuarial gain of $13.2 million. The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods.
Weighted average assumptions are as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Discount rate—net periodic pension cost	2.5%	2.8%	4.0%
Discount rate—benefit obligations	3.0%	2.5%	2.8%
Rate of compensation increases	2.0%	2.0%	2.0%

Table of Contents Contents
The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Components of net periodic benefit costs:
Service cost	$4,268	$4,360	$3,621
Interest cost	5,750	6,143	7,667
Net actuarial loss	2,786	2,274	—
Net periodic benefit costs	$12,804	$12,777	$11,288
Other changes in benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(16,004)	$5,052	$24,137
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(16,004)	$5,052	$24,137
Total recognized in net periodic benefit costs and other comprehensive income or loss	$(3,200)	$17,829	$35,425
The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2022	$6,182	*
2023	6,554
2024	8,875
2025	14,754
2026	15,251
2027 - 2031	85,371
Total payments for next ten fiscal years	$136,987
___________________________________
* The estimated benefit payment for fiscal 2022 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2022.
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
During fiscal 2021, the Company issued 24,000 shares of Class A Common Stock in exchange for 24,000 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation.
Stock Repurchase Programs
All repurchases of the Company's Class A Common Stock were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to Treasury Stock.

Table of Contents Contents
The Company’s Board of Directors has authorized the Company to repurchase the Company’s Class A Common Stock under open-ended stock repurchase plans.  The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cost of shares repurchased	$561,102	$95,556	$138,251
Number of shares repurchased	3,205	2,231	2,199
Average price per share	$175.06	$42.83	$62.88
On March 1, 2018, the Company announced that the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("March 2018 Stock Plan"). On May 15, 2021, the Company announced that its Board of Directors approved the Company to repurchase up to $500 million of the Company's Class A Common Stock under an open-ended plan ("May 2021 Stock Plan"). As of January 29, 2022, the Company had completed the authorized purchases under the March 2018 Stock Plan, and $112.0 million of authorization remained under the May 2021 Stock Plan.
On February 24, 2022, the Company announced that the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock. The repurchase plan has no expiration date.
10. Accumulated Other Comprehensive Loss ("AOCL")
Reclassifications from AOCL
Reclassifications from AOCL are summarized as follows (in thousands):

	Amount Reclassified from AOCL		Affected Line Item in the Statement Where Net Income (Loss) Is Presented
Details about AOCL Components	Fiscal 2021	Fiscal 2020
Defined benefit pension plan items
Amortization of actuarial losses	2,786	2,274	Total before tax (1)
	673	552	Income tax expense
	$2,113	$1,722	Total net of tax
_____________________________
(1)        This item is included in the computation of net periodic benefit costs.  See Note 8 for additional information.

Table of Contents Contents
Changes in AOCL
Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit Pension Plan Items
	Fiscal 2021	Fiscal 2020
Beginning balance	$34,935	$31,059

Other comprehensive (income) loss before reclassifications	(10,024)	5,598
Amounts reclassified from AOCL	(2,113)	(1,722)
Net other comprehensive (income) loss	(12,137)	3,876

Ending balance	$22,798	$34,935
11. Earnings per Share
Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.
Earnings per common share has been computed as follows:

	Fiscal 2021		Fiscal 2020		Fiscal 2019
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings (loss) available for per-share calculation	$862,473	$862,473	$(71,654)	$(71,654)	$111,081	$111,081
Average shares of common stock outstanding	20,592	20,592	22,697	22,697	25,364	25,364
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	20,592	20,592	22,697	22,697	25,364	25,364
Per share of common stock:
Net income (loss)	$41.88	$41.88	$(3.16)	$(3.16)	$4.38	$4.38
12. Commitments and Contingencies
At January 29, 2022, the Company is committed to incur costs of approximately $5.1 million to acquire, complete and furnish certain stores and equipment.
At January 29, 2022, letters of credit totaling $20.1 million were issued under the Company's $800 million revolving credit facility.
Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.
13. Leases
The Company leases retail stores, office space and equipment under operating leases. As of January 29, 2022, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $42.9 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $42.7 million.
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

Table of Contents Contents
our specific incremental borrowing rates that align with applicable lease terms, we utilized a model consistent with the credit quality of our outstanding debt instruments.
Renewal options of five to 10 years exist on the majority of leased properties. The Company has sole discretion in exercising the lease renewal options. We do not recognize operating lease assets or operating lease liabilities at lease inception for renewal periods unless it has been determined that we are reasonably certain of exercising the renewal options. The depreciable life of operating lease assets and related leasehold improvements is limited by the expected lease term.
Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the Company's operating and finance leases:

(in thousands of dollars)	Classification - Consolidated Balance Sheets	January 29, 2022	January 30, 2021
Assets
Finance lease assets	Property and equipment, net (a)	$—	$247
Operating lease assets	Operating lease assets	42,941	47,612
Total leased assets		$42,941	$47,859

Liabilities
Current
Finance	Current portion of finance lease liabilities	$—	$695
Operating	Current portion of operating lease liabilities	11,712	13,819
Noncurrent
Finance	Finance lease liabilities	—	—
Operating	Operating lease liabilities	30,969	33,392
Total lease liabilities		$42,681	$47,906
(a) Finance lease assets are recorded net of accumulated amortization of $14.3 million as of January 30, 2021.

Lease Cost
(in thousands of dollars)	Classification - Consolidated Statements of Operations	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating lease cost (a)	Rentals	$22,594	$22,174	$26,375
Finance lease cost
Amortization of leased assets	Depreciation and amortization	247	423	423
Interest on lease liabilities	Interest and debt expense, net	31	209	462
Net lease cost		$22,872	$22,806	$27,260
(a) Includes short term lease costs of $2.0 million and $2.0 million and variable lease costs, including contingent rent, of $3.6 million and $2.1 million for fiscal 2021 and 2020, respectively.

Table of Contents Contents
Maturities of Lease Liabilities

(in thousands of dollars) Fiscal Year	Operating Leases	Finance Leases	Total
2022	$13,638	$—	$13,638
2023	11,019	—	11,019
2024	6,289	—	6,289
2025	5,507	—	5,507
2026	3,808	—	3,808
After 2026	10,748	—	10,748
Total minimum lease payments	51,009	—	51,009
Less amount representing interest	(8,328)	—	(8,328)
Present value of lease liabilities	$42,681	$—	$42,681

Lease Term and Discount Rate

January 29, 2022
Weighted-average remaining lease term
Operating leases	5.8 years
Weighted-average discount rate
Operating leases	6.0%

Other Information

(in thousands of dollars)	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,915
Operating cash flows from finance leases	31
Financing cash flows from finance leases	695

Lease assets obtained in exchange for new operating lease liabilities	$9,627
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
The fair value of the Company's cash and cash equivalents and trade accounts receivable approximates their carrying values at January 29, 2022 and January 30, 2021 due to the short-term maturities of these instruments. The fair values of the Company's long-term debt at January 29, 2022 and January 30, 2021 were approximately $419 million and $408 million, respectively. The carrying values of the Company's long-term debt at January 29, 2022 and January 30, 2021 were approximately $366 million. The fair values of the subordinated debentures at January 29, 2022 and January 30, 2021 were approximately $209 million and $203 million, respectively. The carrying values of the subordinated debentures at both January 29, 2022 and January 30, 2021 were $200 million.

Table of Contents Contents
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The FASB's accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities
•Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active
•Level 3: Unobservable inputs that reflect the reporting entity's own assumptions
During fiscal 2021 and 2019, no asset impairment and store closing charges were recorded. During fiscal 2020, long-lived assets held for use related to certain clearance store locations were written down, resulting in an impairment charge of $10.7 million which was recorded in asset impairment and store closing charges during the period based on Level 3 inputs.