Form 10-Q
period 2022-04-30
DILLARD'S, INC.
filed 2022-06-03
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 28, 2022     13,537,031

CLASS B COMMON STOCK as of May 28, 2022       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	April 30,	January 29,	May 1,
	2022	2022	2021
Assets
Current assets:
Cash and cash equivalents	$862,173	$716,759	$615,920
Accounts receivable	30,920	39,777	33,941
Merchandise inventories	1,364,975	1,080,178	1,306,508
Federal and state income taxes	—	—	73,461
Other current assets	96,193	77,937	79,004

Total current assets	2,354,261	1,914,651	2,108,834

Property and equipment (net of accumulated depreciation and amortization of $2,554,485, $2,517,915 and $2,488,446, respectively)	1,170,265	1,190,151	1,257,254
Operating lease assets	39,743	42,941	47,716
Deferred income taxes	29,115	28,931	24,815
Other assets	65,424	68,883	69,041

Total assets	$3,658,808	$3,245,557	$3,507,660

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,163,293	$886,233	$1,075,534
Current portion of long-term debt	44,800	44,800	—
Current portion of finance lease liabilities	—	—	527
Current portion of operating lease liabilities	11,344	11,712	12,960
Federal and state income taxes	99,288	23,441	—

Total current liabilities	1,318,725	966,186	1,089,021

Long-term debt	321,274	321,247	365,884
Operating lease liabilities	28,512	30,969	34,536
Other liabilities	277,964	275,937	280,522
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	956,653	956,653	954,131
Accumulated other comprehensive loss	(22,617)	(22,798)	(34,406)
Retained earnings	5,275,371	5,027,922	4,626,243
Less treasury stock, at cost	(4,698,314)	(4,511,799)	(4,009,511)

Total stockholders’ equity	1,512,333	1,451,218	1,537,697

Total liabilities and stockholders’ equity	$3,658,808	$3,245,557	$3,507,660

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales	$1,611,668	$1,328,543
Service charges and other income	31,114	28,992

	1,642,782	1,357,535

Cost of sales	861,437	774,089
Selling, general and administrative expenses	400,773	336,614
Depreciation and amortization	46,209	46,408
Rentals	5,079	5,111
Interest and debt expense, net	10,562	11,535
Other expense	1,936	4,964
Gain on disposal of assets	(7,237)	(24,673)

Income before income taxes	324,023	203,487
Income taxes	72,930	45,240

Net income	$251,093	$158,247

Earnings per share:
Basic and diluted	$13.68	$7.25

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net income	$251,093	$158,247
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $58 and $168, respectively)	181	529

Comprehensive income	$251,274	$158,776

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended April 30, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,240	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
Net income	—	—	—	251,093	—	251,093
Other comprehensive income	—	—	181	—	—	181
Purchase of 735,117 shares of treasury stock	—	—	—	—	(186,515)	(186,515)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,644)	—	(3,644)
Balance, April 30, 2022	$1,240	$956,653	$(22,617)	$5,275,371	$(4,698,314)	$1,512,333

	Three Months Ended May 1, 2021
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 30, 2021	$1,240	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	158,247	—	158,247
Other comprehensive income	—	—	529	—	—	529
Purchase of 624,893 shares of treasury stock	—	—	—	—	(58,814)	(58,814)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,273)	—	(3,273)
Balance, May 1, 2021	$1,240	$954,131	$(34,406)	$4,626,243	$(4,009,511)	$1,537,697

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	April 30,	May 1,
	2022	2021
Operating activities:
Net income	$251,093	$158,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	46,606	47,241
Gain on disposal of assets	(7,237)	(24,673)
Proceeds from insurance	—	1,755
Loss on early extinguishment of debt	—	2,830
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,857	2,752
Increase in merchandise inventories	(284,797)	(218,745)
Increase in other current assets	(18,468)	(23,113)
Increase in other assets	(447)	(461)
Increase in trade accounts payable and accrued expenses and other liabilities	293,551	311,416
Increase in income taxes	76,024	45,164

Net cash provided by operating activities	365,182	302,413

Investing activities:
Purchase of property and equipment and capitalized software	(27,312)	(16,850)
Proceeds from disposal of assets	8,090	29,276
Proceeds from insurance	4,438	1,757

Net cash (used in) provided by investing activities	(14,784)	14,183

Financing activities:
Principal payments on long-term debt and finance lease liabilities	—	(168)
Issuance cost of line of credit	—	(2,733)
Cash dividends paid	(3,879)	(3,300)
Purchase of treasury stock	(201,105)	(54,814)

Net cash used in financing activities	(204,984)	(61,015)

Increase in cash and cash equivalents	145,414	255,581
Cash and cash equivalents, beginning of period	716,759	360,339

Cash and cash equivalents, end of period	$862,173	$615,920

Non-cash transactions:
Accrued capital expenditures	$6,667	$8,808
Accrued purchase of treasury stock	1,643	4,000
Lease assets obtained in exchange for new operating lease liabilities	—	3,815

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2023 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 29, 2022.

Note 2. Accounting Standards

Recently Issued Accounting Pronouncements

Management believes there is no accounting guidance issued but not yet effective that would be relevant to the Company’s current financial statements.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	April 30,	May 1,
	2022	2021
Retail operations segment
Cosmetics	14%	14%
Ladies’ apparel	23	23
Ladies’ accessories and lingerie	13	15
Juniors’ and children’s apparel	11	11
Men’s apparel and accessories	19	17
Shoes	15	15
Home and furniture	3	3
	98	98
Construction segment	2	2
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended April 30, 2022
Net sales from external customers	$1,580,799	$30,869	$1,611,668
Gross margin	748,444	1,787	750,231
Depreciation and amortization	46,151	58	46,209
Interest and debt expense (income), net	10,569	(7)	10,562
Income (loss) before income taxes	324,142	(119)	324,023
Total assets	3,617,164	41,644	3,658,808

Three Months Ended May 1, 2021
Net sales from external customers	$1,296,736	$31,807	$1,328,543
Gross margin	553,001	1,453	554,454
Depreciation and amortization	46,338	70	46,408
Interest and debt expense (income), net	11,550	(15)	11,535
Income before income taxes	203,198	289	203,487
Total assets	3,460,352	47,308	3,507,660

Intersegment construction revenues of $10.0 million and $4.3 million for the three months ended April 30, 2022 and May 1, 2021, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

The retail operations segment gives rise to contract liabilities through the customer loyalty program associated with Dillard’s private label cards and through the issuances of gift cards. The loyalty program liability and a portion of the gift card liability is included in trade accounts payable and accrued expenses, and a portion of the gift card liability is included in other liabilities on the condensed consolidated balance sheets. Our retail operations segment contract liabilities are as follows:

Retail
	April 30,	January 29,	May 1,	January 30,
(in thousands of dollars)	2022	2022	2021	2021
Contract liabilities	$71,779	$80,421	$61,367	$68,021

During the three months ended April 30, 2022 and May 1, 2021, the Company recorded $25.2 million and $18.1 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $80.4 million and $68.0 million at January 29, 2022 and January 30, 2021, respectively.

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

Construction
	April 30,	January 29,	May 1,	January 30,
(in thousands of dollars)	2022	2022	2021	2021
Accounts receivable	$20,895	$25,912	$24,064	$25,094
Costs and estimated earnings in excess of billings on uncompleted contracts	3,342	2,847	1,195	450
Billings in excess of costs and estimated earnings on uncompleted contracts	7,511	6,298	4,941	4,685

During the three months ended April 30, 2022 and May 1, 2021, the Company recorded $5.8 million and $3.7 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $4.7 million at January 29, 2022 and January 30, 2021, respectively.

The remaining performance obligations related to executed construction contracts totaled $96.1 million, $93.9 million and $54.4 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively.

Note 4. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net income	$251,093	$158,247

Weighted average shares of common stock outstanding	18,351	21,837

Basic and diluted earnings per share	$13.68	$7.25

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended April 30, 2022 and May 1, 2021.

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

At April 30, 2022, letters of credit totaling $19.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.6 million to the Pension Plan during the three months ended April 30, 2022 and expects to make additional contributions to the Pension Plan of approximately $4.8 million during the remainder of fiscal 2022.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	April 30,	May 1,
	2022	2021
Components of net periodic benefit costs:
Service cost	$1,019	$1,067
Interest cost	1,697	1,437
Net actuarial loss	239	697
Net periodic benefit costs	$2,955	$3,201

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

In April 2021, the Company amended the credit agreement (the "2021 amendment"). Pursuant to the 2021 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amended credit agreement ("total commitment"), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2021 amendment, matures on April 28, 2026.

At April 30, 2022, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $780.7 million.

Note 8. Stock Repurchase Programs

In March 2018, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("March 2018 Stock Plan"). In May 2021, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("May 2021 Stock Plan"). In February 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”). The February 2022 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions.

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	April 30,	May 1,
	2022	2021
Cost of shares repurchased	$186,515	$58,814
Number of shares repurchased	735	625
Average price per share	$253.72	$94.12

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of April 30, 2022, the Company had completed the authorized purchases under the March 2018 Stock Plan and the May 2021 Stock Plan, and $425.5 million of authorization remained under the February 2022 Stock Plan.

Note 9. Income Taxes

During the three months ended April 30, 2022 and May 1, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

Note 10. Leases

The Company leases retail stores, office space and equipment under operating leases. As of April 30, 2022, January 29, 2022, and May 1, 2021, right-of-use operating lease assets, which are recorded in operating lease assets in the condensed consolidated balance sheets, totaled $39.7 million, $42.9 million and $47.7 million, respectively, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $39.9 million, $42.7 million and $47.5 million, respectively.

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

Contingent rentals on certain leases are based on a percentage of annual sales in excess of specified amounts. Other contingent rentals are based entirely on a percentage of sales. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the Company’s operating and finance leases:

		April 30,	January 29,	May 1,
(in thousands of dollars)	Classification - Condensed Consolidated Balance Sheets	2022	2022	2021
Assets
Finance lease assets	Property and equipment, net (a)	$—	$—	$185
Operating lease assets	Operating lease assets	39,743	42,941	47,716
Total leased assets		$39,743	$42,941	$47,901

Liabilities
Current
Finance	Current portion of finance lease liabilities	$—	$—	$527
Operating	Current portion of operating lease liabilities	11,344	11,712	12,960
Noncurrent
Finance	Finance lease liabilities	—	—	—
Operating	Operating lease liabilities	28,512	30,969	34,536
Total lease liabilities		$39,856	$42,681	$48,023
(a)Finance lease assets are recorded net of accumulated amortization of $14.4 million as of May 1, 2021.

Lease Cost		Three Months Ended
(in thousands of dollars)	Classification - Condensed Consolidated Statements of Income	April 30, 2022	May 1, 2021
Operating lease cost (a)	Rentals	$5,079	$5,111
Finance lease cost
Amortization of leased assets	Depreciation and amortization	—	62
Interest on lease liabilities	Interest and debt expense, net	—	14
Net lease cost		$5,079	$5,187
(a)Includes short term lease costs of $1.2 million and $0.4 million for the three months ended April 30, 2022 and May 1, 2021, respectively, and variable lease costs, including contingent rent, of $0.3 million and $0.4 million for the three months ended April 30, 2022 and May 1, 2021, respectively.

Maturities of Lease Liabilities

(in thousands of dollars)	Operating	Finance
Fiscal Year	Leases	Leases	Total
2022 (excluding the three months ended April 30, 2022)	$10,317	$—	$10,317
2023	10,959	—	10,959
2024	6,289	—	6,289
2025	5,507	—	5,507
2026	3,809	—	3,809
After 2026	10,748	—	10,748
Total minimum lease payments	47,629	—	47,629
Less amount representing interest	(7,773)	—	(7,773)
Present value of lease liabilities	$39,856	$—	$39,856

Lease Term and Discount Rate

	April 30,
	2022
Weighted-average remaining lease term
Operating leases	5.8	years
Weighted-average discount rate
Operating leases	6.1%

Other Information

	Three Months Ended
	April 30,	May 1,
(in thousands of dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,485	$4,244
Operating cash flows from finance leases	—	14
Financing cash flows from finance leases	—	168

Note 11. Gain on Disposal of Assets

During the three months ended April 30, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at April 30, 2022 due to the short-term maturities of these instruments. The fair value of the Company’s long-term debt at April 30, 2022 was approximately $398 million. The carrying value of the Company’s long-term debt at April 30, 2022 was $366.1 million. The fair value of the Company’s subordinated debentures at April 30, 2022 was approximately $218 million. The carrying value of the Company’s subordinated debentures at April 30, 2022 was $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 29, 2022.

EXECUTIVE OVERVIEW

The Company’s results for the three months ended April 30, 2022 improved significantly compared to the three months ended May 1, 2021. Positive customer response to the Company’s merchandise selections led to a 23% increase in comparable store sales compared to the prior year first quarter.

Retail gross margin increased significantly to a record high of 47.3% during the three months ended April 30, 2022 compared to 42.6% during the three months ended May 1, 2021. As a result of the robust sales momentum throughout the quarter, the Company experienced strong sell through of its merchandise with notably less promotional and markdown activity compared to the prior year first quarter. The Company continued its efforts to control inventory during the quarter. Inventory increased 4% at April 30, 2022 compared to May 1, 2021 following a 17% decrease in the prior year first quarter.

Selling, general and administrative expenses (“SG&A”) increased to $400.8 million (24.9% of sales) compared to $336.6 million (25.3% of sales) for the prior year first quarter. Increased retail sales during the first quarter of 2022 compared to the first quarter of 2021 provided leverage for these increased expenses as SG&A from retail operations improved 60 basis points of sales. The dollar increase in SG&A expense is primarily due to inflationary wage pressure in a highly competitive employment environment.

The Company reported net income of $251.1 million ($13.68 per share) compared to net income of $158.2 million ($7.25 per share) for the prior year first quarter. Included in net income for the three months ended April 30, 2022 is a pretax gain on disposal of assets of $7.2 million ($5.6 million after tax or $0.31 per share) primarily related to the sale of a store property. Included in net income for the three months ended May 1, 2021 is a pretax gain on disposal of assets of $24.7 million ($19.2 million after tax or $0.88 per share) primarily related to the sale of three store properties.

Cash flows provided by operating activities were $365.2 million for the three months ended April 30, 2022. The Company repurchased 0.7 million shares of its outstanding Class A Common Stock for $186.5 million under its stock repurchase plans during the three months ended April 30, 2022. At April 30, 2022, $425.5 million of authorization remained under the Company’s open stock repurchase plan.

As of April 30, 2022, the Company had working capital of $1,035.5 million (including cash and cash equivalents of $862.2 million) and $566.1 million of total debt outstanding, excluding operating lease liabilities, and including one scheduled debt maturity of $44.8 million at the end of fiscal 2022.

The Company maintained 280 Dillard’s stores, including 29 clearance centers, and an internet store as of April 30, 2022.

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): rising gas prices (in part due to the war in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), increased shipping costs with reduced shipping capacity, U.S. port slowdowns, increasing U.S. wages in a tight labor market as well as some continuing effects from the COVID-19 pandemic. The extent to which our business will be affected by these factors depends on our customer’s ability and willingness to accept price increases and our ability to receive merchandise timely. Accordingly, the related financial impact to fiscal 2022 from these factors cannot be reasonably estimated at this time.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales (in millions)	$1,611.7	$1,328.5
Retail stores sales trend	22%	73%
Comparable retail stores sales trend	23%	*
Gross margin (in millions)	$750.2	$554.5
Gross margin as a percentage of net sales	46.5%	41.7%
Retail gross margin as a percentage of retail net sales	47.3%	42.6%
Selling, general and administrative expenses as a percentage of net sales	24.9%	25.3%
Cash flow provided by operations (in millions)	$365.2	$302.4
Total retail store count at end of period	280	281
Retail sales per square foot	$34	$28
Retail store inventory trend	4%	(17)%
Annualized retail merchandise inventory turnover	2.7	2.5

* The Company reported no comparable store sales data for the three months ended May 1, 2021 due to the temporary COVID-19-related closures of its brick-and-mortar stores during the first quarter of fiscal 2020 as well as the interdependence between in-store and online sales.

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

Service charges and other income. Service charges and other income includes income generated through the long-term marketing and servicing alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”). Other income includes rental income, shipping and handling fees and gift card breakage.

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

Interest and debt expense, net. Interest and debt expense includes interest, net of interest income and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and commitment fees and borrowings, if any, under the Company’s credit agreement. Interest and debt expense also includes the amortization of financing costs and interest on finance lease obligations.

Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs related to the Company’s unfunded, nonqualified defined benefit plan and charges related to the write off of certain deferred financing fees in connection with the amendment and extension of the Company's secured revolving credit facility, if any.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales	100.0%	100.0%
Service charges and other income	1.9	2.2

	101.9	102.2

Cost of sales	53.5	58.3
Selling, general and administrative expenses	24.9	25.3
Depreciation and amortization	2.9	3.5
Rentals	0.3	0.4
Interest and debt expense, net	0.7	0.9
Other expense	0.1	0.4
Gain on disposal of assets	(0.4)	(1.9)

Income before income taxes	20.1	15.3
Income taxes	4.5	3.4

Net income	15.6%	11.9%

Net Sales

	Three Months Ended
	April 30,	May 1,
(in thousands of dollars)	2022	2021	$ Change
Net sales:
Retail operations segment	$1,580,799	$1,296,736	$284,063
Construction segment	30,869	31,807	(938)
Total net sales	$1,611,668	$1,328,543	$283,125

The percent change in the Company’s sales by segment and product category for the three months ended April 30, 2022 compared to the three months ended May 1, 2021 as well as the sales percentage by segment and product category to total net sales for the three months ended April 30, 2022 are as follows:

	% Change	% of
	2022 - 2021	Net Sales
Retail operations segment
Cosmetics	14.8%	14%
Ladies’ apparel	26.3	23
Ladies’ accessories and lingerie	7.4	13
Juniors’ and children’s apparel	26.8	11
Men’s apparel and accessories	33.1	19
Shoes	22.3	15
Home and furniture	11.7	3
		98
Construction segment	(2.9)	2
Total		100%

Net sales from the retail operations segment increased $284.1 million, or approximately 22%, and sales in comparable stores increased approximately 23% during the three months ended April 30, 2022 compared to the three months ended May 1, 2021. Sales in all product categories increased significantly over the first quarter last year.

For the three months ended April 30, 2022 compared to the three months ended May 1, 2021, the number of sales transactions increased by 14% and the average dollars per sales transaction increased by 5%.

We recorded a return asset of $14.7 million and $12.4 million and an allowance for sales returns of $30.3 million and $23.1 million as of April 30, 2022 and May 1, 2021, respectively.

During the three months ended April 30, 2022, net sales from the construction segment decreased $0.9 million, or approximately 3%, compared to the three months ended May 1, 2021 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $96.1 million as of April 30, 2022, increasing approximately 2% from January 29, 2022 and increasing approximately 77% from May 1, 2021, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

Service Charges and Other Income

			Three
	Three Months Ended		Months
	April 30,	May 1,	$ Change
(in thousands of dollars)	2022	2021	2022-2021
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$17,174	$17,707	$(533)
Shipping and handling income	10,222	8,480	1,742
Other	3,654	2,427	1,227
	31,050	28,614	2,436
Construction segment	64	378	(314)
Total service charges and other income	$31,114	$28,992	$2,122

Shipping and handling income increased $1.7 million during the three months ended April 30, 2022 compared to the three months ended May 1, 2021 due to an increase in online shopping.

Gross Margin

	April 30,	May 1,
(in thousands of dollars)	2022	2021	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$748,444	$553,001	$195,443	35.3%
Construction segment	1,787	1,453	334	23.0
Total gross margin	$750,231	$554,454	$195,777	35.3%

	Three Months Ended
	April 30,	May 1,
	2022	2021
Gross margin as a percentage of segment net sales:
Retail operations segment	47.3%	42.6%
Construction segment	5.8	4.6
Total gross margin as a percentage of net sales	46.5	41.7

Gross margin, as a percentage of sales, increased to 46.5% from 41.7% during the three months ended April 30, 2022 compared to the three months ended May 1, 2021, respectively.

Gross margin from retail operations, as a percentage of sales, increased to 47.3% from 42.6% during the three months ended April 30, 2022 compared to the three months ended May 1, 2021, respectively. Management attributes the substantial improvement in gross margin to positive customer response to the company’s merchandise assortment combined with continued inventory management leading to decreased markdowns in the first quarter of 2022. Gross margin increased significantly in ladies’ apparel and men’s apparel and accessories. Gross margin increased moderately in shoes and juniors’ and children’s apparel. Gross margin increased slightly in home and furniture and cosmetics, while remaining flat in ladies’ accessories and lingerie.

Inventory increased 4% in total as of April 30, 2022 compared to May 1, 2021. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million for the three months ended April 30, 2022.

We source a significant portion of our private label and exclusive brand merchandise from countries that continue to be impacted by the COVID-19 virus. Additionally, many of our branded merchandise vendors may also source a significant portion of their merchandise from these same countries. Manufacturing capacity in those countries has been significantly impacted by the pandemic and in some countries the pandemic continues to negatively impact our supply chain, resulting in shipping delays as well as increased shipping costs.

Additionally, disruptions continue in the global transportation network, and it is unclear when these issues will be resolved. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports including our own imports, have experienced and are continuing to experience delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. Further shipping delays may occur if the ongoing west coast port labor contract negotiations fail.

The United States is also currently experiencing a shortage of truck drivers, trucks and truck parts, which may impact overall costs of transportation and the timely delivery of merchandise.

At present, while monitoring all of these situations closely, management is unable to quantify the effects of these factors on the Company's results of operations and inventory position for fiscal 2022.

Selling, General and Administrative Expenses (“SG&A”)

	April 30,	May 1,
(in thousands of dollars)	2022	2021	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$398,869	$335,143	$63,726	19.0%
Construction segment	1,904	1,471	433	29.4
Total SG&A	$400,773	$336,614	$64,159	19.1%

	Three Months Ended
	April 30,	May 1,
	2022	2021
SG&A as a percentage of segment net sales:
Retail operations segment	25.2%	25.8%
Construction segment	6.2	4.6
Total SG&A as a percentage of net sales	24.9	25.3

SG&A decreased to 24.9% of sales during the three months ended April 30, 2022 compared to 25.3% of sales during the three months ended May 1, 2021, while increasing $64.2 million. SG&A from retail operations decreased to 25.2% of sales for the three months ended April 30, 2022 compared to 25.8% of sales for the three months ended May 1, 2021, while increasing $63.7 million. The dollar increase in operating expenses is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment. The Company remains focused on hiring, developing and retaining talented associates.

Payroll expense and related payroll taxes for the three months ended April 30, 2022 was $272.3 million compared to $225.4 million for the three months ended May 1, 2021, increasing $46.9 million.

Other Expense

	April 30,	May 1,
(in thousands of dollars)	2022	2021	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$1,936	$4,964	$(3,028)	(61.0)%
Construction segment	—	—	—	—
Total other expense	$1,936	$4,964	$(3,028)	(61.0)%

Other expense decreased $3.0 million during the three months ended April 30, 2022 compared to the three months ended May 1, 2021 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company’s secured revolving credit facility during the first quarter of fiscal 2021.

Gain on Disposal of Assets

	April 30,	May 1,
(in thousands of dollars)	2022	2021	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(7,240)	$(24,673)	$17,433
Construction segment	3	—	3
Total gain on disposal of assets	$(7,237)	$(24,673)	$17,436

During the three months ended April 30, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

During the three months ended May 1, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.5% and 22.2% for the three months ended April 30, 2022 and May 1, 2021, respectively. During the three months ended April 30, 2022 and May 1, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2022 federal and state effective income tax rate to approximate 22%. This rate may change if results of operations for fiscal 2022 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended April 30, 2022 and May 1, 2021 follows:

	Three Months Ended
	April 30,	May 1,
(in thousands of dollars)	2022	2021	$ Change
Operating Activities	$365,182	$302,413	$62,769
Investing Activities	(14,784)	14,183	(28,967)
Financing Activities	(204,984)	(61,015)	(143,969)
Total Increase in Cash and Cash Equivalents	$145,414	$255,581	$(110,167)

Net cash flows from operations increased $62.8 million during the three months ended April 30, 2022 compared to the three months ended May 1, 2021 due to increases in net income, primarily due to increases in gross margin.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance. The Company recognized income of $17.2 million and $17.7 million from the Wells Fargo Alliance during the three months ended April 30, 2022 and May 1, 2021, respectively.

During the three months ended May 1, 2021, the Company received proceeds from insurance of $1.8 million for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $27.3 million and $16.9 million for the three months ended April 30, 2022 and May 1, 2021, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of one new store and the remodeling of existing stores. During the three months ended April 30, 2022, the Company opened a new store at University Place in Orem, Utah (160,000 square feet). The Company has also announced plans to replace a leased building at Westgate Mall in Amarillo, Texas with a newly remodeled owned facility in the fall of 2022.

During the three months ended April 30, 2022, the Company received cash proceeds of $8.1 million and recorded a related gain of $7.2 million, primarily from the sale of a 200,000 square foot location at Provo Towne Centre in Provo, Utah, which closed at the end of May 2022. The Company also closed its leased clearance center at University Square Mall in Tampa, Florida (80,000 square feet) during the first quarter of fiscal 2022. The Company has announced the upcoming closure of its leased location at the Sikes Center in Wichita Falls, Texas (150,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the three months ended May 1, 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily from the sale of three store properties.

During the three months ended April 30, 2022, the Company received life insurance proceeds of $4.4 million related to one policy. During the three months ended May 1, 2021, the Company received proceeds from insurance of $1.8 million for claims filed for building losses related to storm damage incurred at two stores.

The Company had cash on hand of $862.2 million as of April 30, 2022. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In April 2021, the Company amended the credit agreement (the “2021 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item I hereof for additional information. During the three months ended May 1, 2021, the Company paid $2.7 million in issuance costs related to the 2021 amendment, which were recorded in other assets on the condensed consolidated balance sheet, and the Company recognized a loss on the early extinguishment of debt of $2.8 million for the write-off of certain remaining deferred financing fees related to the previous agreement. This charge was recorded in other expense on the condensed consolidated statement of income.

At April 30, 2022, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability of $780.7 million.

During the three months ended April 30, 2022, the Company repurchased 0.7 million shares of Class A Common Stock at an average price of $253.72 per share for $186.5 million (including the accrual of $1.6 million of share repurchases that had not settled as of April 30, 2022) under its stock repurchase plans, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. During the three months ended May 1, 2021, the Company repurchased 0.6 million shares of Class A Common Stock at an average price of $94.12 per share for $58.8 million (including the accrual of $4.0 million of share repurchases that had not settled as of May 1, 2021) under its stock repurchase plan. As of April 30, 2022, $425.5 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item I hereof for additional information.

The Company expects to finance its operations during fiscal 2022 from cash on hand, cash flows generated from operations and, if necessary, utilization of the credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.

There have been no material changes in the information set forth under caption “Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item I hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2022 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, including the CARES Act and other subsequently-enacted COVID-19 stimulus packages, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements regarding the expected phase out of LIBOR, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation in fiscal 2022 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; global conflicts (including the recent conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 29, 2022, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 3, 2022, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 30, 2022 through February 26, 2022	462,748	$244.56	462,748	$498,854,110
February 27, 2022 through April 2, 2022	140,770	249.49	140,770	463,732,753
April 3, 2022 through April 30, 2022	131,599	290.47	131,599	425,507,216
Total	735,117	$253.72	735,117	$425,507,216

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan (“May 2021 Stock Plan”). In February 2022, the Company announced that its Board of Directors approved a new open-ended stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock (“February 2022 Stock Plan”). During the three months ended April 30, 2022, the Company repurchased 0.7 million shares totaling $186.5 million under its stock repurchase plans. As of April 30, 2022, the Company had completed the authorized purchases under the May 2021 Stock Plan, and $425.5 million of authorization remained under the February 2022 Stock Plan.

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

DILLARD’S, INC.
(Registrant)

Date:	June 3, 2022	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer