Form 10-Q
period 2022-07-30
DILLARD'S, INC.
filed 2022-09-01
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 27, 2022     13,149,686

CLASS B COMMON STOCK as of August 27, 2022       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 30,	January 29,	July 31,
	2022	2022	2021
Assets
Current assets:
Cash and cash equivalents	$492,856	$716,759	$669,474
Accounts receivable	36,396	39,777	34,445
Short-term investments	74,006	—	—
Merchandise inventories	1,193,443	1,080,178	1,112,815
Federal and state income taxes	35,655	—	122,807
Other current assets	97,782	77,937	66,275

Total current assets	1,930,138	1,914,651	2,005,816

Property and equipment (net of accumulated depreciation and amortization of $2,601,424, $2,517,915 and $2,537,137, respectively)	1,159,740	1,190,151	1,237,427
Operating lease assets	37,126	42,941	44,098
Deferred income taxes	30,243	28,931	26,792
Other assets	64,356	68,883	69,376

Total assets	$3,221,603	$3,245,557	$3,383,509

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$890,784	$886,233	$881,543
Current portion of long-term debt	44,800	44,800	—
Current portion of finance lease liabilities	—	—	356
Current portion of operating lease liabilities	10,422	11,712	12,113
Federal and state income taxes	—	23,441	—

Total current liabilities	946,006	966,186	894,012

Long-term debt	321,300	321,247	365,918
Operating lease liabilities	26,485	30,969	31,467
Other liabilities	278,811	275,937	282,533
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	958,974	956,653	955,198
Accumulated other comprehensive loss	(22,435)	(22,798)	(33,878)
Retained earnings	5,435,331	5,027,922	4,808,737
Less treasury stock, at cost	(4,924,109)	(4,511,799)	(4,121,718)

Total stockholders’ equity	1,449,001	1,451,218	1,609,579

Total liabilities and stockholders’ equity	$3,221,603	$3,245,557	$3,383,509

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	$1,588,620	$1,570,378	$3,200,288	$2,898,921
Service charges and other income	29,267	31,054	60,381	60,046

	1,617,887	1,601,432	3,260,669	2,958,967

Cost of sales	941,217	927,210	1,802,654	1,701,299
Selling, general and administrative expenses	401,332	365,868	802,105	702,482
Depreciation and amortization	47,919	50,043	94,128	96,451
Rentals	5,316	5,099	10,395	10,210
Interest and debt expense, net	9,589	10,771	20,151	22,306
Other expense	1,936	2,134	3,872	7,098
Gain on disposal of assets	(1)	(9)	(7,238)	(24,682)

Income before income taxes	210,579	240,316	534,602	443,803
Income taxes	47,130	54,660	120,060	99,900

Net income	$163,449	$185,656	$414,542	$343,903

Earnings per share:
Basic and diluted	$9.30	$8.81	$23.07	$16.03

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net income	$163,449	$185,656	$414,542	$343,903
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $58, $169, $116 and $337, respectively)	182	528	363	1,057

Comprehensive income	$163,631	$186,184	$414,905	$344,960

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended July 30, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, April 30, 2022	$1,240	$956,653	$(22,617)	$5,275,371	$(4,698,314)	$1,512,333
Net income	—	—	—	163,449	—	163,449
Other comprehensive income	—	—	182	—	—	182
Issuance of 9,000 shares under equity plans	—	2,321	—	—	—	2,321
Purchase of 874,818 shares of treasury stock	—	—	—	—	(225,795)	(225,795)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,489)	—	(3,489)
Balance, July 30, 2022	$1,240	$958,974	$(22,435)	$5,435,331	$(4,924,109)	$1,449,001

	Three Months Ended July 31, 2021
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, May 1, 2021	$1,240	$954,131	$(34,406)	$4,626,243	$(4,009,511)	$1,537,697
Net income	—	—	—	185,656	—	185,656
Other comprehensive income	—	—	528	—	—	528
Issuance of 9,000 shares under equity plans	—	1,067	—	—	—	1,067
Purchase of 734,467 shares of treasury stock	—	—	—	—	(112,207)	(112,207)
Cash dividends declared:
Common stock, $0.15 per share	—	—	—	(3,162)	—	(3,162)
Balance, July 31, 2021	$1,240	$955,198	$(33,878)	$4,808,737	$(4,121,718)	$1,609,579

	Six Months Ended July 30, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,240	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
Net income	—	—	—	414,542	—	414,542
Other comprehensive income	—	—	363	—	—	363
Issuance of 9,000 shares under equity plans	—	2,321	—	—	—	2,321
Purchase of 1,609,935 shares of treasury stock	—	—	—	—	(412,310)	(412,310)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	(7,133)	—	(7,133)
Balance, July 30, 2022	$1,240	$958,974	$(22,435)	$5,435,331	$(4,924,109)	$1,449,001

	Six Months Ended July 31, 2021
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 30, 2021	$1,240	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	343,903	—	343,903
Other comprehensive income	—	—	1,057	—	—	1,057
Issuance of 9,000 shares under equity plans	—	1,067	—	—	—	1,067
Purchase of 1,359,360 shares of treasury stock	—	—	—	—	(171,021)	(171,021)
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(6,435)	—	(6,435)
Balance, July 31, 2021	$1,240	$955,198	$(33,878)	$4,808,737	$(4,121,718)	$1,609,579

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	July 30,	July 31,
	2022	2021
Operating activities:
Net income	$414,542	$343,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	94,922	97,695
Gain on disposal of assets	(7,238)	(24,682)
Proceeds from insurance	—	2,254
Loss on early extinguishment of debt	—	2,830
Accrued interest on short-term investments	(37)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,381	2,248
Increase in merchandise inventories	(113,265)	(25,052)
Increase in other current assets	(18,240)	(10,878)
Increase in other assets	(185)	(1,107)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(40,089)	111,622
Decrease in income taxes	(54,741)	(6,532)

Net cash provided by operating activities	279,050	492,301

Investing activities:
Purchase of property and equipment and capitalized software	(61,093)	(41,205)
Proceeds from disposal of assets	8,091	29,285
Proceeds from insurance	4,773	2,819
Purchase of short-term investments	(24,657)	—

Net cash used in investing activities	(72,886)	(9,101)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	—	(339)
Issuance cost of line of credit	—	(2,972)
Cash dividends paid	(7,524)	(6,573)
Purchase of treasury stock	(422,543)	(164,181)

Net cash used in financing activities	(430,067)	(174,065)

(Decrease) increase in cash and cash equivalents	(223,903)	309,135
Cash and cash equivalents, beginning of period	716,759	360,339

Cash and cash equivalents, end of period	$492,856	$669,474

Non-cash transactions:
Accrued capital expenditures	$9,818	$14,496
Stock awards	2,321	1,067
Accrued purchase of treasury stock	6,000	6,840
Accrued purchase of short-term investments	49,312	—
Lease assets obtained in exchange for new operating lease liabilities	567	3,815

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2023 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 29, 2022.

At July 30, 2022, the Company is presenting short-term investments on its condensed consolidated balance sheet. Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. Our short-term investments are classified as held-to-maturity for the period presented as we have the positive intent and ability to hold these investments to maturity. Our held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Retail operations segment
Cosmetics	14%	13%	13%	14%
Ladies’ apparel	23	24	23	23
Ladies’ accessories and lingerie	15	15	14	15
Juniors’ and children’s apparel	8	9	10	10
Men’s apparel and accessories	21	20	20	19
Shoes	14	14	15	14
Home and furniture	3	3	3	3
	98	98	98	98
Construction segment	2	2	2	2
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended July 30, 2022
Net sales from external customers	$1,552,658	$35,962	$1,588,620
Gross margin	644,921	2,482	647,403
Depreciation and amortization	47,863	56	47,919
Interest and debt expense (income), net	9,601	(12)	9,589
Income before income taxes	209,960	619	210,579
Total assets	3,174,436	47,167	3,221,603

Three Months Ended July 31, 2021
Net sales from external customers	$1,539,396	$30,982	$1,570,378
Gross margin	641,240	1,928	643,168
Depreciation and amortization	49,981	62	50,043
Interest and debt expense (income), net	10,782	(11)	10,771
Income before income taxes	239,790	526	240,316
Total assets	3,339,862	43,647	3,383,509

Six Months Ended July 30, 2022
Net sales from external customers	$3,133,457	$66,831	$3,200,288
Gross margin	1,393,365	4,269	1,397,634
Depreciation and amortization	94,014	114	94,128
Interest and debt expense (income), net	20,170	(19)	20,151
Income before income taxes	534,102	500	534,602
Total assets	3,174,436	47,167	3,221,603

Six Months Ended July 31, 2021
Net sales from external customers	$2,836,132	$62,789	$2,898,921
Gross margin	1,194,241	3,381	1,197,622
Depreciation and amortization	96,319	132	96,451
Interest and debt expense (income), net	22,332	(26)	22,306
Income before income taxes	442,988	815	443,803
Total assets	3,339,862	43,647	3,383,509

Intersegment construction revenues of $11.6 million and $12.3 million for the three months ended July 30, 2022 and July 31, 2021, respectively, and $21.6 and $16.6 million for the six months July 30, 2022 and July 31, 2021, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	July 30,	January 29,	July 31,	January 30,
(in thousands of dollars)	2022	2022	2021	2021
Contract liabilities	$68,543	$80,421	$59,713	$68,021

During the six months ended July 30, 2022 and July 31, 2021, the Company recorded $37.4 million and $28.8 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $80.4 million and $68.0 million at January 29, 2022 and January 30, 2021, respectively.

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

Construction
	July 30,	January 29,	July 31,	January 30,
(in thousands of dollars)	2022	2022	2021	2021
Accounts receivable	$26,229	$25,912	$23,374	$25,094
Costs and estimated earnings in excess of billings on uncompleted contracts	4,036	2,847	1,426	450
Billings in excess of costs and estimated earnings on uncompleted contracts	7,850	6,298	5,118	4,685

During the six months ended July 30, 2022 and July 31, 2021, the Company recorded $5.7 million and $4.1 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $4.7 million at January 29, 2022 and January 30, 2021, respectively.

The remaining performance obligations related to executed construction contracts totaled $215.9 million, $93.9 million and $51.8 million at July 30, 2022, January 29, 2022 and July 31, 2021, respectively.

Note 4. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net income	$163,449	$185,656	$414,542	$343,903

Weighted average shares of common stock outstanding	17,583	21,079	17,967	21,458

Basic and diluted earnings per share	$9.30	$8.81	$23.07	$16.03

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended July 30, 2022 and July 31, 2021.

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

At July 30, 2022, letters of credit totaling $19.5 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.5 million and $3.1 million to the Pension Plan during the three and six months ended July 30, 2022 and expects to make additional contributions to the Pension Plan of approximately $3.3 million during the remainder of fiscal 2022.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Components of net periodic benefit costs:
Service cost	$1,019	$1,067	$2,038	$2,134
Interest cost	1,696	1,438	3,393	2,875
Net actuarial loss	240	697	479	1,394
Net periodic benefit costs	$2,955	$3,202	$5,910	$6,403

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

At July 30, 2022, no borrowings were outstanding, and letters of credit totaling $19.5 million were issued under the credit agreement leaving unutilized availability under the facility of $780.5 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Cost of shares repurchased	$225,795	$112,207	$412,310	$171,021
Number of shares repurchased	875	734	1,610	1,359
Average price per share	$258.11	$152.77	$256.10	$125.81

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of July 30, 2022, the Company had completed the authorized purchases under the March 2018 Stock Plan and the May 2021 Stock Plan, and $199.7 million of authorization remained under the February 2022 Stock Plan.

Note 9. Income Taxes

During the three and six months ended July 30, 2022 and July 31, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

Note 10. Gain on Disposal of Assets

During the six months ended July 30, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at July 30, 2022 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at July 30, 2022 was approximately $383 million. The carrying value of the Company’s long-term debt at July 30, 2022 was $366.1 million. The fair value of the Company’s subordinated debentures at July 30, 2022 was approximately $216 million. The carrying value of the Company’s subordinated debentures at July 30, 2022 was $200 million.

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

EXECUTIVE OVERVIEW

The Company’s results for the three months ended July 30, 2022 are being compared to the strongest second quarter in the Company’s history, the three months ended July 31, 2021. Excluding that unprecedented quarter, the Company’s results for the three months ended July 30, 2022 were notably better than historical second quarter performances.

Comparable retail store sales were flat (as a percentage) for the three months ended July 30, 2022 compared to the prior year second quarter. Retail gross margin declined 20 basis point of sales to 41.5% compared to the prior year second quarter record high of 41.7%. The Company continued its efforts to control inventory during the quarter. Inventory increased 7% at July 30, 2022 compared to July 31, 2021 against a 13% decrease at July 31, 2021 compared to August 1, 2020.

Selling, general and administrative (“SG&A”) expenses for the three months ended July 30, 2022 increased to $401.3 million (25.3% of sales) compared to $365.9 million (23.3% of sales) for the prior year second quarter. The increase in SG&A expenses is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment which began in 2021 and has continued throughout 2022.

For the three months ended July 30, 2022, the Company reported net income of $163.4 million ($9.30 per share) compared to net income of $185.7 million ($8.81 per share) for the prior year second quarter.

Cash flows provided by operating activities were $279.1 million for the six months ended July 30, 2022. The Company repurchased approximately 875,000 shares of its outstanding Class A Common Stock for $225.8 million under its stock repurchase plan during the three months ended July 30, 2022. At July 30, 2022, $199.7 million of authorization remained under the Company’s open stock repurchase plan.

As of July 30, 2022, the Company had working capital of $984.1 million (including cash and cash equivalents and short-term investments of $492.9 million and $74.0 million, respectively) and $566.1 million of total debt outstanding, excluding operating lease liabilities, and including one scheduled debt maturity of $44.8 million at the end of fiscal 2022.

The Company maintained 279 Dillard’s stores, including 29 clearance centers, and an internet store as of July 30, 2022.

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): fluctuating gas prices (in part due to the war in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), inflation and interest rate increases, increased shipping costs with reduced shipping capacity, U.S. port slowdowns, increasing U.S. wages in a tight labor market as well as some continuing effects from the COVID-19 pandemic. The extent to which our business will be affected by these factors depends on our customer’s ability and willingness to accept price increases and our ability to receive merchandise timely. Accordingly, the related financial impact to fiscal 2022 from these factors cannot be reasonably estimated at this time.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	July 30,	July 31,
	2022	2021
Net sales (in millions)	$1,588.6	$1,570.4
Retail stores sales trend	1%	72%
Comparable retail stores sales trend	—%	*
Gross margin (in millions)	$647.4	$643.2
Gross margin as a percentage of net sales	40.8%	41.0%
Retail gross margin as a percentage of retail net sales	41.5%	41.7%
Selling, general and administrative expenses as a percentage of net sales	25.3%	23.3%
Cash flow provided by operations (in millions)**	$279.1	$492.3
Total retail store count at end of period	279	280
Retail sales per square foot	$34	$33
Retail store inventory trend	7%	(13)%
Annualized retail merchandise inventory turnover	2.8	2.9

* The Company reported no comparable store sales data for the three months ended July 31, 2021 due to the temporary COVID-19-related closures of its brick-and-mortar stores during the second quarter of fiscal 2020 as well as the interdependence between in-store and online sales.

** Cash flow from operations data is for the six months ended July 30, 2022 and July 31, 2021.

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

Interest and debt expense, net. Interest and debt expense includes interest, net of interest income from demand deposits and short-term investments and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and commitment fees and borrowings, if any, under the Company’s credit agreement. Interest and debt expense also includes the amortization of financing costs and interest on finance lease obligations.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.8	2.0	1.9	2.1

	101.8	102.0	101.9	102.1

Cost of sales	59.2	59.0	56.3	58.7
Selling, general and administrative expenses	25.3	23.3	25.1	24.2
Depreciation and amortization	3.0	3.2	2.9	3.3
Rentals	0.3	0.3	0.3	0.4
Interest and debt expense, net	0.6	0.7	0.6	0.8
Other expense	0.1	0.1	0.1	0.2
Gain on disposal of assets	—	—	(0.2)	(0.9)

Income before income taxes	13.3	15.3	16.7	15.3
Income taxes	3.0	3.5	3.8	3.4

Net income	10.3%	11.8%	13.0%	11.9%

Net Sales

	Three Months Ended
	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change
Net sales:
Retail operations segment	$1,552,658	$1,539,396	$13,262
Construction segment	35,962	30,982	4,980
Total net sales	$1,588,620	$1,570,378	$18,242

The percent change in the Company’s sales by segment and product category for the three months ended July 30, 2022 compared to the three months ended July 31, 2021 as well as the sales percentage by segment and product category to total net sales for the three months ended July 30, 2022 are as follows:

	% Change	% of
	2022 - 2021	Net Sales
Retail operations segment
Cosmetics	4.0%	14%
Ladies’ apparel	(4.4)	23
Ladies’ accessories and lingerie	(2.5)	15
Juniors’ and children’s apparel	(3.2)	8
Men’s apparel and accessories	9.7	21
Shoes	1.7	14
Home and furniture	(2.9)	3
		98
Construction segment	16.1	2
Total		100%

Net sales from the retail operations segment increased $13.3 million, or approximately 1%, during the three months ended July 30, 2022 compared to the three months ended July 31, 2021. Sales in comparable stores remained flat during the three months ended July 30, 2022 compared to the three months ended July 31, 2021. Sales in men’s apparel and accessories increased significantly, while sales in cosmetics and shoes increased moderately. Sales in ladies’ accessories and lingerie, home and furniture, juniors’ and children’s apparel and ladies’ apparel decreased moderately.

For the three months ended July 30, 2022 compared to the three months ended July 31, 2021, the number of sales transactions decreased by 8% while the average dollars per sales transaction increased by 8%.

We recorded a return asset of $11.6 million and $10.6 million and an allowance for sales returns of $21.1 million and $19.5 million as of July 30, 2022 and July 31, 2021, respectively.

During the three months ended July 30, 2022, net sales from the construction segment increased $5.0 million, or approximately 16%, compared to the three months ended July 31, 2021 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $215.9 million as of July 30, 2022, increasing approximately 130% from January 29, 2022 and increasing approximately 317% from July 31, 2021, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Six Months Ended
	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change
Net sales:
Retail operations segment	$3,133,457	$2,836,132	$297,325
Construction segment	66,831	62,789	4,042
Total net sales	$3,200,288	$2,898,921	$301,367

The percent change in the Company’s sales by segment and product category for the six months ended July 30, 2022 compared to the six months ended July 31, 2021 as well as the sales percentage by segment and product category to total net sales for the six months ended July 30, 2022 are as follows:

	% Change	% of
	2022 - 2021	Net Sales
Retail operations segment
Cosmetics	9.2%	13%
Ladies’ apparel	9.0	23
Ladies’ accessories and lingerie	2.0	14
Juniors’ and children’s apparel	12.4	10
Men’s apparel and accessories	19.6	20
Shoes	11.5	15
Home and furniture	3.7	3
		98
Construction segment	6.4	2
Total		100%

Net sales from the retail operations segment increased $297.3 million, or approximately 10%, and sales in comparable stores increased approximately 10% during the six months ended July 30, 2022 compared to the six months ended July 31, 2021. Sales in men’s apparel and accessories, juniors’ and children’s apparel, shoes, cosmetics and ladies’ apparel increased significantly. Sales in home and furniture and ladies’ accessories and lingerie increased moderately.

For the six months ended July 30, 2022 compared to the six months ended July 31, 2021, the number of sales transactions increased by 1% and the average dollars per sales transaction increased by 10%.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 30, 2022 and July 31, 2021 was 24.4% and 22.8%, respectively.

During the six months ended July 30, 2022, net sales from the construction segment increased $4.0 million, or approximately 6%, compared to the six months ended July 31, 2021 due to an increase in construction activity.

Service Charges and Other Income

					Three	Six
	Three Months Ended		Six Months Ended		Months	Months
	July 30,	July 31,	July 30,	July 31,	$ Change	$ Change
(in thousands of dollars)	2022	2021	2022	2021	2022 - 2021	2022-2021
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$16,375	$17,735	$33,549	$35,443	$(1,360)	$(1,894)
Shipping and handling income	9,848	10,223	20,070	18,704	(375)	1,366
Other	2,961	2,778	6,614	5,203	183	1,411
	29,184	30,736	60,233	59,350	(1,552)	883
Construction segment	83	318	148	696	(235)	(548)
Total service charges and other income	$29,267	$31,054	$60,381	$60,046	$(1,787)	$335

Gross Margin

	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$644,921	$641,240	$3,681	0.6%
Construction segment	2,482	1,928	554	28.7
Total gross margin	$647,403	$643,168	$4,235	0.7%

Six months ended
Retail operations segment	$1,393,365	$1,194,241	$199,124	16.7%
Construction segment	4,269	3,381	888	26.3
Total gross margin	$1,397,634	$1,197,622	$200,012	16.7%

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Gross margin as a percentage of segment net sales:
Retail operations segment	41.5%	41.7	44.5%	42.1%
Construction segment	6.9	6.2	6.4	5.4
Total gross margin as a percentage of net sales	40.8	41.0	43.7	41.3

Gross margin, as a percentage of sales, decreased to 40.8% from 41.0% during the three months ended July 30, 2022 compared to the three months ended July 31, 2021, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 41.5% from 41.7% during the three months ended July 30, 2022 compared to the three months ended July 31, 2021, respectively. Gross margin decreased moderately in home and furniture, shoes and juniors’ and children’s apparel. Gross margin decreased slightly ladies’ accessories and lingerie and ladies’ apparel. Gross margin increased slightly in cosmetics, while increasing moderately in men’s apparel and accessories.

Gross margin, as a percentage of sales, increased to 43.7% from 41.3% during the six months ended July 30, 2022 compared to the six months ended July 31, 2021, respectively.

Gross margin from retail operations, as a percentage of sales, increased to 44.5% from 42.1% during the six months ended July 30, 2022 compared to the six months ended July 31, 2021, respectively. Management attributes the improvement in gross margin to positive customer response to the company’s merchandise assortment combined with continued inventory management leading to decreased markdowns in the first six months of 2022. Gross margin increased significantly in men’s apparel and accessories, while increasing moderately in ladies’ apparel. Gross margin increased slightly in juniors’ and children’s apparel and cosmetics, while remaining flat in shoes. Gross margin decreased slightly in ladies’ accessories and lingerie and home and furniture.

Inventory increased 7% in total as of July 30, 2022 compared to July 31, 2021. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $3 million for the three and six months ended July 30, 2022, respectively.

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

Additionally, disruptions continue in the global transportation network, and it is unclear when these issues will be resolved. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports, including our own, have experienced and are continuing to experience delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. Further shipping delays may occur if the ongoing west coast port labor contract negotiations fail.

The United States is also currently experiencing a shortage of truck drivers, trucks and truck parts, which may impact overall costs of transportation and the timely delivery of merchandise.

At present, while monitoring all of these situations closely, management is unable to quantify the effects of these factors on the Company's results of operations and inventory position for fiscal 2022.

Selling, General and Administrative Expenses (“SG&A”)

	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$399,451	$364,212	$35,239	9.7%
Construction segment	1,881	1,656	225	13.6
Total SG&A	$401,332	$365,868	$35,464	9.7%

Six months ended
Retail operations segment	$798,320	$699,355	$98,965	14.2%
Construction segment	3,785	3,127	658	21.0
Total SG&A	$802,105	$702,482	$99,623	14.2%

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
SG&A as a percentage of segment net sales:
Retail operations segment	25.7%	23.7%	25.5%	24.7%
Construction segment	5.2	5.3	5.7	5.0
Total SG&A as a percentage of net sales	25.3	23.3	25.1	24.2

SG&A increased to 25.3% of sales during the three months ended July 30, 2022 compared to 23.3% of sales during the three months ended July 31, 2021, an increase of $35.5 million. SG&A from retail operations increased to 25.7% of sales for the three months ended July 30, 2022 compared to 23.7% of sales for the three months ended July 31, 2021, an increase of $35.2 million.

SG&A increased to 25.1% of sales during the six months ended July 30, 2022 compared to 24.2% of sales during the six months ended July 31, 2021, an increase of $99.6 million. SG&A from retail operations increased to 25.5% of sales for the six months ended July 30, 2022 compared to 24.7% of sales for the six months ended July 31, 2021, an increase of $99.0 million.

The dollar increase in operating expenses in both the three and six-month periods is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment. Payroll expense and related payroll taxes for the three months ended July 30, 2022 was $272.7 million compared to $246.7 million for the three months ended July 31, 2021, increasing $26.0 million. Payroll expense and related payroll taxes for the six months ended July 30, 2022 was $545.0 million compared to $472.1 million for the six months ended July 31, 2021, increasing $72.9 million. The Company remains focused on hiring, developing and retaining talented associates.

Other Expense

	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$1,936	$2,134	$(198)	(9.3)%
Construction segment	—	—	—	—
Total other expense	$1,936	$2,134	$(198)	(9.3)%

Six months ended
Retail operations segment	$3,872	$7,098	$(3,226)	(45.4)%
Construction segment	—	—	—	—
Total other expense	$3,872	$7,098	$(3,226)	(45.4)%

Other expense decreased $3.2 million during the six months ended July 30, 2022 compared to the six months ended July 31, 2021 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company’s secured revolving credit facility during the first quarter of fiscal 2021.

Gain on Disposal of Assets

	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(1)	$(6)	$5
Construction segment	—	(3)	3
Total gain on disposal of assets	$(1)	$(9)	$8

Six months ended
Retail operations segment	$(7,241)	$(24,679)	$17,438
Construction segment	3	(3)	6
Total gain on disposal of assets	$(7,238)	$(24,682)	$17,444

During the six months ended July 30, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

During the six months ended July 31, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.4% and 22.8% for the three months ended July 30, 2022 and July 31, 2021, respectively. During the three months ended July 30, 2022 and July 31, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company’s estimated federal and state effective income tax rate was approximately 22.5% for the six months ended July 30, 2022 and July 31, 2021. During the six months ended July 30, 2022 and July 31, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2022 federal and state effective income tax rate to approximate 22%. This rate may change if results of operations for fiscal 2022 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended July 30, 2022 and July 31, 2021 follows:

	Six Months Ended
	July 30,	July 31,
(in thousands of dollars)	2022	2021	$ Change
Operating Activities	$279,050	$492,301	$(213,251)
Investing Activities	(72,886)	(9,101)	(63,785)
Financing Activities	(430,067)	(174,065)	(256,002)
Total (Decrease) Increase in Cash and Cash Equivalents	$(223,903)	$309,135	$(533,038)

Net cash flows from operations decreased $213.3 million during the six months ended July 30, 2022 compared to the six months ended July 31, 2021. This decrease was primarily due to changes in working capital items, notably in changes in trade accounts payable and accrued expenses and merchandise inventories.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance. The Company recognized income of $33.5 million and $35.4 million from the Wells Fargo Alliance during the six months ended July 30, 2022 and July 31, 2021, respectively.

During the six months ended July 31, 2021, the Company received proceeds from insurance of $2.3 million for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $61.1 million and $41.2 million for the six months ended July 30, 2022 and July 31, 2021, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of one new store and the remodeling of existing stores. During the six months ended July 30, 2022, the Company opened a new store at University Place in Orem, Utah (160,000 square feet). The Company also announced plans to replace a leased building at Westgate Mall in Amarillo, Texas with a newly remodeled owned facility in the fall of 2022. The Company has also confirmed its commitment to open a new store at The Empire Mall in Sioux Falls, South Dakota, which is expected to open in the fall of 2023 and will mark the Company’s 30th state of operation.

During the six months ended July 30, 2022, the Company received cash proceeds of $8.1 million and recorded a related gain of $7.2 million, primarily from the sale of a 200,000 square foot location at Provo Towne Centre in Provo, Utah, which closed during the second quarter of fiscal 2022. During the first quarter of fiscal 2022, the Company closed its leased clearance center at University Square Mall in Tampa, Florida (80,000 square feet). During the third quarter of fiscal 2022, the Company closed its owned location at the East Hills Mall in St. Joseph, Missouri (100,000 square feet) and its leased location at the Sikes Senter in Wichita Falls, Texas (150,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended July 31, 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily from the sale of three store properties.

During the six months ended July 30, 2022, the Company received proceeds from insurance of $4.8 million primarily from life insurance proceeds related to one policy. During the six months ended July 31, 2021, the Company received proceeds from insurance of $2.8 million for claims filed for building losses related to storm damage incurred at two stores.

During the six months ended July 30, 2022, the Company purchased certain treasury bills for $74.0 million (including the accrual of $49.3 million of treasury bills that had not settled as of July 30, 2022) that are classified as short-term investments.

The Company had cash on hand of $492.9 million as of July 30, 2022. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

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

At July 30, 2022, no borrowings were outstanding, and letters of credit totaling $19.5 million were issued under the credit agreement leaving unutilized availability of $780.5 million.

During the six months ended July 30, 2022, the Company repurchased 1.6 million shares of Class A Common Stock at an average price of $256.10 per share for $412.3 million (including the accrual of $6.0 million of share repurchases that had not settled as of July 30, 2022) under its stock repurchase plans, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. During the six months ended July 31, 2021, the Company repurchased 1.4 million shares of Class A Common Stock at an average price of $125.81 per share for $171.0 million (including the accrual of $6.8 million of share repurchases that had not settled as of July 31, 2021) under its stock repurchase plan. As of July 30, 2022, $199.7 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item I hereof for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 will be subject to a 1% excise tax. This excise tax and the remaining corporate tax changes included in the Act are not expected to have a material impact on the Company's financial statements.

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

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2022 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, including the CARES Act and other subsequently-enacted COVID-19 stimulus packages, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements regarding the expected phase out of LIBOR, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation in fiscal 2022 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued

availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; global conflicts (including the recent conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 29, 2022, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 1, 2022, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
May 1, 2022 through May 28, 2022	575,451	$268.70	575,451	$270,885,646
May 29, 2022 through July 2, 2022	92,407	287.94	92,407	244,278,401
July 3, 2022 through July 30, 2022	206,960	215.34	206,960	199,712,031
Total	874,818	$258.11	874,818	$199,712,031

In February 2022, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan (“February 2022 Stock Plan”). During the three months ended July 30, 2022, the Company repurchased 0.9 million shares totaling $225.8 million under its stock repurchase plan. As of July 30, 2022, $199.7 million of authorization remained under the February 2022 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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

DILLARD’S, INC.
(Registrant)

Date:	September 1, 2022	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer