Form 10-Q
period 2022-10-29
DILLARD'S, INC.
filed 2022-12-02
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 26, 2022     13,138,681

CLASS B COMMON STOCK as of November 26, 2022       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	October 29,	January 29,	October 30,
	2022	2022	2021
Assets
Current assets:
Cash and cash equivalents	$532,708	$716,759	$619,721
Accounts receivable	40,476	39,777	28,472
Short-term investments	197,971	—	—
Merchandise inventories	1,644,793	1,080,178	1,525,860
Federal and state income taxes	—	—	99,764
Other current assets	99,471	77,937	102,981

Total current assets	2,515,419	1,914,651	2,376,798

Property and equipment (net of accumulated depreciation and amortization of $2,647,231, $2,517,915 and $2,586,059, respectively)	1,146,064	1,190,151	1,218,840
Operating lease assets	36,663	42,941	41,189
Deferred income taxes	30,841	28,931	34,809
Other assets	63,646	68,883	68,560

Total assets	$3,792,633	$3,245,557	$3,740,196

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,293,699	$886,233	$1,285,786
Current portion of long-term debt	44,800	44,800	—
Current portion of finance lease liabilities	—	—	180
Current portion of operating lease liabilities	10,332	11,712	11,432
Federal and state income taxes	7,418	23,441	—

Total current liabilities	1,356,249	966,186	1,297,398

Long-term debt	321,327	321,247	365,982
Operating lease liabilities	26,232	30,969	29,293
Other liabilities	279,471	275,937	283,323
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	958,974	956,653	955,198
Accumulated other comprehensive loss	(22,254)	(22,798)	(33,350)
Retained earnings	5,619,813	5,027,922	5,002,074
Less treasury stock, at cost	(4,948,419)	(4,511,799)	(4,360,962)

Total stockholders’ equity	1,609,354	1,451,218	1,564,200

Total liabilities and stockholders’ equity	$3,792,633	$3,245,557	$3,740,196

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	$1,544,142	$1,480,999	$4,744,430	$4,379,920
Service charges and other income	28,930	30,913	89,311	90,959

	1,573,072	1,511,912	4,833,741	4,470,879

Cost of sales	855,677	796,276	2,658,331	2,497,575
Selling, general and administrative expenses	413,838	393,191	1,215,943	1,095,673
Depreciation and amortization	46,665	50,188	140,793	146,639
Rentals	5,272	4,947	15,667	15,157
Interest and debt expense, net	6,957	10,550	27,108	32,856
Other expense	1,936	2,134	5,808	9,232
Gain on disposal of assets	(2)	(4)	(7,240)	(24,686)

Income before income taxes	242,729	254,630	777,331	698,433
Income taxes	54,820	57,300	174,880	157,200

Net income	$187,909	$197,330	$602,451	$541,233

Earnings per share:
Basic and diluted	$10.96	$9.81	$34.05	$25.76

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net income	$187,909	$197,330	$602,451	$541,233
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $58, $168, $174 and $505, respectively)	181	528	544	1,585

Comprehensive income	$188,090	$197,858	$602,995	$542,818

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended October 29, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, July 30, 2022	$1,240	$958,974	$(22,435)	$5,435,331	$(4,924,109)	$1,449,001
Net income	—	—	—	187,909	—	187,909
Other comprehensive income	—	—	181	—	—	181
Purchase of 98,983 shares of treasury stock	—	—	—	—	(24,310)	(24,310)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,427)	—	(3,427)
Balance, October 29, 2022	$1,240	$958,974	$(22,254)	$5,619,813	$(4,948,419)	$1,609,354

	Three Months Ended October 30, 2021
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, July 31, 2021	$1,240	$955,198	$(33,878)	$4,808,737	$(4,121,718)	$1,609,579
Net income	—	—	—	197,330	—	197,330
Other comprehensive income	—	—	528	—	—	528
Purchase of 1,230,705 shares of treasury stock	—	—	—	—	(239,244)	(239,244)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,993)	—	(3,993)
Balance, October 30, 2021	$1,240	$955,198	$(33,350)	$5,002,074	$(4,360,962)	$1,564,200

	Nine Months Ended October 29, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,240	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
Net income	—	—	—	602,451	—	602,451
Other comprehensive income	—	—	544	—	—	544
Issuance of 9,000 shares under equity plans	—	2,321	—	—	—	2,321
Purchase of 1,708,918 shares of treasury stock	—	—	—	—	(436,620)	(436,620)
Cash dividends declared:
Common stock, $0.60 per share	—	—	—	(10,560)	—	(10,560)
Balance, October 29, 2022	$1,240	$958,974	$(22,254)	$5,619,813	$(4,948,419)	$1,609,354

	Nine Months Ended October 30, 2021
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 30, 2021	$1,240	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	541,233	—	541,233
Other comprehensive income	—	—	1,585	—	—	1,585
Issuance of 9,000 shares under equity plans	—	1,067	—	—	—	1,067
Purchase of 2,590,065 shares of treasury stock	—	—	—	—	(410,265)	(410,265)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	(10,428)	—	(10,428)
Balance, October 30, 2021	$1,240	$955,198	$(33,350)	$5,002,074	$(4,360,962)	$1,564,200

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	October 29,	October 30,
	2022	2021
Operating activities:
Net income	$602,451	$541,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred cost	141,978	148,319
Gain on disposal of assets	(7,240)	(24,686)
Proceeds from insurance	—	2,902
Loss on early extinguishment of debt	—	2,830
Accrued interest on short-term investments	(1,155)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(699)	8,221
Increase in merchandise inventories	(564,615)	(438,097)
Increase in other current assets	(18,416)	(49,214)
Increase in other assets	(213)	(2,492)
Increase in trade accounts payable and accrued expenses and other liabilities	425,248	528,087
(Decrease) increase in income taxes	(18,918)	10,980

Net cash provided by operating activities	558,421	728,083

Investing activities:
Purchase of property and equipment and capitalized software	(94,771)	(79,748)
Proceeds from disposal of assets	8,095	29,293
Proceeds from insurance	4,886	3,801
Purchase of short-term investments	(196,816)	—
Distribution from joint venture	—	1,475

Net cash used in investing activities	(278,606)	(45,179)

Financing activities:
Principal payments on long-term debt and finance lease liabilities	—	(515)
Issuance cost of line of credit	—	(3,008)
Cash dividends paid	(11,013)	(9,734)
Purchase of treasury stock	(452,853)	(410,265)

Net cash used in financing activities	(463,866)	(423,522)

(Decrease) increase in cash and cash equivalents	(184,051)	259,382
Cash and cash equivalents, beginning of period	716,759	360,339

Cash and cash equivalents, end of period	$532,708	$619,721

Non-cash transactions:
Accrued capital expenditures	$8,757	$7,168
Stock awards	2,321	1,067
Lease assets obtained in exchange for new operating lease liabilities	3,392	4,536

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 29, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2023 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 29, 2022.

During the fiscal quarter ended July 30, 2022, the Company began purchasing short-term investments. Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. Our short-term investments are classified as held-to-maturity for the period presented as we have the positive intent and ability to hold these investments to maturity. Our held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

Note 2. Accounting Standards

Recently Issued Accounting Pronouncements

Except as noted below, the Company has considered all recent accounting pronouncements and Management believes there is no accounting guidance issued but not yet effective that would be relevant to the Company’s current condensed consolidated financial statements.

Disclosure of Supplier Finance Program Obligations

In September 2022, the Financial Accounting Standards Board issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments in the update should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. The Company is currently assessing the impact of this ASU on our condensed consolidated financial statements.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Retail operations segment
Cosmetics	14%	13%	13%	13%
Ladies’ apparel	21	22	23	23
Ladies’ accessories and lingerie	13	14	14	15
Juniors’ and children’s apparel	10	11	10	10
Men’s apparel and accessories	20	20	20	19
Shoes	16	16	15	15
Home and furniture	3	3	3	3
	97	99	98	98
Construction segment	3	1	2	2
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended October 29, 2022
Net sales from external customers	$1,499,072	$45,070	$1,544,142
Gross margin	685,643	2,822	688,465
Depreciation and amortization	46,614	51	46,665
Interest and debt expense (income), net	6,984	(27)	6,957
Income before income taxes	241,863	866	242,729
Total assets	3,737,746	54,887	3,792,633

Three Months Ended October 30, 2021
Net sales from external customers	$1,460,184	$20,815	$1,480,999
Gross margin	682,317	2,406	684,723
Depreciation and amortization	50,122	66	50,188
Interest and debt expense (income), net	10,557	(7)	10,550
Income before income taxes	254,152	478	254,630
Total assets	3,703,257	36,939	3,740,196

Nine Months Ended October 29, 2022
Net sales from external customers	$4,632,529	$111,901	$4,744,430
Gross margin	2,079,008	7,091	2,086,099
Depreciation and amortization	140,628	165	140,793
Interest and debt expense (income), net	27,154	(46)	27,108
Income before income taxes	775,965	1,366	777,331
Total assets	3,737,746	54,887	3,792,633

Nine Months Ended October 30, 2021
Net sales from external customers	$4,296,316	$83,604	$4,379,920
Gross margin	1,876,558	5,787	1,882,345
Depreciation and amortization	146,441	198	146,639
Interest and debt expense (income), net	32,889	(33)	32,856
Income before income taxes	697,140	1,293	698,433
Total assets	3,703,257	36,939	3,740,196

Intersegment construction revenues of $10.7 million and $12.0 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $32.4 million and $28.6 million for the nine months ended October 29, 2022 and October 30, 2021, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	October 29,	January 29,	October 30,	January 30,
(in thousands of dollars)	2022	2022	2021	2021
Contract liabilities	$67,109	$80,421	$59,718	$68,021

During the nine months ended October 29, 2022 and October 30, 2021, the Company recorded $44.8 million and $35.4 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $80.4 million and $68.0 million at January 29, 2022 and January 30, 2021, respectively.

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

Construction
	October 29,	January 29,	October 30,	January 30,
(in thousands of dollars)	2022	2022	2021	2021
Accounts receivable	$31,111	$25,912	$18,586	$25,094
Costs and estimated earnings in excess of billings on uncompleted contracts	3,512	2,847	2,333	450
Billings in excess of costs and estimated earnings on uncompleted contracts	9,969	6,298	6,521	4,685

During the nine months ended October 29, 2022 and October 30, 2021, the Company recorded $5.7 million and $4.1 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $4.7 million at January 29, 2022 and January 30, 2021, respectively.

The remaining performance obligations related to executed construction contracts totaled $232.7 million, $93.9 million and $84.2 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively.

Note 4. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net income	$187,909	$197,330	$602,451	$541,233

Weighted average shares of common stock outstanding	17,139	20,109	17,691	21,009

Basic and diluted earnings per share	$10.96	$9.81	$34.05	$25.76

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended October 29, 2022 and October 30, 2021.

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

At October 29, 2022, letters of credit totaling $19.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. The Company determines pension expense using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.5 million and $4.6 million to the Pension Plan during the three and nine months ended October 29, 2022, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.7 million during the remainder of fiscal 2022.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Components of net periodic benefit costs:
Service cost	$1,019	$1,067	$3,057	$3,201
Interest cost	1,696	1,438	5,089	4,312
Net actuarial loss	240	696	719	2,090
Net periodic benefit costs	$2,955	$3,201	$8,865	$9,603

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

At October 29, 2022, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $780.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Cost of shares repurchased	$24,310	$239,244	$436,620	$410,265
Number of shares repurchased	99	1,231	1,709	2,590
Average price per share	$245.60	$194.40	$255.49	$158.40

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of October 29, 2022, the Company had completed the authorized purchases under the March 2018 Stock Plan and the May 2021 Stock Plan, and $175.4 million of authorization remained under the February 2022 Stock Plan.

Note 9. Income Taxes

During the three and nine months ended October 29, 2022 and October 30, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

Note 10. Gain on Disposal of Assets

During the nine months ended October 29, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and accounts receivable approximates their carrying values at October 29, 2022 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at October 29, 2022 was approximately $370 million. The carrying value of the Company’s long-term debt at October 29, 2022 was $366.1 million. The fair value of the Company’s subordinated debentures at October 29, 2022 was approximately $205 million. The carrying value of the Company’s subordinated debentures at October 29, 2022 was $200 million.

The fair value of the Company’s long-term debt and subordinated debentures is based on market prices and is categorized as Level 1 in the fair value hierarchy.

Note 12. Subsequent Event

On November 17, 2022, the Company announced that its Board of Directors declared a special dividend of $15.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on January 9, 2023 to shareholders of record as of December 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 29, 2022.

EXECUTIVE OVERVIEW

Excluding the unprecedented performance for the three months ended October 30, 2021, the Company’s results for the three months ended October 29, 2022 were notably better than historical third quarter performances.

Comparable retail store sales increased 3% for the three months ended October 29, 2022 compared to the prior year third quarter. Retail gross margin declined 100 basis point of sales to 45.7% compared to the prior year record high third quarter gross margin of 46.7%, marking the Company’s seventh consecutive quarter of gross margin exceeding 40%. The Company continued its efforts to control inventory during the quarter. Inventory increased 8% at October 29, 2022 compared to October 30, 2021, primarily as a result of rising inflation throughout the Company’s supply chain.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 29, 2022 increased to $413.8 million (26.8% of sales) compared to $393.2 million (26.5% of sales) for the prior year third quarter. The increase in SG&A expenses is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment which began in 2021 and has continued throughout 2022.

For the three months ended October 29, 2022, the Company reported net income of $187.9 million ($10.96 per share) compared to net income of $197.3 million ($9.81 per share) for the prior year third quarter.

Cash flows provided by operating activities were $558.4 million for the nine months ended October 29, 2022. The Company repurchased approximately 99,000 shares of its outstanding Class A Common Stock for $24.3 million under its stock repurchase plan during the three months ended October 29, 2022. The Company repurchased approximately 1.7 million shares of its outstanding Class A Common Stock for $436.6 million under its stock repurchase plans during the nine months ended October 29, 2022. At October 29, 2022, $175.4 million of authorization remained under the Company’s open stock repurchase plan.

As of October 29, 2022, the Company had working capital of $1,159.2 million (including cash and cash equivalents and short-term investments of $532.7 million and $198.0 million, respectively) and $566.1 million of total debt outstanding, excluding operating lease liabilities, and including one scheduled debt maturity of $44.8 million at the end of fiscal 2022.

On November 17, 2022, the Company announced that its Board of Directors declared a special dividend of $15.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on January 9, 2023 to shareholders of record as of December 15, 2022.

The Company maintained 277 Dillard’s stores, including 28 clearance centers, and an internet store as of October 29, 2022.

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): fluctuating gas prices (in part due to the war in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), inflation and interest rate increases, uncertainty around shipping costs and shipping capacity, U.S. port slowdowns, increasing U.S. wages in a tight labor market as well as some continuing effects from the COVID-19 pandemic. The extent to which our business will be affected by these factors depends on our customer’s ability and willingness to accept price increases and our ability to receive merchandise timely. Accordingly, the related financial impact to fiscal 2022 from these factors cannot be reasonably estimated at this time.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 29,	October 30,
	2022	2021
Net sales (in millions)	$1,544.1	$1,481.0
Retail stores sales trend	3%	47%
Comparable retail stores sales trend	3%	48%
Gross margin (in millions)	$688.5	$684.7
Gross margin as a percentage of net sales	44.6%	46.2%
Retail gross margin as a percentage of retail net sales	45.7%	46.7%
Selling, general and administrative expenses as a percentage of net sales	26.8%	26.5%
Cash flow provided by operations (in millions)*	$558.4	$728.1
Total retail store count at end of period	277	280
Retail sales per square foot	$33	$31
Retail store inventory trend	8%	(1)%
Annualized retail merchandise inventory turnover	2.4	2.5

* Cash flow from operations data is for the nine months ended October 29, 2022 and October 30, 2021.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.9	2.1	1.9	2.1

	101.9	102.1	101.9	102.1

Cost of sales	55.4	53.8	56.0	57.0
Selling, general and administrative expenses	26.8	26.5	25.6	25.0
Depreciation and amortization	3.0	3.4	3.0	3.3
Rentals	0.3	0.3	0.3	0.3
Interest and debt expense, net	0.5	0.7	0.6	0.8
Other expense	0.1	0.1	0.1	0.2
Gain on disposal of assets	—	—	(0.2)	(0.6)

Income before income taxes	15.7	17.2	16.4	15.9
Income taxes	3.6	3.9	3.7	3.6

Net income	12.2%	13.3%	12.7%	12.4%

Net Sales

	Three Months Ended
	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change
Net sales:
Retail operations segment	$1,499,072	$1,460,184	$38,888
Construction segment	45,070	20,815	24,255
Total net sales	$1,544,142	$1,480,999	$63,143

The percent change in the Company’s sales by segment and product category for the three months ended October 29, 2022 compared to the three months ended October 30, 2021 as well as the sales percentage by segment and product category to total net sales for the three months ended October 29, 2022 are as follows:

	% Change	% of
	2022 - 2021	Net Sales
Retail operations segment
Cosmetics	7.5%	14%
Ladies’ apparel	2.4	21
Ladies’ accessories and lingerie	(1.6)	13
Juniors’ and children’s apparel	(6.3)	10
Men’s apparel and accessories	6.1	20
Shoes	4.4	16
Home and furniture	5.0	3
		97
Construction segment	116.5	3
Total		100%

Net sales from the retail operations segment increased $38.9 million, or approximately 3%, and sales in comparable stores increased approximately 3% during the three months ended October 29, 2022 compared to the three months ended

October 30, 2021. Sales in cosmetics, men’s apparel and accessories and home and furniture increased significantly, while sales in shoes and ladies’ apparel increased moderately. Sales in ladies’ accessories and lingerie decreased moderately, while sales in juniors’ and children’s apparel decreased significantly.

For the three months ended October 29, 2022 compared to the three months ended October 30, 2021, the number of sales transactions decreased by 5%, while the average dollars per sales transaction increased by 8%.

We recorded a return asset of $13.8 million and $11.0 million and an allowance for sales returns of $27.3 million and $22.3 million as of October 29, 2022 and October 30, 2021, respectively.

During the three months ended October 29, 2022, net sales from the construction segment increased $24.3 million, or approximately 117%, compared to the three months ended October 30, 2021, due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $232.7 million as of October 29, 2022, increasing approximately 148% from January 29, 2022 and increasing approximately 176% from October 30, 2021, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Nine Months Ended
	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change
Net sales:
Retail operations segment	$4,632,529	$4,296,316	$336,213
Construction segment	111,901	83,604	28,297
Total net sales	$4,744,430	$4,379,920	$364,510

The percent change in the Company’s sales by segment and product category for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 29, 2022 are as follows:

	% Change	% of
	2022 - 2021	Net Sales
Retail operations segment
Cosmetics	8.7%	13%
Ladies’ apparel	6.9	23
Ladies’ accessories and lingerie	0.8	14
Juniors’ and children’s apparel	5.3	10
Men’s apparel and accessories	14.9	20
Shoes	9.0	15
Home and furniture	4.2	3
		98
Construction segment	33.8	2
Total		100%

Net sales from the retail operations segment increased $336.2 million, or approximately 8%, and sales in comparable stores increased approximately 8% during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. Sales in men’s apparel and accessories, shoes, cosmetics, ladies’ apparel and juniors’ and children’s apparel increased significantly. Sales in home and furniture increased moderately, while sales in ladies’ accessories and lingerie increased slightly.

For the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, the number of sales transactions decreased by 1%, while the average dollars per sales transaction increased by 9%.

During the nine months ended October 29, 2022, net sales from the construction segment increased $28.3 million, or approximately 34%, compared to the nine months ended October 30, 2021, due to an increase in construction activity.

Service Charges and Other Income

					Three	Nine
	Three Months Ended		Nine Months Ended		Months	Months
	October 29,	October 30,	October 29,	October 30,	$ Change	$ Change
(in thousands of dollars)	2022	2021	2022	2021	2022 - 2021	2022-2021
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$16,761	$18,701	$50,310	$54,143	$(1,940)	$(3,833)
Shipping and handling income	9,533	9,672	29,603	28,376	(139)	1,227
Other	2,590	2,665	9,204	7,869	(75)	1,335
	28,884	31,038	89,117	90,388	(2,154)	(1,271)
Construction segment	46	(125)	194	571	171	(377)
Total service charges and other income	$28,930	$30,913	$89,311	$90,959	$(1,983)	$(1,648)

Gross Margin

	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$685,643	$682,317	$3,326	0.5%
Construction segment	2,822	2,406	416	17.3
Total gross margin	$688,465	$684,723	$3,742	0.5%

Nine months ended
Retail operations segment	$2,079,008	$1,876,558	$202,450	10.8%
Construction segment	7,091	5,787	1,304	22.5
Total gross margin	$2,086,099	$1,882,345	$203,754	10.8%

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Gross margin as a percentage of segment net sales:
Retail operations segment	45.7%	46.7%	44.9%	43.7%
Construction segment	6.3	11.6	6.3	6.9
Total gross margin as a percentage of net sales	44.6	46.2	44.0	43.0

Gross margin, as a percentage of sales, decreased to 44.6% from 46.2% during the three months ended October 29, 2022 compared to the three months ended October 30, 2021, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 45.7% from 46.7% during the three months ended October 29, 2022 compared to the three months ended October 30, 2021, respectively. Gross margin decreased significantly in home and furniture, while decreasing moderately in ladies’ accessories and lingerie and men’s apparel and accessories. Gross margin remained flat in ladies’ apparel and juniors’ and children’s apparel. Gross margin increased slightly in cosmetics and shoes.

Gross margin, as a percentage of sales, increased to 44.0% from 43.0% during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, respectively.

Gross margin from retail operations, as a percentage of sales, increased to 44.9% from 43.7% during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, respectively. Management attributes the improvement in gross margin to positive customer response to the company’s merchandise assortment combined with continued inventory management leading to decreased markdowns in the first nine months of 2022. Gross margin increased moderately in men’s apparel and accessories and ladies’ apparel, while increasing slightly in juniors’ and children’s apparel and cosmetics. Gross margin remained flat in shoes. Gross margin decreased slightly in ladies’ accessories and lingerie, while decreasing moderately in home and furniture.

Total inventory increased 8% as of October 29, 2022 compared to October 30, 2021, primarily as a result of rising inflation throughout the Company’s supply chain. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million and $5 million for the three and nine months ended October 29, 2022, respectively.

We source a significant portion of our private label and exclusive brand merchandise from countries that continue to be impacted by the COVID-19 virus. Additionally, many of our branded merchandise vendors may also source a significant portion of their merchandise from these same countries. This issue continues to negatively impact our supply chain, resulting in shipping delays as well as increased shipping costs.

Additionally, disruptions continue in the global transportation network, and it is unclear when these issues will be resolved. The California ports of Los Angeles and Long Beach, which together handle a significant portion of United States merchandise imports, have experienced delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. While these ports are currently operating with few delays, further shipping delays may occur if the ongoing west coast port labor contract negotiations fail or if the ongoing labor contract negotiations related to United States railroads, which move goods out of these ports, fail.

At present, while monitoring all of these situations closely, management is unable to quantify the effects of these factors on the Company's results of operations and inventory position for fiscal 2022.

Selling, General and Administrative Expenses (“SG&A”)

	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$411,888	$391,463	$20,425	5.2%
Construction segment	1,950	1,728	222	12.8
Total SG&A	$413,838	$393,191	$20,647	5.3%

Nine months ended
Retail operations segment	$1,210,208	$1,090,818	$119,390	10.9%
Construction segment	5,735	4,855	880	18.1
Total SG&A	$1,215,943	$1,095,673	$120,270	11.0%

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
SG&A as a percentage of segment net sales:
Retail operations segment	27.5%	26.8%	26.1%	25.4%
Construction segment	4.3	8.3	5.1	5.8
Total SG&A as a percentage of net sales	26.8	26.5	25.6	25.0

SG&A increased to 26.8% of sales during the three months ended October 29, 2022 compared to 26.5% of sales during the three months ended October 30, 2021, an increase of $20.6 million. SG&A from retail operations increased to

27.5% of sales for the three months ended October 29, 2022 compared to 26.8% of sales for the three months ended October 30, 2021, an increase of $20.4 million.

SG&A increased to 25.6% of sales during the nine months ended October 29, 2022 compared to 25.0% of sales during the nine months ended October 30, 2021, an increase of $120.3 million. SG&A from retail operations increased to 26.1% of sales for the nine months ended October 29, 2022 compared to 25.4% of sales for the nine months ended October 30, 2021, an increase of $119.4 million.

The dollar increase in operating expenses in both the three and nine-month periods is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment. Payroll expense and related payroll taxes for the three months ended October 29, 2022 was $276.3 million compared to $261.5 million for the three months ended October 30, 2021, increasing $14.8 million. Payroll expense and related payroll taxes for the nine months ended October 29, 2022 was $821.3 million compared to $733.5 million for the nine months ended October 30, 2021, increasing $87.8 million. The Company remains focused on hiring, developing and retaining talented associates.

Interest and Debt Expense, Net

	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$6,984	$10,557	$(3,573)	(33.8)%
Construction segment	(27)	(7)	(20)	285.7
Total interest and debt expense, net	$6,957	$10,550	$(3,593)	(34.1)%

Nine months ended
Retail operations segment	$27,154	$32,889	$(5,735)	(17.4)%
Construction segment	(46)	(33)	(13)	39.4
Total interest and debt expense, net	$27,108	$32,856	$(5,748)	(17.5)%

Net interest and debt expense decreased $3.6 million and $5.7 million during the three and nine months ended October 29, 2022 compared to the three and nine months ended October 30, 2021, respectively. The net decrease is primarily due to an increase in interest income from increasing rates on cash and cash equivalent balances and the purchases of short-term investments in the current year that did not occur in the prior period.

Interest income was $3.8 million and $0.5 million for the three months ended October 29, 2022 and October 30, 2021, respectively. Interest income was $5.8 million and $1.1 million for the nine months ended October 29, 2022 and October 30, 2021, respectively.

Other Expense

	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$1,936	$2,134	$(198)	(9.3)%
Construction segment	—	—	—	—
Total other expense	$1,936	$2,134	$(198)	(9.3)%

Nine months ended
Retail operations segment	$5,808	$9,232	$(3,424)	(37.1)%
Construction segment	—	—	—	—
Total other expense	$5,808	$9,232	$(3,424)	(37.1)%

Other expense decreased $3.4 million during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021 primarily due to the write-off of certain deferred financing fees in connection with the amendment and extension of the Company’s secured revolving credit facility during the first quarter of fiscal 2021.

Gain on Disposal of Assets

	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(2)	$(4)	$2
Construction segment	—	—	—
Total gain on disposal of assets	$(2)	$(4)	$2

Nine months ended
Retail operations segment	$(7,243)	$(24,683)	$17,440
Construction segment	3	(3)	6
Total gain on disposal of assets	$(7,240)	$(24,686)	$17,446

During the nine months ended October 29, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

During the nine months ended October 30, 2021, the Company recorded proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.6% and 22.5% for the three months ended October 29, 2022 and October 30, 2021, respectively. During the three months ended October 29, 2022 and October 30, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company’s estimated federal and state effective income tax rate was approximately 22.5% for the nine months ended October 29, 2022 and October 30, 2021. During the nine months ended October 29, 2022 and October 30, 2021, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2022 federal and state effective income tax rate to approximate 21%. This rate includes an expected federal income tax benefit due to a deduction related to that portion of the special dividend of

$15.00 per share to be paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan. This rate may change if results of operations for fiscal 2022 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 29, 2022 and October 30, 2021 follows:

	Nine Months Ended
	October 29,	October 30,
(in thousands of dollars)	2022	2021	$ Change
Operating Activities	$558,421	$728,083	$(169,662)
Investing Activities	(278,606)	(45,179)	(233,427)
Financing Activities	(463,866)	(423,522)	(40,344)
Total (Decrease) Increase in Cash and Cash Equivalents	$(184,051)	$259,382	$(443,433)

Net cash flows from operations decreased $169.7 million during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. This decrease was primarily due to changes in working capital items, notably increases in merchandise inventories and trade accounts payable and accrued expenses and other liabilities.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance. The Company recognized income of $50.3 million and $54.1 million from the Wells Fargo Alliance during the nine months ended October 29, 2022 and October 30, 2021, respectively.

During the nine months ended October 30, 2021, the Company received proceeds from insurance of $2.9 million for claims filed for merchandise losses related to storm damage incurred at two stores.

Capital expenditures were $94.8 million and $79.7 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the nine months ended October 29, 2022, the Company opened a new store at University Place in Orem, Utah (160,000 square feet). In November 2022, the Company opened its newly remodeled owned facility at Westgate Mall in Amarillo, Texas, which replaces a leased building at that same location where the Company operates a dual-anchor format. The Company also plans to open a new store at The Empire Mall in Sioux Falls, South Dakota in the fall of 2023, which will mark the Company’s 30th state of operation.

During the nine months ended October 29, 2022, the Company received cash proceeds of $8.1 million and recorded a related gain of $7.2 million, primarily from the sale of a 200,000 square foot location at Provo Towne Centre in Provo, Utah, which closed during the second quarter of fiscal 2022. During the first quarter of fiscal 2022, the Company closed its leased clearance center at University Square Mall in Tampa, Florida (80,000 square feet). During the third quarter of fiscal 2022, the Company closed its owned location at the East Hills Mall in St. Joseph, Missouri (100,000 square feet) and its leased location at the Sikes Senter in Wichita Falls, Texas (150,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the nine months ended October 30, 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily from the sale of three store properties.

During the nine months ended October 29, 2022, the Company received proceeds from insurance of $4.9 million primarily from life insurance proceeds related to one policy. During the nine months ended October 30, 2021, the Company received proceeds from insurance of $3.8 million for claims filed for building losses related to storm damage incurred at two stores.

During the nine months ended October 29, 2022, the Company purchased certain treasury bills for $196.8 million that are classified as short-term investments.

The Company had cash and cash equivalents of $532.7 million as of October 29, 2022. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In April 2021, the Company amended the credit agreement (the “2021 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the nine months ended October 30, 2021, the Company paid $3.0 million in issuance costs related to the 2021 amendment, which were recorded in other assets on the condensed consolidated balance sheet, and the Company recognized a loss on the early extinguishment of debt of $2.8 million for the write-off of certain remaining deferred financing fees related to the previous agreement. This charge was recorded in other expense on the condensed consolidated statement of income.

At October 29, 2022, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability of $780.7 million.

During the nine months ended October 29, 2022, the Company repurchased 1.7 million shares of Class A Common Stock at an average price of $255.49 per share for $436.6 million under its stock repurchase plans, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. During the nine months ended October 30, 2021, the Company repurchased 2.6 million shares of Class A Common Stock at an average price of $158.40 per share for $410.3 million under its stock repurchase plans. As of October 29, 2022, $175.4 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

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

On November 17, 2022, the Company announced that its Board of Directors declared a special dividend of $15.00 per share. The dividend is payable on the Class A and Class B Common Stock of the Company on January 9, 2023 to shareholders of record as of December 15, 2022. The Company expects to fund the dividend from cash flows from operations.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2022 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements regarding the expected phase out of LIBOR, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of supply chain disruptions and inflation in fiscal 2022 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; global conflicts (including the recent conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 29, 2022, contain other information on factors that may affect financial results or cause actual results to differ materially from forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 2, 2022, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 31, 2022 through August 27, 2022	87,978	$239.55	87,978	$178,636,907
August 28, 2022 through October 1, 2022	2,331	302.83	2,331	177,931,017
October 2, 2022 through October 29, 2022	8,674	291.54	8,674	175,402,174
Total	98,983	$245.60	98,983	$175,402,174

In February 2022, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Class A Common Stock under an open-ended stock repurchase plan (“February 2022 Stock Plan”). During the three months ended October 29, 2022, the Company repurchased 0.1 million shares totaling $24.3 million under its stock repurchase plan. As of October 29, 2022, $175.4 million of authorization remained under the February 2022 Stock Plan.

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

DILLARD’S, INC.
(Registrant)

Date:	December 2, 2022	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer