Form 10-K
period 2023-01-28
DILLARD'S, INC.
filed 2023-03-27
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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

Registrant’s telephone number, including area code (501) 376-5200

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2022 was $2,036,916,189.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2023:

CLASS A COMMON STOCK, $0.01 par value	13,073,742
CLASS B COMMON STOCK, $0.01 par value	3,986,233

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2023 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.   BUSINESS.

Dillard’s, Inc. (“Dillard’s”, the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of January 28, 2023, we operated 277 Dillard’s stores, including 28 clearance centers, and an Internet store offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC (“CDI”), a portion of whose business includes constructing and remodeling stores for the Company.

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2022	Fiscal 2021	Fiscal 2020
Retail operations segment:
Cosmetics	15%	14%	15%
Ladies' apparel	21	21	18
Ladies' accessories and lingerie	14	15	17
Juniors' and children's apparel	9	10	9
Men's apparel and accessories	20	19	18
Shoes	15	15	15
Home and furniture	4	4	5
	98	98	97
Construction segment	2	2	3
Total	100%	100%	100%

Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments and the impact of COVID-19 on each of the foregoing, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

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

Our merchandise selections include, but are not limited to, our lines of exclusive brand merchandise such as Antonio Melani, Gianni Bini, GB, Roundtree & Yorke and Daniel Cremieux. Our exclusive brands/private label merchandise program provides benefits for Dillard’s and our customers. Our customers receive fashionable, higher quality product often at a savings compared to national brands. Our private label merchandise program allows us to ensure the Company’s high standards are achieved, while minimizing costs and differentiating our merchandise offerings from other retailers.

We have made a significant investment in our trademark and license portfolio, in terms of design function, advertising, quality control and quick response to market trends in a quality manufacturing environment. Dillard’s trademark registrations are maintained for as long as Dillard’s holds the exclusive right to use the trademarks on the listed products.

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

Wells Fargo Bank, N.A. (“Wells Fargo”) owns and manages Dillard’s private label credit cards, including credit cards co-branded with American Express (collectively “private label cards”) under a long-term marketing and servicing alliance (“Wells Fargo Alliance”). Under the Wells Fargo Alliance, Wells Fargo establishes and owns private label card accounts for our customers, retains the benefits and risks associated with the ownership of the accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in November 2024.

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

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively, and contained 52 weeks each.

Human Capital

As of December 24, 2022, the Company employed approximately 29,900 associates. Approximately 19,600 were full-time (greater than 35 hours per week) associates, 8,200 were part-time (20-35 hours per week) associates and 2,100 were limited status associates (less than 20 hours per week).1 None of our associates are represented by a union.

As a department store chain, the Company employs a wide range of associates, including sales associates, management professionals, maintenance professionals, call center associates, distribution center associates, buyers,

1 For purposes of this section, all figures are based on calendar year 2022.

advertising and back office personnel. Given the breadth of our employee base, we tailor our human capital management efforts with a view to specific associate populations.

Of the Company’s full-time associates, approximately 86% work in the retail stores. We focus on attracting and retaining excellent associates at the store level by providing compensation and benefits packages that are competitive within the applicable market.

Training and talent development. The Company develops talent by investing in both formalized classroom training, specialized training for our sales management team, ongoing mentorship programs and on-the-job experience. We seek to create an engaged workforce through open door policies and promotion opportunities. The Company’s philosophy is to develop talent and promote from within our organization, thus providing a better customer service model due to a deeper understanding of the overall business and our customers’ expectations. Career paths and opportunities for promotion are discussed with associates from the first day of training and on an ongoing basis. As of December 24, 2022, approximately 72% of the salaried managers at our stores were promoted from hourly store positions.

Diversity and inclusion. The Company has a diverse customer base and seeks to achieve that same diversity in its workforce. As of December 24, 2022, approximately 75% of our store associates were women, and approximately 54% of our store associates were non-white.

In its efforts to promote diversity within our store positions, the Company has developed and made available to store level hiring managers a Diversity and Inclusion training curriculum. In addition, in order to ensure that all qualified candidates are aware of store promotion opportunities, each store posts promotion opportunities for supervisory positions.

Available Information

The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K (this “Annual Report”) and should not be considered to be a part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and Form 5 and amendments to those reports filed or furnished with the SEC pursuant to Sections 13(a), 15(d) or 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as applicable, are available free of charge (as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC) on the Dillard’s, Inc. investor relations website: investor.dillards.com. Copies may also be obtained through the SEC’s EDGAR website: sec.gov.

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

A shutdown of, or disruption in, any of the Company’s distribution or fulfillment centers would have an adverse effect on the Company’s business and operations.

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

We own the land and building, or lease the land and/or the building, for all of our stores. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our real estate assets could decrease, and their operating costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area. Additionally, we are subject to potential liability for environmental conditions on the property that we own or lease. If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 72 stores along the Gulf and Atlantic coasts that are covered by third-party insurance but are self-insured for property and merchandise losses related to “named storms.” As a result, the repair and replacement costs will be borne by us for damage to any of these stores from “named storms,” which could have an adverse effect on our financial condition or results of operations.

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

Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory. Unexpected or unseasonable weather conditions could render a portion of our inventory incompatible with consumer needs. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company’s inventory incompatible with those unseasonable conditions. Additionally, extreme weather or natural disasters, particularly in the areas in which our stores are located, could also severely hinder our ability to timely deliver seasonally appropriate merchandise. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, hurricanes or other extreme weather conditions over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability. A reduction in the demand for or supply of our seasonal merchandise or reduced sales due to reduced customer traffic in our stores could have an adverse effect on our inventory levels, gross margins and results of operations.

Natural disasters, climate change, war, acts of violence, acts of terrorism, other armed conflicts, and public health issues may adversely impact our business.

The occurrence of, or threat of, a natural disaster, climate change, war (including the ongoing conflict in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), acts of violence, acts of terrorism, other armed conflicts, and public health issues (including the recent COVID-19 pandemic, which had a significant negative impact on the Company’s financial position and results of operations during fiscal 2020) could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores or directly to customers. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative and/or regulatory requirements to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs for things like energy or packaging, as well as our product supply chain and distribution costs.

As a result of the occurrence of, or threat of, a natural disaster, climate change, war, acts of violence or acts of terrorism, other armed conflicts, and public health issues in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Consumer Demand

Changes in economic, financial and political conditions, and the resulting impact on consumer confidence and consumer spending, could have an adverse effect on our business and results of operations.

The retail merchandise business is highly sensitive to changes in overall economic and political conditions that impact consumer confidence and spending. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, inflation, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Due to the Company’s concentration of stores in energy producing regions, volatile conditions in these regions could adversely affect the Company’s sales. Consumer purchases of discretionary items and other retail products generally decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic could also have an adverse effect on our results of operations.

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

Fluctuations in the price and availability of fuel, labor and raw materials as a result of inflation and other factors, combined with the inability to mitigate or to pass cost increases on to our customers or to change our merchandise mix as a result of such cost increases, could have an adverse impact on our profitability. Vendors and other suppliers of the Company may experience similar fluctuations, which may subject us to the effects of their price increases. For example, we have experienced significant inflation causing increases in fuel, materials and shipping costs. We may or may not be able to pass such costs along to our customers. Even when successful, attempts to pass such costs along to our customers might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability and the ability of our branded vendors to meet purchasing requirements in a timely manner. A decrease in domestic transportation capacity could impair our ability and the ability of our branded vendors to timely deliver merchandise to our distribution centers and stores. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs.

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

Other trade restrictions imposed by the United States Government, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could adversely affect our profitability. For example, beginning in Fiscal 2020, the United States Government took significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region of China (“Xinjiang Region”), including withhold release orders (“WROs”) issued by United States Customs and Border Protection (“CBP”). The WROs allow CBP to detain and deny entry of imports suspected of containing cotton from Xinjiang, regardless of the origin of the finished products. This affected global supply chains, including our own supply chains for cotton-containing products. In late Fiscal 2021, the United States Government enacted the Uyghur Forced Labor Prevention Act (“UFLPA”), which presumes goods produced in the Xinjiang Region, or with labor linked to specified Chinese government-sponsored labor programs, were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. Compliance with UFLPA could lead to an increase in the cost of goods and adversely affect our profitability.

Our timely receipt of merchandise in the United States is dependent on an efficient global supply chain. Disruptions in the supply chain could adversely impact our ability to obtain adequate inventory on a timely basis and result in lost sales, increased costs and an overall decrease in our profits. For example, many disruptions in the global transportation network have occurred in recent years due to the impact of COVID-19 and other factors, including increased shipping costs resulting from increased demand for shipping capacity and the increased cost of fuel. The California ports of Los Angeles and Long Beach, which together have handled a significant portion of United States merchandise imports, have experienced delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise and additional freight costs.

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

Wells Fargo owns and manages the private label credit cards under the Wells Fargo Alliance. The Wells Fargo Alliance provides for certain payments to be made by Wells Fargo to the Company, including the Company’s share of earnings under this alliance. The income and cash flow that the Company receives from the Wells Fargo Alliance is dependent upon a number of factors including the level of sales on Wells Fargo accounts, the level of balances carried on the Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo’s ability to extend credit to our customers as well as the cost of customer rewards programs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from the Wells Fargo Alliance decreases, our operating results and cash flows could be adversely affected.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider. Wells Fargo may be subject to regulations that may adversely impact its operation of the private label credit card. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to the cardholders or negatively impact provisions which affect our earnings associated with the private label credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact Wells Fargo’s ability to facilitate consumer credit or increase the cost of credit to the cardholders.

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

Our information technology systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks and ransomware attacks, usage errors by our employees and other items discussed previously in Item 1A, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and acts of war or terrorism. We rely on third-party service providers to provide hardware, software and services necessary to operate our information technology systems. Outages, failures, viruses, attacks, catastrophic events, acts of war or terrorism, and usage errors by third-party service providers (or their vendors) could also affect our information technology systems. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim, which could adversely affect our business and operating results.

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

In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, class-action allegations brought under various consumer protection, employment and privacy and information security laws. Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for injury suffered during a visit to a store or from product defects and to lawsuits filed by patent holders alleging patent infringement. We are also subject to claims filed under our employee stock ownership plan alleging failure to properly manage the plan. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome.

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

The Company’s business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, changing demographics, prevailing wage rates and current or future minimum wage and healthcare reform legislation. In addition, as a complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company’s ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company’s business and results of operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

All of our stores are owned by us or leased from third parties. At January 28, 2023, we operated 277 stores in 29 states totaling approximately 47.3 million square feet of which we owned approximately 43.4 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 28, 2023:

					Partially
				Owned	Owned
				Building	and
	Number	Owned	Leased	on Leased	Partially
Location	of stores	Stores	Stores	Land	Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	15	14	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	41	38	1	2	—
Georgia	12	9	3	—	—
Iowa	3	3	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	8	6	1	1	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	3	2	1	—	—
New Mexico	5	3	2	—	—
Nevada	5	5	—	—	—
Ohio	12	10	2	—	—
Oklahoma	7	6	1	—	—
South Carolina	7	7	—	—	—
Tennessee	10	9	1	—	—
Texas	55	47	5	—	3
Utah	5	5	—	—	—
Virginia	6	5	—	1	—
Wyoming	1	1	—	—	—
Total	277	246	20	8	3

At January 28, 2023, we operated the following additional facilities:

			Owned /
Facility	Location	Square Feet	Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000

Additional property information is contained in Notes 1, 12, 13 and 14 in the “Notes to Consolidated Financial Statements,” in Item 8 hereof.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 27, 2023, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table lists the names and ages of all executive officers of the Company, the nature of any family relationship between them and the Company’s CEO and all positions and offices with the Company presently held by each person named. Each is elected to serve a one-year term. There are no other persons chosen to become executive officers.

			Held Present
Name	Age	Position & Office	Office Since	Family Relationship to CEO
William Dillard, II	78	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	73	Director; President	1998	Brother of William Dillard, II
Mike Dillard	71	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	76	Director; Executive Vice President	1998	Sister of William Dillard, II
William Dillard, III	52	Director; Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	64	Director; Senior Vice President	2015	Sister of William Dillard, II
Chris B. Johnson	51	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts	60	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
Tony Bolte (1)	64	Senior Vice President	2021	None
Dean L. Worley	57	Vice President; General Counsel	2012	None
Brant Musgrave	50	Vice President	2014	None
Mike Litchford	57	Vice President	2016	None
Tom Bolin	60	Vice President	2016	None
Annemarie Jazic (2)	39	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie (3)	39	Vice President	2017	Niece of William Dillard, II
James D. Stockman (4)	66	Vice President	2017	None
(1)	Mr. Bolte served as Vice President of Logistics from 2007 to 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics. In 2021, he was promoted to Senior Vice President of Information Technology and Logistics.
(2)	Mrs. Jazic served as Director of Contemporary Sportswear from 2006 to 2013 and Director of Online Experience from 2013 to 2017. In 2017, she was promoted to Vice President of Online Experience.
(3)	Mrs. Lucie served as a Divisional Merchandise Manager of Ladies’, Juniors’ and Children’s Exclusive Brands from 2010 to 2014 and served as a General Merchandise Manager of Ladies’, Juniors’ and Children’s Exclusive Brands from 2014 to 2017. In 2017, she was promoted to Corporate Vice President of Ladies’, Juniors’ and Children’s Exclusive Brands.
(4)	Mr. Stockman served as General Merchandise Manager of Exclusive Brands from 2004 to 2017. In 2017, he was promoted to Corporate Vice President of Ladies’ Apparel.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Dividend Information for Common Stock

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Company’s Class B Common Stock.

While the Company currently expects to continue paying quarterly cash dividends during fiscal 2023, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.

Stockholders

As of February 25, 2023, there were 2,147 holders of record of the Company’s Class A Common Stock and 4 holders of record of the Company’s Class B Common Stock.

Repurchase of Common Stock

	Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 30, 2022 through November 26, 2022	—	$—	—	$175,402,174
November 27, 2022 through December 31, 2022	—	—	—	175,402,174
January 1, 2023 through January 28, 2023	—	—	—	175,402,174
Total	—	$—	—	$175,402,174

In February 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”).

The February 2022 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The February 2022 Stock Plan has no expiration date.

All repurchases of the Company’s Class A Common Stock in fiscal 2022 were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of January 28, 2023, $175.4 million of authorization remained under the February 2022 Stock Plan.

Reference is made to the discussion in Note 9 in the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report, which information is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning the Company’s equity compensation plans is incorporated herein by reference from Item 12 of this Annual Report under the heading “Equity Compensation Plan Information”.

Company Performance

The graph below compares the cumulative total returns on the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company’s Class A Common Stock and each of the indices at market close on February 2, 2018 (the last trading day prior to the start of fiscal 2018) and assumes reinvestment of dividends.

The table below the graph shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index as of the last day of each of the Company’s last five fiscal years.

	2018	2019	2020	2021	2022
Dillard's, Inc.	$103.57	$96.57	$141.93	$425.39	$676.03
S&P 500	99.94	121.49	142.45	172.36	160.93
DJ US Apparel Retailers	110.57	124.93	133.56	146.06	161.37

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Dillard’s, Inc. operates 277 retail department stores spanning 29 states and an Internet store. The Company also operates a general contracting construction company, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively, and contained 52 weeks each.

A discussion regarding results of operations and analysis of financial condition for the year ended January 29, 2022 as compared to the year ended January 30, 2021 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 29, 2022, including the impact of COVID-19 on those periods.

EXECUTIVE OVERVIEW

Fiscal 2022

We achieved record results during fiscal 2022 compared to a previously unprecedented performance in fiscal 2021, ending the year in a strong financial position. Overall, our results for 2022 reflected continued disciplined execution of inventory control combined with positive sales, which were particularly strong in the first half of the year.

Total retail sales increased 5% for fiscal 2022 compared to the prior fiscal year. Sales in comparable stores for the year increased 5%.

Consolidated gross margin for fiscal 2022 was 42.0% of sales compared to 42.3% of sales for fiscal 2021. Retail gross margin for fiscal 2022 was a record 43.0% of sales compared to 42.9% of sales for the prior fiscal year.

Consolidated selling, general and administrative expenses (“operating expenses”) for fiscal 2022 were $1.674 billion (24.4% of sales) compared to $1.537 billion (23.7% of sales) for fiscal 2021. The increase of approximately $138 million is primarily due to increases in payroll and payroll-related expenses resulting from a highly competitive wage environment.

We reported record net income for fiscal 2022 of $891.6 million, or $50.81 per share, compared to $862.5 million, or $41.88 per share, for fiscal 2021. Included in net income for fiscal 2022 is a pretax gain of $21.0 million ($16.4 million after tax or $0.94 per share) primarily related to the sale of three store properties. Also included in fiscal 2022 net income are two tax-related benefits:

●	a federal income tax benefit of $16.3 million ($0.93 per share) due to a deduction related to that portion of the special dividend of $15.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year, and
●	a net $13.7 million ($0.78 per share) income tax benefit due to the release of valuation allowances primarily related to state net operating loss carryforwards.

Included in net income for the prior year (fiscal 2021) is a pretax gain of $24.7 million ($19.5 million after tax or $0.95 per share) primarily related to the sale of three store properties. Also included in prior year net income is a federal income tax benefit of $18.0 million ($0.88 per share) due to a deduction related to that portion of the special dividend of $15.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year.

Cash flow from operations was $948.4 million for fiscal 2022 and $1,280.0 million for fiscal 2021. During fiscal 2022, we returned $708 million of cash to shareholders in the form of dividends ($271.3 million) and share repurchases ($436.6 million). At January 28, 2023, authorization of $175.4 million remained under the share repurchase program.

At January 28, 2023, we had working capital of $1,212.9 million (including cash and cash equivalents, restricted cash and short-term investments totaling $809.2 million) and total debt outstanding of $521.4 million excluding operating lease liabilities.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net sales (in millions)	$6,871.1	$6,493.0	$4,300.9
Gross margin (in millions)	$2,887.5	$2,745.3	$1,231.8
Gross margin as a percentage of net sales	42.0%	42.3%	28.6%
Retail gross margin as a percentage of retail net sales	43.0%	42.9%	29.4%
Selling, general and administrative expenses as a percentage of net sales	24.4%	23.7%	28.2%
Cash flow from operations (in millions)	$948.4	$1,280.0	$252.9
Total retail store count at end of period	277	280	282
Retail sales per square foot	$146	$138	$90
Retail stores sales trend	5%	53%	(31)%
Comparable retail store sales trend	5%	*	*
Retail store inventory trend	4%	(1)%	(26)%
Retail merchandise inventory turnover	2.9	2.9	2.0
*

The Company reported no comparable store sales data for the fiscal year due to the temporary COVID-19-related closures of its brick-and-mortar stores during the first and second quarters of fiscal 2020 as well as the interdependence between in-store and online sales.

Trends and Uncertainties

Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

●	Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.
●	Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the cost of sales on our consolidated statement of operations will correspondingly rise, thus reducing our net income and cash flow.
●	Success of brand—The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.
●	Sourcing—Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our merchandise and the speed at which we can respond to customer trends and preferences all have a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.
●	Store growth—Our ability to open new stores is dependent upon a number of factors, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weak economic environment. Store growth can be further hindered by mall attrition and subsequent closure of underperforming properties.

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): inflation and interest rate increases, fluctuating gas prices, uncertainty around shipping costs and shipping capacity and increased U.S. wages in a tight labor market. The extent to which our business will be affected by these factors depends on our customer’s continuing ability and willingness to accept price increases. Accordingly, the related financial impact to fiscal 2023 from these factors cannot be reasonably estimated at this time.

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

The Company was affected by inflation during fiscal 2022. Our business will likely be affected by inflation in fiscal 2023, the extent of which depends on our customers’ continuing ability and willingness to accept price increases.

2023 Guidance

A summary of management’s estimates of certain financial measures for fiscal 2023 is shown below:

	Fiscal 2023	Fiscal 2022
(in millions of dollars)	Estimated	Actual
Depreciation and amortization	$180	$188
Rentals	22	23
Interest and debt (income) expense, net	(11)	31
Capital expenditures	150	120

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

Other expense. Other expense includes the interest cost and net actuarial loss components of net periodic benefit costs related to the Company’s unfunded, nonqualified defined benefit plan and charges related to the write off of certain deferred financing fees in connection with the amendment and extension of the Company’s secured revolving credit facility, if any.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are also described in Note 1 in the “Notes to Consolidated Financial Statements” in Item 8 hereof. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates.

Management of the Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Company’s consolidated financial statements.

Merchandise inventory. All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 28, 2023 and January 29, 2022, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2022, 2021 or 2020. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $8 million for fiscal 2022.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company’s stores and warehouses are generally performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts. While shrinkage has increased in recent years, the differences between the estimated amounts of shrinkage and the actual amounts realized during the past three years have not been material.

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $23.1 million and $19.6 million and return assets of $13.3 million and $10.8 million as of January 28, 2023 and January 29, 2022, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal 2022, 2021 and 2020.

The Company’s share of income under the Wells Fargo Alliance, involving the Dillard’s branded private label credit cards is included as a component of service charges and other income. The Company recognized income of $67.8 million, $74.8 million and $78.6 million from the alliance in fiscal 2022, 2021 and 2020, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.

Revenues from CDI construction contracts are generally measured based on the ratio of costs incurred to total estimated contract costs (the “cost-to-cost method”). Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on stand-alone selling prices. Construction contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods and services that are not distinct from the existing contracts; therefore, the modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation for which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. The length of each contract varies but is typically nine to eighteen months. The progress towards completion is determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. Estimated contract losses are recognized in full when determined.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to claims for self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $2 million per claim). The Company’s retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 28, 2023 and January 29, 2022, insurance accruals of $42.5 million and $39.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. A 10% change in our self-insurance reserve would have affected net income by approximately $3 million for fiscal 2022.

Long-lived assets. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●	Significant changes in the manner of our use of assets or the strategy for the overall business;
●	Significant negative industry or economic trends;
●	A current-period operating or cash flow loss combined with a history of operating or cash flow losses; and
●	Store closings.

The Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the fair value, the carrying value is reduced to its fair value. Various factors including future sales growth, profit margins and real estate values are included in this analysis. To the extent these future projections, the Company’s strategies or market conditions change, the conclusion regarding impairment may differ from the current estimates.

Income taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company’s actual results differ from estimated results due to changes in tax laws, changes in store locations, settlements of tax audits or tax planning, the Company’s effective tax rate and tax balances could be affected.

As such, these estimates may require adjustment in the future as additional information becomes available or as circumstances change. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The total amount of unrecognized tax benefits as of January 28, 2023 was $7.0 million, of which, $5.3 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 29, 2022 was $6.7 million, of which $3.9 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.

The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2015, 2016 and 2018 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Pension obligations.  The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate increased to 4.8% as of January 28, 2023 from 3.0% as of January 29, 2022. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $273.1 million is appropriately stated as of January 28, 2023; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $14 million. The Company expects to make a contribution to the pension plan of approximately $6.8 million in fiscal 2023. The Company expects pension expense to be approximately $23.8 million in fiscal 2023.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated (percentages may not foot due to rounding):

	For the years ended
	January 28, 2023		January 29, 2022		January 30, 2021
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,871,081	100.0%	$6,492,993	100.0%	$4,300,895	100.0%
Service charges and other income	125,134	1.8	131,274	2.0	132,290	3.1
	6,996,215	101.8	6,624,267	102.0	4,433,185	103.1
Cost of sales	3,983,598	58.0	3,747,665	57.7	3,069,063	71.4
Selling, general and administrative expenses	1,674,317	24.4	1,536,554	23.7	1,211,483	28.2
Depreciation and amortization	188,440	2.7	199,321	3.1	213,378	5.0
Rentals	23,169	0.3	22,594	0.3	22,174	0.5
Interest and debt expense, net	30,527	0.4	43,092	0.7	49,108	1.1
Other expense	7,744	0.1	11,366	0.2	8,417	0.2
(Gain) loss on disposal of assets	(21,047)	(0.3)	(24,688)	(0.4)	2,230	0.1
Asset impairment and store closing charges	—	—	—	—	10,736	0.2
Income (loss) before income taxes (benefit)	1,109,467	16.1	1,088,363	16.8	(153,404)	(3.6)
Income taxes (benefit)	217,830	3.2	225,890	3.5	(81,750)	(1.9)
Net income (loss)	$891,637	13.0%	$862,473	13.3%	$(71,654)	(1.7)%

Sales

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net sales:
Retail operations segment	$6,701,972	$6,374,753	$4,160,232
Construction segment	169,109	118,240	140,663
Total net sales	$6,871,081	$6,492,993	$4,300,895

The percent change by segment and product category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2022 - 2021	Fiscal 2021 - 2020
Retail operations segment
Cosmetics	7.5%	44.1%
Ladies’ apparel	5.7	73.6
Ladies’ accessories and lingerie	(0.8)	41.9
Juniors’ and children’s apparel	3.0	61.5
Men’s apparel and accessories	9.7	61.1
Shoes	5.0	49.1
Home and furniture	(0.8)	14.6
Construction segment	43.0	(15.9)

2022 Compared to 2021

Net sales from the retail operations segment increased $327.2 million during fiscal 2022 compared to fiscal 2021, an increase of 5%. Sales in comparable stores increased 5% for fiscal 2022 compared to fiscal 2021. During fiscal 2022, sales of men’s apparel and accessories, cosmetics, ladies’ apparel and shoes increased significantly, while sales of juniors’ and children’s apparel increased moderately. Sales of home and furniture and ladies’ accessories and lingerie decreased slightly.

The number of sales transactions during fiscal 2022 decreased 3% over fiscal 2021 while the average dollars per sales transaction increased 8%.

Net sales from the construction segment increased $50.9 million or 43% during fiscal 2022 compared to fiscal 2021 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $189.1 million, increasing approximately 101% from January 29, 2022.

Exclusive Brand Merchandise

Sales penetration of exclusive brand merchandise for fiscal 2022, 2021 and 2020 was 23.8%, 22.7% and 20.4% of total net sales, respectively.

Service Charges and Other Income

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$67,768	$74,780	$78,600
Leased department income	2	6	1,078
Shipping and handling income	42,505	41,850	39,749
Other	14,551	13,917	11,648
	124,826	130,553	131,075
Construction segment	308	721	1,215
Total	$125,134	$131,274	$132,290

2022 Compared to 2021

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased $7.0 million in fiscal 2022 compared to fiscal 2021 primarily due to increased funding costs. Shipping and handling income increased during fiscal 2022 primarily due to an increase in online shopping.

Gross Margin

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Gross margin:
Retail operations segment	$2,878,910	$2,736,762	$1,223,614
Construction segment	8,573	8,566	8,218
Total gross margin	$2,887,483	$2,745,328	$1,231,832
Gross margin as a percentage of segment net sales:
Retail operations segment	43.0%	42.9%	29.4%
Construction segment	5.1	7.2	5.8
Total gross margin as a percentage of net sales	42.0	42.3	28.6

2022 Compared to 2021

Gross margin as a percentage of net sales decreased 30 basis points of sales during fiscal 2022 compared to fiscal 2021. Gross margin from retail operations increased 10 basis points of segment net sales during the same periods. During fiscal 2022, gross margin decreased moderately in home and furniture and ladies’ accessories and lingerie, while decreasing slightly in shoes and juniors’ and children’s apparel. Gross margin increased slightly in cosmetics, men’s apparel and accessories and ladies’ apparel. Retail store inventory increased 4% at January 28, 2023 compared to January 29, 2022.

We source a significant portion of our private label and exclusive brand merchandise from countries that have been impacted by the COVID-19 virus. Additionally, many of our branded merchandise vendors also source a significant portion of their merchandise from these same countries. This issue negatively impacted our supply chain during fiscal 2022 and prior, resulting in shipping delays as well as increased shipping costs. Additionally, disruptions in the global transportation network, including slowdowns in our U.S. ports, caused delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. These issues have improved in recent months and the negative impact on the Company’s operations and financial results has begun to diminish. Management continues to monitor these issues closely.

Inflation and rising interest costs continue to be a concern for management. The extent to which our business will be affected by inflation and rising interest costs depends on our customers’ continuing ability and willingness to accept price increases.

Gross margin from the construction segment decreased 210 basis points of segment net sales.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
SG&A:
Retail operations segment	$1,666,492	$1,529,787	$1,205,394
Construction segment	7,825	6,767	6,089
Total SG&A	$1,674,317	$1,536,554	$1,211,483
SG&A as a percentage of segment net sales:
Retail operations segment	24.9%	24.0%	29.0%
Construction segment	4.6	5.7	4.3
Total SG&A as a percentage of net sales	24.4	23.7	28.2

2022 Compared to 2021

SG&A increased $137.8 million, or 9.0%, during fiscal 2022 compared to fiscal 2021, increasing 70 basis points of sales. SG&A from retail operations increased 90 basis points of segment net sales during fiscal 2022 compared to fiscal 2021. The increase in SG&A dollars was primarily due to increases in payroll expense and related payroll taxes.

Payroll expense and related payroll taxes for fiscal 2022 were $1,138.8 million compared to $1,042.7 million for fiscal 2021, an increase of 9.2%. The Company remains focused on hiring, developing and retaining talented associates within the existing tight labor market.

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Depreciation and amortization:
Retail operations segment	$188,227	$199,061	$212,866
Construction segment	213	260	512
Total depreciation and amortization	$188,440	$199,321	$213,378

2022 Compared to 2021

Depreciation and amortization expense decreased $10.9 million during fiscal 2022 compared to fiscal 2021, primarily due to the timing and composition of capital expenditures.

Interest and Debt Expense, Net

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Interest and debt expense (income), net:
Retail operations segment	$30,614	$43,131	$49,154
Construction segment	(87)	(39)	(46)
Total interest and debt expense, net	$30,527	$43,092	$49,108

2022 Compared to 2021

Net interest and debt expense decreased $12.6 million in fiscal 2022 compared to fiscal 2021 primarily due to an increase in interest income. Total weighted average debt outstanding during fiscal 2022 decreased $3.4 million compared to fiscal 2021 primarily due to a note maturity.

Other Expense

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Other expense:
Retail operations segment	$7,744	$11,366	$8,417
Construction segment	—	—	—
Total other expense	$7,744	$11,366	$8,417

2022 Compared to 2021

Other expense decreased $3.6 million in fiscal 2022 compared to fiscal 2021 primarily due to the write-off in fiscal 2021 of certain deferred financing fees in connection with the amendment and extension of the Company’s secured revolving credit facility.

(Gain) Loss on Disposal of Assets

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
(Gain) loss on disposal of assets:
Retail operations segment	$(21,046)	$(24,682)	$2,256
Construction segment	(1)	(6)	(26)
Total (gain) loss on disposal of assets	$(21,047)	$(24,688)	$2,230

Fiscal 2022

During fiscal 2022, the Company received proceeds of $25.1 million primarily from the sale of three store properties, resulting in a gain of $21.0 million that was recorded in (gain) loss on disposal of assets.

Fiscal 2021

During fiscal 2021, the Company received proceeds of $29.3 million primarily from the sale of three store properties, resulting in a gain of $24.7 million that was recorded in (gain) loss on disposal of assets.

Asset Impairment and Store Closing Charges

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Asset impairment and store closing charges:
Retail operations segment	$—	$—	$10,736
Construction segment	—	—	—
Total asset impairment and store closing charges	$—	$—	$10,736

Fiscal 2020

During fiscal 2020, the Company recorded $10.7 million in asset impairment charges related to certain clearance locations.

Income Taxes

The Company’s estimated federal and state effective income tax rate was 19.6% in fiscal 2022, 20.8% in fiscal 2021 and 53.3% in fiscal 2020. The Company expects the fiscal 2023 federal and state effective income tax rate to approximate 23%.

Fiscal 2022

During fiscal 2022, income taxes included federal and state tax benefits of $19.3 million due to the deduction related to that portion of the Company’s dividends that were paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan, including the special dividend of $15 per share paid on January 9, 2023. Income taxes also included a net $13.7 million income tax benefit due to the release of valuation allowances primarily related to increases in the expected future utilization of state net operating loss carryforwards.

Fiscal 2021

During fiscal 2021, income taxes included federal and state tax benefits of $20.1 million due to the deduction related to that portion of the Company’s dividends that were paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan, including the special dividend of $15 per share paid on December 15, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current non-operating priorities for its use of cash are strategic investments to enhance the value of existing properties, stock repurchases and dividend payments to stockholders.

Cash flows for the Company’s most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022 - 2021	2021 - 2020
Operating Activities	$948,391	$1,280,020	$252,946	(25.9)%	406.0%
Investing Activities	(235,853)	(69,788)	(48,380)	(238.0)	(44.2)
Financing Activities	(768,966)	(853,812)	(121,304)	9.9	(603.9)
Total Cash (Used) Provided	$(56,428)	$356,420	$83,262

Operating Activities

The primary source of the Company’s liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company’s business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 95.8%, 96.2% and 93.8% of total revenues in fiscal 2022, 2021 and 2020, respectively.

Net cash flows from operations decreased $331.6 million during fiscal 2022 compared to fiscal 2021 primarily due to changes in working capital items, notably decreases in trade accounts payable and accrued expenses and other liabilities and income taxes payable.

Operating cash inflows also include the Company’s income and reimbursements from the Wells Fargo Alliance and cash distributions from joint ventures (excluding returns of investments), if any. Operating cash outflows include payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.

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

Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo’s ability to extend credit to our customers. We participate in the marketing of the private label cards, which includes the cost of customer reward programs. The Wells Fargo Alliance expires in November 2024.

The Company recognized income of $67.8 million, $74.8 million and $78.6 million from the Wells Fargo Alliance during fiscal 2022, 2021 and 2020, respectively.

During fiscal 2021, the Company received proceeds from insurance of $2.9 million for claims filed for merchandise losses related to storm damage incurred at two stores.

At January 28, 2023, the Company had purchase obligations of $1,330.3 million outstanding for merchandise and store construction commitments, all of which are expected to be paid during fiscal 2023.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and maturities of short-term investments. Cash outflows from investing activities generally include payments for capital expenditures such as property and equipment and purchases of short-term investments.

Cash used in investing activities increased $166.1 million during fiscal 2022 compared to fiscal 2021 primarily due to the increase in short-term investment activity.

Capital expenditures increased $15.7 million for fiscal 2022 compared to fiscal 2021. During fiscal 2022, the Company opened: (1) a new store at University Place in Orem, Utah (160,000 square feet) which replaced a store at Provo Towne Centre (200,000 square feet) in the same market and (2) a newly remodeled owned facility at Westgate Mall in Amarillo, Texas, which replaced a leased building at that same location where the Company operates a dual-anchor format. The Company also plans to open a new store at The Empire Mall in Sioux Falls, South Dakota in the Spring of 2024, which will mark the Company’s 30th state of operation. During fiscal 2021, the Company opened a new store at Mesa Mall in Grand Junction, Colorado (100,000 square feet).

During fiscal 2022, the Company received cash proceeds of $25.1 million and recorded a related gain of $21.0 million, primarily from the sale of three store properties: (1) a 200,000 square foot location at Provo Towne Centre in Provo, Utah; (2) a 75,000 square foot non-operating store property at Frontier Mall in Cheyenne, Wyoming and (3) a 90,000 square foot clearance center at Metrocenter Mall in Phoenix, Arizona.

During fiscal 2022, the Company also closed (1) a leased clearance center at University Square Mall in Tampa, Florida (80,000 square feet), (2) an owned clearance center at East Hills Mall in St. Joseph, Missouri (100,000 square feet) and (3) a leased location at Sikes Senter in Wichita Falls, Texas (150,000 square feet). During early 2023, the Company has closed an owned location at Santa Rosa Mall in Fort Walton Beach, Florida (115,000 square feet) and a leased location at Conestoga Mall in Grand Island, Nebraska (80,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During fiscal 2021, the Company received cash proceeds of $29.3 million and recorded a related gain of $24.7 million, primarily related to the sale of three store properties: (1) a 120,000 square foot location at Cortana Mall in Baton Rouge, Louisiana; (2) a 200,000 square foot location at Paradise Valley Mall in Phoenix, Arizona and (3) a non-operating store property in Knoxville, Tennessee. During fiscal 2021, the Company also closed its leased clearance center at Valle Vista Mall in Harlingen, Texas (100,000 square feet).

During fiscal 2022, the Company received proceeds from insurance of $0.5 million for a claim filed for building losses related to storm damage incurred at one store. During fiscal 2021, the Company received proceeds from insurance of $3.1 million for claims filed for building losses related to storm damage incurred at two stores.

During fiscal 2022, the Company received proceeds from life insurance of $4.4 million related to one policy. During fiscal 2021, the Company received proceeds from life insurance of $0.7 million related to one policy.

During fiscal 2022, the Company purchased certain treasury bills for $245.7 million that are classified as short-term investments. During fiscal 2022, the Company received proceeds of $100.0 million related to maturities of its short-term investments.

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

Cash used in financing activities decreased to $769.0 million in fiscal 2022 from $853.8 million in fiscal 2021, primarily due to decreases in treasury stock purchases and cash dividends paid during 2022.

Stock Repurchase.   In March 2018, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“March 2018 Stock Plan”). In May 2021, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“May 2021 Stock Plan”). In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”). As of January 28, 2023, the Company had completed the authorized purchases under the March 2018 Stock Plan and the May 2021 Stock Plan, and $175.4 million of authorization remained under the February 2022 Stock Plan.

During fiscal 2022, the Company repurchased 1.7 million shares of Class A Common Stock for $436.6 million at an average price of $255.49 per share, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. During fiscal 2021, the Company repurchased 3.2 million shares of Class A Common Stock for $561.1 million (including the unsettled share repurchases accrued at January 29, 2022) at an average price of $175.06 per share. The ultimate disposition of the repurchased stock has not been determined.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 will be subject to a 1% excise tax. This excise tax and the remaining corporate tax changes included in the Act are not expected to have a material impact on the Company's financial statements.

Revolving Credit Agreement.   The Company maintains a revolving credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In April 2021, the Company amended the credit agreement (the "2021 amendment"). Pursuant to the 2021 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amendment ("total commitment"), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2021 amendment, matures on April 28, 2026.

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

No borrowings were outstanding at January 28, 2023. Letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $729.4 million at January 28, 2023. The Company had no borrowings during fiscal 2022 and 2021, and the Company had weighted-average borrowings of $148.6 million during fiscal 2020.

Long-term Debt.   At January 28, 2023, the Company had $321.4 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.000% to 7.750% with due dates from fiscal 2026 through fiscal 2028.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2023	$—
2024	—
2025	—
2026	96.0
2027	80.0

During fiscal 2022, the Company decreased its net level of outstanding debt by $44.8 million related to the maturity of 7.875% Notes. During fiscal 2021, the Company made finance lease payments of $0.7 million and no debt matured.

During fiscal 2023, the Company expects to accrue interest expense of $24.2 million on its long-term debt.

Subordinated Debentures.   As of January 28, 2023, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

During fiscal 2023, the Company expects to accrue interest expense of $15.2 million on its subordinated debentures.

Dividends. During fiscal 2022, in addition to our typical quarterly dividends, the Board of Directors declared a special dividend of $15.00 per share that was paid on the Class A and Class B Common Stock of the Company.

Fiscal 2023 Outlook

The Company expects to finance its operations during fiscal 2023 from cash on hand, cash flows generated from operations and, if necessary, utilization of our revolving credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.

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

COMMERCIAL COMMITMENTS

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars)	Total Amounts				After
Other Commercial Commitments	Committed	Within 1 year	2 - 3 years	4 - 5 years	5 years
$800 million line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	19,333	19,033	300	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$19,333	$19,033	$300	$—	$—
(1)	At January 28, 2023, letters of credit totaling $19.3 million were issued under the credit agreement.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including those statements included under the headings “2023 Guidance” and “Fiscal 2023 Outlook” included in this Management’s Discussion and Analysis and other statements regarding management’s expectations and forecasts for the remainder of fiscal 2023 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements regarding the expected phase out of LIBOR, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation in fiscal 2023 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) the COVID-19 pandemic and its effects on public health, our supply chain, the health and well-being of our employees and customers, and the retail industry in general; other general retail industry conditions and macro-economic conditions including inflation and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation, affecting such matters as the cost of employee benefits or credit card income; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues; potential disruption of international trade and supply chain efficiencies; any government-ordered restrictions on the movement of the general public or the mandated or voluntary closing of retail stores in response to the COVID-19 pandemic; global conflicts (including the recent conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption “Item 1A, Risk Factors” in this Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below provides information about the Company’s obligations that are sensitive to changes in interest rates. The table presents maturities of the Company’s long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

	Expected Maturity Date
	(fiscal year)
(in thousands of dollars)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$—	$96,000	$80,000	$145,354	$321,354	$338,194
Average fixed interest rate	—%	—%	—%	7.8%	7.8%	7.0%	7.4%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$205,040
Average interest rate	—	—	—	—	—	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $800 million revolving credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. The rate of interest on borrowings under the credit agreement is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. The Company had no weighted average borrowings under this facility during fiscal 2022.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company’s management, with the participation of our Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this annual report, and based on that evaluation, the Company’s Principal Executive Officer and Co-Principal Financial Officers have concluded that these disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2023.

Our independent registered public accounting firm, KPMG LLP (“KPMG”), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 28, 2023. Please refer to KPMG’s “Report of Independent Registered Public Accounting Firm” on page F-2 of this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A.	Directors of the Company

The information called for by this item regarding directors of the Company is incorporated herein by reference from the information under the headings “Proposal No. 1. Election of Directors”, “Audit Committee Report”, “Information Regarding the Board and Its Committees” and “Delinquent Section 16(a) Reports” in the Proxy Statement.

B.	Executive Officers of the Company

Information regarding executive officers of the Company is included in Part I of this report under the heading “Information About Our Executive Officers.” Reference additionally is made to the information under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors (“Board”) has adopted a Code of Conduct that applies to all Company employees, including the Company’s executive officers, and, when appropriate, the members of the Board. As stated in the Code of Conduct, there are certain limited situations in which the Company may waive application of the Code of Conduct to employees or members of the Board. For example, since non-employee members of the Board rarely, if ever, deal financially with vendors and other suppliers of the Company on the Company’s behalf, it may not be appropriate to seek to apply the Code of Conduct to their dealings with these vendors and suppliers on behalf of other organizations which have no relationship to the Company. To the extent that any such waiver applies to an executive officer or a member of the Board, the waiver requires the express approval of the Board, and the Company intends to satisfy the disclosure requirements of Form 8-K regarding any such waiver from, or an amendment to, any provision of the Code of Conduct, by posting such waiver or amendment on the Company’s website. The current version of the Code of Conduct is available free of charge on the Company’s investor relations website, investor.dillards.com, and is available in print to any stockholder who requests copies by contacting Julie J. Guymon, Director of Investor Relations, at the Company’s corporate executive offices at 1600 Cantrell Road, Little Rock, AR 72201.

ITEM 11.   EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from the information under the headings “2022 Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise prices of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders*	—	$—	8,237,014
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	8,237,014
*	Included in this category are the following equity compensation plans, which have been approved by the Company’s stockholders:

Number of securities
available for future
Equity compensation plan	issuance
1990 Incentive and Nonqualified Stock Option Plan	5,125,417
1998 Incentive and Nonqualified Stock Option Plan	1,760,905
2000 Incentive and Nonqualified Stock Option Plan	382,705
Dillard's, Inc. Stock Bonus Plan	692,205
Dillard's, Inc. Stock Purchase Plan	150,596
Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan	125,186
8,237,014

There are no non-stockholder approved plans. Balances presented in the table above are as of January 28, 2023.

Additional information called for by this item is incorporated herein by reference from the information under the headings “Security Ownership of Certain Beneficial Holders” and “Security Ownership of Management” in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference from the information under the headings “Certain Relationships and Transactions” and “Information Regarding the Board and Its Committees” in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference from the information under the heading “Independent Accountant Fees” in the Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)    Financial Statements

An “Index of Financial Statements” has been filed as a part of this report beginning on page F-1 hereof.

(a)(3)    Exhibits and Management Compensatory Plans

The “Exhibit Index” beginning on page 39 hereof identifies exhibits incorporated herein by reference or filed with this report.

Exhibit Index

Number	Description
*3(a)

Restated Certificate of Incorporation (Exhibit 3 to Form 10-Q for the quarter ended August 1, 1992, File No. 1-6140, as amended by Exhibit 3 to Form 10-Q for the quarter ended May 3, 1997, File No. 1-6140).

*3(b)	By-Laws of Dillard’s, Inc., as amended (Exhibit 3 to Form 8-K dated as of August 20, 2013, File No. 1-6140).

*4(a)

Indenture between Registrant and Chemical Bank, Trustee, dated as of May 15, 1988, as supplemented (Exhibit 4 to Registration Statement File No. 33-21671, Exhibit 4.2 to Registration Statement File No. 33-25114, Exhibit 4(c) to Form 8-K dated September 26, 1990, File No. 1-6140 and Exhibit 4-q to Registration Statement File No. 333-59183).

*4(b)	Description of Securities (Exhibit 4(b) to Form 10-K for the fiscal year ended February 1, 2020, File No. 1-6140).

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard’s, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard’s, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard’s, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended April 29, 2017, File No. 1-6140).

*+10(h)	Amended and Restated Dillard's Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

*10(i)

Credit Card Program Agreement by and among Dillard’s, Inc., Wells Fargo Bank, N.A. and for the limited purposes stated therein, Dillard Investment Co., Inc. (Exhibit 10 to Form 10-Q for the quarter ended May 3, 2014, File No. 1-6140).

*10(j)

Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K filed on May 15, 2015, File No. 1-6140).

*10(k)

Amendment No. 1 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of August 11, 2017, File No. 1-6140).

*10(l)

Amendment No. 2 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 4, 2020, File No. 1-6140).

Number	Description
*10(m)

Amendment No. 3 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 3, 2021, File No. 1-6140).

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

Date: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William Dillard, II	/s/ Chris B. Johnson
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Chris B. Johnson Senior Vice President and Co-Principal Financial Officer
/s/ Alex Dillard	/s/ Phillip R. Watts
Alex Dillard President and Director	Phillip R. Watts Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer
/s/ Mike Dillard	/s/ Drue Matheny
Mike Dillard Executive Vice President and Director	Drue Matheny Executive Vice President and Director
/s/ Denise Mahaffy	/s/ William Dillard, III
Denise Mahaffy Senior Vice President and Director	William Dillard, III Senior Vice President and Director
/s/ Robert C. Connor	/s/ William E. Connor, II
Robert C. Connor Director	William E. Connor, II Director
/s/ James I. Freeman	/s/ H. Lee Hastings, III
James I. Freeman Director	H. Lee Hastings, III Director
/s/ Rob C. Holmes	/s/ Reynie Rutledge
Rob C. Holmes Director	Reynie Rutledge Director
/s/ Warren A. Stephens	/s/ J. C. Watts, Jr.
Warren A. Stephens Director	J. C. Watts, Jr. Director
/s/ Nick White
Nick White Director

Date: March 27, 2023

INDEX OF FINANCIAL STATEMENTS

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended January 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Dillard's, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dillard's, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Pension Plan projected benefit obligation

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company had an unfunded, non-qualified defined benefit plan (Pension Plan) with a projected benefit obligation of $273.1 million as of January 28, 2023. The Pension Plan’s costs are accounted for using actuarial valuations. The discount rate that the Company utilizes for determining the projected benefit obligation is based on the FTSE Above Median Pension yield curve as of the end of each fiscal year.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s benefit obligation process, including a control related to the actuarial determination of the discount rate used in the measurement of the projected benefit obligation. Additionally, we involved an actuarial professional with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rate by:

●	assessing changes in the discount rate from the prior year against changes in published indices
●	evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the projected benefit obligation
●	evaluating the selected yield curve and its consistency with the prior year and spot rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Dallas, Texas

March 27, 2023

Consolidated Balance Sheets

Dollars in Thousands

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$650,336	$716,759
Restricted cash	9,995	—
Accounts receivable	56,952	39,777
Short-term investments	148,902	—
Merchandise inventories	1,120,208	1,080,178
Other current assets	85,453	77,937
Total current assets	2,071,846	1,914,651
Property and equipment:
Land and land improvements	47,619	50,267
Buildings and leasehold improvements	3,065,504	3,059,582
Furniture, fixtures and equipment	563,265	567,799
Buildings under construction	26,699	30,418
Less accumulated depreciation and amortization	(2,584,708)	(2,517,915)
	1,118,379	1,190,151
Operating lease assets	33,821	42,941
Deferred income taxes	42,278	28,931
Other assets	62,826	68,883
Total assets	$3,329,150	$3,245,557
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$828,484	$886,233
Current portion of long-term debt	—	44,800
Current portion of operating lease liabilities	9,702	11,712
Federal and state income taxes	20,775	23,441
Total current liabilities	858,961	966,186
Long-term debt	321,354	321,247
Operating lease liabilities	24,164	30,969
Other liabilities	326,033	275,937
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A— 120,053,954 and 120,034,892 shares issued; 13,148,743 and 14,838,599 shares outstanding	1,200	1,200
Common stock, Class B (convertible)— 3,986,233 and 3,986,233 shares issued and outstanding	40	40
Additional paid-in capital	962,839	956,653
Accumulated other comprehensive loss	(65,722)	(22,798)
Retained earnings	5,648,700	5,027,922
Less treasury stock, at cost, Class A—106,905,211 and 105,196,293 shares	(4,948,419)	(4,511,799)
Total stockholders’ equity	1,598,638	1,451,218
Total liabilities and stockholders’ equity	$3,329,150	$3,245,557

See notes to consolidated financial statements.

Consolidated Statements of Operations

Dollars in Thousands, Except Per Share Data

	Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$6,871,081	$6,492,993	$4,300,895
Service charges and other income	125,134	131,274	132,290
	6,996,215	6,624,267	4,433,185
Cost of sales	3,983,598	3,747,665	3,069,063
Selling, general and administrative expenses	1,674,317	1,536,554	1,211,483
Depreciation and amortization	188,440	199,321	213,378
Rentals	23,169	22,594	22,174
Interest and debt expense, net	30,527	43,092	49,108
Other expense	7,744	11,366	8,417
(Gain) loss on disposal of assets	(21,047)	(24,688)	2,230
Asset impairment and store closing charges	—	—	10,736
Income (loss) before income taxes (benefit)	1,109,467	1,088,363	(153,404)
Income taxes (benefit)	217,830	225,890	(81,750)
Net income (loss)	$891,637	$862,473	$(71,654)
Earnings (loss) per common share:
Basic	$50.81	$41.88	$(3.16)
Diluted	50.81	41.88	(3.16)

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

Dollars in Thousands

	Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income (loss)	$891,637	$862,473	$(71,654)
Other comprehensive (loss) income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $1,560, $3,867, and $(1,176))	(42,924)	12,137	(3,876)
Comprehensive income (loss)	$848,713	$874,610	$(75,530)

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Dollars in Thousands, Except Share and Per Share Data

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Class A	Class B	Capital	Loss	Earnings	Stock	Total
Balance, February 1, 2020	$1,199	$40	$951,726	$(31,059)	$4,556,494	$(3,855,141)	$1,623,259
Net loss	—	—	—	—	(71,654)	—	(71,654)
Other comprehensive loss	—	—	—	(3,876)	—	—	(3,876)
Issuance of 49,347 shares under equity plans	1	—	2,405	—	—	—	2,406
Purchase of 2,230,877 shares of treasury stock	—	—	—	—	—	(95,556)	(95,556)
Cash dividends declared:
Common stock, $0.60 per share	—	—	—	—	(13,571)	—	(13,571)
Balance, January 30, 2021	1,200	40	954,131	(34,935)	4,471,269	(3,950,697)	1,441,008
Net income	—	—	—	—	862,473	—	862,473
Other comprehensive income	—	—	—	12,137	—	—	12,137
Issuance of 14,806 shares under equity plans	—	—	2,522	—	—	—	2,522
Purchase of 3,205,213 shares of treasury stock	—	—	—	—	—	(561,102)	(561,102)
Cash dividends declared:
Common stock, $15.70 per share	—	—	—	—	(305,820)	—	(305,820)
Balance, January 29, 2022	1,200	40	956,653	(22,798)	5,027,922	(4,511,799)	1,451,218
Net income	—	—	—	—	891,637	—	891,637
Other comprehensive loss	—	—	—	(42,924)	—	—	(42,924)
Issuance of 19,062 shares under equity plans	—	—	6,186	—	—	—	6,186
Purchase of 1,708,918 shares of treasury stock	—	—	—	—	—	(436,620)	(436,620)
Cash dividends declared:
Common stock, $15.80 per share	—	—	—	—	(270,859)	—	(270,859)
Balance, January 28, 2023	$1,200	$40	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating activities:
Net income (loss)	$891,637	$862,473	$(71,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	190,030	201,435	216,315
Deferred income taxes	(15,299)	(7,448)	(23,946)
(Gain) loss on disposal of assets	(21,047)	(24,688)	2,230
Proceeds from insurance	—	2,902	7,682
Gain from insurance proceeds	(160)	—	(548)
Loss on early extinguishment of debt	—	2,830	—
Accrued interest on short-term investments	(3,206)	—	—
Asset impairment and store closing charges	—	—	10,736
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,175)	(3,084)	9,467
(Increase) decrease in merchandise inventories	(40,030)	7,585	377,244
Increase in other current assets	(5,359)	(23,769)	(11,847)
Increase in other assets	(1,161)	(3,832)	(14)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(28,582)	122,607	(123,285)
(Decrease) increase in income taxes payable	(1,257)	143,009	(139,434)
Net cash provided by operating activities	948,391	1,280,020	252,946
Investing activities:
Purchase of property and equipment and capitalized software	(120,105)	(104,360)	(60,453)
Proceeds from disposal of assets	25,062	29,296	1,538
Proceeds from insurance	4,886	3,801	10,320
Purchase of short-term investments	(245,696)	—	—
Proceeds from maturities of short-term investments	100,000	—	—
Distribution from joint venture	—	1,475	215
Net cash used in investing activities	(235,853)	(69,788)	(48,380)
Financing activities:
Principal payments on long-term debt and finance lease liabilities	(44,800)	(695)	(1,219)
Cash dividends paid	(271,313)	(305,240)	(13,976)
Purchase of treasury stock	(452,853)	(544,868)	(102,879)
Issuance cost of line of credit	—	(3,009)	(3,230)
Net cash used in financing activities	(768,966)	(853,812)	(121,304)
(Decrease) increase in cash, cash equivalents and restricted cash	(56,428)	356,420	83,262
Cash, cash equivalents and restricted cash, beginning of year	716,759	360,339	277,077
Cash, cash equivalents and restricted cash, end of year	$660,331	$716,759	$360,339
Non-cash transactions:
Accrued capital expenditures	$5,155	$5,901	$6,731
Stock awards	6,186	2,522	2,406
Accrued purchases of treasury stock	—	16,234	—
Lease assets obtained in exchange for new operating lease liabilities	3,660	9,627	14,881

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (“Dillard’s” or the “Company”) operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively, and contained 52 weeks each.

Consolidation—The accompanying consolidated financial statements include the accounts of Dillard’s, Inc. and its wholly owned subsidiaries (excluding Dillard’s Capital Trust I; see Note 7 for more information). Intercompany accounts and transactions are eliminated in consolidation. Investments in and advances to joint ventures are accounted for by the equity method where the Company does not have control.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, self-insured accruals, future cash flows and real estate values for impairment analysis, pension discount rate and taxes. Actual results could differ from those estimates.

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

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 3 months or less when purchased or certificates of deposit with no early withdrawal penalty to be cash equivalents. The Company considers receivables from charge card companies to be cash equivalents because they settle the balances within 2 to 3 days.

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

Accounts Receivable—Accounts receivable primarily consists of construction receivables of the Company’s general contracting construction company, CDI Contractors, LLC (“CDI”), and the monthly settlement with Wells Fargo for Dillard’s share of earnings from the long-term marketing and servicing alliance. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered for write-off based on individual credit evaluation and specific circumstances of the customer.

Short-term Investments—Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company’s short-term investments are classified as held-to-maturity for the period presented as it has the positive intent and ability to hold these investments to maturity. The Company’s held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 28, 2023 and January 29, 2022, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2022, 2021 or 2020.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company’s stores and warehouses are generally performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2022, 2021, and 2020 was $1.9 million, $1.1 million and $0.4 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

Included in property and equipment as of January 28, 2023 are assets held for sale in the amount of $7.6 million. During fiscal 2022, the Company received cash proceeds of $25.1 million and realized a gain of $21.0 million primarily related to the sale of three store properties. During fiscal 2021, the Company received cash proceeds of $29.3 million and realized a gain of $24.7 million primarily related to the sale of three store properties. During fiscal 2020, the Company received cash proceeds of $1.5 million and realized a loss of $2.2 million primarily related to the sale of one store property.

Depreciation expense on property and equipment was approximately $188 million, $199 million and $213 million for fiscal 2022, 2021 and 2020, respectively.

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

During fiscal 2022 and 2021, no asset impairment and store closing charges were recorded. During fiscal 2020, the Company recorded $10.7 million in asset impairment charges related to certain clearance locations.

Other Assets—Other assets include investments accounted for by the equity and cost methods, capitalized software and cash surrender value of life insurance policies.

Vendor Allowances—The Company receives concessions from its vendors through a variety of programs and arrangements, including cooperative advertising and margin maintenance programs. The Company has agreements in place with vendors setting forth the specific conditions for each allowance or payment. These agreements range in periods from a few days to up to a year. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of the merchandise. Amounts of vendor concessions are recorded only when an agreement has been reached with the vendor and the collection of the concession is deemed probable.

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

Insurance Accruals—The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company’s self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company’s historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 28, 2023, and January 29, 2022, insurance accruals of $42.5 million and $39.9 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.

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

Revenue Recognition—The Company’s retail operations segment recognizes merchandise revenue at the “point of sale”. An allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded. Sales taxes collected from customers are excluded from revenue and are recorded in trade accounts payable and accrued expenses until remitted to the taxing authorities.

Wells Fargo Bank, N.A. (“Wells Fargo”) owns and manages Dillard’s private label cards under a 10-year agreement (“Wells Fargo Alliance”) which expires in November 2024. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo’s ability to extend credit to our customers. The Company’s share of income under the Wells Fargo Alliance is included as a component of service charges and other income. The

Company recognized income of $67.8 million, $74.8 million and $78.6 million from the Wells Fargo Alliance in fiscal 2022, 2021 and 2020, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.

Revenue from CDI construction contracts is generally measured based on the ratio of costs incurred to total estimated contract costs (the “cost-to-cost method”). The length of each contract varies but is typically nine to eighteen months. The progress towards completion is determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded in the current period.

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 28, 2023 and January 29, 2022, gift card liabilities of $69.4 million and $67.9 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $38.6 million, $32.0 million and $18.4 million, net of cooperative advertising reimbursements of $5.6 million, $7.8 million and $6.4 million for fiscal 2022, 2021 and 2020, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

Income Taxes—Income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Tax positions are analyzed to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense.

Shipping and Handling—The Company records shipping and handling reimbursements in service charges and other income. The Company records shipping and handling costs in cost of sales.

Defined Benefit Retirement Plans—The Company’s defined benefit retirement plan costs are accounted for using actuarial valuations. The Company recognizes the funded status of its defined benefit pension plans on the consolidated balance sheet and recognizes changes in the funded status that arise during the period but that are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income or loss. One such exclusion is the amortization of retirement plan and other retiree benefit adjustments, which is the only item impacting our accumulated other comprehensive loss.

Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2022.

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements and, except as noted below, believes there is no accounting guidance issued but not yet effective that would be relevant to the Company’s consolidated financial statements.

Disclosure of Supplier Finance Program Obligations

In September 2022, the Financial Accounting Standards Board issued accounting standards update (“ASU”) No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments in the update should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Retail operations segment:
Cosmetics	15%	14%	15%
Ladies’ apparel	21	21	18
Ladies’ accessories and lingerie	14	15	17
Juniors’ and children’s apparel	9	10	9
Men’s apparel and accessories	20	19	18
Shoes	15	15	15
Home and furniture	4	4	5
	98	98	97
Construction segment	2	2	3
Total	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations.

	Fiscal 2022
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,701,972	$169,109	$6,871,081
Gross margin	2,878,910	8,573	2,887,483
Depreciation and amortization	188,227	213	188,440
Interest and debt expense (income), net	30,614	(87)	30,527
Income before income taxes	1,108,675	792	1,109,467
Total assets	3,274,072	55,078	3,329,150

	Fiscal 2021
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,374,753	$118,240	$6,492,993
Gross margin	2,736,762	8,566	2,745,328
Depreciation and amortization	199,061	260	199,321
Interest and debt expense (income), net	43,131	(39)	43,092
Income before income taxes	1,086,122	2,241	1,088,363
Total assets	3,199,847	45,710	3,245,557

	Fiscal 2020
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$4,160,232	$140,663	$4,300,895
Gross margin	1,223,614	8,218	1,231,832
Depreciation and amortization	212,866	512	213,378
Interest and debt expense (income), net	49,154	(46)	49,108
Asset impairment and store closing costs	10,736	—	10,736
(Loss) income before income taxes (benefit)	(156,213)	2,809	(153,404)
Total assets	3,038,987	53,528	3,092,515

Intersegment construction revenues of $44.9 million, $38.2 million and $26.0 million were eliminated during consolidation and have been excluded from net sales for fiscal 2022, 2021 and 2020, respectively.

The retail operations segment gives rise to contract liabilities through the customer loyalty program associated with Dillard’s private label cards and through the issuances of gift cards. The customer loyalty program liability and a portion of the gift card liability are included in trade accounts payable and accrued expenses, and a portion of the gift card liability is included in other liabilities on the consolidated balance sheets. Our retail operations segment contract liabilities are as follows:

Retail
	January 28,	January 29,	January 30,
(in thousands of dollars)	2023	2022	2021
Contract liabilities	$83,909	$80,421	$68,021

During fiscal 2022 and 2021, the Company recorded $53.2 million and $42.7 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $80.4 million and $68.0 million, at January 29, 2022 and January 30, 2021, respectively.

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

Construction
	January 28,	January 29,	January 30,
(in thousands of dollars)	2023	2022	2021
Accounts receivable	$44,286	$25,912	$25,094
Costs and estimated earnings in excess of billings on uncompleted contracts	798	2,847	450
Billings in excess of costs and estimated earnings on uncompleted contracts	10,909	6,298	4,685

During fiscal 2022 and 2021, the Company recorded $5.8 million and $4.3 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $4.7 million at January 29, 2022 and January 30, 2021, respectively.

The remaining performance obligations related to executed construction contracts totaled $189.1 million and $93.9 million at January 28, 2023 and January 29, 2022, respectively.

3.  Revolving Credit Agreement

The Company maintains a revolving credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries, provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In April 2021, the Company amended the credit agreement (the “2021 amendment”). Pursuant to the 2021 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is LIBOR plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2021 amendment (“total commitment”), and the rate of interest on borrowings is LIBOR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2021 amendment, matures on April 28, 2026.

No borrowings were outstanding at January 28, 2023. Letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $729.4 million at January 28, 2023. The Company had no borrowings during fiscal 2022 or fiscal 2021, and the Company had weighted-average borrowings of $148.6 million during fiscal 2020.

4.  Long-Term Debt

Long-term debt, including the current portion, of $321.4 million and $366.0 million was outstanding at January 28, 2023 and January 29, 2022, respectively. The debt outstanding at January 28, 2023 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.750% and maturing during fiscal 2026 through fiscal 2028. There are no financial covenants under any of the debt agreements.

Long-term debt maturities over the next five years are (in millions):

Long-Term Debt
Fiscal Year	Maturities
2023	$—
2024	—
2025	—
2026	96.0
2027	80.0

Net interest and debt expense consists of the following:

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Interest on long-term debt and subordinated debentures	$40,123	$41,177	$41,718
Revolving credit facility expenses	2,518	2,515	5,681
Amortization of debt expense	709	1,211	1,995
Interest on finance lease obligations	—	31	209
Investment interest income	(12,827)	(1,847)	(505)
Other interest	4	5	10
	$30,527	$43,092	$49,108

Interest paid during fiscal 2022, 2021 and 2020 was approximately $44.7 million, $44.8 million and $48.4 million, respectively.

5.  Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 28, 2023	January 29, 2022
Trade accounts payable	$589,627	$628,987
Accrued expenses:
Taxes, other than income	58,659	56,211
Salaries, wages and employee benefits	96,857	120,396
Liability to customers	62,922	61,426
Interest	6,855	7,244
Rent	2,310	2,260
Other	11,254	9,709
	$828,484	$886,233

6.  Income Taxes

The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Current:
Federal	$220,089	$224,462	$(59,839)
State	13,040	8,876	2,035
	233,129	233,338	(57,804)
Deferred:
Federal	(1,652)	(9,120)	(19,483)
State	(13,647)	1,672	(4,463)
	(15,299)	(7,448)	(23,946)
	$217,830	$225,890	$(81,750)

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

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Income tax at the statutory federal rate	$232,988	$228,556	$(32,215)
State income taxes, net of federal benefit	20,616	24,677	(5,248)
Net changes in unrecognized tax benefits, interest and penalties/reserves	1,598	186	37
Tax benefit of federal credits	(1,724)	(1,504)	(926)
Changes in cash surrender value of life insurance policies	(389)	(387)	(373)
Changes in valuation allowance	(22,071)	(14,364)	3,328
Tax benefit of dividends paid to ESOP	(17,257)	(18,912)	(919)
Impacts to current and deferred taxes for enacted changes in tax laws and rates	—	—	(45,182)
Other	4,069	7,638	(252)
	$217,830	$225,890	$(81,750)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 28, 2023 and January 29, 2022 are as follows:

	January 28,	January 29,
(in thousands of dollars)	2023	2022
Prepaid expenses	$54,151	$47,565
Joint venture basis differences	6,714	6,573
Differences between book and tax basis of inventory	31,444	28,042
Operating lease assets	7,599	9,883
Other	153	49
Total deferred tax liabilities	100,061	92,112
Property and equipment bases and depreciation differences	(34,100)	(29,681)
Accruals not currently deductible	(80,499)	(71,380)
Operating lease liabilities	(7,751)	(9,964)
Net operating loss carryforwards	(27,830)	(39,711)
Other	(864)	(691)
Total deferred tax assets	(151,044)	(151,427)
Valuation allowance	10,727	32,798
Net deferred tax assets	(140,317)	(118,629)
Net deferred income taxes	$(40,256)	$(26,517)

Deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates. State deferred tax assets and liabilities, including net operating loss carryforwards and valuation allowances, are presented net of related federal tax effects.

At January 28, 2023, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $27.8 million that could be utilized to reduce the tax liabilities of future years. Approximately $4.2 million of these carryforwards have indefinite lives, and approximately $23.6 million will expire between fiscal 2023 and 2043. State deferred tax assets were reduced by a valuation allowance of approximately $10.7 million primarily for the net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is “more likely than not” that the benefit of the net operating losses will not be realized.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	January 28,	January 29,
(in thousands of dollars)	2023	2022
Net deferred tax assets - deferred income taxes	$(42,278)	$(28,931)
Net deferred tax liabilities - other liabilities	2,022	2,414
Net deferred income taxes	$(40,256)	$(26,517)

The total amount of unrecognized tax benefits as of January 28, 2023 was $7.0 million, of which $5.3 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 29, 2022 was $6.7 million, of which $3.9 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest expense and penalties are also recorded in income tax expense. The total amounts of interest and penalties were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Unrecognized tax benefits at beginning of period	$6,735	$5,058	$5,191
Gross increases—tax positions in prior period	—	1,282	245
Gross decreases—tax positions in prior period	(885)	(566)	(1,381)
Gross increases—current period tax positions	1,202	1,332	1,256
Lapse of statutes of limitation	(22)	(371)	(253)
Unrecognized tax benefits at end of period	$7,030	$6,735	$5,058

The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2015, 2016 and 2018 and forward. The fiscal tax years that remain subject to examination for major state tax jurisdictions are 2019 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Income taxes paid, net of income tax refunds received, during fiscal 2022, 2021 and 2020 were approximately $234.9 million, $93.6 million and $79.9 million, respectively.

7.  Subordinated Debentures

At January 28, 2023, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I (“Trust”), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

At January 28, 2023, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the “Capital Securities”). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company’s subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

The Trust is a variable interest entity and is not consolidated into the Company’s financial statements, since the Company is not the primary beneficiary of the Trust.

8.  Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $20,500 ($27,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee’s first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.

The Company incurred benefit plan expense of approximately $22 million, $18 million and $15 million for fiscal 2022, 2021 and 2020, respectively. Benefit plan expenses are included in selling, general and administrative expenses.

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

The accumulated benefit obligations, change in projected benefit obligation, change in assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets related to the Pension Plan are as follows:

	January 28,	January 29,
(in thousands of dollars)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$226,286	$235,830
Service cost	4,077	4,268
Interest cost	6,786	5,750
Actuarial (gain) loss	42,321	(13,218)
Benefits paid	(6,352)	(6,344)
Benefit obligation at end of year	$273,118	$226,286
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	6,352	6,344
Benefits paid	(6,352)	(6,344)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(273,118)	$(226,286)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(273,118)	$(226,286)
Net amount recognized	$(273,118)	$(226,286)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$71,427	$30,064
Prior service cost	—	—
Net amount recognized	$71,427	$30,064

Accumulated benefit obligation at end of year	$(272,002)	$(220,491)

The accrued benefit liability is included in other liabilities. At January 28, 2023 and January 29, 2022, the current portion of the accrued benefit liability of $6.6 million and $6.1 million, respectively, is included in trade accounts payable and accrued expenses.

The increase in the benefit obligation from January 29, 2022 to January 28, 2023 was primarily related to the actuarial loss of $42.3 million. The actuarial loss in fiscal 2022 was the net result of increases in fiscal 2021 compensation that were paid during fiscal 2022 combined with decreases due to the change in the discount rate to 4.8% as of January 28, 2023 from 3.0% as of January 29, 2022. The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods.

Weighted average assumptions are as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Discount rate—net periodic pension cost	3.0%	2.5%	2.8%
Discount rate—benefit obligations	4.8%	3.0%	2.5%
Rate of compensation increases	2.0%	2.0%	2.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Components of net periodic benefit costs:
Service cost	$4,077	$4,268	$4,360
Interest cost	6,786	5,750	6,143
Net actuarial loss	958	2,786	2,274
Net periodic benefit costs	$11,821	$12,804	$12,777
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$41,363	$(16,004)	$5,052
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive loss (income)	$41,363	$(16,004)	$5,052
Total recognized in net periodic benefit costs and other comprehensive income or loss	$53,184	$(3,200)	$17,829

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2023	$6,798	*
2024	8,464
2025	18,846
2026	19,572
2027	26,089
2028 - 2032	125,876
Total payments for next ten fiscal years	$205,645
*	The estimated benefit payment for fiscal 2023 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2023.

9.  Stockholders’ Equity

Capital stock is comprised of the following:

	Par	Shares
Type	Value	Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

Holders of Class A Common Stock are empowered as a class to elect one-third of the members of the Board of Directors, and the holders of Class B Common Stock are empowered as a class to elect two-thirds of the members of the Board of Directors. Shares of Class B Common Stock are convertible at the option of any holder thereof into shares of Class A Common Stock at the rate of one share of Class B Common Stock for one share of Class A Common Stock.

During fiscal 2022, no shares of Class B Common Stock were converted to shares of Class A Common Stock. During fiscal 2021, the Company issued 24,000 shares of Class A Common Stock in exchange for 24,000 shares of Class B Common Stock tendered for conversion pursuant to the Company’s Certificate of Incorporation.

Stock Repurchase Programs

In March 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("March 2018 Stock Plan"). In May 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("May 2021 Stock Plan"). In February 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”).

The February 2022 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions.

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cost of shares repurchased	$436,620	$561,102	$95,556
Number of shares repurchased	1,709	3,205	2,231
Average price per share	$255.49	$175.06	$42.83

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of January 28, 2023, the Company had completed the authorized purchases under the March 2018 Stock Plan and the May 2021 Stock Plan, and $175.4 million of authorization remained under the February 2022 Stock Plan.

10.  Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount
	Reclassified		Affected Line Item in the Statement
	from AOCL		Where Net Income (Loss) Is
Details about AOCL Components	Fiscal 2022	Fiscal 2021	Presented
Defined benefit pension plan items
Amortization of actuarial losses	$958	$2,786	Total before tax (1)
	232	673	Income tax expense
	$726	$2,113	Total net of tax
(1)	This item is included in the computation of net periodic benefit costs. See Note 8 for additional information.

Changes in AOCL

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit
	Pension Plan Items
	Fiscal 2022	Fiscal 2021
Beginning balance	$22,798	$34,935

Other comprehensive loss (income) before reclassifications	43,650	(10,024)
Amounts reclassified from AOCL	(726)	(2,113)
Net other comprehensive loss (income)	42,924	(12,137)

Ending balance	$65,722	$22,798
1.
2.

11.  Earnings per Share

Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.

Earnings per common share has been computed as follows:

	Fiscal 2022		Fiscal 2021		Fiscal 2020
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings (loss) available for per-share calculation	$891,637	$891,637	$862,473	$862,473	$(71,654)	$(71,654)
Average shares of common stock outstanding	17,549	17,549	20,592	20,592	22,697	22,697
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	17,549	17,549	20,592	20,592	22,697	22,697
Per share of common stock:
Net income (loss)	$50.81	$50.81	$41.88	$41.88	$(3.16)	$(3.16)
3.

12.  Commitments and Contingencies

At January 28, 2023, the Company is committed to incur costs of approximately $12.8 million to acquire, complete and furnish certain stores and equipment.

At January 28, 2023, letters of credit totaling $19.3 million were issued under the Company’s $800 million revolving credit facility.

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

13.  Leases

The Company leases retail stores, office space and equipment under operating leases. As of January 28, 2023, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $33.8 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $33.9 million.

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

The following table summarizes the Company’s operating and finance leases:

(in thousands of dollars)	Classification - Consolidated Balance Sheets	January 28, 2023	January 29, 2022
Assets
Finance lease assets	Property and equipment, net	$—	$—
Operating lease assets	Operating lease assets	33,821	42,941
Total leased assets		$33,821	$42,941

Liabilities
Current
Finance	Current portion of finance lease liabilities	$—	$—
Operating	Current portion of operating lease liabilities	9,702	11,712
Noncurrent
Finance	Finance lease liabilities	—	—
Operating	Operating lease liabilities	24,164	30,969
Total lease liabilities		$33,866	$42,681

Lease Cost

(in thousands of dollars)	Classification - Consolidated Statements of Operations	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating lease cost (a)	Rentals	$23,169	$22,594	$22,174
Finance lease cost
Amortization of leased assets	Depreciation and amortization	—	247	423
Interest on lease liabilities	Interest and debt expense, net	—	31	209
Net lease cost		$23,169	$22,872	$22,806
(a)	Includes short term lease costs of $5.2 million and $2.0 million and variable lease costs, including contingent rent, of $3.3 million and $3.6 million for fiscal 2022 and 2021, respectively.

Maturities of Lease Liabilities

(in thousands of dollars)	Operating	Finance
Fiscal Year	Leases	Leases	Total
2023	$11,286	$—	$11,286
2024	7,379	—	7,379
2025	6,775	—	6,775
2026	4,312	—	4,312
2027	2,694	—	2,694
After 2027	8,155	—	8,155
Total minimum lease payments	40,601	—	40,601
Less amount representing interest	(6,735)	—	(6,735)
Present value of lease liabilities	$33,866	$—	$33,866

Lease Term and Discount Rate

January 28, 2023
Weighted-average remaining lease term
Operating leases	5.7
Weighted-average discount rate
Operating leases	6.2%

Other Information

(in thousands of dollars)	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,651
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—

Lease assets obtained in exchange for new operating lease liabilities	$3,660
12.
13.

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

The fair value of the Company’s cash and cash equivalents, restricted cash and trade accounts receivable approximates their carrying values at January 28, 2023 and January 29, 2022 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair values of the Company’s long-term debt at January 28, 2023 and January 29, 2022 were approximately $338 million and $419 million, respectively. The carrying values of the Company’s long-term debt at January 28, 2023 and January 29, 2022 were approximately $321 million and $366 million, respectively. The fair values of the subordinated debentures at January 28, 2023 and January 29, 2022 were approximately $205 million and $209 million, respectively. The carrying values of the subordinated debentures at both January 28, 2023 and January 29, 2022 were $200 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The FASB’s accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active
●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

During fiscal 2022 and 2021, no asset impairment and store closing charges were recorded. During fiscal 2020, long-lived assets held for use related to certain clearance store locations were written down, resulting in an impairment charge of $10.7 million which was recorded in asset impairment and store closing charges during the period based on Level 3 inputs.