Form 10-Q
period 2023-04-29
DILLARD'S, INC.
filed 2023-06-02
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 27, 2023     12,497,859

CLASS B COMMON STOCK as of May 27, 2023       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	April 29,	January 28,	April 30,
	2023	2023	2022
Assets
Current assets:
Cash and cash equivalents	$848,316	$650,336	$862,173
Restricted cash	8,418	9,995	—
Accounts receivable	59,050	56,952	30,920
Short-term investments	98,364	148,902	—
Merchandise inventories	1,410,017	1,120,208	1,364,975
Other current assets	79,030	85,453	96,193

Total current assets	2,503,195	2,071,846	2,354,261

Property and equipment (net of accumulated depreciation of $2,623,182, $2,584,708 and $2,554,485, respectively)	1,108,691	1,118,379	1,170,265
Operating lease assets	32,869	33,821	39,743
Deferred income taxes	41,801	42,278	29,115
Other assets	62,473	62,826	65,424

Total assets	$3,749,029	$3,329,150	$3,658,808

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,099,669	$828,484	$1,163,293
Current portion of long-term debt	—	—	44,800
Current portion of operating lease liabilities	9,086	9,702	11,344
Federal and state income taxes	82,032	20,775	99,288

Total current liabilities	1,190,787	858,961	1,318,725

Long-term debt	321,381	321,354	321,274
Operating lease liabilities	23,691	24,164	28,512
Other liabilities	330,036	326,033	277,964
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	962,839	962,839	956,653
Accumulated other comprehensive loss	(64,378)	(65,722)	(22,617)
Retained earnings	5,846,802	5,648,700	5,275,371
Less treasury stock, at cost	(5,063,369)	(4,948,419)	(4,698,314)

Total stockholders’ equity	1,683,134	1,598,638	1,512,333

Total liabilities and stockholders’ equity	$3,749,029	$3,329,150	$3,658,808

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	April 29,	April 30,
	2023	2022
Net sales	$1,583,948	$1,611,668
Service charges and other income	29,959	31,114

	1,613,907	1,642,782

Cost of sales	891,261	861,437
Selling, general and administrative expenses	406,375	400,773
Depreciation and amortization	45,747	46,209
Rentals	4,381	5,079
Interest and debt expense, net	123	10,562
Other expense	4,698	1,936
Gain on disposal of assets	(1,793)	(7,237)

Income before income taxes	263,115	324,023
Income taxes	61,620	72,930

Net income	$201,495	$251,093

Earnings per share:
Basic and diluted	$11.85	$13.68

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	April 29,	April 30,
	2023	2022
Net income	$201,495	$251,093
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $117 and $58, respectively)	1,344	181

Comprehensive income	$202,839	$251,274

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended April 29, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,240	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638
Net income	—	—	—	201,495	—	201,495
Other comprehensive income	—	—	1,344	—	—	1,344
Purchase of 357,154 shares of treasury stock (including excise tax)	—	—	—	—	(114,950)	(114,950)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,393)	—	(3,393)
Balance, April 29, 2023	$1,240	$962,839	$(64,378)	$5,846,802	$(5,063,369)	$1,683,134

	Three Months Ended April 30, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,240	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
Net income	—	—	—	251,093	—	251,093
Other comprehensive income	—	—	181	—	—	181
Purchase of 735,117 shares of treasury stock	—	—	—	—	(186,515)	(186,515)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,644)	—	(3,644)
Balance, April 30, 2022	$1,240	$956,653	$(22,617)	$5,275,371	$(4,698,314)	$1,512,333

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	April 29,	April 30,
	2023	2022
Operating activities:
Net income	$201,495	$251,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	46,155	46,606
Gain on disposal of assets	(1,793)	(7,237)
Accrued interest on short-term investments	(1,881)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,098)	8,857
Increase in merchandise inventories	(289,809)	(284,797)
Decrease (increase) in other current assets	7,163	(18,468)
Increase in other assets	(380)	(447)
Increase in trade accounts payable and accrued expenses and other liabilities	261,600	293,551
Increase in income taxes payable	60,496	76,024

Net cash provided by operating activities	280,948	365,182

Investing activities:
Purchase of property and equipment and capitalized software	(32,348)	(27,312)
Proceeds from disposal of assets	1,887	8,090
Proceeds from insurance	—	4,438
Purchase of short-term investments	(97,543)	—
Proceeds from maturities of short-term investments	149,962	—

Net cash provided by (used in) investing activities	21,958	(14,784)

Financing activities:
Cash dividends paid	(3,425)	(3,879)
Purchase of treasury stock	(103,078)	(201,105)

Net cash used in financing activities	(106,503)	(204,984)

Increase in cash, cash equivalents and restricted cash	196,403	145,414
Cash, cash equivalents and restricted cash, beginning of period	660,331	716,759

Cash, cash equivalents and restricted cash, end of period	$856,734	$862,173

Non-cash transactions:
Accrued capital expenditures	$8,608	$6,667
Accrued purchases of treasury stock	11,872	1,643
Lease assets obtained in exchange for new operating lease liabilities	1,807	—

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 29, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2024 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on March 27, 2023.

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

	April 29,	April 30,
(in thousands of dollars)	2023	2022
Cash and cash equivalents	$848,316	$862,173
Restricted cash	8,418	—
Total cash, cash equivalents and restricted cash	$856,734	$862,173

Note 2. Accounting Standards

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements, except as noted below, that had a material impact on the Company’s condensed consolidated financial statements.

Disclosure of Supplier Finance Program Obligations

In September 2022, the Financial Accounting Standards Board issued accounting standards update ("ASU") No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments in the update should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. This ASU was adopted for the fiscal period beginning January 29, 2023 and did not have a material impact on the Company’s condensed consolidated financial statements.

Under the terms of the Company’s supplier finance program, participating suppliers have the option of payment in advance of an invoice due date, which is paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company agrees to pay the administering bank the stated amount of confirmed invoices from its designated suppliers on the original due dates of the invoices. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreement between the Company’s supplier and the administering bank. The Company has not pledged assets or any other security for the committed payment to the administering bank. The Company or the administering bank may terminate the agreement upon at least 30 days’ notice.

The amount of obligations confirmed under the program that remain unpaid by the Company were $1.4 million, $1.8 million and $0.9 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively. These obligations are presented within trade accounts payable and accrued expenses in our condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements and believes there is no accounting guidance issued but not yet effective that would be material to the Company’s condensed consolidated financial statements.

Note 3. Business Segments

The Company operates in two reportable segments: the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”).

For the Company’s retail operations segment, the Company determined its operating segments on a store by store basis. Each store’s operating performance has been aggregated into one reportable segment for financial reporting purposes because stores are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, the Company operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its retail operations segment would not provide meaningful additional information.

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	April 29,	April 30,
	2023	2022
Retail operations segment:
Cosmetics	15%	14%
Ladies’ apparel	23	23
Ladies’ accessories and lingerie	12	13
Juniors’ and children’s apparel	10	11
Men’s apparel and accessories	18	19
Shoes	15	15
Home and furniture	3	3
	96	98
Construction segment	4	2
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended April 29, 2023
Net sales from external customers	$1,514,933	$69,015	$1,583,948
Gross margin	690,389	2,298	692,687
Depreciation and amortization	45,687	60	45,747
Interest and debt expense (income), net	228	(105)	123
Income before income taxes	262,823	292	263,115
Total assets	3,686,633	62,396	3,749,029

Three Months Ended April 30, 2022
Net sales from external customers	$1,580,799	$30,869	$1,611,668
Gross margin	748,444	1,787	750,231
Depreciation and amortization	46,151	58	46,209
Interest and debt expense (income), net	10,569	(7)	10,562
Income (loss) before income taxes	324,142	(119)	324,023
Total assets	3,617,164	41,644	3,658,808

Intersegment construction revenues of $10.4 million and $10.0 million for the three months ended April 29, 2023 and April 30, 2022, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	April 29,	January 28,	April 30,	January 29,
(in thousands of dollars)	2023	2023	2022	2022
Contract liabilities	$76,011	$83,909	$71,779	$80,421

During the three months ended April 29, 2023 and April 30, 2022, the Company recorded $24.3 million and $25.2 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $83.9 million and $80.4 million at January 28, 2023 and January 29, 2022, respectively.

Construction contracts give rise to accounts receivable, contract assets and contract liabilities. We record accounts receivable based on amounts expected to be collected from customers. We also record costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in other current assets and trade accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets. The amounts included in the condensed consolidated balance sheets are as follows:

Construction
	April 29,	January 28,	April 30,	January 29,
(in thousands of dollars)	2023	2023	2022	2022
Accounts receivable	$48,334	$44,286	$20,895	$25,912
Costs and estimated earnings in excess of billings on uncompleted contracts	1,473	798	3,342	2,847
Billings in excess of costs and estimated earnings on uncompleted contracts	10,095	10,909	7,511	6,298

During the three months ended April 29, 2023 and April 30, 2022, the Company recorded $9.5 million and $5.8 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $10.9 million and $6.3 million at January 28, 2023 and January 29, 2022, respectively.

The remaining performance obligations related to executed construction contracts totaled $201.8 million, $189.1 million and $96.1 million at April 29, 2023, January 28, 2023 and April 30, 2022, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	April 29,	April 30,
	2023	2022
Net income	$201,495	$251,093

Weighted average shares of common stock outstanding	17,004	18,351

Basic and diluted earnings per share	$11.85	$13.68

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended April 29, 2023 and April 30, 2022.

Note 5. Commitments and Contingencies

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters, individually or in the aggregate, is not expected to materially affect the Company’s financial position, cash flows or results of operations.

At April 29, 2023, letters of credit totaling $19.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

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

The Company contributed $1.6 million to the Pension Plan during the three months ended April 29, 2023 and expects to make additional contributions to the Pension Plan of approximately $5.2 million during the remainder of fiscal 2023.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended
	April 29,	April 30,
(in thousands of dollars)	2023	2022
Components of net periodic benefit costs:
Service cost	$1,262	$1,019
Interest cost	3,237	1,697
Net actuarial loss	1,461	239
Net periodic benefit costs	$5,960	$2,955

The service cost component of net periodic benefit costs is included in selling, general and administrative expenses, and the interest costs and net actuarial loss components are included in other expense in the condensed consolidated statements of income.

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

At April 29, 2023, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $780.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	April 29,	April 30,
	2023	2022
Cost of shares repurchased	$113,810	$186,515
Number of shares repurchased	357	735
Average price per share	$318.66	$253.72

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of April 29, 2023, the Company had completed the authorized purchases under the May 2021 Stock Plan, and $61.6 million of authorization remained under the February 2022 Stock Plan.

Subsequent to the end of the quarter ended April 29, 2023, the Company completed the remaining authorized purchases under the February 2022 Stock Plan, and in May 2023, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). The May 2023 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions.

Note 9. Income Taxes

During the three months ended April 29, 2023 and April 30, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

Note 10. Gain on Disposal of Assets

During the three months ended April 29, 2023, the Company recorded proceeds of $1.9 million primarily from the sale of one store property, resulting in a gain of $1.8 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s long-term debt and subordinated debentures are based on market prices and are categorized as Level 1 in the fair value hierarchy.

The fair value of the Company’s cash and cash equivalents, restricted cash and trade accounts receivable approximates their carrying values at April 29, 2023 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair values of the Company’s long-term debt at April 29, 2023 were approximately $330 million. The carrying values of the Company’s long-term debt at April 29, 2023 were approximately $321 million. The fair values of the Company’s subordinated debentures at April 29, 2023 were approximately $206 million. The carrying values of the Company’s subordinated debentures at April 29, 2023 were $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2023.

EXECUTIVE OVERVIEW

The Company’s results for the three months ended April 29, 2023 reflected a good performance, marking the Company’s second-highest first quarter net income performance following last year’s highest first quarter net income performance. Management noted a decline in customer activity in the back half of the first quarter which resulted in a retail sales decline of 4% for the period.

Retail gross margin for the three months ended April 29, 2023 declined to 45.6% of sales from a record 47.3% for the prior year first quarter as a result of increased markdowns and decreased markups. Inventory increased 3% at April 29, 2023 compared to April 30, 2022. Selling, general and administrative (“SG&A”) expenses for the three months ended April 29, 2023 increased to $406.4 million (25.7% of sales) compared to $400.8 million (24.9% of sales) for the prior year first quarter.

For the three months ended April 29, 2023, the Company reported net income of $201.5 million ($11.85 per share) compared to net income of $251.1 million ($13.68 per share) for the prior year first quarter. Included in net income for the three months ended April 29, 2023 is a pretax gain of $1.8 million ($1.4 million after tax or $0.08 per share) primarily related to the sale of a store property. Included in net income for the three months ended April 30, 2022 is a pretax gain of $7.2 million ($5.6 million after tax or $0.31 per share) primarily related to the sale of a store property.

Cash flows provided by operating activities were $280.9 million for the three months ended April 29, 2023. The Company repurchased approximately 0.4 million shares of its outstanding Class A Common Stock for $113.8 million under its stock repurchase plan during the three months ended April 29, 2023. The Company repurchased approximately 0.7 million shares of its outstanding Class A Common Stock for $186.5 million under its stock repurchase plans during the three months ended April 30, 2022. At April 29, 2023, $61.6 million of authorization remained under the Company’s open stock repurchase plan.

Subsequent to the end of the quarter ended April 29, 2023, the Company completed the remaining authorized purchases under its previous stock repurchase plan, and in May 2023, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”).

As of April 29, 2023, the Company had working capital of $1,312.4 million (including cash and cash equivalents, restricted cash and short-term investments of $848.3 million, $8.4 million and $98.4 million, respectively) and $521.4 million of total debt outstanding, excluding operating lease liabilities.

The Company maintained 274 Dillard’s stores, including 27 clearance centers, and an internet store as of April 29, 2023.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	April 29,	April 30,
	2023	2022
Net sales (in millions)	$1,583.9	$1,611.7
Retail stores sales trend	(4)%	22%
Comparable retail stores sales trend	(4)%	23%
Gross margin (in millions)	$692.7	$750.2
Gross margin as a percentage of net sales	43.7%	46.5%
Retail gross margin as a percentage of retail net sales	45.6%	47.3%
Selling, general and administrative expenses as a percentage of net sales	25.7%	24.9%
Cash flow provided by operations (in millions)	$280.9	$365.2
Total retail store count at end of period	274	280
Retail sales per square foot	$33	$34
Retail store inventory trend	3%	4%
Annualized retail merchandise inventory turnover	2.5	2.7

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

LIBOR

On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The 2021 amendment to our credit agreement included an approach to replace LIBOR with a SOFR-based rate and we are currently in discussions to achieve the transition. We are also currently engaged with Wells Fargo to amend the Company’s private label card agreement to transition to a SOFR-based rate.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	April 29,	April 30,
	2023	2022
Net sales	100.0%	100.0%
Service charges and other income	1.9	1.9

	101.9	101.9

Cost of sales	56.3	53.5
Selling, general and administrative expenses	25.7	24.9
Depreciation and amortization	2.9	2.9
Rentals	0.3	0.3
Interest and debt expense, net	0.0	0.7
Other expense	0.3	0.1
Gain on disposal of assets	(0.1)	(0.4)

Income before income taxes	16.6	20.1
Income taxes	3.9	4.5

Net income	12.7%	15.6%

Net Sales

	Three Months Ended
	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change
Net sales:
Retail operations segment	$1,514,933	$1,580,799	$(65,866)
Construction segment	69,015	30,869	38,146
Total net sales	$1,583,948	$1,611,668	$(27,720)

The percent change by segment and product category in the Company’s sales for the three months ended April 29, 2023 compared to the three months ended April 30, 2022 as well as the sales percentage by segment and product category to total net sales for the three months ended April 29, 2023 are as follows:

	% Change	% of
	2023 - 2022	Net Sales
Retail operations segment
Cosmetics	5.7%	15%
Ladies’ apparel	(2.6)	23
Ladies’ accessories and lingerie	(10.2)	12
Juniors’ and children’s apparel	(9.7)	10
Men’s apparel and accessories	(7.3)	18
Shoes	(1.8)	15
Home and furniture	(5.3)	3
		96
Construction segment	123.6	4
Total		100%

Net sales from the retail operations segment decreased $65.9 million, or approximately 4%, and sales in comparable stores decreased approximately 4% during the three months ended April 29, 2023 compared to the three months ended

April 30, 2022. Sales in ladies’ accessories and lingerie, juniors’ and children’s apparel, men’s apparel and accessories and home and furniture decreased significantly, while sales in ladies’ apparel and shoes decreased moderately. Sales in cosmetics increased significantly.

The number of sales transactions decreased by 9% for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, while the average dollars per sales transaction increased by 5%.

We recorded a return asset of $13.9 million and $14.7 million and an allowance for sales returns of $27.8 million and $30.3 million as of April 29, 2023 and April 30, 2022, respectively.

During the three months ended April 29, 2023, net sales from the construction segment increased $38.1 million, or approximately 124%, compared to the three months ended April 30, 2022, due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $201.8 million as of April 29, 2023, increasing approximately 7% from January 28, 2023 and increasing approximately 110% from April 30, 2022, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

Service Charges and Other Income

			Three
	Three Months Ended		Months
	April 29,	April 30,	$ Change
(in thousands of dollars)	2023	2022	2023-2022
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$16,859	$17,174	$(315)
Shipping and handling income	9,971	10,222	(251)
Other	3,053	3,654	(601)
	29,883	31,050	(1,167)
Construction segment	76	64	12
Total service charges and other income	$29,959	$31,114	$(1,155)

Gross Margin

	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$690,389	$748,444	$(58,055)	(7.8)%
Construction segment	2,298	1,787	511	28.6
Total gross margin	$692,687	$750,231	$(57,544)	(7.7)%

	Three Months Ended
	April 29,	April 30,
	2023	2022
Gross margin as a percentage of segment net sales:
Retail operations segment	45.6%	47.3%
Construction segment	3.3	5.8
Total gross margin as a percentage of net sales	43.7	46.5

Gross margin, as a percentage of sales, decreased to 43.7% from 46.5% during the three months ended April 29, 2023 compared to the three months ended April 30, 2022, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 45.6% from 47.3% during the three months ended April 29, 2023 compared to the three months ended April 30, 2022, respectively, as a result of increased markdowns and decreased markups. Gross margin decreased moderately in men’s apparel and accessories, juniors’ and children’s apparel, home and furniture and ladies’ accessories and lingerie, while decreasing slightly in shoes and ladies’ apparel. Gross margin increased slightly in cosmetics.

Total inventory increased 3% as of April 29, 2023 compared to April 30, 2022. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million for the three months ended April 29, 2023.

We source a significant portion of our private label and exclusive brand merchandise from countries that have been impacted by the COVID-19 virus. Additionally, many of our branded merchandise vendors also source a significant portion of their merchandise from these same countries. This issue negatively impacted our supply chain during fiscal 2022 and prior, resulting in shipping delays as well as increased shipping costs. Additionally, disruptions in the global transportation network, including slowdowns in our U.S. ports, caused delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise. These issues have improved and the negative impact on the Company’s operations and financial results has diminished. Management continues to monitor these issues closely.

Inflation and rising interest costs continue to be a concern for management. The extent to which our business will be affected by inflation and rising interest costs depends on our customers’ continuing ability and willingness to accept price increases.

Gross margin from construction decreased 250 basis points of segment net sales.

Selling, General and Administrative Expenses (“SG&A”)

	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$404,303	$398,869	$5,434	1.4%
Construction segment	2,072	1,904	168	8.8
Total SG&A	$406,375	$400,773	$5,602	1.4%

	Three Months Ended
	April 29,	April 30,
	2023	2022
SG&A as a percentage of segment net sales:
Retail operations segment	26.7%	25.2%
Construction segment	3.0	6.2
Total SG&A as a percentage of net sales	25.7	24.9

SG&A increased to 25.7% of sales during the three months ended April 29, 2023 from 24.9% of sales during the three months ended April 30, 2022, an increase of $5.6 million. SG&A from retail operations increased to 26.7% of sales for the three months ended April 29, 2023 from 25.2% of sales for the three months ended April 30, 2022, an increase of $5.4 million attributable to several expense categories.

Interest and Debt Expense, Net

	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$228	$10,569	$(10,341)	(97.8)%
Construction segment	(105)	(7)	(98)	1,400.0
Total interest and debt expense, net	$123	$10,562	$(10,439)	(98.8)%

Net interest and debt expense decreased $10.4 million during the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily due to an increase in interest income from increased rates on cash and cash equivalent balances and the purchases of short-term investments in the current year that did not occur in the prior period. Total weighted average debt outstanding decreased $44.8 million during the three months ended April 29, 2023 compared to the three months ended April 30, 2022 primarily due to a note maturity at the end of fiscal 2022.

Interest income was $10.0 million and $0.5 million for the three months ended April 29, 2023 and April 30, 2022, respectively.

Other Expense

	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$4,698	$1,936	$2,762	142.7%
Construction segment	—	—	—	—
Total other expense	$4,698	$1,936	$2,762	142.7%

Other expense increased $2.8 million during the three months ended April 29, 2023 compared to the three months ended April 30, 2022 due to an increase in pension expense.

Gain on Disposal of Assets

	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(1,793)	$(7,240)	$5,447
Construction segment	—	3	(3)
Total gain on disposal of assets	$(1,793)	$(7,237)	$5,444

During the three months ended April 29, 2023, the Company recorded proceeds of $1.9 million primarily from the sale of one store property, resulting in a gain of $1.8 million that was recorded in gain on disposal of assets.

During the three months ended April 30, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.4% and 22.5% for the three months ended April 29, 2023 and April 30, 2022, respectively. During the three months ended April 29, 2023 and April 30, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2023 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2023 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended April 29, 2023 and April 30, 2022 follows:

	Three Months Ended
	April 29,	April 30,
(in thousands of dollars)	2023	2022	$ Change
Operating Activities	$280,948	$365,182	$(84,234)
Investing Activities	21,958	(14,784)	36,742
Financing Activities	(106,503)	(204,984)	98,481
Total Increase in Cash and Cash Equivalents and Restricted Cash	$196,403	$145,414	$50,989

Net cash flows from operations decreased $84.2 million during the three months ended April 29, 2023 compared to the three months ended April 30, 2022. This reduction was primarily due a decrease in net income and changes in working capital items, notably changes in trade accounts payable and accrued expenses and other liabilities.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance. The Company recognized income of $16.9 million and $17.2 million from the Wells Fargo Alliance during the three months ended April 29, 2023 and April 30, 2022, respectively.

Capital expenditures were $32.3 million and $27.3 million for the three months ended April 29, 2023 and April 30, 2022, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the three months ended April 29, 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska. During the three months ended April 30, 2022, the Company opened a new store at University Place in Orem, Utah (160,000 square feet).

During the three months ended April 29, 2023, the Company received cash proceeds of $1.9 million and recorded a related gain of $1.8 million, primarily from the sale of an 85,000 square foot location at Sunland Park Mall in El Paso, Texas. The Company also closed (1) an owned location at Santa Rosa Mall in Mary Esther, Florida (115,000 square feet), (2) a leased location at Conestoga Mall in Grand Island, Nebraska (80,000 square feet) and (3) an owned clearance center at Metrocenter in Phoenix, Arizona (90,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the three months ended April 30, 2022, the Company received cash proceeds of $8.1 million and recorded a related gain of $7.2 million, primarily from the sale of one store property.

During the three months ended April 30, 2022, the Company received life insurance proceeds of $4.4 million related to one policy.

During the three months ended April 29, 2023, the Company purchased certain treasury bills for $97.5 million that are classified as short-term investments and received proceeds of $150.0 million related to short-term investment maturities.

The Company had cash and cash equivalents and restricted cash of $856.7 million as of April 29, 2023. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. At April 29, 2023, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability of $780.7 million.

During the three months ended April 29, 2023, the Company repurchased 0.4 million shares of Class A Common Stock at an average price of $318.66 per share for $113.8 million (including the accrual of $10.7 million of share repurchases that had not settled as of April 29, 2023) under its stock repurchase plans. During the three months ended April 30, 2022, the Company repurchased 0.7 million shares of Class A Common Stock at an average price of $253.72 per share for $186.5 million (including the accrual of $1.6 million of share repurchases that had not settled as of April 30, 2022) under its stock repurchase plans, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. As of April 29, 2023, $61.6 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

Subsequent to the end of the quarter ended April 29, 2023, the Company completed the remaining authorized purchases under its previous stock repurchase program, and in May 2023, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act, the Company’s share repurchases after December 31, 2022 are subject to a 1% excise tax. At April 29, 2023, the Company had accrued $1.1 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

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

There have been no material changes in the information set forth under caption “Commercial Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended January 28, 2023. As of April 29, 2023, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2023 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements regarding the expected impact of the COVID-19 pandemic and related government responses, statements concerning share repurchases, statements concerning pension contributions, statements regarding the expected phase out of LIBOR, statements regarding the impacts of inflation and rising interest rates in fiscal 2023 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, rising interest rates, bank failures, failure of the U.S. government to timely raise the debt ceiling, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and governmental regulations affecting such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent proposal to amend Regulation Z to limit the dollar amounts credit card companies can charge for late fees, adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in LIBOR and other base borrowing rates; the elimination of LIBOR; potential disruption from terrorist activity and the effect on ongoing consumer confidence; COVID-19 and other epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the recent conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 2, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 29, 2023 through February 25, 2023	75,001	$346.77	75,001	$149,394,213
February 26, 2023 through April 1, 2023	106,486	331.82	106,486	114,059,786
April 2, 2023 through April 29, 2023	175,667	298.68	175,667	61,592,000
Total	357,154	$318.66	357,154	$61,592,000

In February 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock (“February 2022 Stock Plan”). During the three months ended April 29, 2023, the Company repurchased 0.4 million shares totaling $113.8 million under its stock repurchase plan. As of April 29, 2023, $61.6 million of authorization remained under the February 2022 Stock Plan.

Subsequent to the end of the quarter ended April 29, 2023, the Company completed the remaining authorized purchases under the February 2022 Stock Plan, and in May 2023, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). The May 2023 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions.

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

DILLARD’S, INC.
(Registrant)

Date:	June 2, 2023	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer