Form 10-Q
period 2023-07-29
DILLARD'S, INC.
filed 2023-09-01
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 26, 2023     12,438,541

CLASS B COMMON STOCK as of August 26, 2023       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 29,	January 28,	July 30,
	2023	2023	2022
Assets
Current assets:
Cash and cash equivalents	$774,343	$650,336	$492,856
Restricted cash	—	9,995	—
Accounts receivable	59,701	56,952	36,396
Short-term investments	150,151	148,902	74,006
Merchandise inventories	1,192,703	1,120,208	1,193,443
Federal and state income taxes	—	—	35,655
Other current assets	103,331	85,453	97,782

Total current assets	2,280,229	2,071,846	1,930,138

Property and equipment (net of accumulated depreciation of $2,664,745, $2,584,708 and $2,601,424, respectively)	1,098,947	1,118,379	1,159,740
Operating lease assets	30,364	33,821	37,126
Deferred income taxes	45,980	42,278	30,243
Other assets	56,842	62,826	64,356

Total assets	$3,512,362	$3,329,150	$3,221,603

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$803,142	$828,484	$890,784
Current portion of long-term debt	—	—	44,800
Current portion of operating lease liabilities	8,047	9,702	10,422
Federal and state income taxes	115,633	20,775	—

Total current liabilities	926,822	858,961	946,006

Long-term debt	321,407	321,354	321,300
Operating lease liabilities	22,291	24,164	26,485
Other liabilities	332,326	326,033	278,811
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	964,119	962,839	958,974
Accumulated other comprehensive loss	(63,034)	(65,722)	(22,435)
Retained earnings	5,975,028	5,648,700	5,435,331
Less treasury stock, at cost	(5,167,837)	(4,948,419)	(4,924,109)

Total stockholders’ equity	1,709,516	1,598,638	1,449,001

Total liabilities and stockholders’ equity	$3,512,362	$3,329,150	$3,221,603

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	$1,567,377	$1,588,620	$3,151,325	$3,200,288
Service charges and other income	30,041	29,267	60,000	60,381

	1,597,418	1,617,887	3,211,325	3,260,669

Cost of sales	958,835	941,217	1,850,096	1,802,654
Selling, general and administrative expenses	412,543	401,332	818,918	802,105
Depreciation and amortization	44,818	47,919	90,565	94,128
Rentals	4,961	5,316	9,342	10,395
Interest and debt expense, net	132	9,589	255	20,151
Other expense	4,698	1,936	9,396	3,872
Gain on disposal of assets	(160)	(1)	(1,953)	(7,238)

Income before income taxes	171,591	210,579	434,706	534,602
Income taxes	40,080	47,130	101,700	120,060

Net income	$131,511	$163,449	$333,006	$414,542

Earnings per share:
Basic and diluted	$7.98	$9.30	$19.89	$23.07

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net income	$131,511	$163,449	$333,006	$414,542
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $117, $58, $233 and $116, respectively)	1,344	182	2,688	363

Comprehensive income	$132,855	$163,631	$335,694	$414,905

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended July 29, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, April 29, 2023	$1,240	$962,839	$(64,378)	$5,846,802	$(5,063,369)	$1,683,134
Net income	—	—	—	131,511	—	131,511
Other comprehensive income	—	—	1,344	—	—	1,344
Issuance of 4,500 shares under equity plans	—	1,280	—	—	—	1,280
Purchase of 357,548 shares of treasury stock (including excise tax)	—	—	—	—	(104,468)	(104,468)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,285)	—	(3,285)
Balance, July 29, 2023	$1,240	$964,119	$(63,034)	$5,975,028	$(5,167,837)	$1,709,516

	Three Months Ended July 30, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, April 30, 2022	$1,240	$956,653	$(22,617)	$5,275,371	$(4,698,314)	$1,512,333
Net income	—	—	—	163,449	—	163,449
Other comprehensive income	—	—	182	—	—	182
Issuance of 9,000 shares under equity plans	—	2,321	—	—	—	2,321
Purchase of 874,818 shares of treasury stock	—	—	—	—	(225,795)	(225,795)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,489)	—	(3,489)
Balance, July 30, 2022	$1,240	$958,974	$(22,435)	$5,435,331	$(4,924,109)	$1,449,001

	Six Months Ended July 29, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,240	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638
Net income	—	—	—	333,006	—	333,006
Other comprehensive income	—	—	2,688	—	—	2,688
Issuance of 4,500 shares under equity plans	—	1,280	—	—	—	1,280
Purchase of 714,702 shares of treasury stock (including excise tax)	—	—	—	—	(219,418)	(219,418)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	(6,678)	—	(6,678)
Balance, July 29, 2023	$1,240	$964,119	$(63,034)	$5,975,028	$(5,167,837)	$1,709,516

	Six Months Ended July 30, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,240	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
Net income	—	—	—	414,542	—	414,542
Other comprehensive income	—	—	363	—	—	363
Issuance of 9,000 shares under equity plans	—	2,321	—	—	—	2,321
Purchase of 1,609,935 shares of treasury stock	—	—	—	—	(412,310)	(412,310)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	(7,133)	—	(7,133)
Balance, July 30, 2022	$1,240	$958,974	$(22,435)	$5,435,331	$(4,924,109)	$1,449,001

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	July 29,	July 30,
	2023	2022
Operating activities:
Net income	$333,006	$414,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	91,376	94,922
Gain on disposal of assets	(1,953)	(7,238)
Accrued interest on short-term investments	(3,113)	(37)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,749)	3,381
Increase in merchandise inventories	(72,495)	(113,265)
Increase in other current assets	(12,408)	(18,240)
Decrease (increase) in other assets	4,492	(185)
Decrease in trade accounts payable and accrued expenses and other liabilities	(24,878)	(40,089)
Increase (decrease) in income taxes payable	86,572	(54,741)

Net cash provided by operating activities	397,850	279,050

Investing activities:
Purchase of property and equipment and capitalized software	(63,807)	(61,093)
Proceeds from disposal of assets	2,179	8,091
Proceeds from insurance	—	4,773
Purchase of short-term investments	(148,098)	(24,657)
Proceeds from maturities of short-term investments	149,962	—

Net cash used in investing activities	(59,764)	(72,886)

Financing activities:
Cash dividends paid	(6,818)	(7,524)
Purchase of treasury stock	(217,256)	(422,543)

Net cash used in financing activities	(224,074)	(430,067)

Increase (decrease) in cash and cash equivalents and restricted cash	114,012	(223,903)
Cash and cash equivalents and restricted cash, beginning of period	660,331	716,759

Cash and cash equivalents, end of period	$774,343	$492,856

Non-cash transactions:
Accrued capital expenditures	$11,973	$9,818
Stock awards	1,280	2,321
Accrued purchases of treasury stock and excise taxes	2,162	6,000
Accrued purchases of short-term investments	—	49,312
Lease assets obtained in exchange for new operating lease liabilities	2,027	567

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 29, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2024 due to, among other factors, the seasonal nature of the business.

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

	July 29,	January 28,	July 30,
(in thousands of dollars)	2023	2023	2022
Cash and cash equivalents	$774,343	$650,336	$492,856
Restricted cash	—	9,995	—
Total cash, cash equivalents and restricted cash	$774,343	$660,331	$492,856

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

Under the terms of the Company’s supplier finance program, participating suppliers have the option of payment in advance of an invoice due date, which is paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company agrees to pay the administering bank the stated amount of confirmed invoices from its designated suppliers on the Company’s standard payment terms or on the original due dates of the invoices, as applicable. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreement between the Company’s supplier and the administering bank. The Company has not pledged assets or any other security for the committed payment to the administering bank. The Company or the administering bank may terminate the agreement upon at least 30 days’ notice.

The amount of obligations confirmed under the program that remain unpaid by the Company were $2.0 million, $1.8 million and $1.6 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively. These obligations are presented within trade accounts payable and accrued expenses in our condensed consolidated balance sheets.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Retail operations segment:
Cosmetics	14%	14%	14%	13%
Ladies’ apparel	22	23	23	23
Ladies’ accessories and lingerie	14	15	13	14
Juniors’ and children’s apparel	8	8	9	10
Men’s apparel and accessories	21	21	19	20
Shoes	14	14	15	15
Home and furniture	3	3	3	3
	96	98	96	98
Construction segment	4	2	4	2
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended July 29, 2023
Net sales from external customers	$1,498,532	$68,845	$1,567,377
Gross margin	605,623	2,919	608,542
Depreciation and amortization	44,751	67	44,818
Interest and debt expense (income), net	275	(143)	132
Income before income taxes	170,618	973	171,591
Total assets	3,443,882	68,480	3,512,362

Three Months Ended July 30, 2022
Net sales from external customers	$1,552,658	$35,962	$1,588,620
Gross margin	644,921	2,482	647,403
Depreciation and amortization	47,863	56	47,919
Interest and debt expense (income), net	9,601	(12)	9,589
Income before income taxes	209,960	619	210,579
Total assets	3,174,436	47,167	3,221,603

Six Months Ended July 29, 2023
Net sales from external customers	$3,013,465	$137,860	$3,151,325
Gross margin	1,296,012	5,217	1,301,229
Depreciation and amortization	90,438	127	90,565
Interest and debt expense (income), net	503	(248)	255
Income before income taxes	433,441	1,265	434,706
Total assets	3,443,882	68,480	3,512,362

Six Months Ended July 30, 2022
Net sales from external customers	$3,133,457	$66,831	$3,200,288
Gross margin	1,393,365	4,269	1,397,634
Depreciation and amortization	94,014	114	94,128
Interest and debt expense (income), net	20,170	(19)	20,151
Income before income taxes	534,102	500	534,602
Total assets	3,174,436	47,167	3,221,603

Intersegment construction revenues of $10.1 million and $11.6 million for the three months ended July 29, 2023 and July 30, 2022, respectively, and $20.5 million and $21.6 million for the six months ended July 29, 2023 and July 30, 2022, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	July 29,	January 28,	July 30,	January 29,
(in thousands of dollars)	2023	2023	2022	2022
Contract liabilities	$73,399	$83,909	$68,543	$80,421

During the six months ended July 29, 2023 and July 30, 2022, the Company recorded $36.7 million and $37.4 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $83.9 million and $80.4 million at January 28, 2023 and January 29, 2022, respectively.

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

Construction
	July 29,	January 28,	July 30,	January 29,
(in thousands of dollars)	2023	2023	2022	2022
Accounts receivable	$48,429	$44,286	$26,229	$25,912
Costs and estimated earnings in excess of billings on uncompleted contracts	4,189	798	4,036	2,847
Billings in excess of costs and estimated earnings on uncompleted contracts	10,001	10,909	7,850	6,298

During the six months ended July 29, 2023 and July 30, 2022, the Company recorded $10.1 million and $5.7 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $10.9 million and $6.3 million at January 28, 2023 and January 29, 2022, respectively.

The remaining performance obligations related to executed construction contracts totaled $210.5 million, $189.1 million and $215.9 million at July 29, 2023, January 28, 2023 and July 30, 2022, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net income	$131,511	$163,449	$333,006	$414,542

Weighted average shares of common stock outstanding	16,480	17,583	16,742	17,967

Basic and diluted earnings per share	$7.98	$9.30	$19.89	$23.07

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended July 29, 2023 and July 30, 2022.

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

At July 29, 2023, letters of credit totaling $19.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.6 million and $3.3 million to the Pension Plan during the three and six months ended July 29, 2023, respectively, and expects to make additional contributions to the Pension Plan of approximately $3.7 million during the remainder of fiscal 2023.

The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
(in thousands of dollars)	2023	2022	2023	2022
Components of net periodic benefit costs:
Service cost	$1,262	$1,019	$2,523	$2,038
Interest cost	3,237	1,696	6,474	3,393
Net actuarial loss	1,461	240	2,922	479
Net periodic benefit costs	$5,960	$2,955	$11,919	$5,910

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

Effective July 1, 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is Adjusted Daily Simple SOFR, as defined in the 2023 amendment, plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2023 amendment ("total commitment"), and the rate of interest on borrowings is Adjusted Daily Simple SOFR, as defined in the 2023 amendment, plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2023 amendment, matures on April 28, 2026.

At July 29, 2023, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $780.7 million.

Note 8. Stock Repurchase Programs

In May 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock ("May 2021 Stock Plan"). In February 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock (“February 2022 Stock Plan”). In May 2023, the Company’s Board of Directors

approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock (“May 2023 Stock Plan”). The May 2023 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions.

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Cost of shares repurchased	$103,444	$225,795	$217,254	$412,310
Number of shares repurchased	358	875	715	1,610
Average price per share	$289.32	$258.11	$303.98	$256.10

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of July 29, 2023, the Company had completed the authorized purchases under the May 2021 Stock Plan and the February 2022 Stock Plan, and $458.1 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three and six months ended July 29, 2023 and July 30, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

Note 10. Gain on Disposal of Assets

During the six months ended July 29, 2023, the Company recorded proceeds of $2.2 million primarily from the sale of one store property, resulting in a gain of $2.0 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at July 29, 2023 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at July 29, 2023 was approximately $325 million. The carrying value of the Company’s long-term debt at July 29, 2023 was approximately $321 million. The fair value of the Company’s subordinated debentures at July 29, 2023 was approximately $206 million. The carrying value of the Company’s subordinated debentures at July 29, 2023 was $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2023.

EXECUTIVE OVERVIEW

The Company’s results for the three months ended July 29, 2023 reflected an overall good performance. Management had previously noted a decline in customer activity in the back half of the first quarter. This cautious consumer trend continued in the first few weeks of the second quarter and contributed to a retail sales decline of 3%. Retail gross margin for the quarter was 40.4% of sales, down 110 basis points of sales from the prior year second quarter retail gross margin of 41.5%. Inventory remained essentially unchanged (as a percentage) at July 29, 2023 compared to July 30, 2022.

For the three months ended July 29, 2023, the Company reported net income of $131.5 million ($7.98 per share). This compared to net income of $163.4 million ($9.30 per share) for the prior year second quarter.

Selling, general and administrative (“SG&A”) expenses for the three months ended July 29, 2023 increased to $412.5 million (26.3% of sales) compared to $401.3 million (25.3% of sales) for the prior year second quarter primarily as a result of increased payroll and payroll-related expenses.

Net cash provided by operating activities was $397.9 million for the six months ended July 29, 2023 compared to $279.1 million for the prior year six-month period. The Company repurchased approximately 0.7 million shares of its outstanding Class A Common Stock for $217.3 million under its stock repurchase plans during the six months ended July 29, 2023. At July 29, 2023, $458.1 million of authorization remained under the Company’s open stock repurchase plan authorized in May 2023.

As of July 29, 2023, the Company had working capital of $1,353.4 million (including cash and cash equivalents of $774.3 million and short-term investments of $150.2 million) and $521.4 million of total debt outstanding, including $321.4 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 274 Dillard’s stores, including 27 clearance centers, and an internet store as of July 29, 2023.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	July 29,	July 30,
	2023	2022
Net sales (in millions)	$1,567.4	$1,588.6
Retail stores sales trend	(3)%	1%
Comparable retail stores sales trend	(3)%	—%
Gross margin (in millions)	$608.5	$647.4
Gross margin as a percentage of net sales	38.8%	40.8%
Retail gross margin as a percentage of retail net sales	40.4%	41.5%
Selling, general and administrative expenses as a percentage of net sales	26.3%	25.3%
Cash flow provided by operations (in millions)*	$397.9	$279.1
Total retail store count at end of period	274	279
Retail sales per square foot	$33	$34
Retail store inventory trend	—%	7%
Annualized retail merchandise inventory turnover	2.7	2.8

* Cash flow from operations data is for the six months ended July 29, 2023 and July 30, 2022.

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

Interest and debt expense, net. Interest and debt expense includes interest, net of interest income from demand deposits and short-term investments and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and commitment fees and borrowings, if any, under the Company’s credit agreement. Interest and debt expense also includes the amortization of financing costs and interest on finance lease obligations, if any.

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

During the quarter ended July 29, 2023, the Company amended its revolving credit agreement and its credit card program agreement to replace LIBOR with Secured Overnight Financing Rates (SOFR). For additional information, see Note 7, Revolving Credit Facility, and the text of the amendment to the credit agreement and the text of the amendment to the credit card program agreement, copies of which are filed herewith as Exhibits 10.1 and 10.2, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.9	1.8	1.9	1.9

	101.9	101.8	101.9	101.9

Cost of sales	61.2	59.2	58.7	56.3
Selling, general and administrative expenses	26.3	25.3	26.0	25.1
Depreciation and amortization	2.9	3.0	2.9	2.9
Rentals	0.3	0.3	0.3	0.3
Interest and debt expense, net	0.0	0.6	0.0	0.6
Other expense	0.3	0.1	0.3	0.1
Gain on disposal of assets	0.0	0.0	(0.1)	(0.2)

Income before income taxes	10.9	13.3	13.8	16.7
Income taxes	2.6	3.0	3.2	3.8

Net income	8.4%	10.3%	10.6%	13.0%

Net Sales

	Three Months Ended
	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change
Net sales:
Retail operations segment	$1,498,532	$1,552,658	$(54,126)
Construction segment	68,845	35,962	32,883
Total net sales	$1,567,377	$1,588,620	$(21,243)

The percent change by segment and product category in the Company’s sales for the three months ended July 29, 2023 compared to the three months ended July 30, 2022 as well as the sales percentage by segment and product category to total net sales for the three months ended July 29, 2023 are as follows:

	% Change	% of
	2023 - 2022	Net Sales
Retail operations segment
Cosmetics	3.8%	14%
Ladies’ apparel	(4.9)	22
Ladies’ accessories and lingerie	(5.7)	14
Juniors’ and children’s apparel	(4.2)	8
Men’s apparel and accessories	(4.2)	21
Shoes	(4.7)	14
Home and furniture	(1.0)	3
		96
Construction segment	91.4	4
Total		100%

Net sales from the retail operations segment decreased $54.1 million, or approximately 3%, and sales in comparable stores decreased approximately 3% during the three months ended July 29, 2023 compared to the three months ended

July 30, 2022. Sales in ladies’ accessories and lingerie, ladies’ apparel and shoes decreased significantly, while sales in men’s apparel and accessories and juniors’ and children’s apparel decreased moderately. Sales in home and furniture decreased slightly. Sales in cosmetics increased moderately.

The number of sales transactions decreased by 6% for the three months ended July 29, 2023 compared to the three months ended July 30, 2022, while the average dollars per sales transaction increased by 3%.

We recorded a return asset of $11.4 million and $11.6 million and an allowance for sales returns of $20.3 million and $21.1 million as of July 29, 2023 and July 30, 2022, respectively.

During the three months ended July 29, 2023, net sales from the construction segment increased $32.9 million, or approximately 91%, compared to the three months ended July 30, 2022, due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $210.5 million as of July 29, 2023, increasing approximately 11% from January 28, 2023 and decreasing approximately 3% from July 30, 2022, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Six Months Ended
	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change
Net sales:
Retail operations segment	$3,013,465	$3,133,457	$(119,992)
Construction segment	137,860	66,831	71,029
Total net sales	$3,151,325	$3,200,288	$(48,963)

The percent change by segment and product category in the Company’s sales for the six months ended July 29, 2023 compared to the six months ended July 30, 2022 as well as the sales percentage by segment and product category to total net sales for the six months ended July 29, 2023 are as follows:

	% Change	% of
	2023 - 2022	Net Sales
Retail operations segment
Cosmetics	4.8%	14%
Ladies’ apparel	(3.8)	23
Ladies’ accessories and lingerie	(7.8)	13
Juniors’ and children’s apparel	(7.5)	9
Men’s apparel and accessories	(5.7)	19
Shoes	(3.2)	15
Home and furniture	(3.1)	3
		96
Construction segment	106.3	4
Total		100%

Net sales from the retail operations segment decreased $120.0 million, or approximately 4%, and sales in comparable stores decreased approximately 4% during the six months ended July 29, 2023 compared to the six months ended July 30, 2022. Sales in ladies’ accessories and lingerie, juniors’ and children’s apparel and men’s apparel and accessories decreased significantly, while sales in ladies’ apparel, shoes and home and furniture decreased moderately. Sales in cosmetics increased significantly.

The number of sales transactions decreased by 8% for the six months ended July 29, 2023 compared to the six months ended July 30, 2022, while the average dollars per sales transaction increased by 4%.

Storewide sales penetration of exclusive brand merchandise for the six months ended July 29, 2023 and July 30, 2022 was 24.4%.

During the six months ended July 29, 2023, net sales from the construction segment increased $71.0 million, or approximately 106%, compared to the six months ended July 30, 2022, due to an increase in construction activity.

Service Charges and Other Income

					Three	Six
	Three Months Ended		Six Months Ended		Months	Months
	July 29,	July 30,	July 29,	July 30,	$ Change	$ Change
(in thousands of dollars)	2023	2022	2023	2022	2023 - 2022	2023 - 2022
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$17,265	$16,375	$34,124	$33,549	$890	$575
Shipping and handling income	9,380	9,848	19,351	20,070	(468)	(719)
Other	3,345	2,961	6,398	6,614	384	(216)
	29,990	29,184	59,873	60,233	806	(360)
Construction segment	51	83	127	148	(32)	(21)
Total service charges and other income	$30,041	$29,267	$60,000	$60,381	$774	$(381)

Gross Margin

	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$605,623	$644,921	$(39,298)	(6.1)%
Construction segment	2,919	2,482	437	17.6
Total gross margin	$608,542	$647,403	$(38,861)	(6.0)%

Six months ended
Retail operations segment	$1,296,012	$1,393,365	$(97,353)	(7.0)%
Construction segment	5,217	4,269	948	22.2
Total gross margin	$1,301,229	$1,397,634	$(96,405)	(6.9)%

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Gross margin as a percentage of segment net sales:
Retail operations segment	40.4%	41.5%	43.0%	44.5%
Construction segment	4.2	6.9	3.8	6.4
Total gross margin as a percentage of net sales	38.8	40.8	41.3	43.7

Gross margin, as a percentage of sales, decreased to 38.8% from 40.8% during the three months ended July 29, 2023 compared to the three months ended July 30, 2022, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 40.4% from 41.5% during the three months ended July 29, 2023 compared to the three months ended July 30, 2022, respectively, primarily as a result of decreased markups. Gross margin decreased significantly in men’s apparel and accessories, while decreasing moderately in juniors’ and children’s apparel and decreasing slightly in ladies’ apparel. Gross margin increased slightly in shoes and cosmetics, while increasing moderately in ladies’ accessories and lingerie and increasing significantly in home and furniture.

Gross margin from construction decreased 270 basis points of segment net sales.

Gross margin, as a percentage of sales, decreased to 41.3% from 43.7% during the six months ended July 29, 2023 compared to the six months ended July 30, 2022, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 43.0% from 44.5% during the six months ended July 29, 2023 compared to the six months ended July 30, 2022, respectively, as a result of decreased markups and increased markdowns. Gross margin decreased moderately in men’s apparel and accessories and juniors’ and children’s apparel, while decreasing slightly in ladies’ apparel. Gross margin remained essentially flat in shoes and ladies’ accessories and lingerie. Gross margin increased slightly in cosmetics, while increasing moderately in home and furniture.

Total inventory was essentially flat at July 29, 2023 compared to July 30, 2022. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $3 million for the three and six months ended July 29, 2023, respectively.

Inflation and rising interest costs continue to be a concern for management. The extent to which our business will be affected by inflation and rising interest costs depends on our customers’ continuing ability and willingness to accept price increases.

Gross margin from construction decreased 260 basis points of segment net sales.

Selling, General and Administrative Expenses (“SG&A”)

	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$410,510	$399,451	$11,059	2.8%
Construction segment	2,033	1,881	152	8.1
Total SG&A	$412,543	$401,332	$11,211	2.8%

Six months ended
Retail operations segment	$814,813	$798,320	$16,493	2.1%
Construction segment	4,105	3,785	320	8.5
Total SG&A	$818,918	$802,105	$16,813	2.1%

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
SG&A as a percentage of segment net sales:
Retail operations segment	27.4%	25.7%	27.0%	25.5%
Construction segment	3.0	5.2	3.0	5.7
Total SG&A as a percentage of net sales	26.3	25.3	26.0	25.1

SG&A increased to 26.3% of sales during the three months ended July 29, 2023 from 25.3% of sales during the three months ended July 30, 2022, an increase of $11.2 million. SG&A from retail operations increased to 27.4% of sales for the three months ended July 29, 2023 from 25.7% of sales for the three months ended July 30, 2022, an increase of $11.1 million.

SG&A increased to 26.0% of sales during the six months ended July 29, 2023 from 25.1% of sales during the six months ended July 30, 2022, an increase of $16.8 million. SG&A from retail operations increased to 27.0% of sales for the six months ended July 29, 2023 from 25.5% of sales for the six months ended July 30, 2022, an increase of $16.5 million.

The dollar increase in operating expenses in both the three and six-month periods is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment. Payroll expense and related payroll expenses for the three months ended July 29, 2023 was $290.8 million compared to $279.4 million for the three months ended July 30, 2022, increasing $11.4 million. Payroll expense and related payroll expenses for the six months ended July 29, 2023 was $573.1 million compared to $560.5 million for the six months ended July 30, 2022, increasing $12.6 million.

Interest and Debt Expense, Net

	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
Interest and debt expense (income), net:
Three months ended
Retail operations segment	$275	$9,601	$(9,326)	(97.1)%
Construction segment	(143)	(12)	(131)	1,091.7
Total interest and debt expense, net	$132	$9,589	$(9,457)	(98.6)%

Six months ended
Retail operations segment	$503	$20,170	$(19,667)	(97.5)%
Construction segment	(248)	(19)	(229)	1,205.3
Total interest and debt expense, net	$255	$20,151	$(19,896)	(98.7)%

Net interest and debt expense decreased $9.5 million and $19.9 million during the three and six months ended July 29, 2023 compared to the three and six months ended July 30, 2022, respectively, primarily due to an increase in interest income. Total weighted average debt outstanding decreased $44.8 million during the six months ended July 29, 2023 compared to the six months ended July 30, 2022 primarily due to a note maturity at the end of fiscal 2022.

Interest income was $10.0 million and $1.5 million for the three months ended July 29, 2023 and July 30, 2022, respectively, and interest income was $20.0 million and $2.0 million for the six months ended July 29, 2023 and July 30, 2022, respectively.

Other Expense

	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$4,698	$1,936	$2,762	142.7%
Construction segment	—	—	—	—
Total other expense	$4,698	$1,936	$2,762	142.7%

Six months ended
Retail operations segment	$9,396	$3,872	$5,524	142.7%
Construction segment	—	—	—	—
Total other expense	$9,396	$3,872	$5,524	142.7%

Other expense increased $2.8 million and $5.5 million during the three and six months ended July 29, 2023 compared to the three and six months ended July 30, 2022 due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(147)	$(1)	$(146)
Construction segment	(13)	—	(13)
Total gain on disposal of assets	$(160)	$(1)	$(159)

Six months ended
Retail operations segment	$(1,940)	$(7,241)	$5,301
Construction segment	(13)	3	(16)
Total gain on disposal of assets	$(1,953)	$(7,238)	$5,285

During the six months ended July 29, 2023, the Company recorded proceeds of $2.2 million primarily from the sale of one store property, resulting in a gain of $2.0 million that was recorded in gain on disposal of assets.

During the six months ended July 30, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.4% and 22.4% for the three months ended July 29, 2023 and July 30, 2022, respectively. During the three months ended July 29, 2023 and July 30, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company’s estimated federal and state effective income tax rate was approximately 23.4% and 22.5% for the six months ended July 29, 2023 and July 30, 2022, respectively. During the six months ended July 29, 2023 and July 30, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2023 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2023 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended July 29, 2023 and July 30, 2022 follows:

	Six Months Ended
	July 29,	July 30,
(in thousands of dollars)	2023	2022	$ Change
Operating Activities	$397,850	$279,050	$118,800
Investing Activities	(59,764)	(72,886)	13,122
Financing Activities	(224,074)	(430,067)	205,993
Total Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$114,012	$(223,903)	$337,915

Net cash flows from operations increased $118.8 million during the six months ended July 29, 2023 compared to the six months ended July 30, 2022. This increase was primarily due to changes in working capital items, notably changes in income taxes payable. Following the disaster declaration issued by the Federal Emergency Management Agency related to the severe storms and tornadoes occurring in certain counties in Arkansas on March 31, 2023, the Internal Revenue Service was permitted to and did postpone certain tax-filing and tax-payment deadlines for taxpayers who reside or have a business in the disaster area. As a result, the Company’s tax payment deadline was extended to July 31, 2023.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance, which expires in November 2024. The Company recognized income of $34.1 million and $33.5 million from the Wells Fargo Alliance during the six months ended July 29, 2023 and July 30, 2022, respectively.

Capital expenditures were $63.8 million and $61.1 million for the six months ended July 29, 2023 and July 30, 2022, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the six months ended July 29, 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska. During the six months ended July 30, 2022, the Company opened a new store at University Place in Orem, Utah (160,000 square feet).

During the six months ended July 29, 2023, the Company received cash proceeds of $2.2 million and recorded a related gain of $2.0 million, primarily from the sale of an 85,000 square foot location at Sunland Park Mall in El Paso, Texas. The Company also closed (1) an owned location at Santa Rosa Mall in Mary Esther, Florida (115,000 square feet), (2) a leased location at Conestoga Mall in Grand Island, Nebraska (80,000 square feet) and (3) an owned clearance center at Metrocenter in Phoenix, Arizona (90,000 square feet). The Company has also announced the upcoming closure of its owned facility at MacArthur Center in Norfolk, Virginia (240,000 square feet). The store is expected to close in September 2023. There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended July 30, 2022, the Company received cash proceeds of $8.1 million and recorded a related gain of $7.2 million, primarily from the sale of one store property.

During the six months ended July 30, 2022, the Company received proceeds from insurance of $4.8 million primarily from life insurance proceeds related to one policy.

During the six months ended July 29, 2023, the Company purchased certain treasury bills for $148.1 million that are classified as short-term investments and received proceeds of $150.0 million related to short-term investment maturities. During the six months ended July 30, 2022, the Company purchased certain treasury bills for $74.0 million (including the accrual of $49.3 million of treasury bills that had not settled as of July 30, 2022) that are classified as short-term investments.

The Company had cash and cash equivalents of $774.3 million as of July 29, 2023. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. At July 29, 2023, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability of $780.7 million.

During the six months ended July 29, 2023, the Company repurchased 0.7 million shares of Class A Common Stock at an average price of $303.98 per share for $217.3 million under its stock repurchase plans. During the six months ended July 30, 2022, the Company repurchased 1.6 million shares of Class A Common Stock at an average price of $256.10 per share for $412.3 million (including the accrual of $6.0 million of share repurchases that had not settled as of July 30, 2022) under its stock repurchase plans, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. As of July 29, 2023, $458.1 million of authorization remained under the Company’s open stock repurchase plan authorized in May 2023. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act, the Company’s share repurchases after December 31, 2022 are subject to a 1% excise tax. At July 29, 2023, the Company had accrued $2.2 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

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

There have been no material changes in the information set forth under caption “Commercial Commitments” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended January 28, 2023. As of July 29, 2023, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2023 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation and rising interest rates in fiscal 2023 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, rising interest rates, bank failures, a potential U.S. federal government shutdown, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and governmental regulations affecting such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent proposal to amend Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR, LIBOR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; COVID-19 and other epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflict in Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 1, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 30, 2023 through May 27, 2023	298,230	$290.34	298,230	$475,002,518
May 28, 2023 through July 1, 2023	59,318	284.14	59,318	458,147,831
July 2, 2023 through July 29, 2023	—	—	—	458,147,831
Total	357,548	$289.32	357,548	$458,147,831

In February 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock (“February 2022 Stock Plan”). In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended July 29, 2023, the Company repurchased 0.4 million shares totaling $103.4 million under its stock repurchase plans. As of July 29, 2023, the Company had completed the authorized purchases under the February 2022 Stock Plan, and $458.1 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended July 29, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description

10.1	Amendment to the Credit Card Program Agreement by and between Dillard’s, Inc. and Wells Fargo Bank, N.A.

10.2	Amendment No. 4 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard’s Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	September 1, 2023	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer