Form 10-Q
period 2023-10-28
DILLARD'S, INC.
filed 2023-12-07
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 25, 2023     12,235,591

CLASS B COMMON STOCK as of November 25, 2023       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	October 28,	January 28,	October 29,
	2023	2023	2022
Assets
Current assets:
Cash and cash equivalents	$842,001	$650,336	$532,708
Restricted cash	—	9,995	—
Accounts receivable	57,412	56,952	40,476
Short-term investments	51,257	148,902	197,971
Merchandise inventories	1,629,245	1,120,208	1,644,793
Other current assets	85,646	85,453	99,471

Total current assets	2,665,561	2,071,846	2,515,419

Property and equipment (net of accumulated depreciation of $2,699,516, $2,584,708 and $2,647,231, respectively)	1,094,587	1,118,379	1,146,064
Operating lease assets	34,462	33,821	36,663
Deferred income taxes	47,563	42,278	30,841
Other assets	55,761	62,826	63,646

Total assets	$3,897,934	$3,329,150	$3,792,633

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,181,198	$828,484	$1,293,699
Current portion of long-term debt	—	—	44,800
Current portion of operating lease liabilities	8,461	9,702	10,332
Federal and state income taxes	12,500	20,775	7,418

Total current liabilities	1,202,159	858,961	1,356,249

Long-term debt	321,434	321,354	321,327
Operating lease liabilities	26,246	24,164	26,232
Other liabilities	334,457	326,033	279,471
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	964,119	962,839	958,974
Accumulated other comprehensive loss	(61,689)	(65,722)	(22,254)
Retained earnings	6,126,277	5,648,700	5,619,813
Less treasury stock, at cost	(5,216,309)	(4,948,419)	(4,948,419)

Total stockholders’ equity	1,813,638	1,598,638	1,609,354

Total liabilities and stockholders’ equity	$3,897,934	$3,329,150	$3,792,633

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	$1,476,362	$1,544,142	$4,627,687	$4,744,430
Service charges and other income	27,872	28,930	87,872	89,311

	1,504,234	1,573,072	4,715,559	4,833,741

Cost of sales	834,537	855,677	2,684,633	2,658,331
Selling, general and administrative expenses	421,825	413,838	1,240,743	1,215,943
Depreciation and amortization	44,707	46,665	135,272	140,793
Rentals	4,932	5,272	14,274	15,667
Interest and debt (income) expense, net	(1,790)	6,957	(1,535)	27,108
Other expense	4,697	1,936	14,093	5,808
Gain on disposal of assets	(4,053)	(2)	(6,006)	(7,240)

Income before income taxes	199,379	242,729	634,085	777,331
Income taxes	44,040	54,820	145,740	174,880

Net income	$155,339	$187,909	$488,345	$602,451

Earnings per share:
Basic and diluted	$9.49	$10.96	$29.38	$34.05

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net income	$155,339	$187,909	$488,345	$602,451
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $117, $58, $350 and $174, respectively)	1,345	181	4,033	544

Comprehensive income	$156,684	$188,090	$492,378	$602,995

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended October 28, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, July 29, 2023	$1,240	$964,119	$(63,034)	$5,975,028	$(5,167,837)	$1,709,516
Net income	—	—	—	155,339	—	155,339
Other comprehensive income	—	—	1,345	—	—	1,345
Purchase of 150,908 shares of treasury stock (including excise tax)	—	—	—	—	(48,472)	(48,472)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,090)	—	(4,090)
Balance, October 28, 2023	$1,240	$964,119	$(61,689)	$6,126,277	$(5,216,309)	$1,813,638

	Three Months Ended October 29, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, July 30, 2022	$1,240	$958,974	$(22,435)	$5,435,331	$(4,924,109)	$1,449,001
Net income	—	—	—	187,909	—	187,909
Other comprehensive income	—	—	181	—	—	181
Purchase of 98,983 shares of treasury stock	—	—	—	—	(24,310)	(24,310)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,427)	—	(3,427)
Balance, October 29, 2022	$1,240	$958,974	$(22,254)	$5,619,813	$(4,948,419)	$1,609,354

	Nine Months Ended October 28, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,240	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638
Net income	—	—	—	488,345	—	488,345
Other comprehensive income	—	—	4,033	—	—	4,033
Issuance of 4,500 shares under equity plans	—	1,280	—	—	—	1,280
Purchase of 865,610 shares of treasury stock (including excise tax)	—	—	—	—	(267,890)	(267,890)
Cash dividends declared:
Common stock, $0.65 per share	—	—	—	(10,768)	—	(10,768)
Balance, October 28, 2023	$1,240	$964,119	$(61,689)	$6,126,277	$(5,216,309)	$1,813,638

	Nine Months Ended October 29, 2022
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,240	$956,653	$(22,798)	$5,027,922	$(4,511,799)	$1,451,218
Net income	—	—	—	602,451	—	602,451
Other comprehensive income	—	—	544	—	—	544
Issuance of 9,000 shares under equity plans	—	2,321	—	—	—	2,321
Purchase of 1,708,918 shares of treasury stock	—	—	—	—	(436,620)	(436,620)
Cash dividends declared:
Common stock, $0.60 per share	—	—	—	(10,560)	—	(10,560)
Balance, October 29, 2022	$1,240	$958,974	$(22,254)	$5,619,813	$(4,948,419)	$1,609,354

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	October 28,	October 29,
	2023	2022
Operating activities:
Net income	$488,345	$602,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	136,482	141,978
Gain on disposal of assets	(6,006)	(7,240)
Accrued interest on short-term investments	(4,219)	(1,155)
Changes in operating assets and liabilities:
Increase in accounts receivable	(460)	(699)
Increase in merchandise inventories	(509,037)	(564,615)
Decrease (increase) in other current assets	4,610	(18,416)
Decrease (increase) in other assets	188	(213)
Increase in trade accounts payable and accrued expenses and other liabilities	354,638	425,248
Decrease in income taxes payable	(17,434)	(18,918)

Net cash provided by operating activities	447,107	558,421

Investing activities:
Purchase of property and equipment and capitalized software	(104,679)	(94,771)
Proceeds from disposal of assets	6,254	8,095
Proceeds from insurance	4,477	4,886
Purchase of short-term investments	(148,098)	(196,816)
Proceeds from maturities of short-term investments	249,962	—

Net cash provided by (used in) investing activities	7,916	(278,606)

Financing activities:
Cash dividends paid	(10,104)	(11,013)
Purchase of treasury stock	(263,249)	(452,853)

Net cash used in financing activities	(273,353)	(463,866)

Increase (decrease) in cash and cash equivalents	181,670	(184,051)
Cash and cash equivalents and restricted cash, beginning of period	660,331	716,759

Cash and cash equivalents, end of period	$842,001	$532,708

Non-cash transactions:
Accrued capital expenditures	$10,934	$8,757
Stock awards	1,280	2,321
Accrued purchases of treasury stock and excise taxes	4,641	—
Lease assets obtained in exchange for new operating lease liabilities	9,186	3,392

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2024 due to, among other factors, the seasonal nature of the business.

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

	October 28,	January 28,	October 29,
(in thousands of dollars)	2023	2023	2022
Cash and cash equivalents	$842,001	$650,336	$532,708
Restricted cash	—	9,995	—
Total cash, cash equivalents and restricted cash	$842,001	$660,331	$532,708

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

The amount of obligations confirmed under the program that remain unpaid by the Company were $1.5 million, $1.8 million and $2.1 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively. These obligations are presented within trade accounts payable and accrued expenses in our condensed consolidated balance sheets.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Retail operations segment:
Cosmetics	14%	14%	14%	13%
Ladies’ apparel	21	21	22	23
Ladies’ accessories and lingerie	13	13	13	14
Juniors’ and children’s apparel	10	10	10	10
Men’s apparel and accessories	19	20	19	20
Shoes	15	16	15	15
Home and furniture	3	3	3	3
	95	97	96	98
Construction segment	5	3	4	2
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended October 28, 2023
Net sales from external customers	$1,409,487	$66,875	$1,476,362
Gross margin	638,612	3,213	641,825
Depreciation and amortization	44,641	66	44,707
Interest and debt (income) expense, net	(1,581)	(209)	(1,790)
Income before income taxes	198,369	1,010	199,379
Total assets	3,828,418	69,516	3,897,934

Three Months Ended October 29, 2022
Net sales from external customers	$1,499,072	$45,070	$1,544,142
Gross margin	685,643	2,822	688,465
Depreciation and amortization	46,614	51	46,665
Interest and debt (income) expense, net	6,984	(27)	6,957
Income before income taxes	241,863	866	242,729
Total assets	3,737,746	54,887	3,792,633

Nine Months Ended October 28, 2023
Net sales from external customers	$4,422,952	$204,735	$4,627,687
Gross margin	1,934,624	8,430	1,943,054
Depreciation and amortization	135,079	193	135,272
Interest and debt (income) expense, net	(1,078)	(457)	(1,535)
Income before income taxes	631,810	2,275	634,085
Total assets	3,828,418	69,516	3,897,934

Nine Months Ended October 29, 2022
Net sales from external customers	$4,632,529	$111,901	$4,744,430
Gross margin	2,079,008	7,091	2,086,099
Depreciation and amortization	140,628	165	140,793
Interest and debt (income) expense, net	27,154	(46)	27,108
Income before income taxes	775,965	1,366	777,331
Total assets	3,737,746	54,887	3,792,633

Intersegment construction revenues of $14.4 million and $10.7 million for the three months ended October 28, 2023 and October 29, 2022, respectively, and $34.9 million and $32.4 million for the nine months ended October 28, 2023 and October 29, 2022, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	October 28,	January 28,	October 29,	January 29,
(in thousands of dollars)	2023	2023	2022	2022
Contract liabilities	$71,675	$83,909	$67,109	$80,421

During the nine months ended October 28, 2023 and October 29, 2022, the Company recorded $44.4 million and $44.8 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $83.9 million and $80.4 million at January 28, 2023 and January 29, 2022, respectively.

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

Construction
	October 28,	January 28,	October 29,	January 29,
(in thousands of dollars)	2023	2023	2022	2022
Accounts receivable	$47,089	$44,286	$31,111	$25,912
Costs and estimated earnings in excess of billings on uncompleted contracts	2,069	798	3,512	2,847
Billings in excess of costs and estimated earnings on uncompleted contracts	9,120	10,909	9,969	6,298

During the nine months ended October 28, 2023 and October 29, 2022, the Company recorded $10.4 million and $5.7 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $10.9 million and $6.3 million at January 28, 2023 and January 29, 2022, respectively.

The remaining performance obligations related to executed construction contracts totaled $220.9 million, $189.1 million and $232.7 million at October 28, 2023, January 28, 2023 and October 29, 2022, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net income	$155,339	$187,909	$488,345	$602,451

Weighted average shares of common stock outstanding	16,377	17,139	16,620	17,691

Basic and diluted earnings per share	$9.49	$10.96	$29.38	$34.05

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended October 28, 2023 and October 29, 2022.

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

At October 28, 2023, letters of credit totaling $19.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.9 million and $5.2 million to the Pension Plan during the three and nine months ended October 28, 2023, respectively, and expects to make additional contributions to the Pension Plan of approximately $1.8 million during the remainder of fiscal 2023.

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
(in thousands of dollars)	2023	2022	2023	2022
Components of net periodic benefit costs:
Service cost	$1,262	$1,019	$3,785	$3,057
Interest cost	3,237	1,696	9,711	5,089
Net actuarial loss	1,461	240	4,383	719
Net periodic benefit costs	$5,960	$2,955	$17,879	$8,865

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

At October 28, 2023, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $780.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Cost of shares repurchased	$47,990	$24,310	$265,244	$436,620
Number of shares repurchased	151	99	866	1,709
Average price per share	$318.01	$245.60	$306.41	$255.49

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of October 28, 2023, the Company had completed the authorized purchases under the May 2021 Stock Plan and the February 2022 Stock Plan, and $410.2 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three and nine months ended October 28, 2023 and October 29, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

Note 10. Gain on Disposal of Assets

During the three months ended October 28, 2023, the Company recorded proceeds of $4.1 million primarily from the sale of a store property, resulting in a gain of $4.1 million that was recorded in gain on disposal of assets. During the nine months ended October 28, 2023, the Company recorded proceeds of $6.3 million primarily from the sale of two store properties, resulting in a gain of $6.0 million that was recorded in gain on disposal of assets.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at October 28, 2023 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at October 28, 2023 was approximately $323 million. The carrying value of the Company’s long-term debt at October 28, 2023 was approximately $321 million. The fair value of the Company’s subordinated debentures at October 28, 2023 was approximately $203 million. The carrying value of the Company’s subordinated debentures at October 28, 2023 was $200 million.

Note 12. Subsequent Events

Special Dividend

On November 16, 2023, the Company announced that its Board of Directors declared a special dividend of $20.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on January 8, 2024 to stockholders of record as of December 15, 2023.

Credit Card Program Agreement

Wells Fargo owns and manages Dillard’s private label cards under a marketing and servicing alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”). As previously disclosed, the Wells Fargo Alliance expires in November 2024. On November 6, 2023, Wells Fargo delivered a written notice of non-renewal in accordance with the terms of the governing credit card program agreement (“Agreement”). This notice was an administrative formality required by the terms of the Agreement to prevent the automatic renewal of the Agreement in accordance with its terms. The Wells Fargo Alliance will remain in place until the expiration or earlier termination of the Agreement.

The Company has the option to purchase, or arrange for a third party to purchase, the program accounts and accounts receivable, cardholder data and other assets under the Agreement (“Program Assets”), which option is exercisable up to 180 days prior to the expiration of the Agreement. The Company is currently in negotiations for an arrangement whereby a third party is expected to purchase the Program Assets from Wells Fargo and enter into a new program agreement with the Company for (i) the offering of co-branded and private label credit cards to new and existing customers of Company and (ii) the servicing of the credit card portfolio following the expiration or termination of the Agreement.

There can be no assurances that the Company will be able to finalize the agreements currently being negotiated or to find an alternate third party purchaser on comparable terms and conditions as exist under the Agreement or at all. The Company cannot estimate the impact of not being able to find an alternate third party purchaser or the impact any potential new agreement might have on our financial position, cash flows or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the year ended January 28, 2023.

EXECUTIVE OVERVIEW

The Company’s results for the three months ended October 28, 2023 reflected a good performance despite a challenging sales environment. Beginning particularly in September, sales weakened, and the Company reported a 6% comparable sales decline compared to the prior year third quarter. Retail gross margin for the quarter was 45.3% of sales, declining 40 basis points from 45.7% reported for the prior year third quarter. Management believes that its focus on producing profitable sales with inventory control resulted in the strong gross margin performance. Inventory declined 1% at October 28, 2023 compared to October 29, 2022.

For the three months ended October 28, 2023, the Company reported net income of $155.3 million ($9.49 per share). This compared to net income of $187.9 million ($10.96 per share) for the prior year third quarter. Included in net income for the three months ended October 28, 2023 is a pretax gain of $4.0 million ($3.1 million after tax or $0.19 per share) primarily related to the sale of a store property.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 28, 2023 increased to $421.8 million (28.6% of sales) compared to $413.8 million (26.8% of sales) for the prior year third quarter primarily as a result of increased payroll and payroll-related expenses.

Net cash provided by operating activities was $447.1 million for the nine months ended October 28, 2023 compared to $558.4 million for the prior year nine-month period. The Company repurchased approximately 0.9 million shares of its outstanding Class A Common Stock for $265.2 million under its stock repurchase plans during the nine months ended October 28, 2023. At October 28, 2023, $410.2 million of authorization remained under the Company’s open stock repurchase plan authorized in May 2023.

As of October 28, 2023, the Company had working capital of $1,463.4 million (including cash and cash equivalents of $842.0 million and short-term investments of $51.3 million) and $521.4 million of total debt outstanding, including $321.4 million of long-term debt and $200.0 million of subordinated debentures.

On November 16, 2023, the Company announced that its Board of Directors declared a special dividend of $20.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on January 8, 2024 to stockholders of record as of December 15, 2023.

The Company operated 273 Dillard’s stores, including 27 clearance centers, and an internet store as of October 28, 2023.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	October 28,	October 29,
	2023	2022
Net sales (in millions)	$1,476.4	$1,544.1
Retail stores sales trend	(6)%	3%
Comparable retail stores sales trend	(6)%	3%
Gross margin (in millions)	$641.8	$688.5
Gross margin as a percentage of net sales	43.5%	44.6%
Retail gross margin as a percentage of retail net sales	45.3%	45.7%
Selling, general and administrative expenses as a percentage of net sales	28.6%	26.8%
Cash flow provided by operations (in millions)*	$447.1	$558.4
Total retail store count at end of period	273	277
Retail sales per square foot	$31	$33
Retail store inventory trend	(1)%	8%
Annualized retail merchandise inventory turnover	2.2	2.4

* Cash flow from operations data is for the nine months ended October 28, 2023 and October 29, 2022.

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

Service charges and other income. Service charges and other income includes income generated through the marketing and servicing alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”). Other income includes rental income, shipping and handling fees and gift card breakage.

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

Interest and debt (income) expense, net. Interest and debt (income) expense includes interest, net of interest income from demand deposits and short-term investments and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and commitment fees and borrowings, if any, under the Company’s credit agreement. Interest and debt expense also includes the amortization of financing costs and interest on finance lease obligations, if any.

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

During the nine months ended October 28, 2023, the Company amended its revolving credit agreement and its credit card program agreement to replace LIBOR with Secured Overnight Financing Rates (SOFR). For additional information, see Note 7, Revolving Credit Agreement, in the “Notes to Consolidated Financial Statements,” in Part I, Item 1 hereof.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.9	1.9	1.9	1.9

	101.9	101.9	101.9	101.9

Cost of sales	56.5	55.4	58.0	56.0
Selling, general and administrative expenses	28.6	26.8	26.8	25.6
Depreciation and amortization	3.0	3.0	2.9	3.0
Rentals	0.3	0.3	0.3	0.3
Interest and debt (income) expense, net	(0.1)	0.5	0.0	0.6
Other expense	0.3	0.1	0.3	0.1
Gain on disposal of assets	(0.3)	0.0	(0.1)	(0.2)

Income before income taxes	13.5	15.7	13.7	16.4
Income taxes	3.0	3.6	3.1	3.7

Net income	10.5%	12.2%	10.6%	12.7%

Net Sales

	Three Months Ended
	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change
Net sales:
Retail operations segment	$1,409,487	$1,499,072	$(89,585)
Construction segment	66,875	45,070	21,805
Total net sales	$1,476,362	$1,544,142	$(67,780)

The percent change by segment and product category in the Company’s sales for the three months ended October 28, 2023 compared to the three months ended October 29, 2022 as well as the sales percentage by segment and product category to total net sales for the three months ended October 28, 2023 are as follows:

	% Change	% of
	2023 - 2022	Net Sales
Retail operations segment
Cosmetics	1.1%	14%
Ladies’ apparel	(6.3)	21
Ladies’ accessories and lingerie	(7.6)	13
Juniors’ and children’s apparel	(8.7)	10
Men’s apparel and accessories	(7.1)	19
Shoes	(7.3)	15
Home and furniture	(4.7)	3
		95
Construction segment	48.4	5
Total		100%

Net sales from the retail operations segment decreased $89.6 million, or approximately 6%, and sales in comparable stores decreased approximately 6% during the three months ended October 28, 2023 compared to the three months ended October 29, 2022. Sales in juniors’ and children’s apparel, ladies’ accessories and lingerie, shoes, men’s apparel and accessories, ladies’ apparel and home and furniture decreased significantly, while sales in cosmetics increased slightly.

The number of sales transactions decreased by 9% for the three months ended October 28, 2023 compared to the three months ended October 29, 2022, while the average dollars per sales transaction increased by 3%.

We recorded a return asset of $11.5 million and $13.8 million and an allowance for sales returns of $22.6 million and $27.3 million as of October 28, 2023 and October 29, 2022, respectively.

During the three months ended October 28, 2023, net sales from the construction segment increased $21.8 million, or approximately 48%, compared to the three months ended October 29, 2022, due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $220.9 million as of October 28, 2023, increasing approximately 17% from January 28, 2023 and decreasing approximately 5% from October 29, 2022, respectively. We expect these remaining performance obligations to be earned over the next nine to eighteen months.

	Nine Months Ended
	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change
Net sales:
Retail operations segment	$4,422,952	$4,632,529	$(209,577)
Construction segment	204,735	111,901	92,834
Total net sales	$4,627,687	$4,744,430	$(116,743)

The percent change by segment and product category in the Company’s sales for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022 as well as the sales percentage by segment and product category to total net sales for the nine months ended October 28, 2023 are as follows:

	% Change	% of
	2023 - 2022	Net Sales
Retail operations segment
Cosmetics	3.5%	14%
Ladies’ apparel	(4.6)	22
Ladies’ accessories and lingerie	(7.8)	13
Juniors’ and children’s apparel	(7.9)	10
Men’s apparel and accessories	(6.1)	19
Shoes	(4.6)	15
Home and furniture	(3.7)	3
		96
Construction segment	83.0	4
Total		100%

Net sales from the retail operations segment decreased $209.6 million, or approximately 5%, and sales in comparable stores decreased approximately 4% during the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022. Sales in juniors’ and children’s apparel, ladies’ accessories and lingerie, men’s apparel and accessories, shoes and ladies’ apparel decreased significantly, while sales in home and furniture decreased moderately. Sales in cosmetics increased moderately.

The number of sales transactions decreased by 8% for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, while the average dollars per sales transaction increased by 4%.

During the nine months ended October 28, 2023, net sales from the construction segment increased $92.8 million, or approximately 83%, compared to the nine months ended October 29, 2022, due to an increase in construction activity.

Service Charges and Other Income

					Three	Nine
	Three Months Ended		Nine Months Ended		Months	Months
	October 28,	October 29,	October 28,	October 29,	$ Change	$ Change
(in thousands of dollars)	2023	2022	2023	2022	2023 - 2022	2023 - 2022
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$16,784	$16,761	$50,908	$50,310	$23	$598
Shipping and handling income	8,431	9,533	27,782	29,603	(1,102)	(1,821)
Other	2,594	2,590	8,992	9,204	4	(212)
	27,809	28,884	87,682	89,117	(1,075)	(1,435)
Construction segment	63	46	190	194	17	(4)
Total service charges and other income	$27,872	$28,930	$87,872	$89,311	$(1,058)	$(1,439)

Gross Margin

	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$638,612	$685,643	$(47,031)	(6.9)%
Construction segment	3,213	2,822	391	13.9
Total gross margin	$641,825	$688,465	$(46,640)	(6.8)%

Nine months ended
Retail operations segment	$1,934,624	$2,079,008	$(144,384)	(6.9)%
Construction segment	8,430	7,091	1,339	18.9
Total gross margin	$1,943,054	$2,086,099	$(143,045)	(6.9)%

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Gross margin as a percentage of segment net sales:
Retail operations segment	45.3%	45.7%	43.7%	44.9%
Construction segment	4.8	6.3	4.1	6.3
Total gross margin as a percentage of net sales	43.5	44.6	42.0	44.0

Gross margin, as a percentage of sales, decreased to 43.5% from 44.6% during the three months ended October 28, 2023 compared to the three months ended October 29, 2022.

Gross margin from retail operations, as a percentage of sales, decreased to 45.3% from 45.7% during the three months ended October 28, 2023 compared to the three months ended October 29, 2022, primarily as a result of decreased markups partially offset by decreased markdowns. Gross margin decreased moderately in ladies’ accessories and lingerie, while decreasing slightly in shoes, men’s apparel and accessories and juniors’ and children’s apparel. Gross margin in cosmetics remained essentially flat, while increasing moderately in ladies’ apparel and home and furniture.

Gross margin, as a percentage of sales, decreased to 42.0% from 44.0% during the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022.

Gross margin from retail operations, as a percentage of sales, decreased to 43.7% from 44.9% during the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, primarily as a result of decreased markups. Gross margin decreased moderately in men’s apparel and accessories and juniors’ and children’s apparel, while decreasing slightly in shoes. Gross margin remained essentially flat in ladies’ accessories and lingerie and ladies’ apparel. Gross margin increased slightly in cosmetics, while increasing moderately in home and furniture.

Total inventory decreased 1% at October 28, 2023 compared to October 29, 2022. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million and $5 million for the three and nine months ended October 28, 2023, respectively.

Inflation and rising interest costs continue to be a concern for management. The extent to which our business will be affected by inflation and rising interest costs depends on our customers’ continuing ability and willingness to accept price increases.

Selling, General and Administrative Expenses (“SG&A”)

	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$419,470	$411,888	$7,582	1.8%
Construction segment	2,355	1,950	405	20.8
Total SG&A	$421,825	$413,838	$7,987	1.9%

Nine months ended
Retail operations segment	$1,234,283	$1,210,208	$24,075	2.0%
Construction segment	6,460	5,735	725	12.6
Total SG&A	$1,240,743	$1,215,943	$24,800	2.0%

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
SG&A as a percentage of segment net sales:
Retail operations segment	29.8%	27.5%	27.9%	26.1%
Construction segment	3.5	4.3	3.2	5.1
Total SG&A as a percentage of net sales	28.6	26.8	26.8	25.6

SG&A increased to 28.6% of sales during the three months ended October 28, 2023 from 26.8% of sales during the three months ended October 29, 2022, an increase of $8.0 million. SG&A from retail operations increased to 29.8% of sales for the three months ended October 28, 2023 from 27.5% of sales for the three months ended October 29, 2022, an increase of $7.6 million.

SG&A increased to 26.8% of sales during the nine months ended October 28, 2023 from 25.6% of sales during the nine months ended October 29, 2022, an increase of $24.8 million. SG&A from retail operations increased to 27.9% of sales for the nine months ended October 28, 2023 from 26.1% of sales for the nine months ended October 29, 2022, an increase of $24.1 million.

The dollar increase in operating expenses in both the three and nine-month periods is primarily due to increased payroll and payroll-related expenses in the current highly competitive wage environment. Payroll and payroll-related expenses for the three months ended October 28, 2023 were $296.7 million compared to $285.1 million for the three months ended October 29, 2022, increasing $11.6 million. Payroll and payroll-related expenses for the nine months ended October 28, 2023 were $869.9 million compared to $845.6 million for the nine months ended October 29, 2022, increasing $24.3 million.

Interest and Debt (Income) Expense, Net

	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(1,581)	$6,984	$(8,565)	(122.6)%
Construction segment	(209)	(27)	(182)	674.1
Total interest and debt (income) expense, net	$(1,790)	$6,957	$(8,747)	(125.7)%

Nine months ended
Retail operations segment	$(1,078)	$27,154	$(28,232)	(104.0)%
Construction segment	(457)	(46)	(411)	893.5
Total interest and debt (income) expense, net	$(1,535)	$27,108	$(28,643)	(105.7)%

Net interest and debt (income) expense improved $8.7 million and $28.6 million during the three and nine months ended October 28, 2023, respectively, compared to the three and nine months ended October 29, 2022, primarily due to an increase in interest income. Total weighted average debt outstanding decreased $44.8 million during the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022 primarily due to a note maturity at the end of fiscal 2022.

Interest income was $11.7 million and $3.8 million for the three months ended October 28, 2023 and October 29, 2022, respectively, and interest income was $31.7 million and $5.8 million for the nine months ended October 28, 2023 and October 29, 2022, respectively.

Other Expense

	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$4,697	$1,936	$2,761	142.6%
Construction segment	—	—	—	—
Total other expense	$4,697	$1,936	$2,761	142.6%

Nine months ended
Retail operations segment	$14,093	$5,808	$8,285	142.6%
Construction segment	—	—	—	—
Total other expense	$14,093	$5,808	$8,285	142.6%

Other expense increased $2.8 million and $8.3 million during the three and nine months ended October 28, 2023, respectively, compared to the three and nine months ended October 29, 2022 due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change
(Gain) loss on disposal of assets:
Three months ended
Retail operations segment	$(4,053)	$(2)	$(4,051)
Construction segment	—	—	—
Total gain on disposal of assets	$(4,053)	$(2)	$(4,051)

Nine months ended
Retail operations segment	$(5,993)	$(7,243)	$1,250
Construction segment	(13)	3	(16)
Total gain on disposal of assets	$(6,006)	$(7,240)	$1,234

During the three months ended October 28, 2023, the Company recorded proceeds of $4.1 million primarily from the sale of a store property, resulting in a gain of $4.1 million that was recorded in gain on disposal of assets. During the nine months ended October 28, 2023, the Company recorded proceeds of $6.3 million primarily from the sale of two store properties, resulting in a gain of $6.0 million that was recorded in gain on disposal of assets.

During the nine months ended October 29, 2022, the Company recorded proceeds of $8.1 million primarily from the sale of one store property, resulting in a gain of $7.2 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 22.1% and 22.6% for the three months ended October 28, 2023 and October 29, 2022, respectively. During the three months ended October 28, 2023 and October 29, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company’s estimated federal and state effective income tax rate was approximately 23.0% and 22.5% for the nine months ended October 28, 2023 and October 29, 2022, respectively. During the nine months ended October 28, 2023 and October 29, 2022, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2023 federal and state effective income tax rate to approximate 21%. This rate includes an expected federal income tax benefit due to a deduction related to that portion of the special dividend of $20.00 per share to be paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan. This rate may change if results of operations for fiscal 2023 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended October 28, 2023 and October 29, 2022 follows:

	Nine Months Ended
	October 28,	October 29,
(in thousands of dollars)	2023	2022	$ Change
Operating Activities	$447,107	$558,421	$(111,314)
Investing Activities	7,916	(278,606)	286,522
Financing Activities	(273,353)	(463,866)	190,513
Total Increase (Decrease) in Cash and Cash Equivalents	$181,670	$(184,051)	$365,721

Net cash flows from operations decreased $111.3 million during the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022. This decrease was primarily due to a decrease in net income.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance, which expires in November 2024. For additional information regarding expiration of the Wells Fargo Alliance, see Part II, Item 5 of this Quarterly Report on Form 10-Q. The Company recognized income of $50.9 million and $50.3 million from the Wells Fargo Alliance during the nine months ended October 28, 2023 and October 29, 2022, respectively.

Capital expenditures were $104.7 million and $94.8 million for the nine months ended October 28, 2023 and October 29, 2022, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the nine months ended October 28, 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska. During the nine months ended October 29, 2022, the Company opened a new store at University Place in Orem, Utah (160,000 square feet).

During the nine months ended October 28, 2023, the Company received cash proceeds of $6.3 million and recorded a related gain of $6.0 million, primarily from the sale of an 85,000 square foot location at Sunland Park Mall in El Paso, Texas and a 240,000 square foot location at MacArthur Center in Norfolk, Virginia. The Company also closed (1) an owned location at Santa Rosa Mall in Mary Esther, Florida (115,000 square feet), (2) a leased location at Conestoga Mall in Grand Island, Nebraska (80,000 square feet) and (3) an owned clearance center at Metrocenter in Phoenix, Arizona (90,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the nine months ended October 29, 2022, the Company received cash proceeds of $8.1 million and recorded a related gain of $7.2 million, primarily from the sale of one store property.

During the nine months ended October 28, 2023, the Company received proceeds from insurance of $4.5 million primarily from life insurance proceeds related to two policies. During the nine months ended October 29, 2022, the Company received proceeds from insurance of $4.9 million primarily from life insurance proceeds related to one policy.

During the nine months ended October 28, 2023 and October 29, 2022, the Company purchased certain treasury bills for $148.1 million and $196.8 million, respectively, that are classified as short-term investments. During the nine months ended October 28, 2023, the Company received proceeds of $250.0 million related to maturities of these short-term investments.

The Company had cash and cash equivalents of $842.0 million as of October 28, 2023. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. At October 28, 2023, no borrowings were outstanding, and letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability of $780.7 million.

During the nine months ended October 28, 2023, the Company repurchased 0.9 million shares of Class A Common Stock at an average price of $306.41 per share for $265.2 million (including the accrual of $2.0 million of share repurchases that had not settled as of October 28, 2023) under its stock repurchase plans. During the nine months ended October 29, 2022, the Company repurchased 1.7 million shares of Class A Common Stock at an average price of $255.49 per share for $436.6 million under its stock repurchase plans, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. As of October 28, 2023, $410.2 million of authorization remained under the Company’s open stock repurchase plan authorized in May 2023. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act, the Company’s share repurchases after December 31, 2022 are subject to a 1% excise tax. At October 28, 2023, the Company had accrued $2.6 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

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

On November 16, 2023, the Company announced that its Board of Directors declared a special dividend of $20.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on January 8, 2024 to stockholders of record as of December 15, 2023. The Company expects to fund the dividend from cash flows from operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended January 28, 2023. As of October 28, 2023, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2023 and beyond, statements regarding the Company’s ongoing efforts to transition the ownership and management of its proprietary credit cards from Wells Fargo to a new third party vendor; statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures, dividends and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation and rising interest rates in fiscal 2023 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, rising interest rates, a potential U.S. Federal government shutdown, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and governmental regulations, affecting such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent proposal to amend Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 7, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 30, 2023 through August 26, 2023	—	$—	—	$458,147,831
August 27, 2023 through September 30, 2023	73,626	325.87	73,626	434,155,300
October 1, 2023 through October 28, 2023	77,282	310.51	77,282	410,158,174
Total	150,908	$318.01	150,908	$410,158,174

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended October 28, 2023, the Company repurchased 0.2 million shares totaling $48.0 million under its stock repurchase plan. As of October 28, 2023, $410.2 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(a) As previously reported, the Wells Fargo Alliance expires in November 2024. On November 6, 2023, Wells Fargo delivered a written notice of non-renewal in accordance with the terms of that certain Credit Card Program Agreement by and among the Company (including Dillard Investment Company, Inc.) and Wells Fargo (the “Agreement”). This notice was an administrative formality required by the terms of the Agreement to prevent the automatic renewal of the Agreement in accordance with its terms.

The Company has the option to purchase, or arrange for a third party to purchase, the program accounts and accounts receivable, cardholder data and other assets under the Agreement (the “Program Assets”), which option is exercisable up to 180 days prior to the expiration of the Agreement. Formal notice of the exercise of the Company’s purchase option has not yet been provided to Wells Fargo. However, the Company is in negotiations for an arrangement whereby a third party (the “Nominated Purchaser”) is expected to purchase the Program Assets from Wells Fargo and enter into a new program agreement with the Company for (i) the offering of co-branded and private label credit cards to new and existing customers of Company and (ii) the servicing of the credit card portfolio following the expiration or termination of the Agreement. The Wells Fargo Alliance will remain in place until the expiration or earlier termination of the Agreement. Wells Fargo may be required, at the option of the Company, to continue servicing the portfolio in accordance with the terms of the Agreement for the benefit of the Company or its Nominated Purchaser for a time period as defined in the Agreement after the purchase of the Program Assets by the Company or its Nominated Purchaser.

There can be no assurances that the Company will be able to finalize the agreements currently being negotiated or to find an alternate third party purchaser on comparable terms and conditions as exist under the Agreement or at all. Additional information regarding the Wells Fargo Alliance is set forth in Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q and in Part I, Item 1-Business in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

(c) During the three months ended October 28, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DILLARD’S, INC.
(Registrant)

Date:	December 7, 2023	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer