Form 10-K
period 2024-02-03
DILLARD'S, INC.
filed 2024-03-29
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2023 was $2,680,990,001.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 2, 2024:

CLASS A COMMON STOCK, $0.01 par value	12,243,845
CLASS B COMMON STOCK, $0.01 par value	3,986,233

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2024 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.   BUSINESS.

Dillard’s, Inc. (“Dillard’s”, the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 3, 2024, we operated 273 Dillard’s stores, including 28 clearance centers, and an Internet store at dillards.com offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC (“CDI”), a portion of whose business includes constructing and remodeling stores for the Company.

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2023	Fiscal 2022	Fiscal 2021
Retail operations segment:
Cosmetics	16%	15%	14%
Ladies' apparel	20	21	21
Ladies' accessories and lingerie	14	14	15
Juniors' and children's apparel	9	9	10
Men's apparel and accessories	19	20	19
Shoes	14	15	15
Home and furniture	4	4	4
	96	98	98
Construction segment	4	2	2
Total	100%	100%	100%

Additional information regarding our business, results of operations and financial condition, including information pertaining to our reporting segments, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and in Note 2 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

Customers may visit us in person at any of our retail stores located primarily in shopping malls and open-air centers throughout the southwest, southeast and midwest regions of the United States. Our customers may also visit us online at our e-Commerce site, dillards.com, gaining company-wide access to in-store merchandise selections across 30 states as well as in our fulfillment and distribution centers. Customers also have the option to buy online and pickup in store or have their orders shipped directly to their desired location. Dillards.com also serves as a key customer engagement tool with continually updated style and trend content to both educate and inspire our customers.

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

We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores or online. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered advance notice of sale events. Wells Fargo administers the loyalty program that rewards customers for private label card usage.

In January 2024, the Company announced that it entered into a new agreement with Citibank, N.A. (“Citi”) to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. The Dillard’s credit card program offered by Citi will include a new co-branded Mastercard Incorporated card (“Mastercard”) as well as a private label credit card. The new co-branded Mastercard will replace the existing co-branded card. Additionally, Citi will provide customer service functions and support certain Dillard’s marketing and loyalty program activities related to the new program. The companies expect to launch the new program in late summer 2024 for new Dillard’s credit applicants. The transfer of existing accounts to Citi is expected in the fall of 2024. The term of the agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

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

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2023 ended on February 3, 2024 and contained 53 weeks, and fiscal years 2022 and 2021 ended on January 28, 2023 and January 29, 2022, respectively, and each contained 52 weeks.

Human Capital

As of December 25, 2023, the Company employed approximately 29,600 associates. Approximately 20,200 were full-time associates (greater than 35 hours per week), 7,100 were part-time associates (20-35 hours per week) and 2,300 were limited status associates (less than 20 hours per week).1 None of our associates are represented by a union.

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

Training and talent development. The Company develops talent by investing in both formalized classroom training, specialized training for our sales management team, ongoing mentorship programs and on-the-job experience. We seek to create an engaged workforce through open door policies and promotion opportunities. The Company’s philosophy is to develop talent and promote from within our organization, thus providing a better customer service model due to a deeper understanding of the overall business and our customers’ expectations. Career paths and opportunities for promotion are discussed with associates from the first day of training and on an ongoing basis. As of December 25, 2023, approximately 73% of the salaried managers at our stores were promoted from hourly store positions.

Diversity and inclusion. The Company has a diverse customer base and seeks to achieve that same diversity in its workforce. As of December 25, 2023, approximately 74% of our store associates were women, and approximately 55% of our store associates were non-white.

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

1 For purposes of this section, all figures are based on calendar year 2023.

ITEM 1A.   RISK FACTORS.

The risks described in this Item 1A, Risk Factors, of this Annual Report could materially and adversely affect our business, financial condition and results of operations.

The Company cautions that forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, contained in this Annual Report are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions.

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

Furthermore, we are subject to risks related to poor management of shopping malls, including those malls that may be in financial distress or are currently under receivership. Some malls may be unable or unwilling to refinance debt maturities in the current credit market, leading to further risks related to temporary or new management by financial institutions or others. Such successors may be unable to effectively manage the shopping malls in which we operate.

If an existing owned store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. We may not be able to close an unprofitable owned store due to an existing operating covenant which may cause us to operate the location at a loss and prevent us from finding a more desirable location. We have approximately 71 stores along the Gulf and Atlantic coasts that are covered by third-party insurance but are self-insured for property and merchandise losses related to “named storms.” As a result, the repair and replacement costs will be borne by us for damage to any of these stores from “named storms,” which could have an adverse effect on our financial condition or results of operations.

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

The occurrence of, or threat of, a natural disaster, climate change, war (including the ongoing conflict in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries as well as other conflicts in the Middle East), acts of violence, acts of terrorism, other armed conflicts, and public health issues could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores or directly to customers. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative and/or regulatory requirements to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs for things like energy or packaging, as well as our product supply chain and distribution costs.

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

Additionally, the value of our reputation is based, in part, on subjective perceptions of the quality of our merchandise selections. Isolated incidents involving us or persons currently or formerly associated with us (including employees, celebrities, social media influencers, brand affiliates and partners or others who speak publicly about our brand or our products, whether authorized or not) or our merchandise that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in significant adverse publicity or governmental investigation or inquiry. Similarly, information posted about us, including our lines of exclusive brand merchandise, on the Internet, including social media platforms that allow individuals access to a wide audience of consumers and other interested persons, may adversely affect our reputation, even if the information is inaccurate.

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

Our timely receipt of merchandise in the United States is dependent on an efficient global supply chain. Disruptions in the supply chain could adversely impact our ability to obtain adequate inventory on a timely basis and result in lost sales, increased costs and an overall decrease in our profits. For example, many disruptions in the global transportation network have occurred recently, including attacks on shipping vessels in the Red Sea and Suez Canal, drought conditions which have lowered the water levels of the Panama Canal, increased shipping costs resulting from increased demand for shipping capacity and the increased cost of fuel. In addition, the potential for strikes related to labor negotiations at the East Coast and Gulf Coast ports may cause additional supply chain disruptions in 2024. The California ports of Los Angeles and Long Beach, which together have handled a significant portion of United States merchandise imports, have experienced delays in processing imported merchandise, thereby resulting in untimely deliveries of merchandise and additional freight costs.

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

Wells Fargo currently owns and manages the private label credit cards under the Wells Fargo Alliance. The Wells Fargo Alliance provides for certain payments to be made by Wells Fargo to the Company, including the Company’s share of earnings under this alliance. The income and cash flow that the Company receives from the Wells Fargo Alliance is dependent upon a number of factors including the level of sales on Wells Fargo accounts, the level of balances carried on the Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts, Wells Fargo’s ability to extend credit to our customers as well as the cost of customer rewards programs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from the Wells Fargo Alliance or from the new agreement with Citi (discussed below) decreases, our operating results and cash flows could be adversely affected.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider, such as the Consumer Financial Protection Bureau’s recent amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees, which we expect could have a material adverse effect on the income and cash flows from our private label credit card program. Wells Fargo and Citi may be subject to regulations that may adversely impact its operation of the private label credit card. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to the cardholders or negatively impact provisions which affect our earnings associated with the private label credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact Wells Fargo’s ability to facilitate consumer credit or increase the cost of credit to the cardholders.

In January 2024, the Company announced that it entered into a new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. The Dillard’s credit card program offered by Citi will include a new co-branded Mastercard as well as a private label credit card. The new co-branded Mastercard will replace the existing co-branded card. Additionally, Citi will provide customer service functions and support certain Dillard’s marketing and loyalty program activities related to the new program. The companies expect to launch the new program in late summer 2024 for new Dillard’s credit applicants. The transfer of existing accounts to Citi is expected in the fall of 2024. The term of the agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

While future cash flows under the new program are difficult to predict, the Company expects income from the new program to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time. The income and cash flow that the Company will receive from the new program with Citi will depend on the same factors that impact the Wells Fargo Alliance as discussed above. Any material decrease could adversely affect our operating results and cash flows.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.   CYBERSECURITY.

Risk Management and Strategy. The Company has developed an information security program to assess, identify, and manage material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. An internal cyber risk assessment is conducted annually. The risk assessment is used by management to consider implementing and augmenting cybersecurity controls where feasible and appropriate with the intent of mitigating cybersecurity risk exposure. The Company employs a broad array of cybersecurity tools and controls to manage exposure to cybersecurity risks.

In addition, the Company retains third-party security firms in different capacities to provide some of these controls or monitor cybersecurity threats to our technology systems. For example, third parties are used to conduct independent assessments, such as vulnerability scans and penetration testing, and to confirm PCI DSS compliance. Additionally, third parties are also used to monitor security alert systems.

The Company engages with a number of service providers in connection with normal business operations. The Company uses a variety of processes to address cybersecurity threats related to third-party service providers, including, where appropriate, pre-acquisition diligence, and imposition of contractual data security and privacy obligations. In addition, the Company is a member of an industry cybersecurity intelligence and risk sharing organization and participates in other information sharing groups and trade organizations to stay abreast of ongoing cyber risks, cyber incidents, and newly disclosed vulnerabilities and attack vectors.

The Company utilizes multiple training methodologies to ensure associate awareness of cybersecurity risks and practices. Associates are required to undergo security awareness training when hired and annually thereafter. In addition, the Company conducts tabletop exercises and other readiness exercises to enhance incident response preparedness. Disaster recovery plans have been put in place, and are tested, to prepare for potential disruptions in technology on which we rely.

The Company has an Information Technology Governance, Risk, and Compliance function to address information technology risks, including cybersecurity risks. Additionally, a working committee of management meets periodically to review, assess, and manage material risks from cybersecurity threats.

The Company has written cybersecurity incident response plans that are reviewed, and updated if necessary, at least annually. The plans identify cross-functional incident response teams which are comprised of representatives from management, including the Chief Information Security Officer (CISO) and General Counsel. The plans provide for notification to the Executive Committee of the Board of Directors and the full Board of Directors, as appropriate, of any actual or suspected significant cybersecurity incidents and require regular updates to these parties during the investigation of such incidents.

The Company is unaware of any risks from cybersecurity threats, including those from publicly disclosed incidents with respect to other companies, that have materially affected, or are reasonably likely to materially affect the Company, including strategies, results of operations, or financial condition.

Governance. The CISO, who reports to the Chief Information Officer (CIO), is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The CISO has been with the Company for 40 years, is a certified CISSP, CRISC, and CIPM and oversees a team of experienced individuals.

In addition to the working committee meetings described above, the CISO and CIO meet regularly with the Company’s President and with other members of senior management to review the current state of the cybersecurity program and emerging threats to the Company.

Oversight of the information security program sits with the Company’s President and ultimately with the full Board of Directors. The full Board of Directors is briefed as appropriate but not less than annually on cybersecurity risks and the Company’s efforts to mitigate exposure from those risks.

Cyber threats are constantly evolving, and those threats and the means for obtaining access to information systems are becoming increasingly sophisticated. Cyber threats can come from unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions. The Company faces numerous attempts to access the information stored in its information systems. If successful, cyber incidents could expose the Company to loss or misuse of confidential information, including customer information, or disruptions of business operations. In addition, third-party service providers can experience breaches of their systems and products that impact the security of the Company’s information technology systems and proprietary or confidential information. The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate exposure to a particular cybersecurity risk, or if the control is not feasible or may have an adverse impact on operations. In addition, cybersecurity controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

ITEM 2.   PROPERTIES.

All of our stores are owned by us or leased from third parties. At February 3, 2024, we operated 273 stores in 29 states totaling approximately 46.7 million square feet of which we owned approximately 43.0 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 3, 2024:

					Partially
				Owned	Owned
				Building	and
	Number	Owned	Leased	on Leased	Partially
Location	of Stores	Stores	Stores	Land	Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	14	13	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	40	37	1	2	—
Georgia	12	9	3	—	—
Iowa	3	3	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	8	6	1	1	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	2	2	—	—	—
New Mexico	5	3	2	—	—
Nevada	5	5	—	—	—
Ohio	12	10	2	—	—
Oklahoma	7	6	1	—	—
South Carolina	7	7	—	—	—
Tennessee	10	9	1	—	—
Texas	55	49	5	—	1
Utah	5	5	—	—	—
Virginia	5	5	—	—	—
Wyoming	1	1	—	—	—
Total	273	246	19	7	1

At February 3, 2024, we operated the following additional facilities:

			Owned /
Facility	Location	Square Feet	Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000

Additional property information is contained in Notes 1, 12, 13 and 14 in the “Notes to Consolidated Financial Statements,” in Item 8 hereof.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 29, 2024, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.

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

			Held Present
Name	Age	Position & Office	Office Since	Family Relationship to CEO
William Dillard, II	79	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	74	Director; President	1998	Brother of William Dillard, II
Mike Dillard	72	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	77	Director; Executive Vice President	1998	Sister of William Dillard, II
William Dillard, III	53	Director; Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	66	Director; Senior Vice President	2015	Sister of William Dillard, II
Chris B. Johnson	52	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts	61	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
Tony Bolte (1)	65	Senior Vice President	2021	None
Dean L. Worley	58	Vice President; General Counsel	2012	None
Brant Musgrave	51	Vice President	2014	None
Mike Litchford	58	Vice President	2016	None
Tom Bolin	61	Vice President	2016	None
Annemarie Jazic	40	Vice President	2017	Niece of William Dillard, II
Alexandra Lucie	40	Vice President	2017	Niece of William Dillard, II
James D. Stockman	67	Vice President	2017	None
(1)	Mr. Bolte served as Vice President of Logistics from 2007 to 2017. In 2017, he was promoted to Vice President of Information Technology and Logistics. In 2021, he was promoted to Senior Vice President of Information Technology and Logistics.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Dividend Information for Common Stock

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Company’s Class B Common Stock.

While the Company currently expects to continue paying quarterly cash dividends during fiscal 2024, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.

Stockholders

As of March 2, 2024, there were 2,157 holders of record of the Company’s Class A Common Stock and 4 holders of record of the Company’s Class B Common Stock.

Repurchase of Common Stock

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 29, 2023 through November 25, 2023	52,042	$310.55	52,042	$393,996,507
November 26, 2023 through December 30, 2023	—	—	—	393,996,507
December 31, 2023 through February 3, 2024	—	—	—	393,996,507
Total	52,042	$310.55	52,042	$393,996,507

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”).

The May 2023 Stock Plan permits the Company to repurchase its Class A Common Stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or through privately negotiated transactions. The May 2023 Stock Plan has no expiration date.

All repurchases of the Company’s Class A Common Stock in fiscal 2023 were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of February 3, 2024, $394.0 million of authorization remained under the May 2023 Stock Plan.

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

Company Performance

The graph below compares the cumulative total returns on the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company’s Class A Common Stock and each of the indices at market close on February 1, 2019 (the last trading day prior to the start of fiscal 2019) and assumes reinvestment of dividends.

The table below the graph shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index as of the last day of each of the Company’s last five fiscal years.

Stock Performance Graph
800
700
600
500
400
300
200
100
0
Dollars
BASE YEAR
2019
2020
2021
2022
2023
Fiscal Year
Dillard's
S&P 500
DJ US Apparel Retailers

	2019	2020	2021	2022	2023
Dillard's, Inc.	$93.24	$137.03	$410.71	$652.70	$709.75
S&P 500	121.56	142.53	172.46	161.03	199.42
DJ US Apparel Retailers	112.99	120.80	132.11	145.96	167.94

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

At February 3, 2024, Dillard’s, Inc. operates 273 retail department stores spanning 29 states and an Internet store at dillards.com. The Company also operates a general contracting construction company, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2023 reporting period presented and discussed below ended February 3, 2024 and contained 53 weeks. The fiscal 2022 and 2021 reporting periods presented and discussed below ended January 28, 2023 and January 29, 2022, respectively, and each contained 52 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended January 27, 2024 to the 52 weeks ended January 28, 2023.

A discussion regarding results of operations and analysis of financial condition for the year ended January 28, 2023 as compared to the year ended January 29, 2022 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 28, 2023.

EXECUTIVE OVERVIEW

Fiscal 2023

We achieved respectable results in fiscal 2023 considering the weak consumer environment. We ended the year in a strong financial position with $956.3 million of cash and cash equivalents and short-term investments after returning $620.0 million to stockholders through dividends and share repurchases. We continued to focus on inventory control during fiscal 2023, and we ended the year with an inventory decrease of 2% compared to fiscal 2022.

Total retail sales for the 53 weeks ended February 3, 2024 and 52 weeks ended January 28, 2023 were $6.480 billion and $6.702 billion, respectively. Total retail sales decreased 5% for the 52-week period ended January 27, 2024 compared to the 52-week period ended January 28, 2023. Sales in comparable stores for the same period decreased 4%.

Consolidated gross margin for fiscal 2023 was 40.3% of sales compared to 42.0% of sales for fiscal 2022. Retail gross margin for fiscal 2023 was 41.8% of sales compared to 43.0% of sales for fiscal 2022.

Consolidated selling, general and administrative expenses (“operating expenses”) for fiscal 2023 were $1,717.4 million (25.4% of sales) compared to $1,674.3 million (24.4% of sales) for fiscal 2022. The increase in operating expenses is primarily due to increased payroll and payroll-related expenses and the additional week of operations in the 2023 fiscal year.

We reported net income for fiscal 2023 of $738.8 million, or $44.73 per share, compared to $891.6 million, or $50.81 per share, for fiscal 2022. Included in net income for fiscal 2023 is a pretax gain of $6.1 million ($4.7 million after tax or $0.28 per share) primarily related to the sale of two store properties. Also included in net income for fiscal 2023 are two tax-related benefits:

●	a federal income tax benefit of $21.1 million ($1.28 per share) due to a deduction related to that portion of the special dividend of $20.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year, and
●	a net $9.8 million ($0.59 per share) income tax benefit due to the release of valuation allowances primarily related to state net operating loss carryforwards.

Included in net income for the prior year (fiscal 2022) is a pretax gain of $21.0 million ($16.4 million after tax or $0.94 per share) primarily related to the sale of three store properties. Also included in net income for fiscal 2022 are two tax-related benefits:

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

Cash flow from operations was $883.6 million for fiscal 2023 and $948.4 million for fiscal 2022. During fiscal 2023, we returned $620.0 million of cash to stockholders in the form of dividends ($338.6 million) and share repurchases ($281.4 million). At February 3, 2024, authorization of $394.0 million remained under the share repurchase program.

At February 3, 2024, we had working capital of $1,380.5 million (including cash and cash equivalents and short-term investments totaling $956.3 million) and total debt outstanding of $521.5 million excluding operating lease liabilities.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Fiscal 2023		Fiscal 2022	Fiscal 2021
Net sales (in millions)	$6,752.1		$6,871.1	$6,493.0
Gross margin (in millions)	$2,720.9		$2,887.5	$2,745.3
Gross margin as a percentage of net sales	40.3%		42.0%	42.3%
Retail gross margin as a percentage of retail net sales	41.8%		43.0%	42.9%
Selling, general and administrative expenses as a percentage of net sales	25.4%		24.4%	23.7%
Cash flow provided by operations (in millions)	$883.6		$948.4	$1,280.0
Total retail store count at end of period	273		277	280
Retail sales per square foot	$143		$146	$138
Retail stores sales trend	(5)%	**	5%	53%
Comparable retail store sales trend	(4)%	**	5%	*
Retail store inventory trend	(2)%		4%	(1)%
Retail merchandise inventory turnover	2.8		2.9	2.9
*

The Company reported no comparable store sales data for the fiscal year due to the temporary COVID-19-related closures of its brick-and-mortar stores during the first and second quarters of fiscal 2020 as well as the interdependence between in-store and online sales.

**	Based upon the 52 weeks ended January 27, 2024 and the 52 weeks ended January 28, 2023.

Trends and Uncertainties

Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

●	Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.
●	Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the gross margin on our consolidated statement of operations will correspondingly decrease, thus reducing our net income and cash flow.

●	Success of brand—The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.
●	Sourcing—Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our merchandise and the speed at which we can respond to customer trends and preferences all have a significant impact on our merchandise mix and, thus, our ability to sell merchandise at profitable prices.
●	Store growth—Our ability to open new stores is dependent upon a number of factors, such as the identification of suitable markets and locations and the availability of shopping developments, especially in a weak economic environment. Store growth can be further hindered by mall attrition and subsequent closure of underperforming properties.

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): inflation and interest rate increases, fluctuating gas prices, uncertainty around shipping costs and shipping capacity and increased U.S. wages in a tight labor market. The extent to which our business will be affected by these factors depends on our customer’s continuing ability and willingness to accept price increases. Accordingly, the related financial impact to fiscal 2024 from these factors cannot be reasonably estimated at this time.

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

The Company was affected by inflation during fiscal 2023 and 2022. Our business will likely be affected by inflation in fiscal 2024, the extent of which depends on our customers’ continuing ability and willingness to accept price increases.

2024 Guidance

A summary of management’s estimates of certain financial measures for fiscal 2024 is shown below:

	Fiscal 2024	Fiscal 2023
(in millions of dollars)	Estimated	Actual
Depreciation and amortization	$185	$180
Rentals	22	22
Interest and debt (income) expense, net	(8)	(5)
Capital expenditures	125	133

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

Merchandise inventory. All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 96% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 3, 2024 and January 28, 2023, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2023, 2022 or 2021. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $8 million for fiscal 2023.

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

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $21.9 million and $23.1 million and return assets of $12.8 million and $13.3 million as of February 3, 2024 and January 28, 2023, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal 2023, 2022 and 2021.

The Company’s share of income under the Wells Fargo Alliance involving the Dillard’s branded private label credit cards is included as a component of service charges and other income. The Company recognized income of $67.2 million, $67.8 million and $74.8 million from the alliance in fiscal 2023, 2022 and 2021, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to claims for self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $2 million per claim). The Company’s retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 3, 2024 and January 28, 2023, insurance accruals of $41.0 million and $42.5 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. A 10% change in our self-insurance reserve would have affected net income by approximately $3 million for fiscal 2023.

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

The total amount of unrecognized tax benefits as of February 3, 2024 was $8.1 million, of which, $6.0 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 28, 2023 was $7.0 million, of which $5.3 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.

The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2015, 2016 and 2019 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Pension obligations.  The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate increased to 5.1% as of February 3, 2024 from 4.8% as of January 28, 2023. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $316.5 million is appropriately stated as of February 3, 2024; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A further 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $16 million. The Company expects to make a contribution to the pension plan of approximately $7.1 million in fiscal 2024. The Company expects pension expense to be approximately $31.0 million in fiscal 2024.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated (percentages may not foot due to rounding):

	For the years ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,752,053	100.0%	$6,871,081	100.0%	$6,492,993	100.0%
Service charges and other income	122,367	1.8	125,134	1.8	131,274	2.0

	6,874,420	101.8	6,996,215	101.8	6,624,267	102.0

Cost of sales	4,031,108	59.7	3,983,598	58.0	3,747,665	57.7
Selling, general and administrative expenses	1,717,415	25.4	1,674,317	24.4	1,536,554	23.7
Depreciation and amortization	179,573	2.7	188,440	2.7	199,321	3.1
Rentals	21,569	0.3	23,169	0.3	22,594	0.3
Interest and debt (income) expense, net	(4,600)	(0.1)	30,527	0.4	43,092	0.7
Other expense	18,791	0.3	7,744	0.1	11,366	0.2
Gain on disposal of assets	(6,053)	(0.1)	(21,047)	(0.3)	(24,688)	(0.4)

Income before income taxes	916,617	13.6	1,109,467	16.1	1,088,363	16.8
Income taxes	177,770	2.6	217,830	3.2	225,890	3.5

Net income	$738,847	10.9%	$891,637	13.0%	$862,473	13.3%

Sales

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales:
Retail operations segment	$6,479,580	$6,701,972	$6,374,753
Construction segment	272,473	169,109	118,240
Total net sales	$6,752,053	$6,871,081	$6,492,993

The percent change by segment and product category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2023 - 2022	Fiscal 2023 - 2022*	Fiscal 2022 - 2021
Retail operations segment
Cosmetics	4.3%	3.0%	7.5%
Ladies’ apparel	(4.1)	(5.6)	5.7
Ladies’ accessories and lingerie	(6.4)	(7.7)	(0.8)
Juniors’ and children’s apparel	(7.3)	(8.7)	3.0
Men’s apparel and accessories	(4.4)	(5.8)	9.7
Shoes	(3.4)	(4.6)	5.0
Home and furniture	(1.0)	(2.4)	(0.8)
Construction segment	61.1	61.1	43.0
*	Based upon the 52 weeks ended January 27, 2024 and 52 weeks ended January 28, 2023.

2023 Compared to 2022

Net sales from the retail operations segment decreased $222.4 million during the 53-week period ended February 3, 2024 compared to the 52-week period ended January 28, 2023, decreasing 3% in total store sales. Sales in comparable stores decreased 4% for the 52-week period ended January 27, 2024 compared to the 52-week period ended January 28, 2023. During the same 52-week periods, sales of juniors’ and children’s apparel, ladies’ accessories and lingerie, men’s apparel and accessories, ladies’ apparel and shoes decreased significantly, while sales of home and furniture decreased moderately. Sales of cosmetics increased moderately.

The number of sales transactions during the 53-week period ended February 3, 2024 decreased 6% over the 52-week period ended January 28, 2023, while the average dollars per sales transaction increased 3%.

Net sales from the construction segment increased $103.4 million or 61% during fiscal 2023 compared to fiscal 2022 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $163.7 million, decreasing approximately 13% from January 28, 2023.

Exclusive Brand Merchandise

Sales penetration of exclusive brand merchandise for fiscal 2023, 2022 and 2021 was 23.5%, 23.8% and 22.7% of total net sales, respectively.

Service Charges and Other Income

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$67,227	$67,768	$74,780
Shipping and handling income	40,134	42,505	41,850
Other	14,719	14,553	13,923
	122,080	124,826	130,553
Construction segment	287	308	721
Total service charges and other income	$122,367	$125,134	$131,274

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. In January 2024, the Company announced that it entered into a new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. While future cash flows under this new program are difficult to predict, the Company expects income from the new program to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time.

Gross Margin

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Gross margin:
Retail operations segment	$2,709,071	$2,878,910	$2,736,762
Construction segment	11,874	8,573	8,566
Total gross margin	$2,720,945	$2,887,483	$2,745,328
Gross margin as a percentage of segment net sales:
Retail operations segment	41.8%	43.0%	42.9%
Construction segment	4.4	5.1	7.2
Total gross margin as a percentage of net sales	40.3	42.0	42.3

2023 Compared to 2022

Gross margin as a percentage of net sales decreased 170 basis points of sales during fiscal 2023 compared to fiscal 2022. Gross margin from retail operations decreased 120 basis points of segment net sales during the same periods. During fiscal 2023, gross margin decreased moderately in men’s apparel and accessories and juniors’ and children’s apparel, while decreasing slightly in shoes. Gross margin was essentially flat in ladies’ apparel, ladies’ accessories and lingerie and cosmetics. Gross margin increased moderately in home and furniture. Retail store inventory decreased 2% at February 3, 2024 compared to January 28, 2023.

Inflation and rising interest costs, and the related impact on consumer sentiment, continue to be a concern for management. The extent to which our business will be affected by inflation and rising interest costs depends on our customers’ continuing ability and willingness to accept price increases.

Gross margin from the construction segment decreased 70 basis points of segment net sales during fiscal 2023 compared to fiscal 2022.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
SG&A:
Retail operations segment	$1,707,793	$1,666,492	$1,529,787
Construction segment	9,622	7,825	6,767
Total SG&A	$1,717,415	$1,674,317	$1,536,554
SG&A as a percentage of segment net sales:
Retail operations segment	26.4%	24.9%	24.0%
Construction segment	3.5	4.6	5.7
Total SG&A as a percentage of net sales	25.4	24.4	23.7

2023 Compared to 2022

SG&A increased $43.1 million and 100 basis points of sales during the 53 weeks ended February 3, 2024 compared to the 52 weeks ended January 28, 2023. The increase in operating expenses is primarily due to increased payroll and payroll-related expenses and the additional week of operations in the 2023 fiscal year.

Payroll and payroll-related expenses for fiscal 2023 were $1,217.3 million compared to $1,172.7 million for fiscal 2022, an increase of 3.8%. The Company remains focused on hiring, developing and retaining talented associates within the existing tight labor market.

Depreciation and Amortization

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Depreciation and amortization:
Retail operations segment	$179,315	$188,227	$199,061
Construction segment	258	213	260
Total depreciation and amortization	$179,573	$188,440	$199,321

2023 Compared to 2022

Depreciation and amortization expense decreased $8.9 million during fiscal 2023 compared to fiscal 2022, primarily due to the timing and composition of capital expenditures.

Interest and Debt (Income) Expense, Net

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Interest and debt (income) expense, net:
Retail operations segment	$(3,927)	$30,614	$43,131
Construction segment	(673)	(87)	(39)
Total interest and debt (income) expense, net	$(4,600)	$30,527	$43,092

2023 Compared to 2022

Net interest and debt (income) expense improved $35.1 million in fiscal 2023 compared to fiscal 2022 primarily due to an increase in interest income. Total weighted average debt outstanding during fiscal 2023 decreased $41.4 million compared to fiscal 2022 primarily due to a note maturity at the end of fiscal 2022.

Other Expense

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Other expense:
Retail operations segment	$18,791	$7,744	$11,366
Construction segment	—	—	—
Total other expense	$18,791	$7,744	$11,366

2023 Compared to 2022

Other expense increased $11.0 million in fiscal 2023 compared to fiscal 2022 primarily due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s pension plan.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Gain on disposal of assets:
Retail operations segment	$(6,030)	$(21,046)	$(24,682)
Construction segment	(23)	(1)	(6)
Total gain on disposal of assets	$(6,053)	$(21,047)	$(24,688)

Fiscal 2023

During fiscal 2023, the Company received proceeds of $6.3 million primarily from the sale of two store properties, resulting in a gain of $6.1 million that was recorded in gain on disposal of assets.

Fiscal 2022

During fiscal 2022, the Company received proceeds of $25.1 million primarily from the sale of three store properties, resulting in a gain of $21.0 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was 19.4% in fiscal 2023, 19.6% in fiscal 2022 and 20.8% in fiscal 2021. The Company expects the fiscal 2024 federal and state effective income tax rate to approximate 23%.

Fiscal 2023

During fiscal 2023, income taxes included federal and state tax benefits of $27.2 million due to the deduction related to that portion of the Company’s dividends that were paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan, including the special dividend of $20.00 per share paid on January 8, 2024. Income taxes also included a net $9.8 million income tax benefit due to the release of valuation allowances primarily related to increases in the expected future utilization of state net operating loss carryforwards.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. The Act includes, among other provisions, a new 15% corporate alternative minimum tax (“CAMT”), effective January 1, 2023, which has no impact on the Company’s consolidated financial results for the year ended February 3, 2024.

Fiscal 2022

During fiscal 2022, income taxes included federal and state tax benefits of $19.3 million due to the deduction related to that portion of the Company’s dividends that were paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan, including the special dividend of $15.00 per share paid on January 9, 2023. Income taxes also included a net $13.7 million income tax benefit due to the release of valuation allowances primarily related to increases in the expected future utilization of state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current non-operating priorities for its use of cash are strategic investments to enhance the value of existing properties, stock repurchases and dividend payments to stockholders.

Cash flows for the Company’s most recent three fiscal years were as follows:

				Percent Change
(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023 - 2022	2022 - 2021
Operating activities	$883,590	$948,391	$1,280,020	(6.8)%	(25.9)%
Investing activities	(115,594)	(235,853)	(69,788)	(51.0)	(238.0)
Financing activities	(620,040)	(768,966)	(853,812)	19.4	9.9
Total cash provided (used)	$147,956	$(56,428)	$356,420

Operating Activities

The primary source of the Company’s liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company’s business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.3%, 95.8% and 96.2% of total revenues in fiscal 2023, 2022 and 2021, respectively.

Net cash flows from operations decreased $64.8 million during fiscal 2023 compared to fiscal 2022 primarily due to reduced sales and lower margins.

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

The Company recognized income of $67.2 million, $67.8 million and $74.8 million from the Wells Fargo Alliance during fiscal 2023, 2022 and 2021, respectively.

In January 2024, the Company announced that it entered into a new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. The Dillard’s credit card program offered by Citi will include a new co-branded Mastercard as well as a private label credit card. The new co-branded Mastercard will replace the existing co-branded card. Additionally, Citi will provide customer service functions and support certain Dillard’s marketing and loyalty program activities related to the new program. The companies expect to launch the new program in late summer 2024 for new Dillard’s credit applicants. The transfer of existing accounts to Citi is expected in the fall of 2024. The term of the agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

 While future cash flows under the new program are difficult to predict, the Company expects income from the new program to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time. The income and cash flow that the Company will receive from the new program with Citi will depend on the same factors that impact the Wells Fargo Alliance as discussed above. Any material decrease could adversely affect our operating results and cash flows.

At February 3, 2024, the Company had purchase obligations of $1,227.1 million outstanding for merchandise and store construction commitments, all of which are expected to be paid during fiscal 2024.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and maturities of short-term investments. Cash outflows from investing activities generally include payments for capital expenditures such as property and equipment and purchases of short-term investments.

Cash used in investing activities decreased $120.3 million during fiscal 2023 compared to fiscal 2022 primarily due to the increase in proceeds from the maturities of certain short-term investments.

Capital expenditures increased $12.8 million for fiscal 2023 compared to fiscal 2022. During fiscal 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska. In March 2024, the Company opened a new 140,000 square foot location at The Empire Mall in Sioux Falls, South Dakota, which marked the Company’s 30th state of operation. During fiscal 2022, the Company opened: (1) a new store at University Place in Orem, Utah (160,000 square feet), which replaced a store at Provo Towne Centre (200,000 square feet) in the same market and (2) a newly remodeled owned facility at Westgate Mall in Amarillo, Texas, which replaced a leased building at that same location where the Company operates a dual-anchor format.

During fiscal 2023, the Company received cash proceeds of $6.3 million and recorded a related gain of $6.1 million, primarily from the sale of two store properties: (1) an 85,000 square foot location at Sunland Park Mall in El Paso, Texas and (2) a 240,000 square foot location at MacArthur Center in Norfolk, Virginia.

During fiscal 2023, the Company also closed (1) an owned location at Santa Rosa Mall in Mary Esther, Florida (115,000 square feet), (2) a leased location at Conestoga Mall in Grand Island, Nebraska (80,000 square feet) and (3) an owned clearance center at Metrocenter Mall in Phoenix, Arizona (90,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

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

During fiscal 2023, the Company received proceeds from life insurance of $4.5 million related to two policies. During fiscal 2022, the Company received proceeds from life insurance of $4.4 million related to one policy.

During fiscal 2023 and 2022, the Company purchased certain treasury bills for $295.4 million and $245.7 million, respectively, that are classified as short-term investments. During fiscal 2023 and 2022, the Company received proceeds of $301.9 million and $100.0 million, respectively, related to maturities of its short-term investments.

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

Cash used in financing activities decreased to $620.0 million in fiscal 2023 from $769.0 million in fiscal 2022, primarily due to decreases in treasury stock purchases during 2023.

Stock Repurchase.   In March 2018, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“March 2018 Stock Plan”). In May 2021, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“May 2021 Stock Plan”). In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”). In May 2023, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). As of February 3, 2024, the Company had completed the authorized purchases under the March 2018 Stock Plan, the May 2021 Stock Plan, the February 2022 Stock Plan and $394.0 million of authorization remained under the May 2023 Stock Plan.

During fiscal 2023, the Company repurchased 0.9 million shares of Class A Common Stock for $281.4 million at an average price of $306.66 per share. During fiscal 2022, the Company repurchased 1.7 million shares of Class A Common Stock for $436.6 million at an average price of $255.49 per share, and the Company paid $16.2 million for share repurchases that had not yet settled but were accrued at January 29, 2022. The ultimate disposition of the repurchased stock has not been determined.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 are subject to a 1% excise tax. At February 3, 2024, the Company had accrued $2.8 million of excise tax related to its share repurchase program.

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

Effective July 1, 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. The rate of interest on borrowings is Adjusted Daily Simple SOFR, as defined in the 2023 amendment, plus 1.75% if average quarterly availability is less than 50% of the total commitment, as defined in the 2023 amendment ("total commitment"), and the rate of interest on borrowings is Adjusted Daily Simple SOFR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2023 amendment, matures on April 28, 2026.

No borrowings were outstanding at February 3, 2024. Letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $734.7 million at February 3, 2024. The Company had no borrowings during fiscal 2023, 2022 and 2021.

Long-term Debt.   At February 3, 2024, the Company had $321.5 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.000% to 7.750% with due dates from fiscal 2026 through fiscal 2028.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2024	$—
2025	—
2026	96.0
2027	80.0
2028	145.8

During fiscal 2022, the Company decreased its net level of outstanding debt by $44.8 million related to the maturity of 7.875% Notes.

During fiscal 2024, the Company expects to accrue interest expense of $23.8 million on its long-term debt.

Subordinated Debentures.   As of February 3, 2024, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

During fiscal 2024, the Company expects to accrue interest expense of $15.0 million on its subordinated debentures.

Dividends. During fiscal 2023 and 2022, in addition to our typical quarterly dividends, the Board of Directors declared a special dividend of $20.00 per share and $15.00 per share, respectively, that was paid on the Class A Common Stock and Class B Common Stock of the Company.

Fiscal 2024 Outlook

The Company expects to finance its operations during fiscal 2024 from cash on hand, cash flows generated from operations and, if necessary, utilization of our revolving credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.

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

During fiscal 2023, the Company amended its revolving credit agreement and its credit card program agreement to replace LIBOR with Secured Overnight Financing Rates (SOFR). For additional information, see Note 3 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

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

COMMERCIAL COMMITMENTS

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars)	Total Amounts				After
Other Commercial Commitments	Committed	Within 1 year	2 - 3 years	4 - 5 years	5 years
$800 million line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	19,333	19,033	300	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$19,333	$19,033	$300	$—	$—
(1)	At February 3, 2024, letters of credit totaling $19.3 million were issued under the credit agreement.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including those statements included under the headings “2024 Guidance” and “Fiscal 2024 Outlook” included in this Management’s Discussion and Analysis and other statements regarding management’s expectations and forecasts for the remainder of fiscal 2024 and beyond, statements regarding the launch of our new credit program and transfer of existing accounts to Citi, statements concerning the opening of new stores or the closing of existing stores, statements regarding our competitive position, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation and rising interest rates in fiscal 2024 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, rising interest rates, a potential U.S. Federal government shutdown, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and government regulations, affecting such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; other epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC, particularly those set forth under the caption “Item 1A, Risk Factors” in this Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below provides information about the Company’s obligations that are sensitive to changes in interest rates. The table presents maturities of the Company’s long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

	Expected Maturity Date
	(fiscal year)
(in thousands of dollars)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Long-term debt	$—	$—	$96,000	$80,000	$145,825	$—	$321,825	$339,394
Average fixed interest rate	—%	—%	7.8%	7.8%	7.0%	—%	7.4%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$205,440
Average interest rate	—	—	—	—	—	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $800 million revolving credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. The rate of interest on borrowings under the credit agreement is Adjusted Daily Simple SOFR, as defined in the 2023 amendment, plus 1.75% if average quarterly availability is less than 50% of the total commitment and the rate of interest on borrowings is Adjusted Daily Simple SOFR plus 1.50% if average quarterly availability is greater than or equal to 50% of the total commitment. The commitment fee for unused borrowings is 0.30% per annum if average borrowings are less than 35% of the total commitment and 0.25% if average borrowings are greater than or equal to 35% of the total commitment. The Company had no weighted average borrowings under this facility during fiscal 2023.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2024.

Our independent registered public accounting firm, KPMG LLP (“KPMG”), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of February 3, 2024. Please refer to KPMG’s “Report of Independent Registered Public Accounting Firm” on page F-2 of this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three months ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

(b) During the three months ended February 3, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ITEM 11.   EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from the information under the headings “2023 Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise prices of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders*	—	$—	8,212,875
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	8,212,875
*	Included in this category are the following equity compensation plans, which have been approved by the Company’s stockholders:

Number of securities
available for future
Equity compensation plan	issuance
1990 Incentive and Nonqualified Stock Option Plan	5,125,417
1998 Incentive and Nonqualified Stock Option Plan	1,760,905
2000 Incentive and Nonqualified Stock Option Plan	382,705
Dillard's, Inc. Stock Bonus Plan	683,951
Dillard's, Inc. Stock Purchase Plan	139,211
Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan	120,686
8,212,875

There are no non-stockholder approved plans. Balances presented in the table above are as of February 3, 2024.

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

(a)(3)    Exhibits and Management Compensatory Plans

The “Exhibit Index” beginning on page 42 hereof identifies exhibits incorporated herein by reference or filed with this report.

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

4(b)	Description of Securities.

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard’s, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard’s, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard’s, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended April 29, 2017, File No. 1-6140).

*+10(h)	Amended and Restated Dillard's Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

*10(i)

Credit Card Program Agreement by and among Dillard’s, Inc., Wells Fargo Bank, N.A. and for the limited purposes stated therein, Dillard Investment Co., Inc. (Exhibit 10 to Form 10-Q for the quarter ended May 3, 2014, File No. 1-6140).

*10(j)	Amendment to the Credit Card Program Agreement by and between Dillard’s, Inc. and Wells Fargo Bank, N.A. (Exhibit 10.1 to Form 10-Q for the quarter ended July 29, 2023, File No. 1-6140).

#10(k)	Credit Card Program Agreement by and between Dillard’s, Inc., Citibank, N.A., and for the limited purposes stated therein, Dillard Investment Co. Inc.

*10(l)

Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K filed on May 15, 2015, File No. 1-6140).

*10(m)

Amendment No. 1 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of August 11, 2017, File No. 1-6140).

Number	Description
*10(n)

Amendment No. 2 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 4, 2020, File No. 1-6140).

*10(o)

Amendment No. 3 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of May 3, 2021, File No. 1-6140).

*10(p)

Amendment No. 4 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 10-Q for the quarter ended July 29, 2023, File No. 1-6140).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(c)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97	Dillard’s, Inc. Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Incorporated by reference as indicated.
+	A management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted because such portions are both not material and is the type the registrant customarily and actually treats as private or confidential.

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

Date: March 29, 2024

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
/s/ Nick White
Nick White Director

Date: March 29, 2024

INDEX OF FINANCIAL STATEMENTS

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended February 3, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Dillard's, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dillard's, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pension Plan projected benefit obligation

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company had an unfunded, non-qualified defined benefit plan (Pension Plan) with a projected benefit obligation of $316.5 million as of February 3, 2024. The Pension Plan’s costs are accounted for using actuarial valuations. The discount rate that the Company utilizes for determining the projected benefit obligation is based on the FTSE Above Median Pension yield curve as of the end of each fiscal year.

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

Dallas, Texas

March 29, 2024

Consolidated Balance Sheets

Dollars in Thousands

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$808,287	$650,336
Restricted cash	—	9,995
Accounts receivable	60,547	56,952
Short-term investments	148,036	148,902
Merchandise inventories	1,093,999	1,120,208
Other current assets	97,341	85,453
Total current assets	2,208,210	2,071,846
Property and equipment:
Land and land improvements	47,183	47,619
Buildings and leasehold improvements	3,063,322	3,065,504
Furniture, fixtures and equipment	547,150	563,265
Buildings under construction	54,816	26,699
Less accumulated depreciation and amortization	(2,638,167)	(2,584,708)
	1,074,304	1,118,379
Operating lease assets	42,681	33,821
Deferred income taxes	63,951	42,278
Other assets	59,760	62,826
Total assets	$3,448,906	$3,329,150
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$782,545	$828,484
Current portion of operating lease liabilities	11,252	9,702
Federal and state income taxes	33,959	20,775
Total current liabilities	827,756	858,961
Long-term debt	321,461	321,354
Operating lease liabilities	31,728	24,164
Other liabilities	370,893	326,033
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A— 120,066,708 and 120,053.954 shares issued; 12,243,845 and 13,148.743 shares outstanding	1,200	1,200
Common stock, Class B (convertible)— 3,986,233 and 3,986,233 shares issued and outstanding	40	40
Additional paid-in capital	967,348	962,839
Accumulated other comprehensive loss	(87,208)	(65,722)
Retained earnings	6,048,288	5,648,700
Less treasury stock, at cost, Class A— 107,822.863 and 106,905,211 shares	(5,232,600)	(4,948,419)
Total stockholders’ equity	1,697,068	1,598,638
Total liabilities and stockholders’ equity	$3,448,906	$3,329,150

See notes to consolidated financial statements.

Consolidated Statements of Income

Dollars in Thousands, Except Per Share Data

	Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$6,752,053	$6,871,081	$6,492,993
Service charges and other income	122,367	125,134	131,274
	6,874,420	6,996,215	6,624,267
Cost of sales	4,031,108	3,983,598	3,747,665
Selling, general and administrative expenses	1,717,415	1,674,317	1,536,554
Depreciation and amortization	179,573	188,440	199,321
Rentals	21,569	23,169	22,594
Interest and debt (income) expense, net	(4,600)	30,527	43,092
Other expense	18,791	7,744	11,366
Gain on disposal of assets	(6,053)	(21,047)	(24,688)
Income before income taxes	916,617	1,109,467	1,088,363
Income taxes	177,770	217,830	225,890
Net income	$738,847	$891,637	$862,473
Earnings per share:
Basic	$44.73	$50.81	$41.88
Diluted	44.73	50.81	41.88

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Dollars in Thousands

	Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net income	$738,847	$891,637	$862,473
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $(5,003), $1,560 and $3,867, respectively)	(21,486)	(42,924)	12,137
Comprehensive income	$717,361	$848,713	$874,610

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Dollars in Thousands, Except Share and Per Share Data

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Class A	Class B	Capital	Loss	Earnings	Stock	Total
Balance, January 30, 2021	$1,200	$40	$954,131	$(34,935)	$4,471,269	$(3,950,697)	$1,441,008
Net income	—	—	—	—	862,473	—	862,473
Other comprehensive income	—	—	—	12,137	—	—	12,137
Issuance of 14,806 shares under equity plans	—	—	2,522	—	—	—	2,522
Purchase of 3,205,213 shares of treasury stock	—	—	—	—	—	(561,102)	(561,102)
Cash dividends declared:
Common stock, $15.70 per share	—	—	—	—	(305,820)	—	(305,820)
Balance, January 29, 2022	1,200	40	956,653	(22,798)	5,027,922	(4,511,799)	1,451,218
Net income	—	—	—	—	891,637	—	891,637
Other comprehensive loss	—	—	—	(42,924)	—	—	(42,924)
Issuance of 19,062 shares under equity plans	—	—	6,186	—	—	—	6,186
Purchase of 1,708,918 shares of treasury stock	—	—	—	—	—	(436,620)	(436,620)
Cash dividends declared:
Common stock, $15.80 per share	—	—	—	—	(270,859)	—	(270,859)
Balance, January 28, 2023	1,200	40	962,839	(65,722)	5,648,700	(4,948,419)	1,598,638
Net income	—	—	—	—	738,847	—	738,847
Other comprehensive loss	—	—	—	(21,486)	—	—	(21,486)
Issuance of 12,754 shares under equity plans	—	—	4,509	—	—	—	4,509
Purchase of 917,652 shares of treasury stock (including excise tax)	—	—	—	—	—	(284,181)	(284,181)
Cash dividends declared:
Common stock, $20.90 per share	—	—	—	—	(339,259)	—	(339,259)
Balance, February 3, 2024	$1,200	$40	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating activities:
Net income	$738,847	$891,637	$862,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	181,182	190,030	201,435
Deferred income taxes	(17,724)	(15,299)	(7,448)
Gain on disposal of assets	(6,053)	(21,047)	(24,688)
Proceeds from insurance	—	—	2,902
Gain from insurance proceeds	—	(160)	—
Loss on early extinguishment of debt	—	—	2,830
Accrued interest on short-term investments	(5,679)	(3,206)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,595)	(17,175)	(3,084)
Decrease (increase) in merchandise inventories	26,209	(40,030)	7,585
Increase in other current assets	(7,819)	(5,359)	(23,769)
Increase in other assets	(4,678)	(1,161)	(3,832)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(22,492)	(28,582)	122,607
Increase (decrease) in income taxes payable	5,392	(1,257)	143,009
Net cash provided by operating activities	883,590	948,391	1,280,020
Investing activities:
Purchase of property and equipment and capitalized software	(132,944)	(120,105)	(104,360)
Proceeds from disposal of assets	6,328	25,062	29,296
Proceeds from insurance	4,477	4,886	3,801
Purchase of short-term investments	(295,354)	(245,696)	—
Proceeds from maturities of short-term investments	301,899	100,000	—
Distribution from joint venture	—	—	1,475
Net cash used in investing activities	(115,594)	(235,853)	(69,788)
Financing activities:
Principal payments on long-term debt and finance lease liabilities	—	(44,800)	(695)
Cash dividends paid	(338,629)	(271,313)	(305,240)
Purchase of treasury stock	(281,411)	(452,853)	(544,868)
Issuance cost of line of credit	—	—	(3,009)
Net cash used in financing activities	(620,040)	(768,966)	(853,812)
Increase (decrease) in cash and cash equivalents and restricted cash	147,956	(56,428)	356,420
Cash and cash equivalents and restricted cash, beginning of period	660,331	716,759	360,339
Cash and cash equivalents and restricted cash, end of period	$808,287	$660,331	$716,759
Non-cash transactions:
Accrued capital expenditures	$6,219	$5,155	$5,901
Stock awards	4,509	6,186	2,522
Accrued purchases of treasury stock and excise taxes	2,770	—	16,234
Lease assets obtained in exchange for new operating lease liabilities	20,477	3,660	9,627

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (“Dillard’s” or the “Company”) operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2023 ended on February 3, 2024 and included 53 weeks. Fiscal years 2022 and 2021 ended on January 28, 2023 and January 29, 2022, respectively, and each included 52 weeks.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	February 3,	January 28,
(in thousands of dollars)	2024	2023
Cash and cash equivalents	$808,287	$650,336
Restricted cash	—	9,995
Total cash and cash equivalents and restricted cash	$808,287	$660,331

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

Short-term Investments—Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company’s short-term investments are classified as held-to-maturity for the periods presented as it has the positive intent and ability to hold these investments to maturity. The Company’s held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 96% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 3, 2024 and January 28, 2023, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2023, 2022 or 2021.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company’s stores and warehouses are generally performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2023, 2022, and 2021 was $2.2 million, $1.9 million and $1.1 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

Included in property and equipment as of February 3, 2024 and January 28, 2023 are assets held for sale in the amount of $7.6 million. During fiscal 2023, the Company received cash proceeds of $6.3 million and realized a gain of $6.1 million primarily related to the sale of two store properties. During fiscal 2022, the Company received cash proceeds of $25.1 million and realized a gain of $21.0 million primarily related to the sale of three store properties. During fiscal 2021, the Company received cash proceeds of $29.3 million and realized a gain of $24.7 million primarily related to the sale of three store properties.

Depreciation and amortization on property and equipment was approximately $180 million, $188 million and $199 million for fiscal 2023, 2022 and 2021, respectively.

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

During fiscal 2023, 2022 and 2021, no asset impairment and store closing charges were recorded.

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

Insurance Accruals—The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company’s self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company’s historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 3, 2024 and January 28, 2023, insurance accruals of $41.0 million and $42.5 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.

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

Wells Fargo Bank, N.A. (“Wells Fargo”) owns and manages Dillard’s private label cards under a 10-year agreement (“Wells Fargo Alliance”) which expires in fiscal 2024. Pursuant to the Wells Fargo Alliance, we receive on-going cash compensation from Wells Fargo based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Wells Fargo accounts, the level of balances carried on Wells Fargo accounts by Wells Fargo customers, payment rates on Wells Fargo accounts, finance charge rates and other fees on Wells Fargo accounts, the level of credit losses for the Wells Fargo accounts as well as Wells Fargo’s ability to extend credit to our customers. The Company’s share of income under the Wells Fargo Alliance is included as a component of service charges and other income. The Company recognized income of $67.2 million, $67.8 million and $74.8 million from the Wells Fargo Alliance in fiscal 2023, 2022 and 2021, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.

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

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 3, 2024 and January 28, 2023, gift card liabilities of $67.3 million and $69.4 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $38.1 million, $38.6 million and $32.0 million, net of cooperative advertising reimbursements of $4.4 million, $5.6 million and $7.8 million for fiscal 2023, 2022 and 2021, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

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

Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2023.

Recently Adopted Accounting Pronouncements

Disclosure of Supplier Finance Program Obligations

In September 2022, the Financial Accounting Standards Board (“FASB”) issued accounting standards update ("ASU") No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments in the update should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. This ASU was adopted for the fiscal period beginning January 29, 2023 and did not have a material impact on the Company’s condensed consolidated financial statements.

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

The amount of obligations confirmed under the program that remain unpaid by the Company were $1.6 million and $1.8 million as of February 3, 2024 and January 28, 2023, respectively. These obligations are presented within trade accounts payable and accrued expenses in our consolidated balance sheets.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements and, except as noted below, believes there is no accounting guidance issued but not yet effective that would be relevant to the Company’s consolidated financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss, the amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this ASU will have on its income tax disclosures.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Retail operations segment:
Cosmetics	16%	15%	14%
Ladies’ apparel	20	21	21
Ladies’ accessories and lingerie	14	14	15
Juniors’ and children’s apparel	9	9	10
Men’s apparel and accessories	19	20	19
Shoes	14	15	15
Home and furniture	4	4	4
	96	98	98
Construction segment	4	2	2
Total	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations.

	Fiscal 2023
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,479,580	$272,473	$6,752,053
Gross margin	2,709,071	11,874	2,720,945
Depreciation and amortization	179,315	258	179,573
Interest and debt expense (income), net	(3,927)	(673)	(4,600)
Income before income taxes	913,856	2,761	916,617
Total assets	3,377,632	71,274	3,448,906

	Fiscal 2022
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,701,972	$169,109	$6,871,081
Gross margin	2,878,910	8,573	2,887,483
Depreciation and amortization	188,227	213	188,440
Interest and debt expense (income), net	30,614	(87)	30,527
Income before income taxes	1,108,675	792	1,109,467
Total assets	3,274,072	55,078	3,329,150

	Fiscal 2021
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from external customers	$6,374,753	$118,240	$6,492,993
Gross margin	2,736,762	8,566	2,745,328
Depreciation and amortization	199,061	260	199,321
Interest and debt expense (income), net	43,131	(39)	43,092
Income before income taxes	1,086,122	2,241	1,088,363
Total assets	3,199,847	45,710	3,245,557

Intersegment construction revenues of $48.3 million, $44.9 million and $38.2 million were eliminated during consolidation and have been excluded from net sales for fiscal 2023, 2022 and 2021, respectively.

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

Retail
	February 3,	January 28,	January 29,
(in thousands of dollars)	2024	2023	2022
Contract liabilities	$85,227	$83,909	$80,421

During fiscal 2023 and 2022, the Company recorded $55.0 million and $53.2 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $83.9 million and $80.4 million, at January 28, 2023 and January 29, 2022, respectively.

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

Construction
	February 3,	January 28,	January 29,
(in thousands of dollars)	2024	2023	2022
Accounts receivable	$47,240	$44,286	$25,912
Costs and estimated earnings in excess of billings on uncompleted contracts	1,695	798	2,847
Billings in excess of costs and estimated earnings on uncompleted contracts	6,307	10,909	6,298

During fiscal 2023 and 2022, the Company recorded $10.3 million and $5.8 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $10.9 million and $6.3 million at January 28, 2023 and January 29, 2022, respectively.

The remaining performance obligations related to executed construction contracts totaled $163.7 million and $189.1 million at February 3, 2024 and January 28, 2023, respectively.

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

No borrowings were outstanding at February 3, 2024. Letters of credit totaling $19.3 million were issued under the credit agreement leaving unutilized availability under the facility of $734.7 million at February 3, 2024. The Company had no borrowings during fiscal 2023, 2022 and 2021.

4.  Long-Term Debt

Long-term debt, including any current portion, of $321.5 million and $321.4 million was outstanding at February 3, 2024 and January 28, 2023, respectively. The debt outstanding at February 3, 2024 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.750% and maturing during fiscal 2026 through fiscal 2028. There are no financial covenants under any of the debt agreements.

Long-term debt maturities over the next five years are (in millions):

Long-Term Debt
Fiscal Year	Maturities
2024	$—
2025	—
2026	96.0
2027	80.0
2028	145.8

Net interest and debt (income) expense consists of the following:

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Interest on long-term debt and subordinated debentures	$37,308	$40,123	$41,177
Revolving credit facility expenses	2,564	2,518	2,515
Amortization of debt expense	712	709	1,211
Interest on finance lease obligations	—	—	31
Investment interest income	(45,240)	(12,827)	(1,847)
Other interest	56	4	5
	$(4,600)	$30,527	$43,092

Interest paid during fiscal 2023, 2022 and 2021 was approximately $45.0 million, $44.7 million and $44.8 million, respectively.

5.  Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 3, 2024	January 28, 2023
Trade accounts payable	$562,408	$589,627
Accrued expenses:
Taxes, other than income	58,063	58,659
Salaries, wages and employee benefits	84,522	96,857
Liability to customers	61,039	62,922
Interest	3,726	6,855
Rent	1,778	2,310
Other	11,009	11,254
	$782,545	$828,484

6.  Income Taxes

The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current:
Federal	$185,082	$220,089	$224,462
State	10,412	13,040	8,876
	195,494	233,129	233,338
Deferred:
Federal	(12,621)	(1,652)	(9,120)
State	(5,103)	(13,647)	1,672
	(17,724)	(15,299)	(7,448)
	$177,770	$217,830	$225,890

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate of 21% is presented below:

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Income tax at the statutory federal rate	$192,490	$232,988	$228,556
State income taxes, net of federal benefit	14,529	20,616	24,677
Net changes in unrecognized tax benefits, interest and penalties/reserves	458	1,598	186
Tax benefit of federal credits	(1,571)	(1,724)	(1,504)
Changes in cash surrender value of life insurance policies	(383)	(389)	(387)
Changes in valuation allowance	(9,766)	(22,071)	(14,364)
Tax benefit of dividends paid to ESOP	(21,990)	(17,257)	(18,912)
Other	4,003	4,069	7,638
	$177,770	$217,830	$225,890

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of February 3, 2024 and January 28, 2023 are as follows:

	February 3,	January 28,
(in thousands of dollars)	2024	2023
Prepaid expenses	$56,808	$54,151
Joint venture basis differences	7,954	6,714
Differences between book and tax basis of inventory	30,551	31,444
Operating lease assets	9,670	7,599
Other	716	153
Total deferred tax liabilities	105,699	100,061
Property and equipment bases and depreciation differences	(50,123)	(34,100)
Accruals not currently deductible	(87,396)	(80,499)
Operating lease liabilities	(9,853)	(7,751)
Net operating loss carryforwards	(21,750)	(27,830)
Other	(1,030)	(864)
Total deferred tax assets	(170,152)	(151,044)
Valuation allowance	1,470	10,727
Net deferred tax assets	(168,682)	(140,317)
Net deferred income taxes	$(62,983)	$(40,256)

Deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates. State deferred tax assets and liabilities, including net operating loss carryforwards and valuation allowances, are presented net of related federal tax effects.

At February 3, 2024, the Company had a deferred tax asset related to state net operating loss carryforwards of approximately $21.8 million that could be utilized to reduce the tax liabilities of future years. Approximately $3.9 million of these carryforwards have indefinite lives, and approximately $17.9 million will expire between fiscal 2024 and 2044. State deferred tax assets were reduced by a valuation allowance of approximately $1.5 million primarily for the net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is “more likely than not” that the benefit of the net operating losses will not be realized.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	February 3,	January 28,
(in thousands of dollars)	2024	2023
Net deferred tax assets - deferred income taxes	$(63,951)	$(42,278)
Net deferred tax liabilities - other liabilities	968	2,022
Net deferred income taxes	$(62,983)	$(40,256)

The total amount of unrecognized tax benefits as of February 3, 2024 was $8.1 million, of which $6.0 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of January 28, 2023 was $7.0 million, of which $5.3 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest expense and penalties are also recorded in income tax expense. The total amounts of interest and penalties were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Unrecognized tax benefits at beginning of period	$7,030	$6,735	$5,058
Gross increases—tax positions in prior period	868	—	1,282
Gross decreases—tax positions in prior period	(695)	(885)	(566)
Gross increases—current period tax positions	1,405	1,202	1,332
Lapse of statutes of limitation	(498)	(22)	(371)
Unrecognized tax benefits at end of period	$8,110	$7,030	$6,735

The fiscal tax years that remain subject to examination for the federal tax jurisdiction are 2015, 2016 and 2019 and forward. The fiscal tax years that remain subject to examination for major state tax jurisdictions are 2020 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Income taxes paid, net of income tax refunds received, during fiscal 2023, 2022 and 2021 were approximately $183.8 million, $234.9 million and $93.6 million, respectively.

7.  Subordinated Debentures

At February 3, 2024, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I (“Trust”), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

At February 3, 2024, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the “Capital Securities”). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company’s subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

The Trust is a variable interest entity and is not consolidated into the Company’s financial statements, since the Company is not the primary beneficiary of the Trust.

8.  Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $22,500 ($30,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee’s first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.

The Company incurred benefit plan expense of approximately $24 million, $22 million and $18 million for fiscal 2023, 2022 and 2021, respectively. Benefit plan expenses are included in selling, general and administrative expenses.

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

The accumulated benefit obligations, change in projected benefit obligation, change in assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets related to the Pension Plan are as follows:

	February 3,	January 28,
(in thousands of dollars)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$273,118	$226,286
Service cost	5,047	4,077
Interest cost	12,948	6,786
Actuarial loss	32,333	42,321
Benefits paid	(6,959)	(6,352)
Benefit obligation at end of year	$316,487	$273,118
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	6,959	6,352
Benefits paid	(6,959)	(6,352)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(316,487)	$(273,118)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(316,487)	$(273,118)
Net amount recognized	$(316,487)	$(273,118)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$97,917	$71,427
Prior service cost	—	—
Net amount recognized	$97,917	$71,427

Accumulated benefit obligation at end of year	$(303,442)	$(272,002)

The accrued benefit liability is included in other liabilities. At February 3, 2024 and January 28, 2023, the current portion of the accrued benefit liability of $6.9 million and $6.6 million, respectively, is included in trade accounts payable and accrued expenses.

The increase in the benefit obligation from January 28, 2023 to February 3, 2024 was primarily related to the actuarial loss of $32.3 million, which was primarily the net result of increases in fiscal 2022 compensation that were paid during fiscal 2023, increases due to estimated changes of future compensation and decreases due to the change in the discount rate to 5.1% as of February 3, 2024 from 4.8% as of January 28, 2023. The increase in the benefit obligation was also a result of increasing interest costs.  The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods.

Weighted average assumptions are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Discount rate—net periodic pension cost	4.8%	3.0%	2.5%
Discount rate—benefit obligations	5.1%	4.8%	3.0%
Rate of compensation increases—net periodic pension cost	2.0%	2.0%	2.0%
Rate of compensation increases—benefit obligations	3.0%	2.0%	2.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Components of net periodic benefit costs:
Service cost	$5,047	$4,077	$4,268
Interest cost	12,948	6,786	5,750
Net actuarial loss	5,843	958	2,786
Net periodic benefit costs	$23,838	$11,821	$12,804
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$26,490	$41,363	$(16,004)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive loss (income)	$26,490	$41,363	$(16,004)
Total recognized in net periodic benefit costs and other comprehensive income or loss	$50,328	$53,184	$(3,200)

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2024	$7,053	*
2025	19,600
2026	20,478
2027	27,523
2028	29,359
2029 - 2033	136,082
Total payments for next ten fiscal years	$240,095
*	The estimated benefit payment for fiscal 2024 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2024.

9.  Stockholders’ Equity

Capital stock is comprised of the following:

	Par	Shares
Type	Value	Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

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

During fiscal 2023 and 2022, no shares of Class B Common Stock were converted to shares of Class A Common Stock.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cost of shares repurchased	$281,406	$436,620	$561,102
Number of shares repurchased	918	1,709	3,205
Average price per share	$306.66	$255.49	$175.06

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of February 3, 2024, the Company had completed the authorized purchases under the March 2018 Stock Plan, the May 2021 Stock Plan and the February 2022 Stock Plan, and $394.0 million of authorization remained under the May 2023 Stock Plan.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 are subject to a 1% excise tax. At February 3, 2024, the Company had accrued $2.8 million of excise tax related to its share repurchase program.

10.  Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount
	Reclassified		Affected Line Item in the Statement
	from AOCL		Where Net Income Is
Details about AOCL Components	Fiscal 2023	Fiscal 2022	Presented
Defined benefit pension plan items
Amortization of actuarial losses	$5,843	$958	Total before tax (1)
	466	232	Income tax expense
	$5,377	$726	Total net of tax
(1)	This item is included in the computation of net periodic benefit costs. See Note 8 for additional information.

Changes in AOCL

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit
	Pension Plan Items
	Fiscal 2023	Fiscal 2022
Beginning balance	$65,722	$22,798

Other comprehensive loss before reclassifications	26,863	43,650
Amounts reclassified from AOCL	(5,377)	(726)
Net other comprehensive loss	21,486	42,924

Ending balance	$87,208	$65,722
1.
2.

11.  Earnings per Share

Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.

Earnings per common share has been computed as follows:

	Fiscal 2023		Fiscal 2022		Fiscal 2021
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$738,847	$738,847	$891,637	$891,637	$862,473	$862,473
Average shares of common stock outstanding	16,517	16,517	17,549	17,549	20,592	20,592
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	16,517	16,517	17,549	17,549	20,592	20,592
Per share of common stock:
Net income	$44.73	$44.73	$50.81	$50.81	$41.88	$41.88
3.

12.  Commitments and Contingencies

At February 3, 2024, the Company is committed to incur costs of approximately $2.2 million to acquire, complete and furnish certain stores and equipment.

At February 3, 2024, letters of credit totaling $19.3 million were issued under the Company’s $800 million revolving credit facility.

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

13.  Leases

The Company leases retail stores, office space and equipment under operating leases. As of February 3, 2024, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $42.7 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $43.0 million.

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

The following table summarizes the Company’s operating and finance leases:

(in thousands of dollars)	Classification - Consolidated Balance Sheets	February 3, 2024	January 28, 2023
Assets
Finance lease assets	Property and equipment, net	$—	$—
Operating lease assets	Operating lease assets	42,681	33,821
Total leased assets		$42,681	$33,821

Liabilities
Current
Finance	Current portion of finance lease liabilities	$—	$—
Operating	Current portion of operating lease liabilities	11,252	9,702
Noncurrent
Finance	Finance lease liabilities	—	—
Operating	Operating lease liabilities	31,728	24,164
Total lease liabilities		$42,980	$33,866

Lease Cost

(in thousands of dollars)	Classification - Consolidated Statements of Operations	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease cost (a)	Rentals	$21,569	$23,169	$22,594
Finance lease cost
Amortization of leased assets	Depreciation and amortization	—	—	247
Interest on lease liabilities	Interest and debt expense, net	—	—	31
Net lease cost		$21,569	$23,169	$22,872
(a)	Includes short term lease costs of $4.4 million and $5.2 million and variable lease costs, including contingent rent, of $3.7 million and $3.3 million for fiscal 2023 and 2022, respectively.

Maturities of Lease Liabilities

(in thousands of dollars)	Operating	Finance
Fiscal Year	Leases	Leases	Total
2024	$13,586	$—	$13,586
2025	13,018	—	13,018
2026	9,657	—	9,657
2027	4,361	—	4,361
2028	3,740	—	3,740
After 2028	6,111	—	6,111
Total minimum lease payments	50,473	—	50,473
Less amount representing interest	(7,493)	—	(7,493)
Present value of lease liabilities	$42,980	$—	$42,980

Lease Term and Discount Rate

February 3, 2024
Weighted-average remaining lease term
Operating leases	5.0
Weighted-average discount rate
Operating leases	6.5%

Other Information

(in thousands of dollars)	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,475
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—

Lease assets obtained in exchange for new operating lease liabilities	$20,477
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

The fair value of the Company’s cash and cash equivalents, restricted cash and trade accounts receivable approximates their carrying values at February 3, 2024 and January 28, 2023 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair values of the Company’s long-term debt at February 3, 2024 and January 28, 2023 were approximately $339 million and $338 million, respectively. The carrying values of the Company’s long-term debt at February 3, 2024 and January 28, 2023 were approximately $321 million. The fair values of the subordinated debentures at February 3, 2024 and January 28, 2023 were approximately $205 million. The carrying values of the subordinated debentures at both February 3, 2024 and January 28, 2023 were $200 million.

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

During fiscal 2023, 2022 and 2021, no asset impairment and store closing charges were recorded.