Form 10-Q
period 2024-05-04
DILLARD'S, INC.
filed 2024-06-07
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of June 1, 2024     12,247,445

CLASS B COMMON STOCK as of June 1, 2024       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	May 4,	February 3,	April 29,
	2024	2024	2023
Assets
Current assets:
Cash and cash equivalents	$817,825	$808,287	$848,316
Restricted cash	—	—	8,418
Accounts receivable	49,251	60,547	59,050
Short-term investments	347,164	148,036	98,364
Merchandise inventories	1,387,684	1,093,999	1,410,017
Other current assets	106,241	97,341	79,030

Total current assets	2,708,165	2,208,210	2,503,195

Property and equipment (net of accumulated depreciation of $2,682,449, $2,638,167 and $2,623,182, respectively)	1,062,993	1,074,304	1,108,691
Operating lease assets	41,909	42,681	32,869
Deferred income taxes	64,017	63,951	41,801
Other assets	60,072	59,760	62,473

Total assets	$3,937,156	$3,448,906	$3,749,029

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,031,325	$782,545	$1,099,669
Current portion of operating lease liabilities	11,596	11,252	9,086
Federal and state income taxes	87,369	33,959	82,032

Total current liabilities	1,130,290	827,756	1,190,787

Long-term debt	321,487	321,461	321,381
Operating lease liabilities	30,297	31,728	23,691
Other liabilities	380,090	370,893	330,036
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	967,348	967,348	962,839
Accumulated other comprehensive loss	(85,264)	(87,208)	(64,378)
Retained earnings	6,224,268	6,048,288	5,846,802
Less treasury stock, at cost	(5,232,600)	(5,232,600)	(5,063,369)

Total stockholders’ equity	1,874,992	1,697,068	1,683,134

Total liabilities and stockholders’ equity	$3,937,156	$3,448,906	$3,749,029

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	May 4,	April 29,
	2024	2023
Net sales	$1,549,051	$1,583,948
Service charges and other income	23,758	29,959

	1,572,809	1,613,907

Cost of sales	857,825	891,261
Selling, general and administrative expenses	426,674	406,375
Depreciation and amortization	46,119	45,747
Rentals	5,024	4,381
Interest and debt (income) expense, net	(3,532)	123
Other expense	6,158	4,698
Gain on disposal of assets	(267)	(1,793)

Income before income taxes	234,808	263,115
Income taxes	54,770	61,620

Net income	$180,038	$201,495

Earnings per share:
Basic and diluted	$11.09	$11.85

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	May 4,	April 29,
	2024	2023
Net income	$180,038	$201,495
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $239 and $117, respectively)	1,944	1,344

Comprehensive income	$181,982	$202,839

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended May 4, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 3, 2024	$1,240	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068
Net income	—	—	—	180,038	—	180,038
Other comprehensive income	—	—	1,944	—	—	1,944
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,058)	—	(4,058)
Balance, May 4, 2024	$1,240	$967,348	$(85,264)	$6,224,268	$(5,232,600)	$1,874,992

	Three Months Ended April 29, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,240	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638
Net income	—	—	—	201,495	—	201,495
Other comprehensive income	—	—	1,344	—	—	1,344
Purchase of 357,154 shares of treasury stock (including excise tax)	—	—	—	—	(114,950)	(114,950)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,393)	—	(3,393)
Balance, April 29, 2023	$1,240	$962,839	$(64,378)	$5,846,802	$(5,063,369)	$1,683,134

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	May 4,	April 29,
	2024	2023
Operating activities:
Net income	$180,038	$201,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	46,516	46,155
Gain on disposal of assets	(267)	(1,793)
Accrued interest on short-term investments	(3,196)	(1,881)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,296	(2,098)
Increase in merchandise inventories	(293,685)	(289,809)
(Increase) decrease in other current assets	(9,887)	7,163
Increase in other assets	(186)	(380)
Increase in trade accounts payable and accrued expenses and other liabilities	259,484	261,600
Increase in income taxes payable	54,265	60,496

Net cash provided by operating activities	244,378	280,948

Investing activities:
Purchase of property and equipment and capitalized software	(35,175)	(32,348)
Proceeds from disposal of assets	323	1,887
Purchase of short-term investments	(245,932)	(97,543)
Proceeds from maturities of short-term investments	50,000	149,962

Net cash (used in) provided by investing activities	(230,784)	21,958

Financing activities:
Cash dividends paid	(4,056)	(3,425)
Purchase of treasury stock	—	(103,078)

Net cash used in financing activities	(4,056)	(106,503)

Increase in cash and cash equivalents and restricted cash	9,538	196,403
Cash and cash equivalents and restricted cash, beginning of period	808,287	660,331

Cash and cash equivalents and restricted cash, end of period	$817,825	$856,734

Non-cash transactions:
Accrued capital expenditures	$6,405	$8,608
Accrued purchases of treasury stock and excise taxes	—	11,872
Lease assets obtained in exchange for new operating lease liabilities	2,152	1,807

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 4, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2025 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on March 29, 2024.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	May 4,	April 29,
(in thousands of dollars)	2024	2023
Cash and cash equivalents	$817,825	$848,316
Restricted cash	—	8,418
Total cash and cash equivalents and restricted cash	$817,825	$856,734

Note 2. Accounting Standards

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements that had a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements, except as noted below, and believes there is no accounting guidance issued but not yet effective that would be material to the Company’s condensed consolidated financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 4,	April 29,
	2024	2023
Retail operations segment:
Cosmetics	16%	15%
Ladies’ apparel	23	23
Ladies’ accessories and lingerie	12	12
Juniors’ and children’s apparel	10	10
Men’s apparel and accessories	17	18
Shoes	15	15
Home and furniture	3	3
	96	96
Construction segment	4	4
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended May 4, 2024
Net sales from external customers	$1,492,643	$56,408	$1,549,051
Gross margin	689,185	2,041	691,226
Depreciation and amortization	46,051	68	46,119
Interest and debt (income) expense, net	(3,288)	(244)	(3,532)
Income (loss) before income taxes	235,206	(398)	234,808
Total assets	3,863,603	73,553	3,937,156

Three Months Ended April 29, 2023
Net sales from external customers	$1,514,933	$69,015	$1,583,948
Gross margin	690,389	2,298	692,687
Depreciation and amortization	45,687	60	45,747
Interest and debt expense (income), net	228	(105)	123
Income before income taxes	262,823	292	263,115
Total assets	3,686,633	62,396	3,749,029

Intersegment construction revenues of $9.4 million and $10.4 million for the three months ended May 4, 2024 and April 29, 2023, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	May 4,	February 3,	April 29,	January 28,
(in thousands of dollars)	2024	2024	2023	2023
Contract liabilities	$75,075	$85,227	$76,011	$83,909

During the three months ended May 4, 2024 and April 29, 2023, the Company recorded $25.0 million and $24.3 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $85.2 million and $83.9 million at February 3, 2024 and January 28, 2023, respectively.

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

Construction
	May 4,	February 3,	April 29,	January 28,
(in thousands of dollars)	2024	2024	2023	2023
Accounts receivable	$39,773	$47,240	$48,334	$44,286
Costs and estimated earnings in excess of billings on uncompleted contracts	16,707	1,695	1,473	798
Billings in excess of costs and estimated earnings on uncompleted contracts	7,426	6,307	10,095	10,909

During the three months ended May 4, 2024 and April 29, 2023, the Company recorded $5.1 million and $9.5 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $10.9 million at February 3, 2024 and January 28, 2023, respectively.

The remaining performance obligations related to executed construction contracts totaled $187.0 million, $163.7 million and $201.8 million at May 4, 2024, February 3, 2024 and April 29, 2023, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 4,	April 29,
	2024	2023
Net income	$180,038	$201,495

Weighted average shares of common stock outstanding	16,230	17,004

Basic and diluted earnings per share	$11.09	$11.85

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 4, 2024 and April 29, 2023.

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

At May 4, 2024, letters of credit totaling $25.8 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.8 million to the Pension Plan during the three months ended May 4, 2024 and expects to make additional contributions to the Pension Plan of approximately $5.6 million during the remainder of fiscal 2024.

The components of net periodic benefit costs are as follows:

	Three Months Ended
	May 4,	April 29,
(in thousands of dollars)	2024	2023
Components of net periodic benefit costs:
Service cost	$1,589	$1,262
Interest cost	3,975	3,237
Net actuarial loss	2,183	1,461
Net periodic benefit costs	$7,747	$5,960

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

At May 4, 2024, no borrowings were outstanding, and letters of credit totaling $25.8 million were issued under the credit agreement leaving unutilized availability under the facility of $774.2 million.

Note 8. Stock Repurchase Programs

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	May 4,	April 29,
	2024	2023
Cost of shares repurchased	$—	$113,810
Number of shares repurchased	—	357
Average price per share	$—	$318.66

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of May 4, 2024, the Company had completed the authorized purchases under the February 2022 Stock Plan, and $394.0 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three months ended May 4, 2024 and April 29, 2023, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at May 4, 2024 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at May 4, 2024 was approximately $334 million. The carrying value of the Company’s long-term debt at May 4, 2024 was approximately $321 million. The fair value of the Company’s subordinated debentures at May 4, 2024 was approximately $206 million. The carrying value of the Company’s subordinated debentures at May 4, 2024 was $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

EXECUTIVE OVERVIEW

The Company noted a continued challenging consumer environment during the three months ended May 4, 2024 with comparable retail sales declining 2%. However, retail gross margin was 46.2% of sales (compared to 45.6% of sales for the three months ended April 29, 2023) leading to a profitable first quarter of 2024. Management attributes the strong gross margin performance to its focus on producing profitable sales by offering interesting product combined with inventory control.

For the three months ended May 4, 2024, the Company reported net income of $180.0 million ($11.09 per share) compared to net income of $201.5 million ($11.85 per share) for the prior year first quarter. Included in net income for the three months ended April 29, 2023 is a pretax gain of $1.8 million ($1.4 million after tax or $0.08 per share) primarily related to the sale of a store property.

Selling, general and administrative (“SG&A”) expenses for the three months ended May 4, 2024 increased to $426.7 million (27.5% of sales) from $406.4 million (25.7% of sales) for the prior year first quarter. The increase of $20.3 million is primarily the result of increased payroll expenses.

Net cash provided by operating activities was $244.4 million for the three months ended May 4, 2024 compared to $280.9 million for the prior year first quarter.

As of May 4, 2024, the Company had working capital of $1,577.9 million (including cash and cash equivalents of $817.8 million and short-term investments of $347.2 million) and $521.5 million of total debt outstanding, including $321.5 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 274 Dillard’s stores, including 29 clearance centers, and an internet store as of May 4, 2024.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 4,	April 29,
	2024	2023
Net sales (in millions)	$1,549.1	$1,583.9
Retail stores sales trend	(1)%	(4)%
Comparable retail stores sales trend	(2)%	(4)%
Gross margin (in millions)	$691.2	$692.7
Gross margin as a percentage of net sales	44.6%	43.7%
Retail gross margin as a percentage of retail net sales	46.2%	45.6%
Selling, general and administrative expenses as a percentage of net sales	27.5%	25.7%
Cash flow provided by operations (in millions)	$244.4	$280.9
Total retail store count at end of period	274	274
Retail sales per square foot	$33	$33
Retail store inventory trend	(2)%	3%
Annualized retail merchandise inventory turnover	2.5	2.5

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 4,	April 29,
	2024	2023
Net sales	100.0%	100.0%
Service charges and other income	1.5	1.9

	101.5	101.9

Cost of sales	55.4	56.3
Selling, general and administrative expenses	27.5	25.7
Depreciation and amortization	3.0	2.9
Rentals	0.3	0.3
Interest and debt (income) expense, net	(0.2)	0.0
Other expense	0.4	0.3
Gain on disposal of assets	0.0	(0.1)

Income before income taxes	15.2	16.6
Income taxes	3.5	3.9

Net income	11.6%	12.7%

Net Sales

	Three Months Ended
	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change
Net sales:
Retail operations segment	$1,492,643	$1,514,933	$(22,290)
Construction segment	56,408	69,015	(12,607)
Total net sales	$1,549,051	$1,583,948	$(34,897)

The percent change by segment and product category in the Company’s sales for the three months ended May 4, 2024 compared to the three months ended April 29, 2023 as well as the sales percentage by segment and product category to total net sales for the three months ended May 4, 2024 are as follows:

	% Change	% of
	2024 - 2023	Net Sales
Retail operations segment
Cosmetics	4.6%	16%
Ladies’ apparel	(1.0)	23
Ladies’ accessories and lingerie	(0.5)	12
Juniors’ and children’s apparel	(3.8)	10
Men’s apparel and accessories	(4.6)	17
Shoes	(3.6)	15
Home and furniture	(0.7)	3
		96
Construction segment	(18.3)	4
Total		100%

Net sales from the retail operations segment decreased $22.3 million, or approximately 1%, and sales in comparable stores decreased approximately 2% during the three months ended May 4, 2024 compared to the three months ended April 29, 2023. Sales in men’s apparel and accessories decreased significantly, while sales in juniors’ and children’s apparel and shoes decreased moderately. Sales in ladies’ apparel and home and furniture decreased slightly, while sales in ladies’ accessories and lingerie remained essentially flat. Sales in cosmetics increased significantly.

The number of sales transactions decreased by 5% for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, while the average dollars per sales transaction increased by 4%.

We recorded a return asset of $13.5 million and $13.9 million and an allowance for sales returns of $27.2 million and $27.8 million as of May 4, 2024 and April 29, 2023, respectively.

During the three months ended May 4, 2024, net sales from the construction segment decreased $12.6 million, or approximately 18%, compared to the three months ended April 29, 2023, due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $187.0 million as of May 4, 2024, increasing approximately 14% from February 3, 2024 and decreasing approximately 7% from April 29, 2023, respectively. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

Service Charges and Other Income

			Three
	Three Months Ended		Months
	May 4,	April 29,	$ Change
(in thousands of dollars)	2024	2023	2024 - 2023
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$11,635	$16,859	$(5,224)
Shipping and handling income	8,968	9,971	(1,003)
Other	3,056	3,053	3
	23,659	29,883	(6,224)
Construction segment	99	76	23
Total service charges and other income	$23,758	$29,959	$(6,201)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased $5.2 million partially due to increases in credit losses.

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

Gross Margin

	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$689,185	$690,389	$(1,204)	(0.2)%
Construction segment	2,041	2,298	(257)	(11.2)
Total gross margin	$691,226	$692,687	$(1,461)	(0.2)%

	Three Months Ended
	May 4,	April 29,
	2024	2023
Gross margin as a percentage of segment net sales:
Retail operations segment	46.2%	45.6%
Construction segment	3.6	3.3
Total gross margin as a percentage of net sales	44.6	43.7

Gross margin, as a percentage of sales, increased to 44.6% from 43.7% during the three months ended May 4, 2024 compared to the three months ended April 29, 2023.

Gross margin from retail operations, as a percentage of sales, increased to 46.2% from 45.6% during the three months ended May 4, 2024 compared to the three months ended April 29, 2023. Gross margin increased moderately in home and furniture and ladies’ accessories and lingerie, while increasing slightly in men’s apparel and accessories, ladies’ apparel and juniors’ and children’s apparel. Gross margin remained essentially flat in shoes and cosmetics.

Total inventory decreased 2% at May 4, 2024 compared to April 29, 2023. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million for the three months ended May 4, 2024.

Inflation and rising interest costs continue to be a concern for management. The extent to which our business will be affected by inflation and rising interest costs depends on our customers’ continuing ability and willingness to accept price increases.

Selling, General and Administrative Expenses (“SG&A”)

	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$424,006	$404,303	$19,703	4.9%
Construction segment	2,668	2,072	596	28.8
Total SG&A	$426,674	$406,375	$20,299	5.0%

	Three Months Ended
	May 4,	April 29,
	2024	2023
SG&A as a percentage of segment net sales:
Retail operations segment	28.4%	26.7%
Construction segment	4.7	3.0
Total SG&A as a percentage of net sales	27.5	25.7

SG&A increased to 27.5% of sales during the three months ended May 4, 2024 from 25.7% of sales during the three months ended April 29, 2023, an increase of $20.3 million. SG&A from retail operations increased to 28.4% of sales for the three months ended May 4, 2024 from 26.7% of sales for the three months ended April 29, 2023, an increase of $19.7 million.

The dollar increase in operating expenses in the three month period is primarily due to increased payroll expense. Payroll and payroll-related expenses for the three months ended May 4, 2024 were $302.2 million compared to $282.3 million for the three months ended April 29, 2023, increasing $19.9 million.

Interest and Debt (Income) Expense, Net

	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(3,288)	$228	$(3,516)	(1,542.1)%
Construction segment	(244)	(105)	(139)	132.4
Total interest and debt (income) expense, net	$(3,532)	$123	$(3,655)	(2,971.5)%

Net interest and debt (income) expense improved $3.7 million during the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to an increase in interest income. Interest income was $13.6 million and $10.0 million for the three months ended May 4, 2024 and April 29, 2023, respectively.

Other Expense

	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$6,158	$4,698	$1,460	31.1%
Construction segment	—	—	—	—
Total other expense	$6,158	$4,698	$1,460	31.1%

Other expense increased $1.5 million during the three months ended May 4, 2024 compared to the three months ended April 29, 2023 due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(250)	$(1,793)	$1,543
Construction segment	(17)	—	(17)
Total gain on disposal of assets	$(267)	$(1,793)	$1,526

During the three months ended April 29, 2023, the Company recorded proceeds of $1.9 million primarily from the sale of one store property, resulting in a gain of $1.8 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.3% and 23.4% for the three months ended May 4, 2024 and April 29, 2023, respectively. During the three months ended May 4, 2024 and April 29, 2023, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2024 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2024 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 4, 2024 and April 29, 2023 follows:

	May 4,	April 29,
(in thousands of dollars)	2024	2023	$ Change
Operating activities	$244,378	$280,948	$(36,570)
Investing activities	(230,784)	21,958	(252,742)
Financing activities	(4,056)	(106,503)	102,447
Total Increase in Cash and Cash Equivalents and Restricted Cash	$9,538	$196,403	$(186,865)

Net cash flows from operations decreased $36.6 million during the three months ended May 4, 2024 compared to the three months ended April 29, 2023. This decrease was driven by increased payroll and payroll-related expenses.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance. The Company recognized income of $11.6 million and $16.9 million from the Wells Fargo Alliance during the three months ended May 4, 2024 and April 29, 2023, respectively.

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

In January 2024, the Company announced that it entered into a new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. The Dillard’s credit card program offered by Citi will include a new co-branded Mastercard as well as a private label credit card. The new co-branded Mastercard will replace the existing co-branded card. Additionally, Citi will provide customer service functions and support certain Dillard’s marketing and loyalty program activities related to the new program. The companies expect to launch the new program in late summer 2024 for new Dillard’s credit applicants. The transfer of existing accounts to Citi is expected in the fall of 2024. The term of the new Citi agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

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

Capital expenditures were $35.2 million and $32.3 million for the three months ended May 4, 2024 and April 29, 2023, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the three months ended May 4, 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation. During the three months ended April 29, 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska.

The Company has announced the upcoming closure of its Eastwood Mall Clearance Center in Niles, Ohio (120,000 square feet) in June of 2024. There are no material costs associated or expected with this store closure. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the three months ended April 29, 2023, the Company received cash proceeds of $1.9 million and recorded a related gain of $1.8 million, primarily from the sale of one store property.

During the three months ended May 4, 2024 and April 29, 2023, the Company purchased certain treasury bills for $245.9 million and $97.5 million, respectively, that are classified as short-term investments. During the three months ended May 4, 2024 and April 29, 2023, the Company received proceeds of $50.0 million and $150.0 million, respectively, related to maturities of these short-term investments.

The Company had cash and cash equivalents of $817.8 million as of May 4, 2024. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. At May 4, 2024, no borrowings were outstanding, and letters of credit totaling $25.8 million were issued under the credit agreement leaving unutilized availability of $774.2 million.

During the three months ended May 4, 2024, no share repurchases were made under the Company’s stock repurchase plan. During the three months ended April 29, 2023, the Company repurchased 0.4 million shares of Class A Common Stock at an average price of $318.66 per share for $113.8 million (including the accrual of $10.7 million of share repurchases that had not settled as of April 29, 2023) under its stock repurchase plans. As of May 4, 2024, $394.0 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act, the Company’s share repurchases after December 31, 2022 are subject to a 1% excise tax. During the three months ended

April 29, 2023, the Company accrued $1.1 million of excise tax related to its share repurchase programs as an additional cost of treasury shares.

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

There have been no material changes in the information set forth under caption “Commercial Commitments” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended February 3, 2024. As of May 4, 2024, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2024 and beyond, statements regarding the launch of our new credit program and transfer of existing accounts to Citi, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures, dividends and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation and rising interest rates in fiscal 2024 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, rising interest rates, a potential U.S. Federal government shutdown, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and governmental regulations, affecting such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under caption “Item 7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 7, 2024, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
February 4, 2024 through March 2, 2024	—	$—	—	$393,996,507
March 3, 2024 through April 6, 2024	—	—	—	393,996,507
April 7, 2024 through May 4, 2024	—	—	—	393,996,507
Total	—	$—	—	$393,996,507

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended May 4, 2024, no shares were repurchased under the Company’s stock repurchase plan. As of May 4, 2024, $394.0 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended May 4, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description

10	Dillard’s, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	June 7, 2024	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer