Form 10-Q
period 2024-08-03
DILLARD'S, INC.
filed 2024-09-06
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 31, 2024     12,192,670

CLASS B COMMON STOCK as of August 31, 2024       3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	August 3,	February 3,	July 29,
	2024	2024	2023
Assets
Current assets:
Cash and cash equivalents	$946,728	$808,287	$774,343
Accounts receivable	64,468	60,547	59,701
Short-term investments	123,751	148,036	150,151
Merchandise inventories	1,191,432	1,093,999	1,192,703
Federal and state income taxes	35,462	—	—
Other current assets	91,701	97,341	103,331

Total current assets	2,453,542	2,208,210	2,280,229

Property and equipment (net of accumulated depreciation of $2,727,608, $2,638,167 and $2,664,745, respectively)	1,044,866	1,074,304	1,098,947
Operating lease assets	38,936	42,681	30,364
Deferred income taxes	63,935	63,951	45,980
Other assets	60,583	59,760	56,842

Total assets	$3,661,862	$3,448,906	$3,512,362

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$768,758	$782,545	$803,142
Current portion of operating lease liabilities	11,535	11,252	8,047
Federal and state income taxes	—	33,959	115,633

Total current liabilities	780,293	827,756	926,822

Long-term debt	321,514	321,461	321,407
Operating lease liabilities	27,440	31,728	22,291
Other liabilities	383,694	370,893	332,326
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	968,909	967,348	964,119
Accumulated other comprehensive loss	(83,321)	(87,208)	(63,034)
Retained earnings	6,294,693	6,048,288	5,975,028
Less treasury stock, at cost	(5,232,600)	(5,232,600)	(5,167,837)

Total stockholders’ equity	1,948,921	1,697,068	1,709,516

Total liabilities and stockholders’ equity	$3,661,862	$3,448,906	$3,512,362

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net sales	$1,489,938	$1,567,377	$3,038,989	$3,151,325
Service charges and other income	24,708	30,041	48,466	60,000

	1,514,646	1,597,418	3,087,455	3,211,325

Cost of sales	930,331	958,835	1,788,156	1,850,096
Selling, general and administrative expenses	433,659	412,543	860,333	818,918
Depreciation and amortization	46,376	44,818	92,495	90,565
Rentals	4,956	4,961	9,980	9,342
Interest and debt (income) expense, net	(3,934)	132	(7,466)	255
Other expense	6,158	4,698	12,316	9,396
Gain on disposal of assets	(13)	(160)	(280)	(1,953)

Income before income taxes	97,113	171,591	331,921	434,706
Income taxes	22,630	40,080	77,400	101,700

Net income	$74,483	$131,511	$254,521	$333,006

Earnings per share:
Basic and diluted	$4.59	$7.98	$15.68	$19.89

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net income	$74,483	$131,511	$254,521	$333,006
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $239, $117, $478 and $233, respectively)	1,943	1,344	3,887	2,688

Comprehensive income	$76,426	$132,855	$258,408	$335,694

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended August 3, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, May 4, 2024	$1,240	$967,348	$(85,264)	$6,224,268	$(5,232,600)	$1,874,992
Net income	—	—	—	74,483	—	74,483
Other comprehensive income	—	—	1,943	—	—	1,943
Issuance of 3,600 shares under equity plans	—	1,561	—	—	—	1,561
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,058)	—	(4,058)
Balance, August 3, 2024	$1,240	$968,909	$(83,321)	$6,294,693	$(5,232,600)	$1,948,921

	Three Months Ended July 29, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, April 29, 2023	$1,240	$962,839	$(64,378)	$5,846,802	$(5,063,369)	$1,683,134
Net income	—	—	—	131,511	—	131,511
Other comprehensive income	—	—	1,344	—	—	1,344
Issuance of 4,500 shares under equity plans	—	1,280	—	—	—	1,280
Purchase of 357,548 shares of treasury stock (including excise tax)	—	—	—	—	(104,468)	(104,468)
Cash dividends declared:
Common stock, $0.20 per share	—	—	—	(3,285)	—	(3,285)
Balance, July 29, 2023	$1,240	$964,119	$(63,034)	$5,975,028	$(5,167,837)	$1,709,516

	Six Months Ended August 3, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 3, 2024	$1,240	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068
Net income	—	—	—	254,521	—	254,521
Other comprehensive income	—	—	3,887	—	—	3,887
Issuance of 3,600 shares under equity plans	—	1,561	—	—	—	1,561
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	(8,116)	—	(8,116)
Balance, August 3, 2024	$1,240	$968,909	$(83,321)	$6,294,693	$(5,232,600)	$1,948,921

	Six Months Ended July 29, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,240	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638
Net income	—	—	—	333,006	—	333,006
Other comprehensive income	—	—	2,688	—	—	2,688
Issuance of 4,500 shares under equity plans	—	1,280	—	—	—	1,280
Purchase of 714,702 shares of treasury stock (including excise tax)	—	—	—	—	(219,418)	(219,418)
Cash dividends declared:
Common stock, $0.40 per share	—	—	—	(6,678)	—	(6,678)
Balance, July 29, 2023	$1,240	$964,119	$(63,034)	$5,975,028	$(5,167,837)	$1,709,516

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	August 3,	July 29,
	2024	2023
Operating activities:
Net income	$254,521	$333,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	93,387	91,376
Gain on disposal of assets	(280)	(1,953)
Accrued interest on short-term investments	(7,062)	(3,113)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,921)	(2,749)
Increase in merchandise inventories	(97,433)	(72,495)
Decrease (increase) in other current assets	3,860	(12,408)
(Increase) decrease in other assets	(1,466)	4,492
Decrease in trade accounts payable and accrued expenses and other liabilities	(3,201)	(24,878)
(Decrease) increase in income taxes payable	(62,448)	86,572

Net cash provided by operating activities	175,957	397,850

Investing activities:
Purchase of property and equipment and capitalized software	(61,086)	(63,807)
Proceeds from disposal of assets	336	2,179
Purchase of short-term investments	(319,505)	(148,098)
Proceeds from maturities of short-term investments	350,852	149,962

Net cash used in investing activities	(29,403)	(59,764)

Financing activities:
Cash dividends paid	(8,113)	(6,818)
Purchase of treasury stock	—	(217,256)

Net cash used in financing activities	(8,113)	(224,074)

Increase in cash and cash equivalents and restricted cash	138,441	114,012
Cash and cash equivalents and restricted cash, beginning of period	808,287	660,331

Cash and cash equivalents, end of period	$946,728	$774,343

Non-cash transactions:
Accrued capital expenditures	$8,442	$11,973
Stock awards	1,561	1,280
Accrued purchases of treasury stock and excise taxes	—	2,162
Lease assets obtained in exchange for new operating lease liabilities	2,152	2,027

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 3, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2025 due to, among other factors, the seasonal nature of the business.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Retail operations segment:
Cosmetics	15%	14%	15%	14%
Ladies’ apparel	22	22	23	23
Ladies’ accessories and lingerie	14	14	13	13
Juniors’ and children’s apparel	8	8	9	9
Men’s apparel and accessories	20	21	19	19
Shoes	14	14	14	15
Home and furniture	3	3	3	3
	96	96	96	96
Construction segment	4	4	4	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended August 3, 2024
Net sales from external customers	$1,426,431	$63,507	$1,489,938
Gross margin	557,198	2,409	559,607
Depreciation and amortization	46,213	163	46,376
Interest and debt (income) expense, net	(3,718)	(216)	(3,934)
Income (loss) before income taxes	97,477	(364)	97,113
Total assets	3,584,664	77,198	3,661,862

Three Months Ended July 29, 2023
Net sales from external customers	$1,498,532	$68,845	$1,567,377
Gross margin	605,623	2,919	608,542
Depreciation and amortization	44,751	67	44,818
Interest and debt expense (income), net	275	(143)	132
Income before income taxes	170,618	973	171,591
Total assets	3,443,882	68,480	3,512,362

Six Months Ended August 3, 2024
Net sales from external customers	$2,919,074	$119,915	$3,038,989
Gross margin	1,246,383	4,450	1,250,833
Depreciation and amortization	92,264	231	92,495
Interest and debt (income) expense, net	(7,006)	(460)	(7,466)
Income (loss) before income taxes	332,684	(763)	331,921
Total assets	3,584,664	77,198	3,661,862

Six Months Ended July 29, 2023
Net sales from external customers	$3,013,465	$137,860	$3,151,325
Gross margin	1,296,012	5,217	1,301,229
Depreciation and amortization	90,438	127	90,565
Interest and debt expense (income), net	503	(248)	255
Income before income taxes	433,441	1,265	434,706
Total assets	3,443,882	68,480	3,512,362

Intersegment construction revenues of $7.3 million and $10.1 million for the three months ended August 3, 2024 and July 29, 2023, respectively, and $16.7 million and $20.5 million for the six months ended August 3, 2024 and July 29, 2023, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	August 3,	February 3,	July 29,	January 28,
(in thousands of dollars)	2024	2024	2023	2023
Contract liabilities	$70,207	$85,227	$73,399	$83,909

During the six months ended August 3, 2024 and July 29, 2023, the Company recorded $38.1 million and $36.7 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $85.2 million and $83.9 million at February 3, 2024 and January 28, 2023, respectively.

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

Construction
	August 3,	February 3,	July 29,	January 28,
(in thousands of dollars)	2024	2024	2023	2023
Accounts receivable	$53,548	$47,240	$48,429	$44,286
Costs and estimated earnings in excess of billings on uncompleted contracts	3,685	1,695	4,189	798
Billings in excess of costs and estimated earnings on uncompleted contracts	9,543	6,307	10,001	10,909

During the six months ended August 3, 2024 and July 29, 2023, the Company recorded $5.4 million and $10.1 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $10.9 million at February 3, 2024 and January 28, 2023, respectively.

The remaining performance obligations related to executed construction contracts totaled $234.0 million, $163.7 million and $210.5 million at August 3, 2024, February 3, 2024 and July 29, 2023, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net income	$74,483	$131,511	$254,521	$333,006

Weighted average shares of common stock outstanding	16,233	16,480	16,232	16,742

Basic and diluted earnings per share	$4.59	$7.98	$15.68	$19.89

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended August 3, 2024 and July 29, 2023.

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

At August 3, 2024, letters of credit totaling $25.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.8 million and $3.6 million to the Pension Plan during the three and six months ended August 3, 2024, respectively, and expects to make additional contributions to the Pension Plan of approximately $4.3 million during the remainder of fiscal 2024.

The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
(in thousands of dollars)	2024	2023	2024	2023
Components of net periodic benefit costs:
Service cost	$1,588	$1,262	$3,177	$2,523
Interest cost	3,976	3,237	7,951	6,474
Net actuarial loss	2,182	1,461	4,365	2,922
Net periodic benefit costs	$7,746	$5,960	$15,493	$11,919

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

At August 3, 2024, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Cost of shares repurchased	$—	$103,444	$—	$217,254
Number of shares repurchased	—	358	—	715
Average price per share	$—	$289.32	$—	$303.98

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of August 3, 2024, the Company had completed the authorized purchases under the February 2022 Stock Plan, and $394.0 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three and six months ended August 3, 2024 and July 29, 2023, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at August 3, 2024 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at August 3, 2024 was approximately $336 million. The carrying value of the Company’s long-term debt at August 3, 2024 was approximately $322 million. The fair value of the Company’s subordinated debentures at August 3, 2024 was approximately $206 million. The carrying value of the Company’s subordinated debentures at August 3, 2024 was $200 million.

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

EXECUTIVE OVERVIEW

The Company noted a weak performance during the three months ended August 3, 2024. Management attributed the disappointing results to a continued challenging consumer environment as well as increased expenses which, combined, negatively impacted sales and profitability. Compared to the prior year second quarter, total retail sales (which exclude construction sales) declined 5% while retail gross margin declined from 40.4% of sales to 39.1% of sales. Inventory was essentially unchanged at August 3, 2024 compared to the prior year second quarter.

For the three months ended August 3, 2024, the Company reported net income of $74.5 million ($4.59 per share) compared to net income of $131.5 million ($7.98 per share) for the three months ended July 29, 2023.

Selling, general and administrative (“SG&A”) expenses for the three months ended August 3, 2024 increased to $433.7 million (29.1% of sales) from $412.5 million (26.3% of sales) for the prior year second quarter. The increase of $21.2 million was primarily due to increased payroll expenses.

Net cash provided by operating activities was $176.0 million for the six months ended August 3, 2024 compared to $397.9 million for the prior year six-month period.

As of August 3, 2024, the Company had working capital of $1,673.2 million (including cash and cash equivalents of $946.7 million and short-term investments of $123.8 million) and $521.5 million of total debt outstanding, including $321.5 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 273 Dillard’s stores, including 28 clearance centers, and an internet store as of August 3, 2024.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 3,	July 29,
	2024	2023
Net sales (in millions)	$1,489.9	$1,567.4
Retail stores sales trend	(5)%	(3)%
Comparable retail stores sales trend	(5)%	(3)%
Gross margin (in millions)	$559.6	$608.5
Gross margin as a percentage of net sales	37.6%	38.8%
Retail gross margin as a percentage of retail net sales	39.1%	40.4%
Selling, general and administrative expenses as a percentage of net sales	29.1%	26.3%
Cash flow provided by operations (in millions)*	$176.0	$397.9
Total retail store count at end of period	273	274
Retail sales per square foot	$31	$33
Retail store inventory trend	—%	—%
Annualized retail merchandise inventory turnover	2.6	2.7

* Cash flow from operations data is for the six months ended August 3, 2024 and July 29, 2023.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.7	1.9	1.6	1.9

	101.7	101.9	101.6	101.9

Cost of sales	62.4	61.2	58.8	58.7
Selling, general and administrative expenses	29.1	26.3	28.3	26.0
Depreciation and amortization	3.1	2.9	3.0	2.9
Rentals	0.3	0.3	0.3	0.3
Interest and debt (income) expense, net	(0.3)	0.0	(0.2)	0.0
Other expense	0.4	0.3	0.4	0.3
Gain on disposal of assets	0.0	0.0	0.0	(0.1)

Income before income taxes	6.5	10.9	10.9	13.8
Income taxes	1.5	2.6	2.5	3.2

Net income	5.0%	8.4%	8.4%	10.6%

Net Sales

	Three Months Ended
	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change
Net sales:
Retail operations segment	$1,426,431	$1,498,532	$(72,101)
Construction segment	63,507	68,845	(5,338)
Total net sales	$1,489,938	$1,567,377	$(77,439)

The percent change by segment and product category in the Company’s sales for the three months ended August 3, 2024 compared to the three months ended July 29, 2023 as well as the sales percentage by segment and product category to total net sales for the three months ended August 3, 2024 are as follows:

	% Change	% of
	2024 - 2023	Net Sales
Retail operations segment
Cosmetics	2.7%	15%
Ladies’ apparel	(6.0)	22
Ladies’ accessories and lingerie	(3.5)	14
Juniors’ and children’s apparel	(4.5)	8
Men’s apparel and accessories	(9.1)	20
Shoes	(7.0)	14
Home and furniture	1.4	3
		96
Construction segment	(7.8)	4
Total		100%

Net sales from the retail operations segment decreased $72.1 million, or approximately 5%, and sales in comparable stores decreased approximately 5% during the three months ended August 3, 2024 compared to the three months ended July 29, 2023. Sales in men’s apparel and accessories, shoes and ladies’ apparel decreased significantly, while sales in juniors’ and children’s apparel and ladies’ accessories and lingerie decreased moderately. Sales in home and furniture increased slightly, while sales in cosmetics increased moderately.

The number of sales transactions decreased 8% for the three months ended August 3, 2024 compared to the three months ended July 29, 2023, while the average dollars per sales transaction increased 3%.

We recorded a return asset of $11.5 million and $11.4 million and an allowance for sales returns of $20.1 million and $20.3 million as of August 3, 2024 and July 29, 2023, respectively.

During the three months ended August 3, 2024, net sales from the construction segment decreased $5.3 million, or approximately 8%, compared to the three months ended July 29, 2023 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $234.0 million as of August 3, 2024, increasing approximately 43% from February 3, 2024 and increasing approximately 11% from July 29, 2023, respectively. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

	Six Months Ended
	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change
Net sales:
Retail operations segment	$2,919,074	$3,013,465	$(94,391)
Construction segment	119,915	137,860	(17,945)
Total net sales	$3,038,989	$3,151,325	$(112,336)

The percent change by segment and product category in the Company’s sales for the six months ended August 3, 2024 compared to the six months ended July 29, 2023 as well as the sales percentage by segment and product category to total net sales for the six months ended August 3, 2024 are as follows:

	% Change	% of
	2024 - 2023	Net Sales
Retail operations segment
Cosmetics	3.7%	15%
Ladies’ apparel	(3.5)	23
Ladies’ accessories and lingerie	(2.1)	13
Juniors’ and children’s apparel	(4.1)	9
Men’s apparel and accessories	(7.0)	19
Shoes	(5.2)	14
Home and furniture	0.4	3
		96
Construction segment	(13.0)	4
Total		100%

Net sales from the retail operations segment decreased $94.4 million, or approximately 3%, and sales in comparable stores decreased approximately 3% during the six months ended August 3, 2024 compared to the six months ended July 29, 2023. Sales in men’s apparel and accessories and shoes decreased significantly, while sales in juniors’ and children’s apparel, ladies’ apparel and ladies’ accessories and lingerie decreased moderately. Sales in home and furniture remained essentially flat. Sales in cosmetics increased moderately.

The number of sales transactions decreased 7% for the six months ended August 3, 2024 compared to the six months ended July 29, 2023, while the average dollars per sales transaction increased 4%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 3, 2024 and July 29, 2023 was 23.4% and 24.4%, respectively.

During the six months ended August 3, 2024, net sales from the construction segment decreased $17.9 million, or approximately 13%, compared to the six months ended July 29, 2023 due to a decrease in construction activity.

Service Charges and Other Income

					Three	Six
	Three Months Ended		Six Months Ended		Months	Months
	August 3,	July 29,	August 3,	July 29,	$ Change	$ Change
(in thousands of dollars)	2024	2023	2024	2023	2024 - 2023	2024 - 2023
Service charges and other income:
Retail operations segment
Income from Wells Fargo Alliance	$12,722	$17,265	$24,357	$34,124	$(4,543)	$(9,767)
Shipping and handling income	8,665	9,380	17,633	19,351	(715)	(1,718)
Other	3,294	3,345	6,350	6,398	(51)	(48)
	24,681	29,990	48,340	59,873	(5,309)	(11,533)
Construction segment	27	51	126	127	(24)	(1)
Total service charges and other income	$24,708	$30,041	$48,466	$60,000	$(5,333)	$(11,534)

Service charges and other income is composed primarily of income from the Wells Fargo Alliance. Income from the alliance decreased $4.5 million and $9.8 million for the three and six months ended August 3, 2024 compared to July 29, 2023, respectively, partially due to increases in credit losses and decreases in finance charge income due to lower receivable balances.

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

Gross Margin

	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$557,198	$605,623	$(48,425)	(8.0)%
Construction segment	2,409	2,919	(510)	(17.5)
Total gross margin	$559,607	$608,542	$(48,935)	(8.0)%

Six months ended
Retail operations segment	$1,246,383	$1,296,012	$(49,629)	(3.8)%
Construction segment	4,450	5,217	(767)	(14.7)
Total gross margin	$1,250,833	$1,301,229	$(50,396)	(3.9)%

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Gross margin as a percentage of segment net sales:
Retail operations segment	39.1%	40.4%	42.7%	43.0%
Construction segment	3.8	4.2	3.7	3.8
Total gross margin as a percentage of net sales	37.6	38.8	41.2	41.3

Gross margin, as a percentage of sales, decreased to 37.6% from 38.8% during the three months ended August 3, 2024 compared to the three months ended July 29, 2023, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 39.1% from 40.4% during the three months ended August 3, 2024 compared to the three months ended July 29, 2023, respectively. Gross margin decreased moderately in ladies’ apparel, home and furniture, ladies’ accessories and lingerie and shoes, while decreasing slightly in juniors’ and children’s apparel and cosmetics. Gross margin remained essentially flat in men’s apparel and accessories.

Gross margin, as a percentage of sales, decreased to 41.2% from 41.3% during the six months ended August 3, 2024 compared to the six months ended July 29, 2023, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 42.7% from 43.0% during the six months ended August 3, 2024 compared to the six months ended July 29, 2023, respectively. Gross margin decreased slightly in ladies’ apparel, shoes and cosmetics. Gross margin remained essentially flat in all other product categories.

Total inventory was essentially flat at August 3, 2024 compared to July 29, 2023. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $3 million for the three and six months ended August 3, 2024, respectively.

Inflation and higher interest costs continue to be a concern for management. The extent to which our business will be affected by inflation and higher interest costs depends on our customers’ continuing ability and willingness to accept higher prices.

Selling, General and Administrative Expenses (“SG&A”)

	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$430,850	$410,510	$20,340	5.0%
Construction segment	2,809	2,033	776	38.2
Total SG&A	$433,659	$412,543	$21,116	5.1%

Six months ended
Retail operations segment	$854,856	$814,813	$40,043	4.9%
Construction segment	5,477	4,105	1,372	33.4
Total SG&A	$860,333	$818,918	$41,415	5.1%

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
SG&A as a percentage of segment net sales:
Retail operations segment	30.2%	27.4%	29.3%	27.0%
Construction segment	4.4	3.0	4.6	3.0
Total SG&A as a percentage of net sales	29.1	26.3	28.3	26.0

SG&A increased to 29.1% of sales during the three months ended August 3, 2024 from 26.3% of sales during the three months ended July 29, 2023, an increase of $21.1 million. SG&A from retail operations increased to 30.2% of sales for the three months ended August 3, 2024 from 27.4% of sales for the three months ended July 29, 2023, an increase of $20.3 million.

SG&A increased to 28.3% of sales during the six months ended August 3, 2024 from 26.0% of sales during the six months ended July 29, 2023, an increase of $41.4 million. SG&A from retail operations increased to 29.3% of sales for the six months ended August 3, 2024 from 27.0% of sales for the six months ended July 29, 2023, an increase of $40.0 million.

The dollar increase in operating expenses in both the three and six-month periods is primarily due to increased payroll expense. Payroll and payroll-related expenses for the three months ended August 3, 2024 were $304.3 million compared to $290.8 million for the three months ended July 29, 2023, increasing $13.5 million. Payroll and payroll-related expenses for the six months ended August 3, 2024 were $606.5 million compared to $573.1 million for the six months ended July 29, 2023, increasing $33.4 million. The Company is working to better align expenses with sales performance.

Interest and Debt (Income) Expense, Net

	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(3,718)	$275	$(3,993)	(1,452.0)%
Construction segment	(216)	(143)	(73)	51.0
Total interest and debt (income) expense, net	$(3,934)	$132	$(4,066)	(3,080.3)%

Six months ended
Retail operations segment	$(7,006)	$503	$(7,509)	(1,492.8)%
Construction segment	(460)	(248)	(212)	85.5
Total interest and debt (income) expense, net	$(7,466)	$255	$(7,721)	(3,027.8)%

Net interest and debt (income) expense improved $4.1 million and $7.7 million during the three and six months ended August 3, 2024 compared to the three and six months ended July 29, 2023, primarily due to an increase in interest income. Interest income was $13.7 million and $10.0 million for the three months ended August 3, 2024 and July 29, 2023, respectively, and interest income was $27.3 million and $20.0 million for the six months ended August 3, 2024 and July 29, 2023, respectively.

Other Expense

	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$6,158	$4,698	$1,460	31.1%
Construction segment	—	—	—	—
Total other expense	$6,158	$4,698	$1,460	31.1%

Six months ended
Retail operations segment	$12,316	$9,396	$2,920	31.1%
Construction segment	—	—	—	—
Total other expense	$12,316	$9,396	$2,920	31.1%

Other expense increased $1.5 million and $2.9 million during the three and six months ended August 3, 2024 compared to the three and six months ended July 29, 2023 due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(4)	$(147)	$143
Construction segment	(9)	(13)	4
Total gain on disposal of assets	$(13)	$(160)	$147

Six months ended
Retail operations segment	$(255)	$(1,940)	$1,685
Construction segment	(25)	(13)	(12)
Total gain on disposal of assets	$(280)	$(1,953)	$1,673

During the six months ended July 29, 2023, the Company recorded proceeds of $2.2 million primarily from the sale of one store property, resulting in a gain of $2.0 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.3% and 23.4% for the three and six months ended August 3, 2024 and July 29, 2023, respectively. During the three and six months ended August 3, 2024 and July 29, 2023, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2024 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2024 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 3, 2024 and July 29, 2023 follows:

	Six Months Ended
	August 3,	July 29,
(in thousands of dollars)	2024	2023	$ Change
Operating activities	$175,957	$397,850	$(221,893)
Investing activities	(29,403)	(59,764)	30,361
Financing activities	(8,113)	(224,074)	215,961
Total Increase in Cash and Cash Equivalents and Restricted Cash	$138,441	$114,012	$24,429

Net cash flows from operations decreased $221.9 million during the six months ended August 3, 2024 compared to the six months ended July 29, 2023. This decrease was driven by changes in income taxes payable, decreases in gross margin and increases in SG&A costs. The decrease in cash flow from changes in income taxes payable was primarily due to the Internal Revenue Service’s postponement of certain tax-filing and tax-payment deadlines at the end of the second quarter of fiscal 2023 for taxpayers affected by severe storms and tornadoes occurring in certain counties in Arkansas in early 2023.

Wells Fargo owns and manages the Dillard’s private label cards under the Wells Fargo Alliance. The Company recognized income of $24.4 million and $34.1 million from the Wells Fargo Alliance during the six months ended August 3, 2024 and July 29, 2023, respectively.

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

In January 2024, the Company announced that it entered into a new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. The Dillard’s credit card program offered by Citi will include a new co-branded Mastercard as well as a private label credit card. The new co-branded Mastercard will replace the existing co-branded card. Additionally, Citi will provide customer service functions and support certain Dillard’s marketing and loyalty program activities related to the new program. The companies launched the new program on August 19, 2024 for new Dillard’s credit applicants. The transfer of existing accounts to Citi is expected in the fall of 2024. The term of the new Citi agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

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

Capital expenditures were $61.1 million and $63.8 million for the six months ended August 3, 2024 and July 29, 2023, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the six months ended August 3, 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation. During the six months ended July 29, 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska.

During the six months ended August 3, 2024, the Company closed its Eastwood Mall Clearance Center in Niles, Ohio (120,000 square feet). There were no material costs associated with this store closure. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended July 29, 2023, the Company received cash proceeds of $2.2 million and recorded a related gain of $2.0 million, primarily from the sale of one store property.

During the six months ended August 3, 2024 and July 29, 2023, the Company purchased certain treasury bills for $319.5 million and $148.1 million, respectively, that are classified as short-term investments. During the six months ended August 3, 2024 and July 29, 2023, the Company received proceeds of $350.9 million and $150.0 million, respectively, related to maturities of these short-term investments.

The Company had cash and cash equivalents of $946.7 million as of August 3, 2024. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. At August 3, 2024, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability of $774.7 million.

During the six months ended August 3, 2024, no share repurchases were made under the Company’s stock repurchase plan. During the six months ended July 29, 2023, the Company repurchased 0.7 million shares of Class A Common Stock at an average price of $303.98 per share for $217.3 million under the Company’s stock repurchase plans. As of August 3, 2024, $394.0 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act, the Company’s share repurchases after December 31, 2022 are subject to a 1% excise tax. During the six months ended July 29, 2023, the Company accrued $2.2 million of excise tax related to its share repurchase programs as an additional cost of treasury shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended February 3, 2024. As of August 3, 2024, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the 52-week period ended February 1, 2025 and beyond, statements regarding the launch of our new credit program and transfer of existing accounts to Citi, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures, dividends and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation and higher interest rates in fiscal 2024 and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, higher interest rates, a potential U.S. Federal government shutdown, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and governmental regulations, affecting such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 6, 2024, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
May 5, 2024 through June 1, 2024	—	$—	—	$393,996,507
June 2, 2024 through July 6, 2024	—	—	—	393,996,507
July 7, 2024 through August 3, 2024	—	—	—	393,996,507
Total	—	$—	—	$393,996,507

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended August 3, 2024, no shares were repurchased under the Company’s stock repurchase plan. As of August 3, 2024, $394.0 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended August 3, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description

10*	Dillard’s, Inc. Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended May 4, 2024, File Number 1-6140)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference as indicated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	September 6, 2024	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer