Form 10-Q
period 2024-11-02
DILLARD'S, INC.
filed 2024-12-06
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 30, 2024     11,917,962

CLASS B COMMON STOCK as of November 30, 2024 3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	November 2,	February 3,	October 28,
	2024	2024	2023
Assets
Current assets:
Cash and cash equivalents	$980,392	$808,287	$842,001
Accounts receivable	61,741	60,547	57,412
Short-term investments	128,875	148,036	51,257
Merchandise inventories	1,682,217	1,093,999	1,629,245
Other current assets	89,076	97,341	85,646

Total current assets	2,942,301	2,208,210	2,665,561

Property and equipment (net of accumulated depreciation of $2,769,402, $2,638,167 and $2,699,516, respectively)	1,030,690	1,074,304	1,094,587
Operating lease assets	35,921	42,681	34,462
Deferred income taxes	64,733	63,951	47,563
Other assets	59,417	59,760	55,761

Total assets	$4,133,062	$3,448,906	$3,897,934

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,214,982	$782,545	$1,181,198
Current portion of operating lease liabilities	11,721	11,252	8,461
Federal and state income taxes	10,030	33,959	12,500

Total current liabilities	1,236,733	827,756	1,202,159

Long-term debt	321,541	321,461	321,434
Operating lease liabilities	24,338	31,728	26,246
Other liabilities	387,055	370,893	334,457
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,240	1,240	1,240
Additional paid-in capital	968,909	967,348	964,119
Accumulated other comprehensive loss	(81,376)	(87,208)	(61,689)
Retained earnings	6,415,270	6,048,288	6,126,277
Less treasury stock, at cost	(5,340,648)	(5,232,600)	(5,216,309)

Total stockholders’ equity	1,963,395	1,697,068	1,813,638

Total liabilities and stockholders’ equity	$4,133,062	$3,448,906	$3,897,934

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	$1,427,009	$1,476,362	$4,465,998	$4,627,687
Service charges and other income	24,151	27,872	72,617	87,872

	1,451,160	1,504,234	4,538,615	4,715,559

Cost of sales	819,313	834,537	2,607,469	2,684,633
Selling, general and administrative expenses	418,899	421,825	1,279,232	1,240,743
Depreciation and amortization	44,045	44,707	136,540	135,272
Rentals	4,888	4,932	14,868	14,274
Interest and debt (income) expense, net	(4,478)	(1,790)	(11,944)	(1,535)
Other expense	6,158	4,697	18,474	14,093
Gain on disposal of assets	(171)	(4,053)	(451)	(6,006)

Income before income taxes	162,506	199,379	494,427	634,085
Income taxes	37,910	44,040	115,310	145,740

Net income	$124,596	$155,339	$379,117	$488,345

Earnings per share:
Basic and diluted	$7.73	$9.49	$23.42	$29.38

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net income	$124,596	$155,339	$379,117	$488,345
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $238, $117, $716 and $350, respectively)	1,945	1,345	5,832	4,033

Comprehensive income	$126,541	$156,684	$384,949	$492,378

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended November 2, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, August 3, 2024	$1,240	$968,909	$(83,321)	$6,294,693	$(5,232,600)	$1,948,921
Net income	—	—	—	124,596	—	124,596
Other comprehensive income	—	—	1,945	—	—	1,945
Purchase of 293,583 shares of treasury stock (including excise tax)	—	—	—	—	(108,048)	(108,048)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,019)	—	(4,019)
Balance, November 2, 2024	$1,240	$968,909	$(81,376)	$6,415,270	$(5,340,648)	$1,963,395

	Three Months Ended October 28, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, July 29, 2023	$1,240	$964,119	$(63,034)	$5,975,028	$(5,167,837)	$1,709,516
Net income	—	—	—	155,339	—	155,339
Other comprehensive income	—	—	1,345	—	—	1,345
Purchase of 150,908 shares of treasury stock (including excise tax)	—	—	—	—	(48,472)	(48,472)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,090)	—	(4,090)
Balance, October 28, 2023	$1,240	$964,119	$(61,689)	$6,126,277	$(5,216,309)	$1,813,638

	Nine Months Ended November 2, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 3, 2024	$1,240	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068
Net income	—	—	—	379,117	—	379,117
Other comprehensive income	—	—	5,832	—	—	5,832
Issuance of 3,600 shares under equity plans	—	1,561	—	—	—	1,561
Purchase of 293,583 shares of treasury stock (including excise tax)	—	—	—	—	(108,048)	(108,048)
Cash dividends declared:
Common stock, $0.75 per share	—	—	—	(12,135)	—	(12,135)
Balance, November 2, 2024	$1,240	$968,909	$(81,376)	$6,415,270	$(5,340,648)	$1,963,395

	Nine Months Ended October 28, 2023
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,240	$962,839	$(65,722)	$5,648,700	$(4,948,419)	$1,598,638
Net income	—	—	—	488,345	—	488,345
Other comprehensive income	—	—	4,033	—	—	4,033
Issuance of 4,500 shares under equity plans	—	1,280	—	—	—	1,280
Purchase of 865,610 shares of treasury stock (including excise tax)	—	—	—	—	(267,890)	(267,890)
Cash dividends declared:
Common stock, $0.65 per share	—	—	—	(10,768)	—	(10,768)
Balance, October 28, 2023	$1,240	$964,119	$(61,689)	$6,126,277	$(5,216,309)	$1,813,638

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	November 2,	October 28,
	2024	2023
Operating activities:
Net income	$379,117	$488,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	137,817	136,482
Gain on disposal of assets	(451)	(6,006)
Accrued interest on short-term investments	(9,253)	(4,219)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,194)	(460)
Increase in merchandise inventories	(588,218)	(509,037)
Decrease in other current assets	9,820	4,610
(Increase) decrease in other assets	(1,037)	188
Increase in trade accounts payable and accrued expenses and other liabilities	447,635	354,638
Decrease in income taxes payable	(24,802)	(17,434)

Net cash provided by operating activities	349,434	447,107

Investing activities:
Purchase of property and equipment and capitalized software	(89,147)	(104,679)
Proceeds from disposal of assets	571	6,254
Proceeds from insurance	—	4,477
Purchase of short-term investments	(422,438)	(148,098)
Proceeds from maturities of short-term investments	450,852	249,962

Net cash (used in) provided by investing activities	(60,162)	7,916

Financing activities:
Cash dividends paid	(12,172)	(10,104)
Purchase of treasury stock	(104,995)	(263,249)

Net cash used in financing activities	(117,167)	(273,353)

Increase in cash and cash equivalents and restricted cash	172,105	181,670
Cash and cash equivalents and restricted cash, beginning of period	808,287	660,331

Cash and cash equivalents, end of period	$980,392	$842,001

Non-cash transactions:
Accrued capital expenditures	$9,935	$10,934
Stock awards	1,561	1,280
Accrued purchases of treasury stock and excise taxes	3,053	4,641
Lease assets obtained in exchange for new operating lease liabilities	2,152	9,186

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 2, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2025 due to, among other factors, the seasonal nature of the business.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in the update require that at each interim and annual reporting period an entity (i) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption; (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Retail operations segment:
Cosmetics	15%	14%	15%	14%
Ladies’ apparel	21	21	22	22
Ladies’ accessories and lingerie	13	13	13	13
Juniors’ and children’s apparel	9	10	9	10
Men’s apparel and accessories	19	19	19	19
Shoes	15	15	15	15
Home and furniture	3	3	3	3
	95	95	96	96
Construction segment	5	5	4	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Retail
(in thousands of dollars)	Operations	Construction	Consolidated
Three Months Ended November 2, 2024
Net sales from external customers	$1,356,240	$70,769	$1,427,009
Gross margin	603,480	4,216	607,696
Depreciation and amortization	43,976	69	44,045
Interest and debt (income) expense, net	(4,267)	(211)	(4,478)
Income before income taxes	160,413	2,093	162,506
Total assets	4,053,706	79,356	4,133,062

Three Months Ended October 28, 2023
Net sales from external customers	$1,409,487	$66,875	$1,476,362
Gross margin	638,612	3,213	641,825
Depreciation and amortization	44,641	66	44,707
Interest and debt (income) expense, net	(1,581)	(209)	(1,790)
Income before income taxes	198,369	1,010	199,379
Total assets	3,828,418	69,516	3,897,934

Nine Months Ended November 2, 2024
Net sales from external customers	$4,275,314	$190,684	$4,465,998
Gross margin	1,849,863	8,666	1,858,529
Depreciation and amortization	136,240	300	136,540
Interest and debt (income) expense, net	(11,273)	(671)	(11,944)
Income before income taxes	493,097	1,330	494,427
Total assets	4,053,706	79,356	4,133,062

Nine Months Ended October 28, 2023
Net sales from external customers	$4,422,952	$204,735	$4,627,687
Gross margin	1,934,624	8,430	1,943,054
Depreciation and amortization	135,079	193	135,272
Interest and debt (income) expense, net	(1,078)	(457)	(1,535)
Income before income taxes	631,810	2,275	634,085
Total assets	3,828,418	69,516	3,897,934

Intersegment construction revenues of $6.8 million and $14.4 million for the three months ended November 2, 2024 and October 28, 2023, respectively, and $23.6 million and $34.9 million for the nine months ended November 2, 2024 and October 28, 2023, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	November 2,	February 3,	October 28,	January 28,
(in thousands of dollars)	2024	2024	2023	2023
Contract liabilities	$67,189	$85,227	$71,675	$83,909

During the nine months ended November 2, 2024 and October 28, 2023, the Company recorded $47.1 million and $44.4 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $85.2 million and $83.9 million at February 3, 2024 and January 28, 2023, respectively.

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

Construction
	November 2,	February 3,	October 28,	January 28,
(in thousands of dollars)	2024	2024	2023	2023
Accounts receivable	$54,992	$47,240	$47,089	$44,286
Costs and estimated earnings in excess of billings on uncompleted contracts	2,186	1,695	2,069	798
Billings in excess of costs and estimated earnings on uncompleted contracts	12,436	6,307	9,120	10,909

During the nine months ended November 2, 2024 and October 28, 2023, the Company recorded $5.7 million and $10.4 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $10.9 million at February 3, 2024 and January 28, 2023, respectively.

The remaining performance obligations related to executed construction contracts totaled $248.8 million, $163.7 million and $220.9 million at November 2, 2024, February 3, 2024 and October 28, 2023, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net income	$124,596	$155,339	$379,117	$488,345

Weighted average shares of common stock outstanding	16,111	16,377	16,191	16,620

Basic and diluted earnings per share	$7.73	$9.49	$23.42	$29.38

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended November 2, 2024 and October 28, 2023.

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

At November 2, 2024, letters of credit totaling $25.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $1.8 million and $5.5 million to the Pension Plan during the three and nine months ended November 2, 2024, respectively, and expects to make additional contributions to the Pension Plan of approximately $2.5 million during the remainder of fiscal 2024.

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
(in thousands of dollars)	2024	2023	2024	2023
Components of net periodic benefit costs:
Service cost	$1,589	$1,262	$4,766	$3,785
Interest cost	3,975	3,237	11,926	9,711
Net actuarial loss	2,183	1,461	6,548	4,383
Net periodic benefit costs	$7,747	$5,960	$23,240	$17,879

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

At November 2, 2024, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Cost of shares repurchased	$106,991	$47,990	$106,991	$265,244
Number of shares repurchased	294	151	294	866
Average price per share	$364.43	$318.01	$364.43	$306.41

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of November 2, 2024, the Company had completed the authorized purchases under the February 2022 Stock Plan, and $287.0 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three and nine months ended November 2, 2024 and October 28, 2023, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at November 2, 2024 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at November 2, 2024 was approximately $337 million. The carrying value of the Company’s long-term debt at November 2, 2024 was approximately $322 million. The fair value of the Company’s subordinated debentures at November 2, 2024 was approximately $206 million. The carrying value of the Company’s subordinated debentures at November 2, 2024 was $200 million.

Note 12. Subsequent Event

On November 21, 2024, the Company announced that its Board of Directors declared a special dividend of $25.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on

January 6, 2025 to stockholders of record as of December 13, 2024. The Company expects to recognize federal and state income tax benefits due to a deduction related to that portion of the special dividend to be paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan.

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

EXECUTIVE OVERVIEW

While retail sales declined during our third quarter compared to the prior year third quarter, the Company focused on gross margin performance. The Company also focused on expense control during the quarter following its reports of increased selling, general and administrative (“SG&A”) expenses during the first half of the year.

Compared to the prior year third quarter, total retail sales (which exclude construction sales) declined 4% while retail gross margin was 44.5% of sales compared to 45.3%. Inventory increased 3% at November 2, 2024 compared to October 28, 2023.

SG&A expenses for the three months ended November 2, 2024 declined $2.9 million to $418.9 million (29.4% of sales) from $421.8 million (28.6% of sales) for the prior year third quarter.

For the three months ended November 2, 2024, the Company reported net income of $124.6 million ($7.73 per share) compared to net income of $155.3 million ($9.49 per share) for the three months ended October 28, 2023.

Net cash provided by operating activities was $349.4 million for the nine months ended November 2, 2024 compared to $447.1 million for the prior year nine-month period.

As of November 2, 2024, the Company had working capital of $1,705.6 million (including cash and cash equivalents of $980.4 million and short-term investments of $128.9 million) and $521.5 million of total debt outstanding, including $321.5 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 273 Dillard’s stores, including 28 clearance centers, and an internet store as of November 2, 2024.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	November 2,	October 28,
	2024	2023
Net sales (in millions)	$1,427.0	$1,476.4
Retail stores sales trend	(4)%	(6)%
Comparable retail stores sales trend	(4)%	(6)%
Gross margin (in millions)	$607.7	$641.8
Gross margin as a percentage of net sales	42.6%	43.5%
Retail gross margin as a percentage of retail net sales	44.5%	45.3%
Selling, general and administrative expenses as a percentage of net sales	29.4%	28.6%
Cash flow provided by operations (in millions)*	$349.4	$447.1
Total retail store count at end of period	273	273
Retail sales per square foot	$30	$31
Retail store inventory trend	3%	(1)%
Annualized retail merchandise inventory turnover	2.1	2.2

* Cash flow from operations data is for the nine months ended November 2, 2024 and October 28, 2023.

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

Service charges and other income. Service charges and other income includes income generated through the Company’s private label credit card portfolio alliances. These alliances include the former marketing and servicing alliance with Wells Fargo Bank, N.A. (“Wells Fargo Alliance”), which terminated in September 2024, and the Company’s new long-term marketing and servicing alliance with Citibank, N.A (“Citibank Alliance”), which replaced the Wells Fargo Alliance upon its termination. Other income includes rental income, shipping and handling fees and gift card breakage.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.7	1.9	1.6	1.9

	101.7	101.9	101.6	101.9

Cost of sales	57.4	56.5	58.4	58.0
Selling, general and administrative expenses	29.4	28.6	28.6	26.8
Depreciation and amortization	3.1	3.0	3.1	2.9
Rentals	0.3	0.3	0.3	0.3
Interest and debt (income) expense, net	(0.3)	(0.1)	(0.3)	0.0
Other expense	0.4	0.3	0.4	0.3
Gain on disposal of assets	0.0	(0.3)	0.0	(0.1)

Income before income taxes	11.4	13.5	11.1	13.7
Income taxes	2.7	3.0	2.6	3.1

Net income	8.7%	10.5%	8.5%	10.6%

Net Sales

	Three Months Ended
	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change
Net sales:
Retail operations segment	$1,356,240	$1,409,487	$(53,247)
Construction segment	70,769	66,875	3,894
Total net sales	$1,427,009	$1,476,362	$(49,353)

The percent change by segment and product category in the Company’s sales for the three months ended November 2, 2024 compared to the three months ended October 28, 2023 as well as the sales percentage by segment and product category to total net sales for the three months ended November 2, 2024 are as follows:

	% Change	% of
	2024 - 2023	Net Sales
Retail operations segment
Cosmetics	1.6%	15%
Ladies’ apparel	(4.2)	21
Ladies’ accessories and lingerie	(2.0)	13
Juniors’ and children’s apparel	(7.8)	9
Men’s apparel and accessories	(6.4)	19
Shoes	(4.4)	15
Home and furniture	(1.1)	3
		95
Construction segment	5.8	5
Total		100%

Net sales from the retail operations segment decreased $53.2 million, or approximately 4%, and sales in comparable stores decreased approximately 4% during the three months ended November 2, 2024 compared to the three months ended October 28, 2023. Sales in juniors’ and children’s apparel and men’s apparel and accessories decreased significantly, while sales in shoes, ladies’ apparel and ladies’ accessories and lingerie decreased moderately. Sales in home and furniture decreased slightly. Sales in cosmetics increased moderately.

The number of sales transactions decreased 7% for the three months ended November 2, 2024 compared to the three months ended October 28, 2023, while the average dollars per sales transaction increased 3%.

We recorded a return asset of $10.5 million and $11.5 million and an allowance for sales returns of $20.2 million and $22.6 million as of November 2, 2024 and October 28, 2023, respectively.

During the three months ended November 2, 2024, net sales from the construction segment increased $3.9 million, or approximately 6%, compared to the three months ended October 28, 2023 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $248.8 million as of November 2, 2024, increasing approximately 52% from February 3, 2024 and increasing approximately 13% from October 28, 2023, respectively. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

	Nine Months Ended
	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change
Net sales:
Retail operations segment	$4,275,314	$4,422,952	$(147,638)
Construction segment	190,684	204,735	(14,051)
Total net sales	$4,465,998	$4,627,687	$(161,689)

The percent change by segment and product category in the Company’s sales for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023 as well as the sales percentage by segment and product category to total net sales for the nine months ended November 2, 2024 are as follows:

	% Change	% of
	2024 - 2023	Net Sales
Retail operations segment
Cosmetics	3.0%	15%
Ladies’ apparel	(3.7)	22
Ladies’ accessories and lingerie	(2.1)	13
Juniors’ and children’s apparel	(5.3)	9
Men’s apparel and accessories	(6.8)	19
Shoes	(4.9)	15
Home and furniture	(0.2)	3
		96
Construction segment	(6.9)	4
Total		100%

Net sales from the retail operations segment decreased $147.6 million, or approximately 3%, and sales in comparable stores decreased approximately 4% during the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023. Sales in men’s apparel and accessories, juniors’ and children’s apparel and shoes decreased significantly, while sales in ladies’ apparel and ladies’ accessories and lingerie decreased moderately. Sales in home and furniture remained essentially flat. Sales in cosmetics increased moderately.

The number of sales transactions decreased 7% for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, while the average dollars per sales transaction increased 3%.

During the nine months ended November 2, 2024, net sales from the construction segment decreased $14.1 million, or approximately 7%, compared to the nine months ended October 28, 2023 due to a decrease in construction activity.

Service Charges and Other Income

					Three	Nine
	Three Months Ended		Nine Months Ended		Months	Months
	November 2,	October 28,	November 2,	October 28,	$ Change	$ Change
(in thousands of dollars)	2024	2023	2024	2023	2024 - 2023	2024 - 2023
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance and former Wells Fargo Alliance	$13,285	$16,784	$37,642	$50,908	$(3,499)	$(13,266)
Shipping and handling income	7,723	8,431	25,356	27,782	(708)	(2,426)
Other	3,115	2,594	9,465	8,992	521	473
	24,123	27,809	72,463	87,682	(3,686)	(15,219)
Construction segment	28	63	154	190	(35)	(36)
Total service charges and other income	$24,151	$27,872	$72,617	$87,872	$(3,721)	$(15,255)

Service charges and other income is composed primarily of income from the Citibank Alliance and former Wells Fargo Alliance. Income from the alliances decreased $3.5 million for the three months ended November 2, 2024 compared to the three months ended October 28, 2023, primarily from increases in credit losses and decreases in finance charge income. Income from the alliances decreased $13.3 million for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, primarily from increases in credit losses and decreases in finance charge income and late fees.

While future cash flows under the Citibank Alliance are difficult to predict, the Company expects income from this new alliance to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time.

Gross Margin

	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$603,480	$638,612	$(35,132)	(5.5)%
Construction segment	4,216	3,213	1,003	31.2
Total gross margin	$607,696	$641,825	$(34,129)	(5.3)%

Nine months ended
Retail operations segment	$1,849,863	$1,934,624	$(84,761)	(4.4)%
Construction segment	8,666	8,430	236	2.8
Total gross margin	$1,858,529	$1,943,054	$(84,525)	(4.4)%

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Gross margin as a percentage of segment net sales:
Retail operations segment	44.5%	45.3%	43.3%	43.7%
Construction segment	6.0	4.8	4.5	4.1
Total gross margin as a percentage of net sales	42.6	43.5	41.6	42.0

Gross margin, as a percentage of sales, decreased to 42.6% from 43.5% during the three months ended November 2, 2024 compared to the three months ended October 28, 2023, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 44.5% from 45.3% during the three months ended November 2, 2024 compared to the three months ended October 28, 2023, respectively, primarily as a result of increased markdowns. Gross margin decreased moderately in home and furniture and ladies’ apparel, while gross margin decreased slightly in juniors’ and children’s apparel and shoes. Gross margin remained essentially flat in cosmetics and men’s apparel and accessories. Gross margin increased slightly in ladies’ accessories and lingerie.

Gross margin, as a percentage of sales, decreased to 41.6% from 42.0% during the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, respectively.

Gross margin from retail operations, as a percentage of sales, decreased to 43.3% from 43.7% during the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, respectively. Gross margin decreased moderately in home and furniture, while gross margin decreased slightly in ladies’ apparel and shoes. Gross margin remained essentially flat in all other product categories.

Total inventory increased 3% at November 2, 2024 compared to October 28, 2023. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million and $4 million for the three and nine months ended November 2, 2024, respectively.

Inflation, trade restrictions, including tariffs, and higher interest rates are a concern for management. The extent to which our business will be affected by these factors depends on our customers’ continuing ability and willingness to accept higher costs.

Selling, General and Administrative Expenses (“SG&A”)

	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$416,652	$419,470	$(2,818)	(0.7)%
Construction segment	2,247	2,355	(108)	(4.6)
Total SG&A	$418,899	$421,825	$(2,926)	(0.7)%

Nine months ended
Retail operations segment	$1,271,508	$1,234,283	$37,225	3.0%
Construction segment	7,724	6,460	1,264	19.6
Total SG&A	$1,279,232	$1,240,743	$38,489	3.1%

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
SG&A as a percentage of segment net sales:
Retail operations segment	30.7%	29.8%	29.7%	27.9%
Construction segment	3.2	3.5	4.1	3.2
Total SG&A as a percentage of net sales	29.4	28.6	28.6	26.8

SG&A increased to 29.4% of sales during the three months ended November 2, 2024 from 28.6% of sales during the three months ended October 28, 2023, while decreasing $2.9 million. SG&A from retail operations increased to 30.7% of sales for the three months ended November 2, 2024 from 29.8% of sales for the three months ended October 28, 2023, while decreasing $2.8 million.

SG&A increased to 28.6% of sales during the nine months ended November 2, 2024 from 26.8% of sales during the nine months ended October 28, 2023, an increase of $38.5 million. SG&A from retail operations increased to 29.7% of sales for the nine months ended November 2, 2024 from 27.9% of sales for the nine months ended October 28, 2023, an increase of $37.2 million.

During the three months ended November 2, 2024 compared to the three months ended October 28, 2023, payroll and payroll-related expenses were $298.5 million and $296.7 million, increasing $1.8 million. During those periods, payroll expense decreased $0.1 million while payroll-related expenses increased $1.9 million, primarily from increased insurance benefit expense.

During the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, payroll and payroll-related expenses were $905.0 million and $869.9 million, increasing $35.1 million.

The Company plans to continue its focus of aligning expenses with sales performance.

Interest and Debt (Income) Expense, Net

	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(4,267)	$(1,581)	$(2,686)	169.9%
Construction segment	(211)	(209)	(2)	1.0
Total interest and debt (income) expense, net	$(4,478)	$(1,790)	$(2,688)	150.2%

Nine months ended
Retail operations segment	$(11,273)	$(1,078)	$(10,195)	945.7%
Construction segment	(671)	(457)	(214)	46.8
Total interest and debt (income) expense, net	$(11,944)	$(1,535)	$(10,409)	678.1%

Net interest and debt (income) expense improved $2.7 million and $10.4 million during the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023, respectively, primarily due to an increase in interest income. Interest income was $14.1 million and $11.7 million for the three months ended November 2, 2024 and October 28, 2023, respectively, and interest income was $41.4 million and $31.7 million for the nine months ended November 2, 2024 and October 28, 2023, respectively.

Other Expense

	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$6,158	$4,697	$1,461	31.1%
Construction segment	—	—	—	—
Total other expense	$6,158	$4,697	$1,461	31.1%

Nine months ended
Retail operations segment	$18,474	$14,093	$4,381	31.1%
Construction segment	—	—	—	—
Total other expense	$18,474	$14,093	$4,381	31.1%

Other expense increased $1.5 million and $4.4 million during the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023 due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(167)	$(4,053)	$3,886
Construction segment	(4)	—	(4)
Total gain on disposal of assets	$(171)	$(4,053)	$3,882

Nine months ended
Retail operations segment	$(422)	$(5,993)	$5,571
Construction segment	(29)	(13)	(16)
Total gain on disposal of assets	$(451)	$(6,006)	$5,555

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

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.3% and 22.1% for the three months ended November 2, 2024 and October 28, 2023, respectively. The Company’s estimated federal and state effective income tax rate was approximately 23.3% and 23.0% for the nine months ended November 2, 2024 and October 28, 2023, respectively. During the three and nine months ended November 2, 2024 and October 28, 2023, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2024 federal and state effective income tax rate to approximate 19%. This rate includes expected federal and state income tax benefits due to a deduction related to that portion of the special dividend of $25.00 per share to be paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan. This rate may change if results of operations for fiscal 2024 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended November 2, 2024 and October 28, 2023 follows:

	Nine Months Ended
	November 2,	October 28,
(in thousands of dollars)	2024	2023	$ Change
Operating activities	$349,434	$447,107	$(97,673)
Investing activities	(60,162)	7,916	(68,078)
Financing activities	(117,167)	(273,353)	156,186
Total Increase in Cash and Cash Equivalents and Restricted Cash	$172,105	$181,670	$(9,565)

Net cash flows from operations decreased $97.7 million during the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023. This decrease was primarily due to lower sales.

In January 2024, the Company announced that it entered into a new agreement with Citibank, N.A. (“Citi”) to provide a credit card program for Dillard’s customers under the Citibank Alliance, replacing the existing Wells Fargo Alliance. Wells Fargo owned and managed the Dillard’s private label cards under the Wells Fargo Alliance, which terminated in September 2024. The Dillard’s credit card program offered by Citi includes a new co-branded Mastercard as well as a private label credit card. The new co-branded Mastercard replaced the previous co-branded card. Additionally, Citi provides customer service functions and supports certain Dillard’s marketing and loyalty program activities related to the new program. The new program launched on August 19, 2024 for new Dillard’s credit applicants. Existing accounts transferred from Wells Fargo to Citi on September 16, 2024. The term of the new Citi agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

The Company recognized income of $37.6 million and $50.9 million during the nine months ended November 2, 2024 and October 28, 2023, respectively, from the former Wells Fargo Alliance and the Citibank Alliance.

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Citi accounts, the level of balances carried on Citi accounts by Citi customers, payment rates on Citi accounts, finance charge rates and other fees on Citi accounts, the level of credit losses for the Citi accounts as well as Citi’s ability to extend credit to our customers. We participate in the marketing of the private label cards, which includes the cost of customer reward programs.

While future cash flows under the new program are difficult to predict, the Company expects cash flows from the new program to initially be less than historical cash flows from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time. Any material decrease could adversely affect our operating results and cash flows.

Capital expenditures were $89.1 million and $104.7 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the nine months ended November 2, 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation. During the nine months ended October 28, 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska.

During the nine months ended November 2, 2024, the Company closed its Eastwood Mall Clearance Center in Niles, Ohio (120,000 square feet). The Company has also announced the upcoming closure of its leased facility at Stones River Town Centre in Murfreesboro, Tennessee (145,000 square feet). The store is expected to close in January 2025. There were no material costs associated or expected with any of these store closures. We remain committed to closing under-performing stores where appropriate and may incur future closing costs related to such stores when they close.

During the nine months ended October 28, 2023, the Company received cash proceeds of $6.3 million and recorded a related gain of $6.0 million, primarily from the sale of two store properties.

During the nine months ended October 28, 2023, the Company received proceeds from insurance of $4.5 million primarily from life insurance proceeds related to two policies.

During the nine months ended November 2, 2024 and October 28, 2023, the Company purchased certain treasury bills for $422.4 million and $148.1 million, respectively, that are classified as short-term investments. During the nine months ended November 2, 2024 and October 28, 2023, the Company received proceeds of $450.9 million and $250.0 million, respectively, related to maturities of these short-term investments.

The Company had cash and cash equivalents of $980.4 million as of November 2, 2024. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. At November 2, 2024, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability of $774.7 million.

During the nine months ended November 2, 2024, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $364.43 per share for $107.0 million (including the accrual of $2.0 million of share repurchases that had not settled as of November 2, 2024) under the Company’s stock repurchase plan. During the nine months ended October 28, 2023, the Company repurchased 0.9 million shares of Class A Common Stock at an average price of $306.41 per share for $265.2 million (including the accrual of $2.0 million of share repurchases that had not settled as of October 28, 2023) under its stock repurchase plans. As of November 2, 2024, $287.0 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act, the Company’s share repurchases after December 31, 2022 are subject to a 1% excise tax. During the nine months ended November 2, 2024 and October 28, 2023, the Company accrued $1.1 million and $2.6 million, respectively, of excise tax related to its share repurchase programs as an additional cost of treasury shares.

On November 21, 2024, the Company announced that its Board of Directors declared a special dividend of $25.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on January 6, 2025 to stockholders of record as of December 13, 2024. The Company expects to fund the dividend from cash flows from operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended February 3, 2024. As of November 2, 2024, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the 52-week period ended February 1, 2025 and beyond, statements regarding future income and cash flows from our new credit program with Citi, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures, dividends and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation, trade restrictions, including tariffs, and higher interest rates and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, higher interest rates, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation (including the Inflation Reduction Act of 2022); changes in legislation and governmental regulations, affecting trade restrictions, including tariffs, and such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s recent amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 6, 2024, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
August 4, 2024 through August 31, 2024	54,775	$346.84	54,775	$374,998,500
September 1, 2024 through October 5, 2024	132,646	361.83	132,646	327,002,805
October 6, 2024 through November 2, 2024	106,162	376.75	106,162	287,005,827
Total	293,583	$364.43	293,583	$287,005,827

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended November 2, 2024, the Company repurchased 0.3 million shares totaling $107.0 million under its stock repurchase plan. As of November 2, 2024, $287.0 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended November 2, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DILLARD’S, INC.
(Registrant)

Date:	December 6, 2024	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer