Form 10-K
period 2025-02-01
DILLARD'S, INC.
filed 2025-03-28
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2024 was $2,993,550,190.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2025:

CLASS A COMMON STOCK, $0.01 par value	11,918,431
CLASS B COMMON STOCK, $0.01 par value	3,986,233

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2025 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.   BUSINESS.

Dillard’s, Inc. (“Dillard’s”, the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964. As of February 1, 2025, we operated 272 Dillard’s stores, including 28 clearance centers, and an Internet store at dillards.com offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC (“CDI”), a portion of whose business includes constructing and remodeling stores for the Company.

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2024	Fiscal 2023	Fiscal 2022
Retail operations segment:
Cosmetics	16%	16%	15%
Ladies' apparel	20	20	21
Ladies' accessories and lingerie	14	14	14
Juniors' and children's apparel	9	9	9
Men's apparel and accessories	19	19	20
Shoes	14	14	15
Home and furniture	4	4	4
	96	96	98
Construction segment	4	4	2
Total	100%	100%	100%

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

Wells Fargo Bank, N.A. (“Wells Fargo”) previously owned and managed Dillard’s private label credit cards, including credit cards co-branded with American Express under a long-term marketing and servicing alliance (“Wells Fargo Alliance”). In January 2024, the Company announced that it entered into a new agreement with Citibank, N.A. (“Citi”) to provide the private label credit card program for Dillard’s customers under a new alliance (“Citibank Alliance”), replacing the existing credit card program under the Wells Fargo Alliance upon its termination in September 2024. The new program launched on August 19, 2024 for new Dillard’s credit applicants. Existing accounts transferred from Wells Fargo to Citi on September 16, 2024. The term of the new Citi agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by either party in accordance with the terms and conditions of the agreement.

Under the Citibank Alliance, Citi establishes, owns and manages Dillard’s private label credit cards, including a new co-branded Mastercard Incorporated card (“Mastercard,” collectively, the “private label cards”). The new co-branded Mastercard replaced the previous co-branded card. Citi retains the benefits and risks associated with the ownership of the private label card accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions.

We participate in the marketing of the private label cards, which includes the cost of customer reward programs. Citi supports certain Dillard’s marketing and loyalty program activities related to the new program. We seek to expand the number and use of the private label cards by, among other things, providing incentives to sales associates to encourage customers to make applications for new accounts, which generally can be opened while a customer is visiting one of our stores or online. Customers who open accounts are rewarded with discounts on future purchases. Private label card customers are sometimes offered advance notice of sale events.

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

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2024 ended on February 1, 2025 and contained 52 weeks. Fiscal year 2023 ended on February 3, 2024 and contained 53 weeks. Fiscal year 2022 ended on January 28, 2023 and contained 52 weeks.

Human Capital

As of December 23, 2024, the Company employed approximately 28,800 associates. Approximately 20,100 were full-time associates (greater than 35 hours per week), 6,300 were part-time associates (20-35 hours per week) and 2,400 were limited status associates (less than 20 hours per week).1 None of our associates are represented by a union.

As a department store chain, the Company employs a wide range of associates, including sales associates, management professionals, maintenance professionals, call center associates, distribution center associates, buyers, advertising and back office personnel. Given the breadth of our employee base, we tailor our human capital management efforts with a view to specific associate populations.

Of the Company’s full-time associates, approximately 87% work in the retail stores. We focus on attracting and retaining excellent associates at the store level by providing compensation and benefits packages that are competitive within the applicable market.

Training and talent development. The Company develops talent by investing in formalized classroom training, specialized training for our sales management team, ongoing mentorship programs and on-the-job experience. We seek to create an engaged workforce through open door policies and promotion opportunities. The Company’s philosophy is to develop talent and promote from within our organization, thus providing a better customer service model due to a deeper understanding of the overall business and our customers’ expectations. Career paths and opportunities for promotion are discussed with associates from the first day of training and on an ongoing basis. In order to ensure that qualified candidates are aware of store promotion opportunities, each store is directed to post promotion opportunities for supervisory positions.

As of December 23, 2024, approximately 75% of the salaried managers at our stores were promoted from hourly store positions.

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

1 For purposes of this section, all figures are based on calendar year 2024.

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

Our business depends on the orderly operation of the process of receiving and distributing merchandise, which relies on adherence to shipping schedules and effective management of distribution or fulfillment centers. Although we believe that our receiving and distribution process is efficient and that we have appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters or other catastrophic events, labor disagreements or other shipping problems may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers, which could have an adverse effect on our financial condition or results of operations.

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

Political discourse in the United States continues to focus on ways to discourage corporations in the United States from outsourcing manufacturing and production activities to foreign jurisdictions. Since 2018, the United States has imposed additional tariffs on certain items sourced from foreign countries, including China, and has modified, withdrawn from and renegotiated some of its trade agreements with foreign countries. Additional actions, including new tariffs imposed in the first few months of fiscal 2025 or potential new tariffs on Vietnam or other countries where the Company sources a significant amount of its merchandise, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions and could lead to an increase in the cost of goods and adversely affect our profitability.

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

Our timely receipt of merchandise in the United States is dependent on an efficient global supply chain. Disruptions in the supply chain could adversely impact our ability to obtain adequate inventory on a timely basis and result in lost sales, increased costs and an overall decrease in our profits. For example, many disruptions in the global transportation network have occurred recently, including attacks on shipping vessels in the Red Sea, causing changes to vessel routings, extending transit times, decreasing global vessel capacity and increasing the cost of fuel. Global port congestion related to weather and geopolitical events may also continue to impact the supply chain, and imports may continue to face delayed transit times, longer wait times at transshipment ports and schedule changes at origin ports.

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

In January 2024, the Company announced that it entered into a new agreement with Citibank, N.A. (“Citi”) to provide a credit card program for Dillard’s customers (the “Citibank Alliance”), replacing the existing Wells Fargo Alliance. The Dillard’s credit card program offered by Citi includes a new co-branded Mastercard, replacing the existing co-branded card, as well as a private label credit card. Additionally, Citi will provide customer service functions and support certain Dillard’s marketing and loyalty program activities related to the new program. The term of the agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by a party in accordance with the terms and conditions of the agreement.

The Citibank Alliance provides for certain payments to be made by Citi to the Company, including the Company’s share of earnings under this alliance. The income and cash flow that the Company receives from the Citibank Alliance is dependent upon a number of factors including the level of sales on Citi accounts, the level of balances carried on the Citi accounts by Citi customers, payment rates on Citi accounts, finance charge rates and other fees on Citi accounts, the level of credit losses for the Citi accounts, Citi’s ability to extend credit to our customers as well as the cost of customer rewards programs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. While future cash flows under the new program are difficult to predict, the Company expects income from the new program to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time. If the income or cash flow that the Company receives from the Citibank Alliance decreases, our operating results and cash flows could be adversely affected.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider, such as the Consumer Financial Protection Bureau’s amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees, which we expect could have a material adverse effect on the income and cash flows from our private label credit card program. Citi may be subject to regulations that may adversely impact its operation of the private label credit card program. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to the cardholders or negatively impact provisions which affect our earnings associated with the private label credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact Citi’s ability to facilitate consumer credit or increase the cost of credit to the cardholders.

The income and cash flow that the Company will receive from the new program with Citi will depend on the same factors that impacted the Wells Fargo Alliance. Any material decrease could adversely affect our operating results and cash flows.

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

It is possible that unauthorized persons might defeat our security measures, those of third-party service providers or vendors, and obtain personal information of customers, employees or others, or compromise our information technology systems. A breach, whether in our information technology systems or those of our third-party service providers or vendors, resulting in personal information being obtained by or exposed to unauthorized persons, could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Our reputation and our ability to attract new customers could be adversely impacted if we fail, or are perceived to have failed, to properly prevent and respond to these incidents. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, including our online sales operations. A ransomware attack may also result in exposure to business interruption and lost sales, ransom payments, costs associated with recovery of data and replacement of systems, exposure to customer and employee litigation from disclosure of confidential information, fines and penalties.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.   CYBERSECURITY.

Risk Management and Strategy. The Company has developed an information security program to assess, identify, and manage material risks from cybersecurity threats, which is included in our overall risk management system and processes through a layered governance structure. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. An internal cyber risk assessment is conducted annually. The risk assessment is used by management to consider implementing and augmenting cybersecurity controls where feasible and appropriate with the intent of mitigating cybersecurity risk exposure. The Company employs a broad array of cybersecurity tools and controls to manage exposure to cybersecurity risks.

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

The Company is currently unaware of any risks from cybersecurity threats, including those from publicly disclosed incidents with respect to other companies, that have materially affected, or are reasonably likely to materially affect the Company, including strategies, results of operations, or financial condition.

Governance. The CISO, who reports to the Senior Director of Technology, is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The CISO has been with the Company for 40 years, is a certified CISSP, CRISC, and CIPM and oversees a team of experienced individuals.

In addition to the working committee meetings described above, the CISO and Senior Director of Technology meet regularly with the Company’s President and with other members of senior management to review the current state of the cybersecurity program and emerging threats to the Company.

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

ITEM 2.   PROPERTIES.

All of our stores are owned by us or leased from third parties. At February 1, 2025, we operated 272 stores in 30 states totaling approximately 46.3 million square feet of which we owned approximately 43.3 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at February 1, 2025:

					Partially
				Owned	Owned
				Building	and
	Number	Owned	Leased	on Leased	Partially
Location	of Stores	Stores	Stores	Land	Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	14	13	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	40	37	1	2	—
Georgia	12	9	3	—	—
Iowa	3	3	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	8	6	1	1	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	2	2	—	—	—
New Mexico	5	3	2	—	—
Nevada	5	5	—	—	—
Ohio	11	10	1	—	—
Oklahoma	7	6	1	—	—
South Carolina	7	7	—	—	—
South Dakota	1	1	—	—	—
Tennessee	9	9	—	—	—
Texas	55	50	4	—	1
Utah	5	5	—	—	—
Virginia	5	5	—	—	—
Wyoming	1	1	—	—	—
Total	272	248	16	7	1

At February 1, 2025, we operated the following additional facilities:

			Owned /
Facility	Location	Square Feet	Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000

Additional property information is contained in Notes 1, 12, 13 and 14 in the “Notes to Consolidated Financial Statements,” in Item 8 hereof.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 28, 2025, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.

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

			Held Present
Name	Age	Position & Office	Office Since	Family Relationship to CEO
William Dillard, II	80	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	75	Director; President	1998	Brother of William Dillard, II
Mike Dillard	73	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	78	Director; Executive Vice President	1998	Sister of William Dillard, II
William Dillard, III	54	Director; Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	67	Director; Senior Vice President	2015	Sister of William Dillard, II
Chris B. Johnson	53	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts	62	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
Dean L. Worley	59	Vice President; General Counsel	2012	None
Brant Musgrave	52	Vice President	2014	None
Mike Litchford	59	Vice President	2016	None
Tom Bolin	62	Vice President	2016	None
Annemarie Jazic (1)	41	Vice President	2024	Niece of William Dillard, II
Alexandra Lucie	41	Vice President	2017	Niece of William Dillard, II
James D. Stockman	68	Vice President	2017	None
(1)	Mrs. Jazic served as Vice President of Online Experience from 2017 to 2024. In 2024, she added the role of Vice President of Information Technology.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Dividend Information for Common Stock

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Company’s Class B Common Stock.

While the Company currently expects to continue paying quarterly cash dividends during fiscal 2025, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.

Stockholders

As of March 1, 2025, there were 2,199 holders of record of the Company’s Class A Common Stock and 4 holders of record of the Company’s Class B Common Stock.

Repurchase of Common Stock

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
November 3, 2024 through November 30, 2024	35,900	$391.04	35,900	$272,967,521
December 1, 2024 through January 4, 2025	—	—	—	272,967,521
January 5, 2025 through February 1, 2025	—	—	—	272,967,521
Total	35,900	$391.04	35,900	$272,967,521

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

All repurchases of the Company’s Class A Common Stock in fiscal 2024 were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of February 1, 2025, $273.0 million of authorization remained under the May 2023 Stock Plan.

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

Company Performance

The graph below compares the cumulative total returns on the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company’s Class A Common Stock and each of the indices at market close on January 31, 2020 (the last trading day prior to the start of fiscal 2020) and assumes reinvestment of dividends.

The table below the graph shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index as of the last day of each of the Company’s last five fiscal years.

Stock Performance Graph
1,100
1,000
900
800
700
600
500
400
300
200
100
0
Dollars
BASE YEAR
2020
2021
2022
2023
2024
Fiscal Year
Dillard's
S&P 500
DJ US Apparel Retailers

	2020	2021	2022	2023	2024
Dillard's, Inc.	$146.97	$440.50	$700.04	$761.22	$965.99
S&P 500	117.25	141.87	132.46	164.04	202.57
DJ US Apparel Retailers	106.91	116.92	129.17	148.62	184.47

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

At February 1, 2025, Dillard’s, Inc. operates 272 retail department stores spanning 30 states and an Internet store at dillards.com. The Company also operates a general contracting construction company, CDI, a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2024 reporting period presented and discussed below ended February 1, 2025 and contained 52 weeks. The fiscal 2023 reporting period presented and discussed below ended February 3, 2024 and contained 53 weeks. The fiscal 2022 reporting period presented and discussed below ended January 28, 2023 and contained 52 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended February 1, 2025 to the 52 weeks ended February 3, 2024. Additionally, some of the information discussed below is based upon comparison of the 52 weeks ended January 27, 2024 to the 52 weeks ended January 28, 2023.

A discussion regarding results of operations and analysis of financial condition for the year ended February 3, 2024 as compared to the year ended January 28, 2023 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 3, 2024.

EXECUTIVE OVERVIEW

Fiscal 2024

In a continued challenging consumer environment in fiscal 2024, we achieved net income of $593.5 million with a comparable store sales decline of 3%. We focused on gross margin performance as well as expense control to protect profitability as sales remained weak. Shareholder return remained a priority, and we paid $413.8 million in dividends and repurchased $121.0 million of treasury stock. We ended the year in a strong financial position with $1,043.5 million in cash and cash equivalents and short-term investments.

Total retail sales for the 52 weeks ended February 1, 2025 and 53 weeks ended February 3, 2024 were $6.219 billion and $6.480 billion, respectively. Total retail sales decreased 2% for the 52-week period ended February 1, 2025 compared to the 52-week period ended February 3, 2024. Sales in comparable stores for the same period decreased 3%.

Consolidated gross margin for fiscal 2024 was 39.5% of sales compared to 40.3% of sales for fiscal 2023. Retail gross margin for fiscal 2024 was 41.0% of sales compared to 41.8% of sales for fiscal 2023. Inventory increased 7% at February 1, 2025 compared to February 3, 2024.

Consolidated selling, general and administrative expenses (“operating expenses”) for fiscal 2024 were $1,731.2 million (26.7% of sales) compared to $1,717.4 million (25.4% of sales) for fiscal 2023. The increase in operating expenses is primarily due to increased payroll and payroll-related expenses largely occurring in the first half of the year. We intensified our expense control efforts in the back half of the year and made notable progress with such.

We reported net income for fiscal 2024 of $593.5 million, or $36.82 per share, compared to $738.8 million, or $44.73 per share, for fiscal 2023. Included in net income for fiscal 2024 are federal and state income tax benefits of $30.8 million ($1.91 per share) due to a deduction related to that portion of the special dividend of $25.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year.

Included in net income for the prior year (fiscal 2023) is a pretax gain of $6.1 million ($4.7 million after tax or $0.28 per share) primarily related to the sale of two store properties. Also included in net income for fiscal 2023 are the following tax-related benefits:

•	federal and state income tax benefits of $26.1 million ($1.58 per share) due to a deduction related to that portion of the special dividend of $20.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year, and
•	a net $9.8 million ($0.59 per share) income tax benefit due to the release of valuation allowances primarily related to state net operating loss carryforwards.

Cash flow from operations was $714.1 million for fiscal 2024 and $883.6 million for fiscal 2023. During fiscal 2024, we returned $534.8 million of cash to stockholders in the form of dividends and share repurchases. At February 1, 2025, authorization of $273.0 million remained under the share repurchase program.

At February 1, 2025, we had working capital of $1,533.2 million (including cash and cash equivalents and short-term investments totaling $1,043.5 million) and total debt outstanding of $521.6 million excluding operating lease liabilities.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Fiscal 2024		Fiscal 2023	Fiscal 2022
Net sales (in millions)	$6,482.6		$6,752.1		$6,871.1
Gross margin (in millions)	$2,563.1		$2,720.9		$2,887.5
Gross margin as a percentage of net sales	39.5%		40.3%		42.0%
Retail gross margin as a percentage of retail net sales	41.0%		41.8%		43.0%
Selling, general and administrative expenses as a percentage of net sales	26.7%		25.4%		24.4%
Cash flow provided by operations (in millions)	$714.1		$883.6		$948.4
Total retail store count at end of period	272		273		277
Retail sales per square foot	$137		$143		$146
Retail stores sales trend	(2)%	*	(5)%	**	5%
Comparable retail store sales trend	(3)%	*	(4)%	**	5%
Retail store inventory trend	7%		(2)%		4%
Retail merchandise inventory turnover	2.6		2.8		2.9
*	Based upon the 52 weeks ended February 1, 2025 and the 52 weeks ended February 3, 2024.
**	Based upon the 52 weeks ended January 27, 2024 and the 52 weeks ended January 28, 2023.

Trends and Uncertainties

Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

●	Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.
●	Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the gross margin on our consolidated statement of operations will correspondingly decrease, thus reducing our net income and cash flow.
●	Success of brand—The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.
●	Sourcing—Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design

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

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): trade restrictions (including tariffs), inflation and the continuing impact of elevated United States wages. The extent to which our business will be affected by these factors depends on our customer’s continuing ability and willingness to accept price increases. Accordingly, the related financial impact to fiscal 2025 from these factors cannot be reasonably estimated at this time.

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

The Company was affected by inflation during fiscal 2024 and 2023. Our business will likely be affected by inflation in fiscal 2025, the extent of which depends on our customers’ continuing ability and willingness to accept price increases.

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

Merchandise inventory. All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 1, 2025 and February 3, 2024, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2024, 2023 or 2022. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $8 million for fiscal 2024.

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

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $21.5 million and $21.9 million and return assets of $13.0 million and $12.8 million as of February 1, 2025 and February 3, 2024, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal 2024, 2023 and 2022.

The Company’s share of income under the Citibank Alliance and the former Wells Fargo Alliance involving the Dillard’s branded private label credit cards is included as a component of service charges and other income. The Company recognized income of $54.1 million, $67.2 million and $67.8 million from the alliances in fiscal 2024, 2023 and 2022, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to claims for self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $2 million per claim). The Company’s retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 1, 2025 and February 3, 2024, insurance accruals of $40.1 million and $41.0 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. A 10% change in our self-insurance reserve would have affected net income by approximately $3 million for fiscal 2024.

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

The total amount of unrecognized tax benefits as of February 1, 2025 was $8.0 million, of which, $5.8 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 3, 2024 was $8.1 million, of which $6.0 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.

The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2021 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Pension obligations.  The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate increased to 5.6% as of February 1, 2025 from 5.1% as of February 3, 2024. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $298.9 million is appropriately stated as of February 1, 2025; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $15 million. The Company expects to make a contribution to the pension plan of approximately $8.2 million in fiscal 2025. The Company expects pension expense to be approximately $25.9 million in fiscal 2025.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated (percentages may not foot due to rounding):

	For the years ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,482,636	100.0%	$6,752,053	100.0%	$6,871,081	100.0%
Service charges and other income	107,595	1.7	122,367	1.8	125,134	1.8

	6,590,231	101.7	6,874,420	101.8	6,996,215	101.8

Cost of sales	3,919,549	60.5	4,031,108	59.7	3,983,598	58.0
Selling, general and administrative expenses	1,731,234	26.7	1,717,415	25.4	1,674,317	24.4
Depreciation and amortization	177,867	2.7	179,573	2.7	188,440	2.7
Rentals	21,419	0.3	21,569	0.3	23,169	0.3
Interest and debt (income) expense, net	(13,695)	(0.2)	(4,600)	(0.1)	30,527	0.4
Other expense	24,631	0.4	18,791	0.3	7,744	0.1
Gain on disposal of assets	(475)	—	(6,053)	(0.1)	(21,047)	(0.3)

Income before income taxes	729,701	11.3	916,617	13.6	1,109,467	16.1
Income taxes	136,225	2.1	177,770	2.6	217,830	3.2

Net income	$593,476	9.2%	$738,847	10.9%	$891,637	13.0%

Sales

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales:
Retail operations segment	$6,218,525	$6,479,580	$6,701,972
Construction segment	264,111	272,473	169,109
Total net sales	$6,482,636	$6,752,053	$6,871,081

The percent change by segment and product category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2024 - 2023	Fiscal 2024 - 2023*	Fiscal 2023 - 2022	Fiscal 2023 - 2022**
Retail operations segment
Cosmetics	1.4%	3.0%	4.3%	3.0%
Ladies’ apparel	(4.7)	(2.9)	(4.1)	(5.6)
Ladies’ accessories and lingerie	(2.7)	(1.3)	(6.4)	(7.7)
Juniors’ and children’s apparel	(5.7)	(3.9)	(7.3)	(8.7)
Men’s apparel and accessories	(7.1)	(5.6)	(4.4)	(5.8)
Shoes	(6.1)	(4.2)	(3.4)	(4.6)
Home and furniture	(0.1)	1.2	(1.0)	(2.4)
Construction segment	(3.1)	N/A	61.1	N/A
*	Based upon the 52 weeks ended February 1, 2025 and 52 weeks ended February 3, 2024.
**	Based upon the 52 weeks ended January 27, 2024 and 52 weeks ended January 28, 2023.

2024 Compared to 2023

Net sales from the retail operations segment decreased $261.1 million during the 52-week period ended February 1, 2025 compared to the 53-week period ended February 3, 2024, decreasing 4% in total store sales. Sales in comparable stores decreased 3% for the 52-week period ended February 1, 2025 compared to the 52-week period ended February 3, 2024. During the same 52-week periods, sales of men’s apparel and accessories decreased significantly, while sales of shoes, juniors’ and children’s apparel and ladies’ apparel decreased moderately. Sales of ladies’ accessories and lingerie decreased slightly. Sales of home and furniture increased slightly, while sales of cosmetics increased moderately.

The number of sales transactions during the 52-week period ended February 1, 2025 decreased 7% over the 53-week period ended February 3, 2024, while the average dollars per sales transaction increased 3%.

Net sales from the construction segment decreased $8.4 million or 3% during fiscal 2024 compared to fiscal 2023 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $202.8 million at February 1, 2025, increasing approximately 24% from February 3, 2024.

Exclusive Brand Merchandise

Sales penetration of exclusive brand merchandise for fiscal 2024, 2023 and 2022 was 22.7%, 23.5% and 23.8% of total net sales, respectively.

Service Charges and Other Income

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance and former Wells Fargo Alliance	$54,073	$67,227	$67,768
Shipping and handling income	36,637	40,134	42,505
Other	16,688	14,719	14,553
	107,398	122,080	124,826
Construction segment	197	287	308
Total service charges and other income	$107,595	$122,367	$125,134

Service charges and other income is composed primarily of income from the Citibank Alliance and former Wells Fargo Alliance. During the third quarter of fiscal 2024, the Company transitioned to its new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. While future cash flows under this new program are difficult to predict, the Company expects income from the new program to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time. Income from the alliances decreased $13.2 million in fiscal 2024 compared to fiscal 2023.

Gross Margin

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Gross margin:
Retail operations segment	$2,550,665	$2,709,071	$2,878,910
Construction segment	12,422	11,874	8,573
Total gross margin	$2,563,087	$2,720,945	$2,887,483
Gross margin as a percentage of segment net sales:
Retail operations segment	41.0%	41.8%	43.0%
Construction segment	4.7	4.4	5.1
Total gross margin as a percentage of net sales	39.5	40.3	42.0

2024 Compared to 2023

Consolidated gross margin and gross margin from retail operations decreased 80 basis points of sales during fiscal 2024 compared to fiscal 2023. During fiscal 2024, gross margin decreased moderately in home and furniture and ladies’ apparel, while gross margin decreased slightly in shoes and cosmetics. Gross margin was essentially flat in juniors’ and children’s apparel, men’s apparel and accessories and ladies’ accessories and lingerie. Retail store inventory increased 7% at February 1, 2025 compared to February 3, 2024.

Inflation and trade restrictions, including tariffs, are a concern for management. The extent to which our business will be affected by these factors depends on our customers’ continuing ability and willingness to accept higher costs.

Gross margin from the construction segment increased 30 basis points of segment net sales during fiscal 2024 compared to fiscal 2023.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
SG&A:
Retail operations segment	$1,720,907	$1,707,793	$1,666,492
Construction segment	10,327	9,622	7,825
Total SG&A	$1,731,234	$1,717,415	$1,674,317
SG&A as a percentage of segment net sales:
Retail operations segment	27.7%	26.4%	24.9%
Construction segment	3.9	3.5	4.6
Total SG&A as a percentage of net sales	26.7	25.4	24.4

2024 Compared to 2023

SG&A increased $13.8 million and 130 basis points of sales during the 52 weeks ended February 1, 2025 compared to the 53 weeks ended February 3, 2024. The increase in operating expenses is primarily due to increased payroll and payroll-related expenses, largely occurring in the first half of the year.

Payroll and payroll-related expenses for fiscal 2024 were $1,231.4 million compared to $1,217.3 million for fiscal 2023, an increase of 1.2%. The Company plans to continue its focus of aligning expenses with sales performance.

Interest and Debt (Income) Expense, Net

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Interest and debt (income) expense, net:
Retail operations segment	$(12,805)	$(3,927)	$30,614
Construction segment	(890)	(673)	(87)
Total interest and debt (income) expense, net	$(13,695)	$(4,600)	$30,527

2024 Compared to 2023

Net interest and debt (income) expense improved $9.1 million in fiscal 2024 compared to fiscal 2023 primarily due to an increase in interest income. Interest income was $53.5 million and $45.2 million in fiscal 2024 and fiscal 2023, respectively.

Other Expense

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Other expense:
Retail operations segment	$24,631	$18,791	$7,744
Construction segment	—	—	—
Total other expense	$24,631	$18,791	$7,744

2024 Compared to 2023

Other expense increased $5.8 million in fiscal 2024 compared to fiscal 2023 primarily due to an increase in the interest cost and the amortization of the net actuarial loss related to the Company’s pension plan.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Gain on disposal of assets:
Retail operations segment	$(442)	$(6,030)	$(21,046)
Construction segment	(33)	(23)	(1)
Total gain on disposal of assets	$(475)	$(6,053)	$(21,047)

Fiscal 2023

During fiscal 2023, the Company received proceeds of $6.3 million primarily from the sale of two store properties, resulting in a gain of $6.1 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was 18.7% in fiscal 2024, 19.4% in fiscal 2023 and 19.6% in fiscal 2022. The Company expects the fiscal 2025 federal and state effective income tax rate to approximate 23%.

Fiscal 2024

During fiscal 2024, income taxes included federal and state tax benefits of $30.8 million due to the deduction related to that portion of the special dividend of $25.00 per share that was paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan on January 6, 2025.

Fiscal 2023

During fiscal 2023, income taxes included federal and state tax benefits of $26.1 million due to the deduction related to that portion of the special dividend of $20.00 per share that was paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan on January 8, 2024. Income taxes also included a net $9.8 million income tax benefit due to the release of valuation allowances primarily related to increases in the expected future utilization of state net operating loss carryforwards.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. The Act includes, among other provisions, a new 15% corporate alternative minimum tax (“CAMT”), effective January 1, 2023, which had no impact on the Company’s consolidated financial results for the years ended February 1, 2025 and February 3, 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current non-operating priorities for its use of cash are strategic investments to enhance the value of existing properties, stock repurchases and dividend payments to stockholders.

Cash flows for the Company’s most recent three fiscal years were as follows:

				Dollar Change
(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024 - 2023	2023 - 2022
Operating activities	$714,127	$883,590	$948,391	$(169,463)	$(64,801)
Investing activities	(269,731)	(115,594)	(235,853)	(154,137)	120,259
Financing activities	(534,829)	(620,040)	(768,966)	85,211	148,926
Total cash (used) provided	$(90,433)	$147,956	$(56,428)	$(238,389)	$204,384

Operating Activities

The primary source of the Company’s liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company’s business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.4%, 94.3% and 95.8% of total revenues in fiscal 2024, 2023 and 2022, respectively.

Net cash flows from operations decreased $169.5 million during fiscal 2024 compared to fiscal 2023 primarily due to reduced sales and lower margins.

Operating cash inflows also include the Company’s income from the Citibank Alliance, former Wells Fargo Alliance and cash distributions from joint ventures (excluding returns of investments), if any. Operating cash outflows include net payments to vendors for inventory, services and supplies, payments to employees and payments of interest and taxes.

Wells Fargo Bank, N.A. (“Wells Fargo”) previously owned and managed Dillard’s private label credit cards, including credit cards co-branded with American Express under a long-term marketing and servicing alliance (“Wells Fargo Alliance”). In January 2024, the Company announced that it entered into a new agreement with Citibank, N.A. (“Citi”) to provide the private label credit card program for Dillard’s customers under a new alliance (“Citibank Alliance”), replacing the existing credit card program under the Wells Fargo Alliance upon its termination in September 2024. The new program launched on August 19, 2024 for new Dillard’s credit applicants. Existing accounts transferred from Wells Fargo to Citi on September 16, 2024. The term of the new Citi agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by either party in accordance with the terms and conditions of the agreement.

Under the Citibank Alliance, Citi establishes, owns and manages Dillard’s private label credit cards, including a new co-branded Mastercard Incorporated card (“Mastercard,” collectively, the “private label cards”). The new co-branded Mastercard replaced the previous co-branded card. Citi retains the benefits and risks associated with the ownership of the private label card accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $54.1 million, $67.2 million and $67.8 million from the Citibank Alliance and the former Wells Fargo Alliance during fiscal 2024, 2023 and 2022, respectively.

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

At February 1, 2025, the Company had purchase obligations of $1,248.2 million outstanding for merchandise and store construction commitments, all of which are expected to be paid during fiscal 2025.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and maturities of short-term investments. Cash outflows from investing activities generally include payments for capital expenditures such as property and equipment and purchases of short-term investments.

Cash used in investing activities increased $154.1 million during fiscal 2024 compared to fiscal 2023 primarily due to a net increase in short-term investments.

Capital expenditures decreased $28.4 million for fiscal 2024 compared to fiscal 2023. During fiscal 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation. During fiscal 2023, the Company opened a 100,000 square foot expansion at Gateway Mall in Lincoln, Nebraska.

During fiscal 2024, the Company closed (1) its Eastwood Mall Clearance Center in Niles, Ohio (120,000 square feet) and (2) its leased facility at Stones River Town Centre in Murfreesboro, Tennessee (145,000 square feet). There were no material costs associated or expected with any of these store closures. We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

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

During fiscal 2024 and 2023, the Company purchased certain treasury bills for $696.7 million and $295.4 million, respectively, that are classified as short-term investments. During fiscal 2024 and 2023, the Company received proceeds of $530.9 million and $301.9 million, respectively, related to maturities of its short-term investments.

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

Cash used in financing activities improved to $534.8 million in fiscal 2024 from $620.0 million in fiscal 2023 due to decreases in treasury stock purchases during 2024.

Stock Repurchase.   In May 2021, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“May 2021 Stock Plan”). In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”). In May 2023, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A

Common Stock under an open-ended plan (“May 2023 Stock Plan”). As of February 1, 2025, the Company had completed the authorized purchases under the May 2021 Stock Plan and the February 2022 Stock Plan, and $273.0 million of authorization remained under the May 2023 Stock Plan.

During fiscal 2024, the Company repurchased 0.3 million shares of Class A Common Stock for $121.0 million at an average price of $367.33 per share. During fiscal 2023, the Company repurchased 0.9 million shares of Class A Common Stock for $281.4 million at an average price of $306.66 per share. The ultimate disposition of the repurchased stock has not been determined.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 are subject to a 1% excise tax. At February 1, 2025, the Company had accrued $1.2 million of excise tax related to its share repurchase program.

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

Effective June 16, 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. Pursuant to the 2023 amendment, borrowings under the credit agreement bore interest, at our option, at a rate per annum equal to (1) the then alternative base rate plus the applicable rate or (2) adjusted term or daily simple SOFR, in each case plus 0.10% per annum, plus the applicable rate. The applicable rate was defined as (A) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.75% per annum in the case of term benchmark and RFR loans and (y) 0.75% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The commitment fee for unused borrowings was 0.30% per annum if average borrowings were less than 35% of the total commitment and 0.25% per annum if average borrowings were greater than or equal to 35% of the total commitment. As long as availability exceeds $80 million and no specified event of default has occurred or is continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2023 amendment, was scheduled to mature on April 28, 2026.

No borrowings were outstanding at February 1, 2025. Letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million at February 1, 2025. The Company had no borrowings during fiscal 2024, 2023 and 2022.

In March 2025, the Company amended and extended its revolving credit facility (the "2025 amendment") replacing the Company's previous amended credit agreement. The new amended credit agreement remains at $800 million with a $200 million expansion option, and the new maturity date is March 12, 2030. There are no financial covenant requirements under the amended credit agreement provided availability exceeds $80 million and no specified event of default has occurred or is continuing. The 2025 amendment continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment also reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitment and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitment. The facility was arranged by JPMorgan Chase Bank, N.A. The new amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.

Long-term Debt.   At February 1, 2025, the Company had $321.6 million of long-term debt, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.000% to 7.750% with due dates from fiscal 2026 through fiscal 2028.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2025	$—
2026	96.0
2027	80.0
2028	145.8
2029	—

During fiscal 2025, the Company expects to accrue interest expense of $23.8 million on its long-term debt.

Subordinated Debentures.   As of February 1, 2025, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

During fiscal 2025, the Company expects to accrue interest expense of $15.0 million on its subordinated debentures.

Dividends. During fiscal 2024 and 2023, in addition to our typical quarterly dividends, the Board of Directors declared a special dividend of $25.00 per share and $20.00 per share, respectively, that was paid on the Class A Common Stock and Class B Common Stock of the Company.

Outlook

The Company expects to finance its operations in the short-term and the long-term from cash on hand, cash flows generated from operations and, if necessary, utilization of our revolving credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.

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

COMMERCIAL COMMITMENTS

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars)	Total Amounts				After
Other Commercial Commitments	Committed	Within 1 year	2 - 3 years	4 - 5 years	5 years
$800 million line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	25,345	25,045	300	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$25,345	$25,045	$300	$—	$—
(1)	At February 1, 2025, letters of credit totaling $25.3 million were issued under the credit agreement.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including those statements included under the heading “Outlook” included in this Management’s Discussion and Analysis and other statements regarding management’s expectations and forecasts for the remainder of fiscal 2025 and beyond, statements regarding future income and cash flows from our new credit program with Citi, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation, trade restrictions, including tariffs, and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; changes in legislation and governmental regulations, affecting trade restrictions, including tariffs, and such matters as the cost of employee benefits or credit card income, such as the Consumer Financial Protection Bureau’s amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A, Risk Factors” in this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below provides information about the Company’s obligations that are sensitive to changes in interest rates. The table presents maturities of the Company’s long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

	Expected Maturity Date
	(fiscal year)
(in thousands of dollars)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Long-term debt	$—	$96,000	$80,000	$145,825	$—	$—	$321,825	$336,423
Average fixed interest rate	—%	7.8%	7.8%	7.0%	—%	—%	7.4%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$206,000
Average interest rate	—	—	—	—	—	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $800 million revolving credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries. The credit agreement provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. At February 1, 2025, borrowings under the credit agreement bore interest, at our option, at a rate per annum equal to (1) the then alternative base rate plus the applicable rate or (2) adjusted term or daily simple SOFR, in each case plus 0.10% per annum, plus the applicable rate. The applicable rate was defined as (A) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.75% per annum in the case of term benchmark and RFR loans and (y) 0.75% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The commitment fee for unused borrowings was 0.30% per annum if average borrowings were less than 35% of the total commitments and 0.25% per annum if average borrowings were greater than or equal to 35% of the total commitments. The Company had no weighted average borrowings under this facility during fiscal 2024.

In March 2025, the Company amended and extended its senior secured revolving credit facility (the "2025 amendment") replacing the Company's previous amended credit agreement. The 2025 amendment, among other things, continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment also reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitments and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitments. See Note 15, Subsequent Event, for additional information regarding the 2025 amendment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2025.

Our independent registered public accounting firm, KPMG LLP (“KPMG”), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of February 1, 2025. Please refer to KPMG’s “Report of Independent Registered Public Accounting Firm” on page F-2 of this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three months ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

(b) During the three months ended February 1, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

The information called for by this item regarding insider trading policies of the Company is incorporated herein by reference from the information under the heading “Information Regarding the Board and Its Committees” in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from the information under the headings “2024 Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise prices of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders*	—	$—	8,196,085
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	8,196,085
*	Included in this category are the following equity compensation plans, which have been approved by the Company’s stockholders:

Number of securities
available for future
Equity compensation plan	issuance
1990 Incentive and Nonqualified Stock Option Plan	5,125,417
1998 Incentive and Nonqualified Stock Option Plan	1,760,905
2000 Incentive and Nonqualified Stock Option Plan	382,705
Dillard's, Inc. Stock Bonus Plan	678,367
Dillard's, Inc. Stock Purchase Plan	131,605
Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan	117,086
8,196,085

There are no non-stockholder approved plans. Balances presented in the table above are as of February 1, 2025.

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

*4(b)	Description of Securities (Exhibit 4(b) to Form 10-K for the fiscal year ended February 3, 2024, File No. 1-6140).

*+10(a)	1990 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1993, File No. 1-6140).

*+10(b)	Senior Management Cash Bonus Plan (Exhibit 10(d) to Form 10-K for the fiscal year ended January 28, 1995, File No. 1-6140).

*+10(c)	1998 Incentive and Nonqualified Stock Option Plan (Exhibit 10(b) to Form 10-K for the fiscal year ended January 30, 1999, File No. 1-6140).

*+10(d)	2000 Incentive and Nonqualified Stock Option Plan (Exhibit 10(e) to Form 10-K for the fiscal year ended February 3, 2001, File No. 1-6140).

*+10(e)	Dillard’s, Inc. Stock Bonus Plan, as amended (Exhibit 10(e) to Form 10-K for the fiscal year ended January 30, 2016, File No. 1-6140).

*+10(f)	Dillard’s, Inc. Stock Purchase Plan (Exhibit 10.2 to Form 10-Q for the quarter ended April 30, 2005, File No. 1-6140).

*+10(g)	Dillard’s, Inc. 2005 Non-Employee Director Restricted Stock Plan, as amended (Exhibit 10 to Form 10-Q for the fiscal quarter ended May 4, 2024, File No. 1-6140).

*+10(h)	Amended and Restated Dillard's Corporate Officers Non-Qualified Pension Plan (Exhibit 10.1 to Form 8-K dated as of November 21, 2007, File No. 1-6140).

*#10(i)

Credit Card Program Agreement by and between Dillard’s, Inc., Citibank, N.A., and for the limited purposes stated therein, Dillard Investment Co. Inc. (Exhibit 10(k) to Form 10-K for the fiscal year ended February 3, 2024, File No. 1-6140).

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

*10(n)

Amendment No. 4 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.2 to Form 10-Q for the quarter ended July 29, 2023, File No. 1-6140).

*10(o)

Amendment No. 5 to Five-Year Credit Agreement between Dillard’s, Inc., Dillard Store Services, Inc. and JPMorgan Chase Bank, N.A. as agent for a syndicate of lenders (Exhibit 10.1 to Form 8-K dated as of March 18, 2025, File No. 1-6140).

19	Dillard’s, Inc. Insider Trading Policy

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(c)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*97	Dillard’s, Inc. Policy for the Recovery of Erroneously Awarded Compensation (Exhibit 97 to Form 10-K for the fiscal year ended February 3, 2024, File No. 1-6140).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Incorporated by reference as indicated.
+	A management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted because such portions are both not material and is the type the registrant customarily and actually treats as private or confidential.

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

Date: March 28, 2025

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
/s/ Nick White
Nick White Director

Date: March 28, 2025

INDEX OF FINANCIAL STATEMENTS

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended February 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Dillard's, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dillard's, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Pension Plan projected benefit obligation

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company had an unfunded, non-qualified defined benefit plan (Pension Plan) with a projected benefit obligation of $298.9 million as of February 1, 2025. The Pension Plan’s costs are accounted for using actuarial valuations. The discount rate that the Company utilizes for determining the projected benefit obligation is based on the FTSE Above Median Pension yield curve as of the end of each fiscal year.

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

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s benefit obligation process, including a control related to the actuarial determination of the discount rate used in the measurement of the projected benefit obligation. Additionally, we involved an actuarial professional with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rate by:

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

Dallas, Texas

March 28, 2025

Consolidated Balance Sheets

Dollars in Thousands

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$717,854	$808,287
Accounts receivable	55,700	60,547
Short-term investments	325,675	148,036
Merchandise inventories	1,172,047	1,093,999
Other current assets	96,794	97,341
Total current assets	2,368,070	2,208,210
Property and equipment:
Land and land improvements	47,183	47,183
Buildings and leasehold improvements	3,112,469	3,063,322
Furniture, fixtures and equipment	605,959	547,150
Buildings under construction	10,718	54,816
Less accumulated depreciation and amortization	(2,774,081)	(2,638,167)
	1,002,248	1,074,304
Operating lease assets	33,562	42,681
Deferred income taxes	69,099	63,951
Other assets	58,075	59,760
Total assets	$3,531,054	$3,448,906
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$795,023	$782,545
Current portion of operating lease liabilities	11,411	11,252
Federal and state income taxes	28,472	33,959
Total current liabilities	834,906	827,756
Long-term debt	321,567	321,461
Operating lease liabilities	22,345	31,728
Other liabilities	356,076	370,893
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A— 120,075,882 and 120,066,708 shares issued; 11,923,536 and 12,243,845 shares outstanding	1,201	1,200
Common stock, Class B (convertible)— 3,986,233 and 3,986,233 shares issued and outstanding	40	40
Additional paid-in capital	971,524	967,348
Accumulated other comprehensive loss	(49,851)	(87,208)
Retained earnings	6,228,048	6,048,288
Less treasury stock, at cost, Class A— 108,152,346 and 107,822,863 shares	(5,354,802)	(5,232,600)
Total stockholders’ equity	1,796,160	1,697,068
Total liabilities and stockholders’ equity	$3,531,054	$3,448,906

See notes to consolidated financial statements.

Consolidated Statements of Income

Dollars in Thousands, Except Per Share Data

	Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$6,482,636	$6,752,053	$6,871,081
Service charges and other income	107,595	122,367	125,134
	6,590,231	6,874,420	6,996,215
Cost of sales	3,919,549	4,031,108	3,983,598
Selling, general and administrative expenses	1,731,234	1,717,415	1,674,317
Depreciation and amortization	177,867	179,573	188,440
Rentals	21,419	21,569	23,169
Interest and debt (income) expense, net	(13,695)	(4,600)	30,527
Other expense	24,631	18,791	7,744
Gain on disposal of assets	(475)	(6,053)	(21,047)
Income before income taxes	729,701	916,617	1,109,467
Income taxes	136,225	177,770	217,830
Net income	$593,476	$738,847	$891,637
Earnings per share:
Basic	$36.82	$44.73	$50.81
Diluted	36.82	44.73	50.81

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Dollars in Thousands

	Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net income	$593,476	$738,847	$891,637
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $3,249, $(5,003) and $1,560, respectively)	37,357	(21,486)	(42,924)

Comprehensive income	$630,833	$717,361	$848,713

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Dollars in Thousands, Except Share and Per Share Data

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Class A	Class B	Capital	Loss	Earnings	Stock	Total
Balance, January 29, 2022	$1,200	40	956,653	(22,798)	5,027,922	(4,511,799)	$1,451,218
Net income	—	—	—	—	891,637	—	891,637
Other comprehensive loss	—	—	—	(42,924)	—	—	(42,924)
Issuance of 19,062 shares under equity plans	—	—	6,186	—	—	—	6,186
Purchase of 1,708,918 shares of treasury stock	—	—	—	—	—	(436,620)	(436,620)
Cash dividends declared:
Common stock, $15.80 per share	—	—	—	—	(270,859)	—	(270,859)
Balance, January 28, 2023	1,200	40	962,839	(65,722)	5,648,700	(4,948,419)	1,598,638
Net income	—	—	—	—	738,847	—	738,847
Other comprehensive loss	—	—	—	(21,486)	—	—	(21,486)
Issuance of 12,754 shares under equity plans	—	—	4,509	—	—	—	4,509
Purchase of 917,652 shares of treasury stock (including excise tax)	—	—	—	—	—	(284,181)	(284,181)
Cash dividends declared:
Common stock, $20.90 per share	—	—	—	—	(339,259)	—	(339,259)
Balance, February 3, 2024	1,200	40	967,348	(87,208)	6,048,288	(5,232,600)	1,697,068
Net income	—	—	—	—	593,476	—	593,476
Other comprehensive income	—	—	—	37,357	—	—	37,357
Issuance of 9,174 shares under equity plans	1	—	4,176	—	—	—	4,177
Purchase of 329,483 shares of treasury stock (including excise tax)	—	—	—	—	—	(122,202)	(122,202)
Cash dividends declared:
Common stock, $26.00 per share	—	—	—	—	(413,716)	—	(413,716)
Balance, February 1, 2025	$1,201	$40	$971,524	$(49,851)	$6,228,048	$(5,354,802)	$1,796,160

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating activities:
Net income	$593,476	$738,847	$891,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	179,522	181,182	190,030
Deferred income taxes	(8,992)	(17,724)	(15,299)
Gain on disposal of assets	(475)	(6,053)	(21,047)
Gain from insurance proceeds	—	—	(160)
Accrued interest on short-term investments	(11,757)	(5,679)	(3,206)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,847	(3,595)	(17,175)
(Increase) decrease in merchandise inventories	(78,048)	26,209	(40,030)
Decrease (increase) in other current assets	2,277	(7,819)	(5,359)
Increase in other assets	(787)	(4,678)	(1,161)
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	36,471	(22,492)	(28,582)
(Decrease) increase in income taxes payable	(2,407)	5,392	(1,257)
Net cash provided by operating activities	714,127	883,590	948,391
Investing activities:
Purchase of property and equipment and capitalized software	(104,552)	(132,944)	(120,105)
Proceeds from disposal of assets	703	6,328	25,062
Proceeds from insurance	—	4,477	4,886
Purchase of short-term investments	(696,734)	(295,354)	(245,696)
Proceeds from maturities of short-term investments	530,852	301,899	100,000
Net cash used in investing activities	(269,731)	(115,594)	(235,853)
Financing activities:
Principal payments on long-term debt	—	—	(44,800)
Cash dividends paid	(413,795)	(338,629)	(271,313)
Purchase of treasury stock	(121,034)	(281,411)	(452,853)
Net cash used in financing activities	(534,829)	(620,040)	(768,966)
(Decrease) increase in cash and cash equivalents and restricted cash	(90,433)	147,956	(56,428)
Cash and cash equivalents and restricted cash, beginning of period	808,287	660,331	716,759
Cash and cash equivalents and restricted cash, end of period	$717,854	$808,287	$660,331
Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$6,783	$6,219	$5,155
Stock awards	4,176	4,509	6,186
Accrued purchases of treasury stock and excise taxes	1,168	2,770	—
Lease assets obtained in exchange for new operating lease liabilities	2,852	20,477	3,660

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (“Dillard’s” or the “Company”) operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2024 ended on February 1, 2025 and included 52 weeks. Fiscal year 2023 ended on February 3, 2024 and included 53 weeks. Fiscal year 2022 ended on January 28, 2023 and included 52 weeks.

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

Accounts Receivable—Accounts receivable primarily consists of construction receivables of the Company’s general contracting construction company, CDI Contractors, LLC (“CDI”), and the monthly settlements of Dillard’s share of earnings from its long-term marketing and servicing private label credit card portfolio alliances. Construction receivables are based on amounts billed to customers. The Company provides any allowance for doubtful accounts considered necessary based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Accounts that are past due more than 120 days are considered for write-off based on individual credit evaluation and specific circumstances of the customer.

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

Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At February 1, 2025 and February 3, 2024, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2024, 2023 or 2022.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company’s stores and warehouses are generally performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2024, 2023, and 2022 was $2.0 million, $2.2 million and $1.9 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

Buildings and leasehold improvements	20 - 40 years
Furniture, fixtures and equipment	3 - 10 years

Properties leased by the Company under lease agreements which are determined to be finance leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. The assets under finance leases and leasehold improvements under operating leases are amortized on the straight-line method over the shorter of their useful lives or the related lease terms. The provision for amortization of assets under finance leases is included in depreciation and amortization expense, if any.

Included in property and equipment as of February 1, 2025 and February 3, 2024 are assets held for sale in the amount of $7.6 million. During fiscal 2023, the Company received cash proceeds of $6.3 million and realized a gain of $6.1 million primarily related to the sale of two store properties. During fiscal 2022, the Company received cash proceeds of $25.1 million and realized a gain of $21.0 million primarily related to the sale of three store properties.

Depreciation and amortization on property and equipment was approximately $178 million, $180 million and $188 million for fiscal 2024, 2023 and 2022, respectively.

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

During fiscal 2024, 2023 and 2022, no asset impairment and store closing charges were recorded.

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

Insurance Accruals—The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company’s self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company’s historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of February 1, 2025 and February 3, 2024, insurance accruals of $40.1 million and $41.0 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.

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

Citibank, N.A. (“Citi”) owns and manages Dillard’s private label cards under a 10-year agreement (“Citibank Alliance”) which expires in fiscal 2034. Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Citi accounts, the level of balances carried on Citi accounts by Citi customers, payment rates on Citi accounts, finance charge rates and other fees on Citi accounts, the level of credit losses for the Citi accounts as well as Citi’s ability to extend credit to our customers. The Company’s share of income under the Citibank Alliance and former Wells Fargo Alliance is included as a component of service charges and other income. The Company recognized income of $54.1 million, $67.2 million and $67.8 million from the Citibank Alliance and former Wells Fargo Alliance in fiscal 2024, 2023 and 2022, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases.

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

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of February 1, 2025 and February 3, 2024, gift card liabilities of $65.6 million and $67.3 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $36.2 million, $38.1 million and $38.6 million, net of cooperative advertising reimbursements of $3.7 million, $4.4 million and $5.6 million for fiscal 2024, 2023 and 2022, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

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

Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2024.

Recently Adopted Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU was adopted for the fiscal period beginning February 4, 2024.

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

The Company’s chief operating decision maker is the Executive Committee of the Board of Directors, which is comprised of Dillard’s Chief Executive Officer and its President. The members of Dillard’s Executive Committee use their experience in the retail industry and extensive and specific knowledge of the Dillard’s businesses when assessing segment performance and deciding how to allocate resources.

The following table summarizes the percentage of net sales by segment and major product line:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Retail operations segment:
Cosmetics	16%	16%	15%
Ladies’ apparel	20	20	21
Ladies’ accessories and lingerie	14	14	14
Juniors’ and children’s apparel	9	9	9
Men’s apparel and accessories	19	19	20
Shoes	14	14	15
Home and furniture	4	4	4
	96	96	98
Construction segment	4	4	2
Total	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations.

	Fiscal 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$6,218,525	$295,218	$6,513,743
Elimination of intersegment revenues	-	(31,107)	(31,107)
Net sales from external customers	6,218,525	264,111	6,482,636

Reconciliation of revenue
Service charges and other income	107,398	197	107,595
Total net sales and service charges and other income	6,325,923	264,308	6,590,231

Less: (a)
Cost of sales	3,667,860	251,689	3,919,549
Payroll expense (b)	1,087,360	7,338	1,094,698
Depreciation and amortization	177,498	369	177,867
Rentals	21,199	220	21,419
Interest and investment income	(52,679)	(890)	(53,569)
Interest and debt expense	39,874	-	39,874
Other segment items (c)	657,736	2,956	660,692
Income before income taxes	$727,075	$2,626	729,701
Income taxes			136,225
Net income			$593,476

Gross margin (d)	$2,550,665	$12,422	$2,563,087
Gross margin percentage	41.0%	4.7%	39.5%

Total assets	$3,453,795	$77,259	$3,531,054
Capital expenditures	$104,311	$241	$104,552

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All SG&A items other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is Net sales from external customers less Cost of sales.

	Fiscal 2023
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$6,479,580	$320,795	$6,800,375
Elimination of intersegment revenues	-	(48,322)	(48,322)
Net sales from external customers	6,479,580	272,473	6,752,053

Reconciliation of revenue
Service charges and other income	122,080	287	122,367
Total net sales and service charges and other income	6,601,660	272,760	6,874,420

Less: (a)
Cost of sales	3,770,509	260,599	4,031,108
Payroll expense (b)	1,079,215	7,049	1,086,264
Depreciation and amortization	179,315	258	179,573
Rentals	21,353	216	21,569
Interest and investment income	(44,567)	(673)	(45,240)
Interest and debt expense	40,640	-	40,640
Other segment items (c)	641,339	2,550	643,889
Income before income taxes	$913,856	$2,761	916,617
Income taxes			177,770
Net income			$738,847

Gross margin (d)	$2,709,071	$11,874	$2,720,945
Gross margin percentage	41.8%	4.4%	40.3%

Total assets	$3,377,632	$71,274	$3,448,906
Capital expenditures	$132,599	$345	$132,944

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All SG&A items other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is Net sales from external customers less Cost of sales.

	Fiscal 2022
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$6,701,972	$214,011	$6,915,983
Elimination of intersegment revenues	-	(44,902)	(44,902)
Net sales from external customers	6,701,972	169,109	6,871,081

Reconciliation of revenue
Service charges and other income	124,827	307	125,134
Total net sales and service charges and other income	6,826,799	169,416	6,996,215

Less: (a)
Cost of sales	3,823,062	160,536	3,983,598
Payroll expense (b)	1,042,726	5,590	1,048,316
Depreciation and amortization	188,227	213	188,440
Rentals	23,031	138	23,169
Interest and investment income	(12,740)	(87)	(12,827)
Interest and debt expense	43,354	-	43,354
Other segment items (c)	610,464	2,234	612,698
Income before income taxes	$1,108,675	$792	1,109,467
Income taxes			217,830
Net income			$891,637

Gross margin (d)	$2,878,910	$8,573	$2,887,483
Gross margin percentage	43.0%	5.1%	42.0%

Total assets	$3,274,072	$55,078	$3,329,150
Capital expenditures	$118,872	$1,233	$120,105

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All SG&A items other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is Net sales from external customers less Cost of sales.

Intersegment construction revenues of $31.1 million, $48.3 million and $44.9 million were eliminated during consolidation and have been excluded from net sales for fiscal 2024, 2023 and 2022, respectively.

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

Retail
	February 1,	February 3,	January 28,
(in thousands of dollars)	2025	2024	2023
Contract liabilities	$76,667	$85,227	$83,909

During fiscal 2024 and 2023, the Company recorded $56.3 million and $55.0 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $85.2 million and $83.9 million, at February 3, 2024 and January 28, 2023, respectively.

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

Construction
	February 1,	February 3,	January 28,
(in thousands of dollars)	2025	2024	2023
Accounts receivable	$46,646	$47,240	$44,286
Costs and estimated earnings in excess of billings on uncompleted contracts	3,913	1,695	798
Billings in excess of costs and estimated earnings on uncompleted contracts	6,983	6,307	10,909

During fiscal 2024 and 2023, the Company recorded $6.0 million and $10.3 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $6.3 million and $10.9 million at February 3, 2024 and January 28, 2023, respectively.

The remaining performance obligations related to executed construction contracts totaled $202.8 million and $163.7 million at February 1, 2025 and February 3, 2024, respectively.

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

Effective June 16, 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, the Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. Pursuant to the 2023 amendment, borrowings under the credit agreement bore interest, at our option, at a rate per annum equal to (1) the then alternative base rate plus the applicable rate or (2) adjusted term or daily simple SOFR, in each case plus 0.10% per annum, plus the applicable rate. The applicable rate was defined as (A) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.75% per annum in the case of term benchmark and RFR loans and (y) 0.75% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The commitment fee for unused borrowings was 0.30% per annum if average borrowings were less than 35% of the total commitments and 0.25% per annum if average borrowings were greater than or equal to 35% of the total commitments. As long as availability exceeds $80 million and no specified event of default has occurred or is continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2023 amendment, was scheduled to mature on April 28, 2026.

No borrowings were outstanding at February 1, 2025. Letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million at February 1, 2025. The Company had no borrowings during fiscal 2024, 2023 and 2022.

See Note 15, Subsequent Event, for additional information regarding an amendment to the credit agreement.

4.  Long-Term Debt

Long-term debt, including any current portion, of $321.6 million and $321.5 million was outstanding at February 1, 2025 and February 3, 2024, respectively. The debt outstanding at February 1, 2025 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.750% and maturing during fiscal 2026 through fiscal 2028. There are no financial covenants under any of the debt agreements.

Long-term debt maturities over the next five years are (in millions):

Long-Term Debt
Fiscal Year	Maturities
2025	$—
2026	96.0
2027	80.0
2028	145.8
2029	—

Net interest and debt (income) expense consists of the following:

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Interest on long-term debt and subordinated debentures	$36,655	$37,308	$40,123
Revolving credit facility expenses	2,500	2,564	2,518
Amortization of debt expense	714	712	709
Investment interest income	(53,569)	(45,240)	(12,827)
Other interest	5	56	4
	$(13,695)	$(4,600)	$30,527

Interest paid during fiscal 2024, 2023 and 2022 was approximately $37.5 million, $45.0 million and $44.7 million, respectively.

5.  Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	February 1, 2025	February 3, 2024
Trade accounts payable	$601,175	$562,408
Accrued expenses:
Taxes, other than income	48,161	58,063
Salaries, wages and employee benefits	78,542	84,522
Liability to customers	47,184	61,039
Interest	7,281	3,726
Rent	1,433	1,778
Other	11,247	11,009
	$795,023	$782,545

Supplier Finance Program

The Company has a supplier finance program, whereby participating suppliers have the option of payment in advance of an invoice due date, which is paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company agrees to pay the administering bank the stated amount of confirmed invoices from its designated suppliers on the Company’s standard payment terms or on the original due dates of the invoices, as applicable. The Company’s suppliers are not required to participate in the supplier finance program.

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

A reconciliation of the amount of obligations confirmed under the program that remain unpaid by the Company is presented below:

(in thousands of dollars)	Fiscal 2024	Fiscal 2023
Confirmed obligations outstanding under the program	$1,599	$1,791
Invoices confirmed during the year	20,742	24,125
Confirmed invoices paid during the year	(20,957)	(24,317)
Confirmed obligations outstanding at the end of the year	$1,384	$1,599

6.  Income Taxes

The provision for federal and state income taxes is summarized as follows:

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current:
Federal	$136,281	$185,082	$220,089
State	8,936	10,412	13,040
	145,217	195,494	233,129
Deferred:
Federal	(7,382)	(12,621)	(1,652)
State	(1,610)	(5,103)	(13,647)
	(8,992)	(17,724)	(15,299)
	$136,225	$177,770	$217,830

A reconciliation between the Company’s income tax provision and income taxes using the federal statutory income tax rate of 21% is presented below:

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Income tax at the statutory federal rate	$153,237	$192,490	$232,988
State income taxes, net of federal benefit	6,850	14,529	20,616
Net changes in unrecognized tax benefits, interest and penalties/reserves	(395)	458	1,598
Tax benefit of federal credits	(1,407)	(1,571)	(1,724)
Changes in cash surrender value of life insurance policies	(310)	(383)	(389)
Changes in valuation allowance	(351)	(9,766)	(22,071)
Tax benefit of dividends paid to ESOP	(26,630)	(21,990)	(17,257)
Other	5,231	4,003	4,069
	$136,225	$177,770	$217,830

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of February 1, 2025 and February 3, 2024 are as follows:

	February 1,	February 3,
(in thousands of dollars)	2025	2024
Prepaid expenses	$58,592	$56,808
Joint venture basis differences	7,614	7,954
Differences between book and tax basis of inventory	31,215	30,551
Operating lease assets	7,586	9,670
Other	2	716
Total deferred tax liabilities	105,009	105,699
Property and equipment bases and depreciation differences	(57,394)	(50,123)
Accruals not currently deductible	(86,878)	(87,396)
Operating lease liabilities	(7,731)	(9,853)
Net operating loss carryforwards	(21,405)	(21,750)
Other	(1,446)	(1,030)
Total deferred tax assets	(174,854)	(170,152)
Valuation allowance	1,119	1,470
Net deferred tax assets	(173,735)	(168,682)
Net deferred income taxes	$(68,726)	$(62,983)

Deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates. State deferred tax assets and liabilities, including net operating loss carryforwards and valuation allowances, are presented net of related federal tax effects.

At February 1, 2025, the Company had a deferred tax asset of approximately $21.4 million, primarily related to state net operating loss carryforwards that could be utilized to reduce the tax liabilities of future years. Approximately $6.5 million of these carryforwards have indefinite lives, and approximately $14.9 million will expire between fiscal 2025 and 2040. State deferred tax assets were reduced by a valuation allowance of approximately $1.1 million primarily for the net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is “more likely than not” that the benefit of the net operating losses will not be realized.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	February 1,	February 3,
(in thousands of dollars)	2025	2024
Net deferred tax assets - deferred income taxes	$(69,099)	$(63,951)
Net deferred tax liabilities - other liabilities	373	968
Net deferred income taxes	$(68,726)	$(62,983)

The total amount of unrecognized tax benefits as of February 1, 2025 was $8.0 million, of which $5.8 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 3, 2024 was $8.1 million, of which $6.0 million would, if recognized, affect the Company’s effective tax rate. The Company does not expect a significant change in unrecognized tax benefits in the next twelve months. Where applicable, associated interest expense and penalties are also recorded in income tax expense. The total amounts of interest and penalties were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Unrecognized tax benefits at beginning of period	$8,110	$7,030	$6,735
Gross increases—tax positions in prior period	58	868	—
Gross decreases—tax positions in prior period	(261)	(695)	(885)
Gross increases—current period tax positions	1,313	1,405	1,202
Lapse of statutes of limitation	(1,200)	(498)	(22)
Unrecognized tax benefits at end of period	$8,020	$8,110	$7,030

The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2021 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Income taxes paid, net of income tax refunds received, during fiscal 2024, 2023 and 2022 were approximately $150.5 million, $183.8 million and $234.9 million, respectively.

7.  Subordinated Debentures

At February 1, 2025, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I (“Trust”), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

At February 1, 2025, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the “Capital Securities”). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company’s subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

The Trust is a variable interest entity and is not consolidated into the Company’s financial statements, since the Company is not the primary beneficiary of the Trust.

8.  Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $23,000 ($30,500 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee’s first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.

The Company incurred benefit plan expense of approximately $22 million, $24 million and $22 million for fiscal 2024, 2023 and 2022, respectively. Benefit plan expenses are included in selling, general and administrative expenses.

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

The accumulated benefit obligations, change in projected benefit obligation, change in assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets related to the Pension Plan are as follows:

	February 1,	February 3,
(in thousands of dollars)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$316,487	$273,118
Service cost	6,355	5,047
Interest cost	15,901	12,948
Actuarial (gain) loss	(31,876)	32,333
Benefits paid	(7,949)	(6,959)
Benefit obligation at end of year	$298,918	$316,487
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	7,949	6,959
Benefits paid	(7,949)	(6,959)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(298,918)	$(316,487)
Amounts recognized in the balance sheets:
Accrued benefit liability	$(298,918)	$(316,487)
Net amount recognized	$(298,918)	$(316,487)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$57,310	$97,917
Prior service cost	—	—
Net amount recognized	$57,310	$97,917

Accumulated benefit obligation at end of year	$(284,168)	$(303,442)

The accrued benefit liability is included in other liabilities. At February 1, 2025 and February 3, 2024, the current portion of the accrued benefit liability of $8.0 million and $6.9 million, respectively, is included in trade accounts payable and accrued expenses.

The decrease in the benefit obligation from February 3, 2024 to February 1, 2025 was primarily related to the actuarial gain of $31.9 million, which was primarily the net result of changes in retirement age assumptions on certain officers and the change in the discount rate to 5.6% as of February 1, 2025 from 5.1% as of February 3, 2024, partially offset by increased interest costs. The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods.

Weighted average assumptions are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Discount rate—net periodic pension cost	5.1%	4.8%	3.0%
Discount rate—benefit obligations	5.6%	5.1%	4.8%
Rate of compensation increases—net periodic pension cost	3.0%	2.0%	2.0%
Rate of compensation increases—benefit obligations	3.0%	3.0%	2.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Components of net periodic benefit costs:
Service cost	$6,355	$5,047	$4,077
Interest cost	15,901	12,948	6,786
Net actuarial loss	8,731	5,843	958
Net periodic benefit costs	$30,987	$23,838	$11,821
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gain) loss	$(40,607)	$26,490	$41,363
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(40,607)	$26,490	$41,363
Total recognized in net periodic benefit costs and other comprehensive income or loss	$(9,620)	$50,328	$53,184

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2025	$8,222	*
2026	9,048
2027	22,106
2028	23,991
2029	24,418
2030 - 2034	145,860
Total payments for next ten fiscal years	$233,645
*	The estimated benefit payment for fiscal 2025 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2025.

9.  Stockholders’ Equity

Capital stock is comprised of the following:

	Par	Shares
Type	Value	Authorized
Preferred (5% cumulative)	$100.00	5,000
Additional preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

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

During fiscal 2024 and 2023, no shares of Class B Common Stock were converted to shares of Class A Common Stock.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cost of shares repurchased	$121,029	$281,406	$436,620
Number of shares repurchased	329	918	1,709
Average price per share	$367.33	$306.66	$255.49

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of February 1, 2025, the Company had completed the authorized purchases under the May 2021 Stock Plan and the February 2022 Stock Plan, and $273.0 million of authorization remained under the May 2023 Stock Plan.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 are subject to a 1% excise tax. At February 1, 2025, the Company had accrued $1.2 million of excise tax related to its share repurchase program.

10.  Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount
	Reclassified		Affected Line Item in the Statement
	from AOCL		Where Net Income Is
Details about AOCL Components	Fiscal 2024	Fiscal 2023	Presented
Defined benefit pension plan items
Amortization of actuarial losses	$8,731	$5,843	Total before tax (1)
	955	466	Income tax expense
	$7,776	$5,377	Total net of tax
(1)	This item is included in the computation of net periodic benefit costs. See Note 8 for additional information.

Changes in AOCL

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit
	Pension Plan Items
	Fiscal 2024	Fiscal 2023
Beginning balance	$87,208	$65,722

Other comprehensive loss before reclassifications	(29,581)	26,863
Amounts reclassified from AOCL	(7,776)	(5,377)
Net other comprehensive (income) loss	(37,357)	21,486

Ending balance	$49,851	$87,208
1.
2.

11.  Earnings per Share

Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.

Earnings per common share has been computed as follows:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$593,476	$593,476	$738,847	$738,847	$891,637	$891,637
Average shares of common stock outstanding	16,120	16,120	16,517	16,517	17,549	17,549
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	16,120	16,120	16,517	16,517	17,549	17,549
Per share of common stock:
Net income	$36.82	$36.82	$44.73	$44.73	$50.81	$50.81

12.  Commitments and Contingencies

At February 1, 2025, the Company is committed to incur costs of approximately $3.0 million to acquire, complete and furnish certain stores and equipment.

At February 1, 2025, letters of credit totaling $25.3 million were issued under the Company’s $800 million revolving credit facility.

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

13.  Leases

The Company leases retail stores, office space and equipment under operating leases. As of February 1, 2025, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $33.6 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $33.8 million.

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

There were no finance lease obligations outstanding during fiscal 2024, 2023 and 2022. The following table summarizes the Company’s operating leases:

		Operating Leases
(in thousands of dollars)	Classification - Consolidated Balance Sheets	February 1, 2025	February 3, 2024
Assets
Total lease assets	Operating lease assets	$33,562	$42,681

Liabilities
Current lease liabilities	Current portion of operating lease liabilities	$11,411	$11,252
Noncurrent lease liabilities	Operating lease liabilities	22,345	31,728
Total lease liabilities		$33,756	$42,980

Lease Cost

		Operating Lease Cost (a)
(in thousands of dollars)	Classification - Consolidated Statements of Operations	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net lease cost	Rentals	$21,419	$21,569	$23,169
(a)	Includes short term lease costs of $3.9 million and $4.4 million and variable lease costs, including contingent rent, of $3.3 million and $3.7 million for fiscal 2024 and 2023, respectively.

Maturities of Lease Liabilities

Total
(in thousands of dollars)	Operating
Fiscal Year	Leases
2025	$13,191
2026	10,372
2027	5,044
2028	4,406
2029	1,379
After 2029	4,876
Total minimum lease payments	39,268
Less amount representing interest	(5,512)
Present value of lease liabilities	$33,756

Lease Term and Discount Rate

February 1, 2025
Weighted-average remaining lease term
Operating leases	4.6
Weighted-average discount rate
Operating leases	6.6%

Other Information

(in thousands of dollars)	Fiscal 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,598

Lease assets obtained in exchange for new operating lease liabilities	$2,852

12.

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

The fair value of the Company’s cash and cash equivalents, restricted cash, if any, and trade accounts receivable approximates their carrying values at February 1, 2025 and February 3, 2024 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair values of the Company’s long-term debt at February 1, 2025 and February 3, 2024 were approximately $336 million and $339 million, respectively. The carrying values of the Company’s long-term debt at February 1, 2025 and February 3, 2024 were approximately $322 million and $321 million, respectively. The fair values of the subordinated debentures at February 1, 2025 and February 3, 2024 were approximately $206 million and $205 million, respectively. The carrying values of the subordinated debentures at both February 1, 2025 and February 3, 2024 were $200 million.

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

During fiscal 2024, 2023 and 2022, no asset impairment and store closing charges were recorded.

15.  Subsequent Event

In March 2025, the Company amended and extended its senior secured revolving credit facility (the "2025 amendment") replacing the Company's previous amended credit agreement. The new amended credit agreement remains at $800 million with a $200 million expansion option, and the new maturity date is March 12, 2030. There are no financial covenant requirements under the amended credit agreement provided availability exceeds $80 million and no specified event of default has occurred or is continuing. The 2025 amendment continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitments and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitments. The facility was arranged by JPMorgan Chase Bank, N.A. The new amended credit agreement is available to the Company for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases.