Form 10-Q
period 2025-05-03
DILLARD'S, INC.
filed 2025-06-06
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 31, 2025     11,651,202

CLASS B COMMON STOCK as of May 31, 2025 3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	May 3,	February 1,	May 4,
	2025	2025	2024
Assets
Current assets:
Cash and cash equivalents	$900,504	$717,854	$817,825
Accounts receivable	56,935	55,700	49,251
Short-term investments	258,488	325,675	347,164
Merchandise inventories	1,469,283	1,172,047	1,387,684
Other current assets	82,906	96,794	106,241

Total current assets	2,768,116	2,368,070	2,708,165

Property and equipment (net of accumulated depreciation of $2,815,656, $2,774,081 and $2,682,449, respectively)	976,041	1,002,248	1,062,993
Operating lease assets	32,453	33,562	41,909
Deferred income taxes	71,275	69,099	64,017
Other assets	59,139	58,075	60,072

Total assets	$3,907,024	$3,531,054	$3,937,156

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,056,686	$795,023	$1,031,325
Current portion of operating lease liabilities	10,810	11,411	11,596
Federal and state income taxes	79,279	28,472	87,369

Total current liabilities	1,146,775	834,906	1,130,290

Long-term debt	321,594	321,567	321,487
Operating lease liabilities	21,540	22,345	30,297
Other liabilities	359,230	356,076	380,090
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,241	1,241	1,240
Additional paid-in capital	971,528	971,524	967,348
Accumulated other comprehensive loss	(49,043)	(49,851)	(85,264)
Retained earnings	6,387,941	6,228,048	6,224,268
Less treasury stock, at cost	(5,453,782)	(5,354,802)	(5,232,600)

Total stockholders’ equity	1,857,885	1,796,160	1,874,992

Total liabilities and stockholders’ equity	$3,907,024	$3,531,054	$3,937,156

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	May 3,	May 4,
	2025	2024
Net sales	$1,528,863	$1,549,051
Service charges and other income	18,108	23,758

	1,546,971	1,572,809

Cost of sales	857,691	857,825
Selling, general and administrative expenses	421,690	426,674
Depreciation and amortization	44,485	46,119
Rentals	4,596	5,024
Interest and debt (income) expense, net	(822)	(3,532)
Other expense	5,693	6,158
Gain on disposal of assets	(59)	(267)

Income before income taxes	213,697	234,808
Income taxes	49,880	54,770

Net income	$163,817	$180,038

Earnings per share:
Basic and diluted	$10.39	$11.09

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	May 3,	May 4,
	2025	2024
Net income	$163,817	$180,038
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $121 and $239, respectively)	808	1,944

Comprehensive income	$164,625	$181,982

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended May 3, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 1, 2025	$1,241	$971,524	$(49,851)	$6,228,048	$(5,354,802)	$1,796,160
Net income	—	—	—	163,817	—	163,817
Other comprehensive income	—	—	808	—	—	808
Issuance of 10 shares under equity plans	—	4	—	—	—	4
Purchase of 275,544 shares of treasury stock (including excise tax)	—	—	—	—	(98,980)	(98,980)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(3,924)	—	(3,924)
Balance, May 3, 2025	$1,241	$971,528	$(49,043)	$6,387,941	$(5,453,782)	$1,857,885

	Three Months Ended May 4, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 3, 2024	$1,240	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068
Net income	—	—	—	180,038	—	180,038
Other comprehensive income	—	—	1,944	—	—	1,944
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,058)	—	(4,058)
Balance, May 4, 2024	$1,240	$967,348	$(85,264)	$6,224,268	$(5,232,600)	$1,874,992

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	May 3,	May 4,
	2025	2024
Operating activities:
Net income	$163,817	$180,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	44,853	46,516
Gain on disposal of assets	(59)	(267)
Accrued interest on short-term investments	(3,237)	(3,196)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,235)	11,296
Increase in merchandise inventories	(297,236)	(293,685)
Decrease (increase) in other current assets	10,620	(9,887)
Decrease (increase) in other assets	1,101	(186)
Increase in trade accounts payable and accrued expenses and other liabilities	263,608	259,484
Increase in income taxes payable	50,400	54,265

Net cash provided by operating activities	232,632	244,378

Investing activities:
Purchase of property and equipment and capitalized software	(16,853)	(35,175)
Proceeds from disposal of assets	186	323
Proceeds from insurance	1,521	—
Purchase of short-term investments	(212,389)	(245,932)
Proceeds from maturities of short-term investments	282,813	50,000

Net cash provided by (used in) investing activities	55,278	(230,784)

Financing activities:
Cash dividends paid	(3,976)	(4,056)
Purchase of treasury stock	(98,001)	—
Issuance cost of line of credit	(3,283)	—

Net cash used in financing activities	(105,260)	(4,056)

Increase in cash and cash equivalents	182,650	9,538
Cash and cash equivalents, beginning of period	717,854	808,287

Cash and cash equivalents, end of period	$900,504	$817,825

Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$7,558	$6,405
Stock awards	4	—
Accrued purchases of treasury stock and excise taxes	979	—
Lease assets obtained in exchange for new operating lease liabilities	1,784	2,152

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 3, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on March 28, 2025.

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

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this ASU will have on its income tax disclosures.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 3,	May 4,
	2025	2024
Retail operations segment:
Cosmetics	15%	16%
Ladies’ apparel	23	23
Ladies’ accessories and lingerie	12	12
Juniors’ and children’s apparel	11	10
Men’s apparel and accessories	18	17
Shoes	14	15
Home and furniture	3	3
	96	96
Construction segment	4	4
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended May 3, 2025
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$1,467,937	$67,290	$1,535,227
Elimination of intersegment revenues	-	(6,364)	(6,364)
Net sales from external customers	1,467,937	60,926	1,528,863

Reconciliation of revenue
Service charges and other income	18,082	26	18,108
Total net sales and service charges and other income	1,486,019	60,952	1,546,971

Less: (a)
Cost of sales	799,672	58,019	857,691
Payroll expense (b)	263,360	1,580	264,940
Depreciation and amortization	44,413	72	44,485
Rentals	4,539	57	4,596
Interest and investment income	(10,950)	(210)	(11,160)
Interest and debt expense	10,338	-	10,338
Other segment items (c)	161,789	595	162,384
Income before income taxes	$212,858	$839	213,697
Income taxes			49,880
Net income			$163,817

Gross margin (d)	$668,265	$2,907	$671,172
Gross margin percentage	45.5%	4.8%	43.9%

Total assets	$3,828,525	$78,499	$3,907,024
Capital expenditures	$16,820	$33	$16,853

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●All selling, general and administrative expenses other than payroll expense
●Other expense
●Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

	Three Months Ended May 4, 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$1,492,643	$65,839	$1,558,482
Elimination of intersegment revenues	-	(9,431)	(9,431)
Net sales from external customers	1,492,643	56,408	1,549,051

Reconciliation of revenue
Service charges and other income	23,659	99	23,758
Total net sales and service charges and other income	1,516,302	56,507	1,572,809

Less: (a)
Cost of sales	803,458	54,367	857,825
Payroll expense (b)	266,694	1,993	268,687
Depreciation and amortization	46,051	68	46,119
Rentals	4,961	63	5,024
Interest and investment income	(13,321)	(244)	(13,565)
Interest and debt expense	10,033	-	10,033
Other segment items (c)	163,220	658	163,878
Income before income taxes	$235,206	$(398)	234,808
Income taxes			54,770
Net income			$180,038

Gross margin (d)	$689,185	$2,041	$691,226
Gross margin percentage	46.2%	3.6%	44.6%

Total assets	$3,863,603	$73,553	$3,937,156
Capital expenditures	$35,141	$34	$35,175

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All selling, general and administrative expenses other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

Intersegment construction revenues of $6.4 million and $9.4 million for the three months ended May 3, 2025 and May 4, 2024, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	May 3,	February 1,	May 4,	February 3,
(in thousands of dollars)	2025	2025	2024	2024
Contract liabilities	$67,407	$76,667	$75,075	$85,227

During the three months ended May 3, 2025 and May 4, 2024, the Company recorded $22.6 million and $25.0 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $76.7 million and $85.2 million at February 1, 2025 and February 3, 2024, respectively.

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

Construction
	May 3,	February 1,	May 4,	February 3,
(in thousands of dollars)	2025	2025	2024	2024
Accounts receivable	$51,903	$46,646	$39,773	$47,240
Costs and estimated earnings in excess of billings on uncompleted contracts	2,019	3,913	16,707	1,695
Billings in excess of costs and estimated earnings on uncompleted contracts	10,107	6,983	7,426	6,307

During the three months ended May 3, 2025 and May 4, 2024, the Company recorded $6.3 million and $5.1 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.0 million and $6.3 million at February 1, 2025 and February 3, 2024, respectively.

The remaining performance obligations related to executed construction contracts totaled $173.9 million, $202.8 million and $187.0 million at May 3, 2025, February 1, 2025 and May 4, 2024, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 3,	May 4,
	2025	2024
Net income	$163,817	$180,038

Weighted average shares of common stock outstanding	15,773	16,230

Basic and diluted earnings per share	$10.39	$11.09

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 3, 2025 and May 4, 2024.

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

At May 3, 2025, letters of credit totaling $25.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $2.1 million to the Pension Plan during the three months ended May 3, 2025 and expects to make additional contributions to the Pension Plan of approximately $6.5 million during the remainder of fiscal 2025.

The components of net periodic benefit costs are as follows:

	Three Months Ended
	May 3,	May 4,
(in thousands of dollars)	2025	2024
Components of net periodic benefit costs:
Service cost	$1,439	$1,589
Interest cost	4,106	3,975
Net actuarial loss	929	2,183
Net periodic benefit costs	$6,474	$7,747

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

In March 2025, the Company amended and extended the credit agreement (the "2025 amendment"), replacing the Company’s previous amended credit agreement. The 2025 amendment continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitments and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitments. The facility was arranged by JPMorgan Chase Bank, N.A. As long as availability exceeds $80 million and certain events of default have not occurred and are not continuing, there are no financial covenant requirements under the credit agreement. The credit agreement, as amended by the 2025 amendment, matures on March 12, 2030.

At May 3, 2025, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	May 3,	May 4,
	2025	2024
Cost of shares repurchased	$97,997	$—
Number of shares repurchased	276	—
Average price per share	$355.65	$—

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of May 3, 2025, $175.0 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three months ended May 3, 2025 and May 4, 2024, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at May 3, 2025 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at May 3, 2025 was approximately $335 million. The carrying value of the Company’s long-term debt at May 3, 2025 was approximately $322 million. The fair value of the Company’s subordinated debentures at May 3, 2025 was approximately $209 million. The carrying value of the Company’s subordinated debentures at May 3, 2025 was $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

EXECUTIVE OVERVIEW

The Company reported a relatively good first quarter performance in light of the prevailing economic uncertainty. We noted continued execution of expense control as well as strong gross margin performance as highlights of the quarter.

Compared to the prior year first quarter, total retail sales (which exclude construction sales) declined 2% and sales in comparable stores declined 1%. Retail gross margin was 45.5% of sales compared to 46.2%. Inventory increased 6% at May 3, 2025 compared to May 4, 2024.

Selling, general and administrative expenses for the three months ended May 3, 2025 declined $5.0 million to $421.7 million (27.6% of sales) from $426.7 million (27.5% of sales) for the prior year first quarter primarily due to lower payroll and payroll-related expenses.

For the three months ended May 3, 2025, the Company reported net income of $163.8 million ($10.39 per share) compared to net income of $180.0 million ($11.09 per share) for the three months ended May 4, 2024.

Net cash provided by operating activities was $232.6 million for the three months ended May 3, 2025 compared to $244.4 million for the prior year first quarter.

As of May 3, 2025, the Company had working capital of $1,621.3 million (including cash and cash equivalents of $900.5 million and short-term investments of $258.5 million) and $521.6 million of total debt outstanding, including $321.6 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 272 Dillard’s stores, including 28 clearance centers, and an internet store as of May 3, 2025.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 3,	May 4,
	2025	2024
Net sales (in millions)	$1,528.9	$1,549.1
Retail stores sales trend	(2)%	(1)%
Comparable retail stores sales trend	(1)%	(2)%
Gross margin (in millions)	$671.2	$691.2
Gross margin as a percentage of net sales	43.9%	44.6%
Retail gross margin as a percentage of retail net sales	45.5%	46.2%
Selling, general and administrative expenses as a percentage of net sales	27.6%	27.5%
Cash flow provided by operations (in millions)	$232.6	$244.4
Total retail store count at end of period	272	274
Retail sales per square foot	$32	$33
Retail store inventory trend	6%	(2)%
Annualized retail merchandise inventory turnover	2.3	2.5

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 3,	May 4,
	2025	2024
Net sales	100.0%	100.0%
Service charges and other income	1.2	1.5

	101.2	101.5

Cost of sales	56.1	55.4
Selling, general and administrative expenses	27.6	27.5
Depreciation and amortization	2.9	3.0
Rentals	0.3	0.3
Interest and debt (income) expense, net	(0.1)	(0.2)
Other expense	0.4	0.4
Gain on disposal of assets	0.0	0.0

Income before income taxes	14.0	15.2
Income taxes	3.3	3.5

Net income	10.7%	11.6%

Net Sales

	Three Months Ended
	May 3,	May 4,
(in thousands of dollars)	2025	2024	$ Change
Net sales:
Retail operations segment	$1,467,937	$1,492,643	$(24,706)
Construction segment	60,926	56,408	4,518
Total net sales	$1,528,863	$1,549,051	$(20,188)

The percent change by segment and product category in the Company’s sales for the three months ended May 3, 2025 compared to the three months ended May 4, 2024 as well as the sales percentage by segment and product category to total net sales for the three months ended May 3, 2025 are as follows:

	% Change	% of
	2025 - 2024	Net Sales
Retail operations segment
Cosmetics	(2.6)%	15%
Ladies’ apparel	(3.2)	23
Ladies’ accessories and lingerie	(0.2)	12
Juniors’ and children’s apparel	3.2	11
Men’s apparel and accessories	0.1	18
Shoes	(4.1)	14
Home and furniture	(4.9)	3
		96
Construction segment	8.0	4
Total		100%

Net sales from the retail operations segment decreased $24.7 million, or approximately 2%, and sales in comparable stores decreased approximately 1% during the three months ended May 3, 2025 compared to the three months ended

May 4, 2024. Sales in home and furniture decreased significantly, while sales in shoes, ladies’ apparel and cosmetics decreased moderately. Sales in ladies’ accessories and lingerie and men’s apparel and accessories remained essentially flat. Sales in juniors’ and children’s apparel increased moderately.

The number of sales transactions decreased 3% for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, while the average dollars per sales transaction increased 2%.

We recorded a return asset of $13.9 million and $13.5 million and an allowance for sales returns of $27.4 million and $27.2 million as of May 3, 2025 and May 4, 2024, respectively.

During the three months ended May 3, 2025, net sales from the construction segment increased $4.5 million, or approximately 8%, compared to the three months ended May 4, 2024 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $173.9 million as of May 3, 2025, decreasing approximately 14% from February 1, 2025 and decreasing approximately 7% from May 4, 2024, respectively. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

Service Charges and Other Income

			Three
	Three Months Ended		Months
	May 3,	May 4,	$ Change
(in thousands of dollars)	2025	2024	2025 - 2024
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance and former Wells Fargo Alliance	$5,872	$11,635	$(5,763)
Shipping and handling income	8,061	8,968	(907)
Other	4,149	3,056	1,093
	18,082	23,659	(5,577)
Construction segment	26	99	(73)
Total service charges and other income	$18,108	$23,758	$(5,650)

Service charges and other income includes the income from the Citibank Alliance and former Wells Fargo Alliance. Income from the alliances decreased $5.8 million for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily from (a) decreases in finance charges and late fees mainly resulting from lower average net receivables and (b) increases in credit losses.

While future cash flows under the Citibank Alliance are difficult to predict, the Company expects income from this new alliance to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time.

Gross Margin

	May 3,	May 4,
(in thousands of dollars)	2025	2024	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$668,265	$689,185	$(20,920)	(3.0)%
Construction segment	2,907	2,041	866	42.4
Total gross margin	$671,172	$691,226	$(20,054)	(2.9)%

	Three Months Ended
	May 3,	May 4,
	2025	2024
Gross margin as a percentage of segment net sales:
Retail operations segment	45.5%	46.2%
Construction segment	4.8	3.6
Total gross margin as a percentage of net sales	43.9	44.6

Gross margin, as a percentage of sales, decreased to 43.9% from 44.6% during the three months ended May 3, 2025 compared to the three months ended May 4, 2024.

Gross margin from retail operations, as a percentage of sales, decreased to 45.5% from 46.2% during the three months ended May 3, 2025 compared to the three months ended May 4, 2024. Gross margin decreased moderately in ladies’ apparel, while gross margin decreased slightly in shoes, home and furniture, men’s apparel and accessories, juniors’ and children’s apparel and cosmetics. Gross margin remained essentially flat in ladies’ accessories and lingerie.

Total inventory increased 6% at May 3, 2025 compared to May 4, 2024. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million for the three months ended May 3, 2025.

The Company is closely monitoring inflation and potential trade restrictions, including tariffs, which pose a risk to our operations. The extent of the impact on the Company's financial performance will depend on the effectiveness of our ongoing initiatives to manage these fluctuating costs.

Selling, General and Administrative Expenses (“SG&A”)

	May 3,	May 4,
(in thousands of dollars)	2025	2024	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$419,515	$424,006	$(4,491)	(1.1)%
Construction segment	2,175	2,668	(493)	(18.5)
Total SG&A	$421,690	$426,674	$(4,984)	(1.2)%

	Three Months Ended
	May 3,	May 4,
	2025	2024
SG&A as a percentage of segment net sales:
Retail operations segment	28.6%	28.4%
Construction segment	3.6	4.7
Total SG&A as a percentage of net sales	27.6	27.5

SG&A increased to 27.6% of sales during the three months ended May 3, 2025 from 27.5% of sales during the three months ended May 4, 2024, while decreasing $5.0 million. SG&A from retail operations increased to 28.6% of sales for the three months ended May 3, 2025 from 28.4% of sales for the three months ended May 4, 2024, while decreasing $4.5 million.

During the three months ended May 3, 2025 and May 4, 2024, payroll and payroll-related expenses were $297.9 million and $302.2 million, respectively, decreasing $4.3 million. The Company plans to continue its focus of aligning expenses with sales performance.

Interest and Debt (Income) Expense, Net

	May 3,	May 4,
(in thousands of dollars)	2025	2024	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(612)	$(3,288)	$2,676	(81.4)%
Construction segment	(210)	(244)	34	(13.9)
Total interest and debt (income) expense, net	$(822)	$(3,532)	$2,710	(76.7)%

Net interest and debt income decreased $2.7 million during the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to a decrease in interest income. Interest income was $11.2 million and $13.6 million for the three months ended May 3, 2025 and May 4, 2024, respectively.

Other Expense

	May 3,	May 4,
(in thousands of dollars)	2025	2024	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$5,693	$6,158	$(465)	(7.6)%
Construction segment	—	—	—	—
Total other expense	$5,693	$6,158	$(465)	(7.6)%

Other expense decreased $0.5 million during the three months ended May 3, 2025 compared to the three months ended May 4, 2024 primarily due to a decrease in the amortization of the net actuarial loss related to the Company’s Pension Plan.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.3% for the three months ended May 3, 2025 and May 4, 2024. During the three months ended May 3, 2025 and May 4, 2024, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2025 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2025 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 3, 2025 and May 4, 2024 follows:

	Three Months Ended
	May 3,	May 4,
(in thousands of dollars)	2025	2024	$ Change
Operating activities	$232,632	$244,378	$(11,746)
Investing activities	55,278	(230,784)	286,062
Financing activities	(105,260)	(4,056)	(101,204)
Total Increase in Cash and Cash Equivalents	$182,650	$9,538	$173,112

Net cash flows from operations decreased $11.7 million during the three months ended May 3, 2025 compared to the three months ended May 4, 2024. This decrease was primarily due to lower sales.

Wells Fargo Bank, N.A. (“Wells Fargo”) previously owned and managed Dillard’s private label credit cards, including credit cards co-branded with American Express under the Wells Fargo Alliance. In January 2024, the Company announced that it entered into a new agreement with Citibank, N.A. (“Citi”) to provide the private label credit card program for Dillard’s customers under the Citibank Alliance, replacing the existing credit card program under the Wells Fargo Alliance upon its termination in September 2024. The new program launched on August 19, 2024 for new Dillard’s credit applicants. Existing accounts transferred from Wells Fargo to Citi on September 16, 2024. The term of the new Citi agreement is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by either party in accordance with the terms and conditions of the agreement.

Under the Citibank Alliance, Citi establishes, owns and manages Dillard’s private label credit cards, including the new co-branded Mastercard Incorporated card (“Mastercard,” collectively, the “private label cards”). The new co-branded Mastercard replaced the previous co-branded card. Citi retains the benefits and risks associated with the ownership of the private label card accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $5.9 million and $11.6 million from the Citibank Alliance and the former Wells Fargo Alliance during the three months ended May 3, 2025 and May 4, 2024, respectively.

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

Capital expenditures were $16.9 million and $35.2 million for the three months ended May 3, 2025 and May 4, 2024, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the three months ended May 4, 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation.

We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

During the three months ended May 3, 2025 and May 4, 2024, the Company purchased certain treasury bills for $212.4 million and $245.9 million, respectively, that are classified as short-term investments. During the three months ended May 3, 2025 and May 4, 2024, the Company received proceeds of $282.8 million and $50.0 million, respectively, related to maturities of these short-term investments.

The Company had cash and cash equivalents of $900.5 million as of May 3, 2025. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In March 2025, the Company amended the credit agreement (the “2025 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the three months ended May 3, 2025, the Company paid $3.3 million in issuance costs related to the 2025 amendment, which were recorded in other assets on the condensed consolidated balance sheet. At May 3, 2025, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability of $774.7 million.

During the three months ended May 3, 2025, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $355.65 per share for $98.0 million under the Company’s stock repurchase plan. During the three months ended May 4, 2024, no share repurchases were made under the Company’s stock repurchase plan. As of May 3, 2025, $175.0 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the three months ended May 3, 2025, the Company also accrued $1.0 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

The Company expects to finance its operations in the short-term and long-term from cash on hand, cash flows generated from operations and, if necessary, utilization of the credit facility. Depending upon our actual and anticipated sources and uses of liquidity, the Company will from time to time consider other possible financing transactions, the proceeds of which could be used to fund working capital or for other corporate purposes.

There have been no material changes in the information set forth under the caption “Commercial Commitments” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended February 1, 2025. As of May 3, 2025, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2025 and beyond, statements regarding future income and cash flows from our new credit program with Citi, statements concerning the opening of new stores or the closing of existing stores, statements concerning sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation, trade restrictions, including tariffs, and the effectiveness of our ongoing initiatives to manage such costs, statements regarding expense management and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; trade disputes and changes in trade policies including the imposition (or threat) of new or increased duties, taxes, tariffs and other charges impacting our products or supply chain; changes in legislation and governmental regulations; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption “Item 7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 6, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
February 2, 2025 through March 1, 2025	5,115	$390.99	5,115	$270,967,629
March 2, 2025 through April 5, 2025	207,623	366.04	207,623	194,970,012
April 6, 2025 through May 3, 2025	62,806	318.43	62,806	174,970,857
Total	275,544	$355.65	275,544	$174,970,857

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended May 3, 2025, the Company repurchased 0.3 million shares totaling $98.0 million under its stock repurchase plan. As of May 3, 2025, $175.0 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended May 3, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DILLARD’S, INC.
(Registrant)

Date:	June 6, 2025	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer