Form 10-Q
period 2025-08-02
DILLARD'S, INC.
filed 2025-09-05
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number:  1-6140

DILLARD’S, INC.

(Exact name of registrant as specified in its charter)

TEXAS	71-0388071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 CANTRELL ROAD, LITTLE ROCK, ARKANSAS  72201

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 30, 2025     11,626,733

CLASS B COMMON STOCK as of August 30, 2025 3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	August 2,	February 1,	August 3,
	2025	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,012,011	$717,854	$946,728
Accounts receivable	52,212	55,700	64,468
Short-term investments	199,812	325,675	123,751
Merchandise inventories	1,219,765	1,172,047	1,191,432
Federal and state income taxes	—	—	35,462
Other current assets	88,280	96,794	91,701

Total current assets	2,572,080	2,368,070	2,453,542

Property and equipment (net of accumulated depreciation of $2,847,558, $2,774,081 and $2,727,608, respectively)	955,092	1,002,248	1,044,866
Operating lease assets	29,531	33,562	38,936
Deferred income taxes	67,714	69,099	63,935
Other assets	60,056	58,075	60,583

Total assets	$3,684,473	$3,531,054	$3,661,862

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$761,226	$795,023	$768,758
Current portion of long-term debt	96,000	—	—
Current portion of operating lease liabilities	10,474	11,411	11,535
Federal and state income taxes	91,012	28,472	—

Total current liabilities	958,712	834,906	780,293

Long-term debt	225,621	321,567	321,514
Operating lease liabilities	19,035	22,345	27,440
Other liabilities	361,993	356,076	383,694
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,241	1,241	1,240
Additional paid-in capital	972,855	971,524	968,909
Accumulated other comprehensive loss	(48,235)	(49,851)	(83,321)
Retained earnings	6,456,873	6,228,048	6,294,693
Less treasury stock, at cost	(5,463,622)	(5,354,802)	(5,232,600)

Total stockholders’ equity	1,919,112	1,796,160	1,948,921

Total liabilities and stockholders’ equity	$3,684,473	$3,531,054	$3,661,862

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	$1,513,830	$1,489,938	$3,042,693	$3,038,989
Service charges and other income	22,173	24,708	40,281	48,466

	1,536,003	1,514,646	3,082,974	3,087,455

Cost of sales	959,306	930,331	1,816,997	1,788,156
Selling, general and administrative expenses	434,165	433,659	855,855	860,333
Depreciation and amortization	44,659	46,376	89,144	92,495
Rentals	4,551	4,956	9,147	9,980
Interest and debt (income) expense, net	(1,457)	(3,934)	(2,279)	(7,466)
Other expense	5,035	6,158	10,728	12,316
Gain on disposal of assets	(4,841)	(13)	(4,900)	(280)

Income before income taxes	94,585	97,113	308,282	331,921
Income taxes	21,750	22,630	71,630	77,400

Net income	$72,835	$74,483	$236,652	$254,521

Earnings per share:
Basic and diluted	$4.66	$4.59	$15.08	$15.68

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net income	$72,835	$74,483	$236,652	$254,521
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $121, $239, $242, and $478, respectively)	808	1,943	1,616	3,887

Comprehensive income	$73,643	$76,426	$238,268	$258,408

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended August 2, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, May 3, 2025	$1,241	$971,528	$(49,043)	$6,387,941	$(5,453,782)	$1,857,885
Net income	—	—	—	72,835	—	72,835
Other comprehensive income	—	—	808	—	—	808
Issuance of 3,200 shares under equity plans	—	1,327	—	—	—	1,327
Purchase of 24,469 shares of treasury stock (including excise tax)	—	—	—	—	(9,840)	(9,840)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(3,903)	—	(3,903)
Balance, August 2, 2025	$1,241	$972,855	$(48,235)	$6,456,873	$(5,463,622)	$1,919,112

	Three Months Ended August 3, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, May 4, 2024	$1,240	$967,348	$(85,264)	$6,224,268	$(5,232,600)	$1,874,992
Net income	—	—	—	74,483	—	74,483
Other comprehensive income	—	—	1,943	—	—	1,943
Issuance of 3,600 shares under equity plans	—	1,561	—	—	—	1,561
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,058)	—	(4,058)
Balance, August 3, 2024	$1,240	$968,909	$(83,321)	$6,294,693	$(5,232,600)	$1,948,921

	Six Months Ended August 2, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 1, 2025	$1,241	$971,524	$(49,851)	$6,228,048	$(5,354,802)	$1,796,160
Net income	—	—	—	236,652	—	236,652
Other comprehensive income	—	—	1,616	—	—	1,616
Issuance of 3,210 shares under equity plans	—	1,331	—	—	—	1,331
Purchase of 300,013 shares of treasury stock (including excise tax)	—	—	—	—	(108,820)	(108,820)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	(7,827)	—	(7,827)
Balance, August 2, 2025	$1,241	$972,855	$(48,235)	$6,456,873	$(5,463,622)	$1,919,112

	Six Months Ended August 3, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 3, 2024	$1,240	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068
Net income	—	—	—	254,521	—	254,521
Other comprehensive income	—	—	3,887	—	—	3,887
Issuance of 3,600 shares under equity plans	—	1,561	—	—	—	1,561
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	(8,116)	—	(8,116)
Balance, August 3, 2024	$1,240	$968,909	$(83,321)	$6,294,693	$(5,232,600)	$1,948,921

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	August 2,	August 3,
	2025	2024
Operating activities:
Net income	$236,652	$254,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	89,889	93,387
Gain on disposal of assets	(4,900)	(280)
Accrued interest on short-term investments	(5,610)	(7,062)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,488	(3,921)
Increase in merchandise inventories	(47,718)	(97,433)
Decrease in other current assets	7,434	3,860
Decrease (increase) in other assets	1,114	(1,466)
Decrease in trade accounts payable and accrued expenses and other liabilities	(24,522)	(3,201)
Increase (decrease) in income taxes payable	63,566	(62,448)

Net cash provided by operating activities	319,393	175,957

Investing activities:
Purchase of property and equipment and capitalized software	(43,527)	(61,086)
Proceeds from disposal of assets	6,029	336
Proceeds from insurance	1,521	—
Purchase of short-term investments	(273,497)	(319,505)
Proceeds from maturities of short-term investments	404,970	350,852
Investment in joint venture	(1,750)	—

Net cash provided by (used in) investing activities	93,746	(29,403)

Financing activities:
Cash dividends paid	(7,900)	(8,113)
Purchase of treasury stock	(107,756)	—
Issuance cost of line of credit	(3,326)	—

Net cash used in financing activities	(118,982)	(8,113)

Increase in cash and cash equivalents	294,157	138,441
Cash and cash equivalents, beginning of period	717,854	808,287

Cash and cash equivalents, end of period	$1,012,011	$946,728

Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$5,083	$8,442
Stock awards	1,331	1,561
Accrued purchases of treasury stock and excise taxes	1,064	—
Lease assets obtained in exchange for new operating lease liabilities	1,784	2,152

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 2, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026 due to, among other factors, the seasonal nature of the business.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Retail operations segment:
Cosmetics	15%	15%	15%	15%
Ladies’ apparel	22	22	22	23
Ladies’ accessories and lingerie	15	14	14	13
Juniors’ and children’s apparel	8	8	9	9
Men’s apparel and accessories	20	20	19	19
Shoes	13	14	14	14
Home and furniture	3	3	3	3
	96	96	96	96
Construction segment	4	4	4	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended August 2, 2025			Three Months Ended August 3, 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated	Retail Operations	Construction	Consolidated
Net sales from customers	$1,446,843	$74,073	$1,520,916	$1,426,431	$70,815	$1,497,246
Elimination of intersegment revenues	-	(7,086)	(7,086)	-	(7,308)	(7,308)
Net sales from external customers	1,446,843	66,987	1,513,830	1,426,431	63,507	1,489,938

Reconciliation of revenue
Service charges and other income	22,140	33	22,173	24,681	27	24,708
Total net sales and service charges and other income	1,468,983	67,020	1,536,003	1,451,112	63,534	1,514,646

Less: (a)
Cost of sales	895,918	63,388	959,306	869,233	61,098	930,331
Payroll expense (b)	268,311	1,857	270,168	270,352	1,784	272,136
Depreciation and amortization	44,577	82	44,659	46,213	163	46,376
Rentals	4,496	55	4,551	4,903	53	4,956
Interest and investment income	(11,298)	(233)	(11,531)	(13,521)	(216)	(13,737)
Interest and debt expense	10,074	-	10,074	9,803	-	9,803
Other segment items (c)	163,647	544	164,191	166,652	1,016	167,668
Income before income taxes	$93,258	$1,327	94,585	$97,477	$(364)	97,113
Income taxes			21,750			22,630
Net income			$72,835			$74,483

Gross margin (d)	$550,925	$3,599	$554,524	$557,198	$2,409	$559,607
Gross margin percentage	38.1%	5.4%	36.6%	39.1%	3.8%	37.6%

Total assets	$3,608,508	$75,965	$3,684,473	$3,584,664	$77,198	$3,661,862
Capital expenditures	$26,641	$33	$26,674	$25,892	$19	$25,911

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●All selling, general and administrative expenses other than payroll expense
●Other expense
●Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

Intersegment construction revenues of $7.1 million and $7.3 million for the three months ended August 2, 2025 and August 3, 2024, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

	Six Months Ended August 2, 2025			Six Months Ended August 3, 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated	Retail Operations	Construction	Consolidated
Net sales from customers	$2,914,780	$141,362	$3,056,142	$2,919,074	$136,654	$3,055,728
Elimination of intersegment revenues	-	(13,449)	(13,449)	-	(16,739)	(16,739)
Net sales from external customers	2,914,780	127,913	3,042,693	2,919,074	119,915	3,038,989

Reconciliation of revenue
Service charges and other income	40,222	59	40,281	48,340	126	48,466
Total net sales and service charges and other income	2,955,002	127,972	3,082,974	2,967,414	120,041	3,087,455

Less: (a)
Cost of sales	1,695,590	121,407	1,816,997	1,672,691	115,465	1,788,156
Payroll expense (b)	531,672	3,436	535,108	537,045	3,777	540,822
Depreciation and amortization	88,990	154	89,144	92,264	231	92,495
Rentals	9,035	112	9,147	9,864	116	9,980
Interest and investment income	(22,248)	(443)	(22,691)	(26,842)	(460)	(27,302)
Interest and debt expense	20,412	-	20,412	19,836	-	19,836
Other segment items (c)	325,435	1,140	326,575	329,872	1,675	331,547
Income before income taxes	$306,116	$2,166	308,282	$332,684	$(763)	331,921
Income taxes			71,630			77,400
Net income			$236,652			$254,521

Gross margin (d)	$1,219,190	$6,506	$1,225,696	$1,246,383	$4,450	$1,250,833
Gross margin percentage	41.8%	5.1%	40.3%	42.7%	3.7%	41.2%

Total assets	$3,608,508	$75,965	$3,684,473	$3,584,664	$77,198	$3,661,862
Capital expenditures	$43,461	$66	$43,527	$61,033	$53	$61,086

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All selling, general and administrative expenses other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

Intersegment construction revenues of $13.4 million and $16.7 million for the six months ended August 2, 2025 and August 3, 2024, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	August 2,	February 1,	August 3,	February 3,
(in thousands of dollars)	2025	2025	2024	2024
Contract liabilities	$64,740	$76,667	$70,207	$85,227

During the six months ended August 2, 2025 and August 3, 2024, the Company recorded $32.7 million and $38.1 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $76.7 million and $85.2 million at February 1, 2025 and February 3, 2024, respectively.

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

Construction
	August 2,	February 1,	August 3,	February 3,
(in thousands of dollars)	2025	2025	2024	2024
Accounts receivable	$45,130	$46,646	$53,548	$47,240
Costs and estimated earnings in excess of billings on uncompleted contracts	1,713	3,913	3,685	1,695
Billings in excess of costs and estimated earnings on uncompleted contracts	10,753	6,983	9,543	6,307

During the six months ended August 2, 2025 and August 3, 2024, the Company recorded $6.6 million and $5.4 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.0 million and $6.3 million at February 1, 2025 and February 3, 2024, respectively.

The remaining performance obligations related to executed construction contracts totaled $129.5 million, $202.8 million and $234.0 million at August 2, 2025, February 1, 2025 and August 3, 2024, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net income	$72,835	$74,483	$236,652	$254,521

Weighted average shares of common stock outstanding	15,622	16,233	15,698	16,232

Basic and diluted earnings per share	$4.66	$4.59	$15.08	$15.68

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months and six months ended August 2, 2025 and August 3, 2024.

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

At August 2, 2025, letters of credit totaling $25.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $2.1 million and $4.3 million to the Pension Plan during the three and six months ended August 2, 2025, respectively, and expects to make additional contributions to the Pension Plan of approximately $4.4 million during the remainder of fiscal 2025.

The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
(in thousands of dollars)	2025	2024	2025	2024
Components of net periodic benefit costs:
Service cost	$1,439	$1,588	$2,878	$3,177
Interest cost	4,106	3,976	8,212	7,951
Net actuarial loss	928	2,182	1,857	4,365
Net periodic benefit costs	$6,473	$7,746	$12,947	$15,493

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

At August 2, 2025, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Cost of shares repurchased	$9,755	$—	$107,752	$—
Number of shares repurchased	24	—	300	—
Average price per share	$398.67	$—	$359.16	$—

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of August 2, 2025, $165.2 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three and six months ended August 2, 2025 and August 3, 2024, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at August 2, 2025 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at August 2, 2025 was approximately $335.3 million. The carrying value of the Company’s long-term debt, including current portion, at August 2, 2025 was approximately $321.6 million. The fair value of the Company’s subordinated debentures at August 2, 2025 was approximately $208.2 million. The carrying value of the Company’s subordinated debentures at August 2, 2025 was $200 million.

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

EXECUTIVE OVERVIEW

Management was encouraged to report a sales increase for the second quarter of 2025 compared to the second quarter of 2024 as well as by strengthening sales trends in July. The Company noted its focus on inventory control in a rapidly changing operating environment during the quarter.

Compared to the prior year second quarter, total retail sales (which exclude construction sales) increased 1% and sales in comparable stores increased 1%. Retail gross margin was 38.1% of sales compared to 39.1%. Inventory increased 2% at August 2, 2025 compared to August 3, 2024.

Selling, general and administrative expenses for the three months ended August 2, 2025 increased $0.5 million to $434.2 million (28.7% of sales) from $433.7 million (29.1% of sales) for the prior year second quarter as savings in payroll expense was offset by increases in various other expense categories.

For the three months ended August 2, 2025, the Company reported net income of $72.8 million ($4.66 per share) compared to net income of $74.5 million ($4.59 per share) for the three months ended August 3, 2024. Included in net income for the three months ended August 2, 2025, is a pretax gain of $4.8 million ($3.7 million after tax or $0.24 per share) primarily related to the sale of three properties.

Net cash provided by operating activities was $319.4 million for the six months ended August 2, 2025 compared to $176.0 million for the prior year six-month period, with the increase primarily due to changes in income taxes payable following a federal disaster declaration which allowed the postponement of certain income tax payments.

As of August 2, 2025, the Company had working capital of $1.613 billion (including cash and cash equivalents of $1.012 billion and short-term investments of $199.8 million) and $521.6 million of total debt outstanding, including one scheduled debt maturity of $96.0 million due July 2026, $225.6 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 272 Dillard’s stores, including 28 clearance centers, and an internet store as of August 2, 2025.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 2,	August 3,
	2025	2024
Net sales (in millions)	$1,513.8	$1,489.9
Retail stores sales trend	1%	(5)%
Comparable retail stores sales trend	1%	(5)%
Gross margin (in millions)	$554.5	$559.6
Gross margin as a percentage of net sales	36.6%	37.6%
Retail gross margin as a percentage of retail net sales	38.1%	39.1%
Selling, general and administrative expenses as a percentage of net sales	28.7%	29.1%
Cash flow provided by operations (in millions)*	$319.4	$176.0
Total retail store count at end of period	272	273
Retail sales per square foot	$32	$31
Retail store inventory trend	2%	—%
Annualized retail merchandise inventory turnover	2.5	2.6

*Cash flow from operations data is for the six months ended August 2, 2025 and August 3, 2024.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.5	1.7	1.3	1.6

	101.5	101.7	101.3	101.6

Cost of sales	63.4	62.4	59.7	58.8
Selling, general and administrative expenses	28.7	29.1	28.1	28.3
Depreciation and amortization	3.0	3.1	2.9	3.0
Rentals	0.3	0.3	0.3	0.3
Interest and debt (income) expense, net	(0.1)	(0.3)	(0.1)	(0.2)
Other expense	0.3	0.4	0.4	0.4
Gain on disposal of assets	(0.3)	0.0	(0.2)	0.0

Income before income taxes	6.2	6.5	10.1	10.9
Income taxes	1.4	1.5	2.4	2.5

Net income	4.8%	5.0%	7.8%	8.4%

Net Sales

	Three Months Ended
	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change
Net sales:
Retail operations segment	$1,446,843	$1,426,431	$20,412
Construction segment	66,987	63,507	3,480
Total net sales	$1,513,830	$1,489,938	$23,892

The percent change by segment and product category in the Company’s sales for the three months ended August 2, 2025 compared to the three months ended August 3, 2024 as well as the sales percentage by segment and product category to total net sales for the three months ended August 2, 2025 are as follows:

	% Change	% of
	2025 - 2024	Net Sales
Retail operations segment
Cosmetics	(0.8)%	15%
Ladies’ apparel	1.5	22
Ladies’ accessories and lingerie	3.2	15
Juniors’ and children’s apparel	6.0	8
Men’s apparel and accessories	0.6	20
Shoes	1.3	13
Home and furniture	(2.4)	3
		96
Construction segment	5.5	4
Total		100%

Net sales from the retail operations segment increased $20.4 million, or approximately 1%, and sales in comparable stores increased approximately 1% during the three months ended August 2, 2025 compared to the three months ended

August 3, 2024. Sales in juniors’ and children’s apparel increased significantly. Sales in ladies’ accessories and lingerie and ladies’ apparel increased moderately. Sales in shoes and men’s apparel and accessories increased slightly. Sales in cosmetics decreased slightly while sales in home and furniture decreased moderately.

The number of sales transactions decreased 2% for the three months ended August 2, 2025 compared to the three months ended August 3, 2024, while the average dollars per sales transaction increased 3%.

We recorded a return asset of $11.0 million and $11.5 million and an allowance for sales returns of $18.8 million and $20.1 million as of August 2, 2025 and August 3, 2024, respectively.

During the three months ended August 2, 2025, net sales from the construction segment increased $3.5 million, or approximately 5%, compared to the three months ended August 3, 2024 due to an increase in construction activity. The remaining performance obligations related to executed construction contracts totaled $129.5 million as of August 2, 2025, decreasing approximately 36% from February 1, 2025 and decreasing approximately 45% from August 3, 2024. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

	Six Months Ended
	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change
Net sales:
Retail operations segment	$2,914,780	$2,919,074	$(4,294)
Construction segment	127,913	119,915	7,998
Total net sales	$3,042,693	$3,038,989	$3,704

The percent change by segment and product category in the Company’s sales for the six months ended August 2, 2025 compared to the six months ended August 3, 2024 as well as the sales percentage by segment and product category to total net sales for the six months ended August 2, 2025 are as follows:

	% Change	% of
	2025 - 2024	Net Sales
Retail operations segment
Cosmetics	(1.7)%	15%
Ladies’ apparel	(1.0)	22
Ladies’ accessories and lingerie	1.6	14
Juniors’ and children’s apparel	4.4	9
Men’s apparel and accessories	0.4	19
Shoes	(1.6)	14
Home and furniture	(3.6)	3
		96
Construction segment	6.7	4
Total		100%

Net sales from the retail operations segment decreased $4.3 million during the six months ended August 2, 2025 compared to the six months ended August 3, 2024, remaining essentially flat as a percentage of the prior period sales in both total and comparable stores. Sales in home and furniture, cosmetics and shoes decreased moderately, while sales in ladies’ apparel decreased slightly. Sales in men’s apparel and accessories remained essentially flat, while sales in ladies’ accessories and lingerie and juniors’ and children’s apparel increased moderately.

The number of sales transactions decreased 2% for the six months ended August 2, 2025 compared to the six months ended August 3, 2024, while the average dollars per sales transaction increased 2%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 2, 2025 and August 3, 2024 was 23.4%.

During the six months ended August 2, 2025, net sales from the construction segment increased $8.0 million, or approximately 7%, compared to the six months ended August 3, 2024 due to an increase in construction activity.

Service Charges and Other Income

					Three	Six
	Three Months Ended		Six Months Ended		Months	Months
	August 2,	August 3,	August 2,	August 3,	$ Change	$ Change
(in thousands of dollars)	2025	2024	2025	2024	2025 - 2024	2025 - 2024
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance and former Wells Fargo Alliance	$11,298	$12,722	$17,170	$24,357	$(1,424)	$(7,187)
Shipping and handling income	8,265	8,665	16,326	17,633	(400)	(1,307)
Other	2,577	3,294	6,726	6,350	(717)	376
	22,140	24,681	40,222	48,340	(2,541)	(8,118)
Construction segment	33	27	59	126	6	(67)
Total service charges and other income	$22,173	$24,708	$40,281	$48,466	$(2,535)	$(8,185)

Service charges and other income includes the income from the Citibank Alliance and former Wells Fargo Alliance. Income from the alliances decreased $1.4 million for the three months ended August 2, 2025 compared to August 3, 2024, primarily from decreases in finance charges and late fees mainly resulting from lower average net receivables. Income from the alliances decreased $7.2 million for the six months ended August 2, 2025 compared to August 3, 2024, primarily from (a) decreases in finance charges and late fees mainly resulting from lower average net receivables and (b) increases in credit losses.

While future cash flows under the Citibank Alliance are difficult to predict, the Company expects income from this new alliance to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time.

Gross Margin

	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$550,925	$557,198	$(6,273)	(1.1)%
Construction segment	3,599	2,409	1,190	49.4
Total gross margin	$554,524	$559,607	$(5,083)	(0.9)%

Six months ended
Retail operations segment	$1,219,190	$1,246,383	$(27,193)	(2.2)%
Construction segment	6,506	4,450	2,056	46.2
Total gross margin	$1,225,696	$1,250,833	$(25,137)	(2.0)%

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Gross margin as a percentage of segment net sales:
Retail operations segment	38.1%	39.1%	41.8%	42.7%
Construction segment	5.4	3.8	5.1	3.7
Total gross margin as a percentage of net sales	36.6	37.6	40.3	41.2

Gross margin, as a percentage of sales, decreased to 36.6% from 37.6% during the three months ended August 2, 2025 compared to the three months ended August 3, 2024.

Gross margin from retail operations, as a percentage of sales, decreased to 38.1% from 39.1% during the three months ended August 2, 2025 compared to the three months ended August 3, 2024. Gross margin decreased significantly in ladies’ apparel and decreased slightly in men’s apparel and accessories. Gross margin was essentially flat in juniors’ and children’s apparel, cosmetics and home and furniture. Gross margin increased slightly in ladies’ accessories and lingerie and increased moderately in shoes.

Gross margin, as a percentage of sales, decreased to 40.3% from 41.2% during the six months ended August 2, 2025 compared to the six months ended August 3, 2024.

Gross margin from retail operations, as a percentage of sales, decreased to 41.8% from 42.7% during the six months ended August 2, 2025 compared to the six months ended August 3, 2024. Gross margin decreased moderately in ladies’ apparel and decreased slightly in men’s apparel and accessories and juniors’ and children’s apparel. Gross margin was essentially unchanged in all other product categories.

Total inventory increased 2% at August 2, 2025 compared to August 3, 2024. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $4 million for the three and six months ended August 2, 2025, respectively.

The Company is closely monitoring inflation and potential trade restrictions, including tariffs, which pose a risk to our operations. The extent of the impact on the Company's financial performance will depend on the effectiveness of our ongoing initiatives to manage these fluctuating costs.

Selling, General and Administrative Expenses (“SG&A”)

	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$431,751	$430,850	$901	0.2%
Construction segment	2,414	2,809	(395)	(14.1)
Total SG&A	$434,165	$433,659	$506	0.1%

Six months ended
Retail operations segment	$851,266	$854,856	$(3,590)	(0.4)%
Construction segment	4,589	5,477	(888)	(16.2)
Total SG&A	$855,855	$860,333	$(4,478)	(0.5)%

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
SG&A as a percentage of segment net sales:
Retail operations segment	29.8%	30.2%	29.2%	29.3%
Construction segment	3.6	4.4	3.6	4.6
Total SG&A as a percentage of net sales	28.7	29.1	28.1	28.3

SG&A decreased to 28.7% of sales during the three months ended August 2, 2025 from 29.1% of sales during the three months ended August 3, 2024, while increasing $0.5 million in total dollars. SG&A from retail operations decreased to 29.8% of sales for the three months ended August 2, 2025 from 30.2% of sales for the three months ended August 3, 2024, while increasing $0.9 million in total dollars.

During the three months ended August 2, 2025 and August 3, 2024, payroll and payroll-related expenses were $303.5 million and $304.3 million, respectively, decreasing $0.8 million. This decrease was offset by increases in various other expense categories.

SG&A decreased to 28.1% of sales during the six months ended August 2, 2025 from 28.3% of sales during the six months ended August 3, 2024, a decrease of $4.5 million in total dollars. SG&A from retail operations decreased to 29.2% of sales for the six months ended August 2, 2025 from 29.3% of sales for the six months ended August 3, 2024, a decrease of $3.6 million in total dollars.

During the six months ended August 2, 2025 and August 3, 2024, payroll and payroll-related expenses were $601.4 million and $606.5 million, respectively, decreasing $5.1 million.

The Company plans to continue its focus of aligning expenses with sales performance.

Interest and Debt (Income) Expense, Net

	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(1,224)	$(3,718)	$2,494	(67.1)%
Construction segment	(233)	(216)	(17)	7.9
Total interest and debt (income) expense, net	$(1,457)	$(3,934)	$2,477	(63.0)%

Six months ended
Retail operations segment	$(1,836)	$(7,006)	$5,170	(73.8)%
Construction segment	(443)	(460)	17	(3.7)
Total interest and debt (income) expense, net	$(2,279)	$(7,466)	$5,187	(69.5)%

Net interest and debt income decreased $2.5 million and $5.2 million during the three and six months ended August 2, 2025 compared to the three and six months ended August 3, 2024, primarily due to a decrease in interest income. Interest income was $11.5 million and $13.7 million for the three months ended August 2, 2025 and August 3, 2024, respectively. Interest income was $22.7 million and $27.3 million for the six months ended August 2, 2025 and August 3, 2024, respectively.

Other Expense

	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$5,035	$6,158	$(1,123)	(18.2)%
Construction segment	—	—	—	—
Total other expense	$5,035	$6,158	$(1,123)	(18.2)%

Six months ended
Retail operations segment	$10,728	$12,316	$(1,588)	(12.9)%
Construction segment	—	—	—	—
Total other expense	$10,728	$12,316	$(1,588)	(12.9)%

Other expense decreased $1.1 million and $1.6 million during the three and six months ended August 2, 2025 compared to the three and six months ended August 3, 2024, respectively, primarily due to a decrease in the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(4,828)	$(4)	$(4,824)
Construction segment	(13)	(9)	(4)
Total gain on disposal of assets	$(4,841)	$(13)	$(4,828)

Six months ended
Retail operations segment	$(4,887)	$(255)	$(4,632)
Construction segment	(13)	(25)	12
Total gain on disposal of assets	$(4,900)	$(280)	$(4,620)

During the three months ended August 2, 2025, the Company received proceeds of $6.0 million primarily from the sale of three properties, resulting in a gain of $4.8 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.0% and 23.3% for the three months ended August 2, 2025 and August 3, 2024, respectively. The Company’s estimated federal and state effective income tax rate was approximately 23.2% and 23.3% for the six months ended August 2, 2025 and August 3, 2024, respectively. During the three and six months ended August 2, 2025 and August 3, 2024, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2025 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2025 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Notable provisions include restoration of 100% bonus depreciation, full expensing of domestic research expenditures, and modifications to interest expense limitations and charitable contribution deduction thresholds. Accounting Standards Codification §740, Accounting for Income Taxes, requires recognition of the effects of changes in tax law during the period of enactment. The effects of these provisions did not have, and are not expected to have, a material impact on the Company’s financial results.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 2, 2025 and August 3, 2024 follows:

	Six Months Ended
	August 2,	August 3,
(in thousands of dollars)	2025	2024	$ Change
Operating activities	$319,393	$175,957	$143,436
Investing activities	93,746	(29,403)	123,149
Financing activities	(118,982)	(8,113)	(110,869)
Total Increase in Cash and Cash Equivalents	$294,157	$138,441	$155,716

Net cash flows from operations increased $143.4 million during the six months ended August 2, 2025 compared to the six months ended August 3, 2024. This increase was primarily due to changes in working capital items, notably changes in income taxes payable. Following the disaster declaration issued by the Federal Emergency Management Agency related to the severe storms, tornadoes and flooding that began on April 2, 2025 in the state of Arkansas, the Internal Revenue Service was permitted to and did postpone certain tax-filing and tax-payment deadlines for taxpayers who reside or have a business in the disaster area. As a result, the Company’s tax payment deadline was extended to November 3, 2025.

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

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $17.2 million and $24.4 million from the Citibank Alliance and the former Wells Fargo Alliance during the six months ended August 2, 2025 and August 3, 2024, respectively.

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

Capital expenditures were $43.5 million and $61.1 million for the six months ended August 2, 2025 and August 3, 2024, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the six months ended August 3, 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation.

We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended August 2, 2025, the Company received proceeds of $6.0 million primarily from the sale of three properties, resulting in a gain of $4.9 million that was recorded in gain on disposal of assets.

During the six months ended August 2, 2025 and August 3, 2024, the Company purchased certain treasury bills for $273.5 million and $319.5 million, respectively, that are classified as short-term investments. During the six months ended August 2, 2025 and August 3, 2024, the Company received proceeds of $405.0 million and $350.9 million, respectively, related to maturities of these short-term investments.

The Company had cash and cash equivalents of $1.012 billion as of August 2, 2025. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In March 2025, the Company amended the credit agreement (the “2025 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the six months ended August 2, 2025, the Company paid $3.3 million in issuance costs related to the 2025 amendment, which were recorded in other assets on the condensed consolidated balance sheet. At August 2, 2025, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability of $774.7 million.

During the six months ended August 2, 2025, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $359.16 per share for $107.8 million under the Company’s stock repurchase plan. During the six months ended August 3, 2024, no share repurchases were made under the Company’s stock repurchase plan. As of August 2, 2025, $165.2 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the six months ended August 2, 2025, the Company also accrued $1.1 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended February 1, 2025. As of August 2, 2025, there have been no material changes to these critical accounting policies and estimates.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 5, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
May 4, 2025 through May 31, 2025	—	$—	—	$174,970,857
June 1, 2025 through July 5, 2025	24,469	398.67	24,469	165,215,709
July 6, 2025 through August 2, 2025	—	—	—	165,215,709
Total	24,469	$398.67	24,469	$165,215,709

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended August 2, 2025, the Company repurchased 24 thousand shares totaling $9.8 million under its stock repurchase plan. As of August 2, 2025, $165.2 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended August 2, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description
2.1*	Plan of Conversion (Exhibit 2.1 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

3.1*	Certificate of Elimination relating to the Series A Junior Participating Preferred Stock, dated July 18, 2025 (Exhibit 3.1 to Form 8-K dated as of July 21, 2025, File No. 1-6140).

3.2*	Certificate of Formation of Dillard’s, Inc. (Exhibit 3.1 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

3.3*	Bylaws of Dillard’s, Inc. (Exhibit 3.2 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	September 5, 2025	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer