Form 10-Q
period 2025-11-01
DILLARD'S, INC.
filed 2025-12-05
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of November 29, 2025     11,626,733

CLASS B COMMON STOCK as of November 29, 2025 3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	November 1,	February 1,	November 2,
	2025	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,149,201	$717,854	$980,392
Accounts receivable	44,901	55,700	61,741
Short-term investments	185,243	325,675	128,875
Merchandise inventories	1,718,071	1,172,047	1,682,217
Other current assets	71,616	96,794	89,076

Total current assets	3,169,032	2,368,070	2,942,301

Property and equipment (net of accumulated depreciation of $2,882,759, $2,774,081 and $2,769,402, respectively)	943,696	1,002,248	1,030,690
Operating lease assets	27,260	33,562	35,921
Deferred income taxes	65,622	69,099	64,733
Other assets	92,455	58,075	59,417

Total assets	$4,298,065	$3,531,054	$4,133,062

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,213,976	$795,023	$1,214,982
Current portion of long-term debt	96,000	—	—
Current portion of operating lease liabilities	10,037	11,411	11,721
Federal and state income taxes	125,443	28,472	10,030

Total current liabilities	1,445,456	834,906	1,236,733

Long-term debt	225,647	321,567	321,541
Operating lease liabilities	16,882	22,345	24,338
Other liabilities	365,034	356,076	387,055
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,241	1,241	1,240
Additional paid-in capital	972,855	971,524	968,909
Accumulated other comprehensive loss	(47,427)	(49,851)	(81,376)
Retained earnings	6,581,999	6,228,048	6,415,270
Less treasury stock, at cost	(5,463,622)	(5,354,802)	(5,340,648)

Total stockholders’ equity	2,045,046	1,796,160	1,963,395

Total liabilities and stockholders’ equity	$4,298,065	$3,531,054	$4,133,062

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	$1,468,768	$1,427,009	$4,511,461	$4,465,998
Service charges and other income	22,205	24,151	62,486	72,617

	1,490,973	1,451,160	4,573,947	4,538,615

Cost of sales	831,643	819,313	2,648,640	2,607,469
Selling, general and administrative expenses	440,409	418,899	1,296,264	1,279,232
Depreciation and amortization	44,375	44,045	133,519	136,540
Rentals	4,354	4,888	13,501	14,868
Interest and debt (income) expense, net	(3,076)	(4,478)	(5,355)	(11,944)
Other expense	5,035	6,158	15,763	18,474
Gain on disposal of assets	(577)	(171)	(5,477)	(451)

Income before income taxes	168,810	162,506	477,092	494,427
Income taxes	39,000	37,910	110,630	115,310

Net income	$129,810	$124,596	$366,462	$379,117

Earnings per share:
Basic and diluted	$8.31	$7.73	$23.39	$23.42

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net income	$129,810	$124,596	$366,462	$379,117
Other comprehensive income:
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $121, $238, $363, and $716, respectively)	808	1,945	2,424	5,832

Comprehensive income	$130,618	$126,541	$368,886	$384,949

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended November 1, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, August 2, 2025	$1,241	$972,855	$(48,235)	$6,456,873	$(5,463,622)	$1,919,112
Net income	—	—	—	129,810	—	129,810
Other comprehensive income	—	—	808	—	—	808
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(4,684)	—	(4,684)
Balance, November 1, 2025	$1,241	$972,855	$(47,427)	$6,581,999	$(5,463,622)	$2,045,046

	Three Months Ended November 2, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, August 3, 2024	$1,240	$968,909	$(83,321)	$6,294,693	$(5,232,600)	$1,948,921
Net income	—	—	—	124,596	—	124,596
Other comprehensive income	—	—	1,945	—	—	1,945
Purchase of 293,583 shares of treasury stock (including excise tax)	—	—	—	—	(108,048)	(108,048)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(4,019)	—	(4,019)
Balance, November 2, 2024	$1,240	$968,909	$(81,376)	$6,415,270	$(5,340,648)	$1,963,395

	Nine Months Ended November 1, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 1, 2025	$1,241	$971,524	$(49,851)	$6,228,048	$(5,354,802)	$1,796,160
Net income	—	—	—	366,462	—	366,462
Other comprehensive income	—	—	2,424	—	—	2,424
Issuance of 3,210 shares under equity plans	—	1,331	—	—	—	1,331
Purchase of 300,013 shares of treasury stock (including excise tax)	—	—	—	—	(108,820)	(108,820)
Cash dividends declared:
Common stock, $0.80 per share	—	—	—	(12,511)	—	(12,511)
Balance, November 1, 2025	$1,241	$972,855	$(47,427)	$6,581,999	$(5,463,622)	$2,045,046

	Nine Months Ended November 2, 2024
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 3, 2024	$1,240	$967,348	$(87,208)	$6,048,288	$(5,232,600)	$1,697,068
Net income	—	—	—	379,117	—	379,117
Other comprehensive income	—	—	5,832	—	—	5,832
Issuance of 3,600 shares under equity plans	—	1,561	—	—	—	1,561
Purchase of 293,583 shares of treasury stock (including excise tax)	—	—	—	—	(108,048)	(108,048)
Cash dividends declared:
Common stock, $0.75 per share	—	—	—	(12,135)	—	(12,135)
Balance, November 2, 2024	$1,240	$968,909	$(81,376)	$6,415,270	$(5,340,648)	$1,963,395

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	November 1,	November 2,
	2025	2024
Operating activities:
Net income	$366,462	$379,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	134,650	137,817
Gain on disposal of assets	(5,477)	(451)
Accrued interest on short-term investments	(6,971)	(9,253)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,799	(1,194)
Increase in merchandise inventories	(546,024)	(588,218)
Decrease in other current assets	22,518	9,820
Decrease (increase) in other assets	1,992	(1,037)
Increase in trade accounts payable and accrued expenses and other liabilities	426,139	447,635
Increase (decrease) in income taxes payable	101,767	(24,802)

Net cash provided by operating activities	505,855	349,434

Investing activities:
Purchase of property and equipment and capitalized software	(73,838)	(89,147)
Proceeds from disposal of assets	7,607	571
Proceeds from insurance	1,521	—
Purchase of short-term investments	(396,337)	(422,438)
Proceeds from maturities of short-term investments	543,740	450,852
Investments related to joint ventures	(34,305)	—

Net cash provided by (used in) investing activities	48,388	(60,162)

Financing activities:
Cash dividends paid	(11,804)	(12,172)
Purchase of treasury stock	(107,756)	(104,995)
Issuance cost of line of credit	(3,336)	—

Net cash used in financing activities	(122,896)	(117,167)

Increase in cash and cash equivalents	431,347	172,105
Cash and cash equivalents, beginning of period	717,854	808,287

Cash and cash equivalents, end of period	$1,149,201	$980,392

Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$9,824	$9,935
Stock awards	1,331	1,561
Accrued purchases of treasury stock and excise taxes	1,064	3,053
Lease assets obtained in exchange for new operating lease liabilities	2,526	2,152

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 1, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026 due to, among other factors, the seasonal nature of the business.

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

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company will present these new disclosures in its consolidated financial statements for the annual period ending January 31, 2026. The new requirements pertain to tax disclosures only and are not expected otherwise to impact the Company’s consolidated financial statements and accompanying notes.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal -Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update requires an entity to start capitalizing software costs when specific conditions are met and removes all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this ASU will have on potential future capitalizable software costs.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Retail operations segment:
Cosmetics	15%	15%	15%	15%
Ladies’ apparel	21	21	22	22
Ladies’ accessories and lingerie	13	13	13	13
Juniors’ and children’s apparel	10	9	10	9
Men’s apparel and accessories	18	19	19	19
Shoes	15	15	14	15
Home and furniture	3	3	3	3
	95	95	96	96
Construction segment	5	5	4	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended November 1, 2025			Three Months Ended November 2, 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated	Retail Operations	Construction	Consolidated
Net sales from customers	$1,400,578	$75,801	$1,476,379	$1,356,240	$77,601	$1,433,841
Elimination of intersegment revenues	-	(7,611)	(7,611)	-	(6,832)	(6,832)
Net sales from external customers	1,400,578	68,190	1,468,768	1,356,240	70,769	1,427,009

Reconciliation of revenue
Service charges and other income	22,181	24	22,205	24,123	28	24,151
Total net sales and service charges and other income	1,422,759	68,214	1,490,973	1,380,363	70,797	1,451,160

Less: (a)
Cost of sales	766,661	64,982	831,643	752,760	66,553	819,313
Payroll expense (b)	276,042	1,911	277,953	264,762	1,648	266,410
Depreciation and amortization	44,292	83	44,375	43,976	69	44,045
Rentals	4,296	58	4,354	4,838	50	4,888
Interest and investment income	(12,987)	(303)	(13,290)	(13,904)	(211)	(14,115)
Interest and debt expense	10,214	-	10,214	9,637	-	9,637
Other segment items (c)	166,385	529	166,914	157,881	595	158,476
Income before income taxes	$167,856	$954	168,810	$160,413	$2,093	162,506
Income taxes			39,000			37,910
Net income			$129,810			$124,596

Gross margin (d)	$633,917	$3,208	$637,125	$603,480	$4,216	$607,696
Gross margin percentage	45.3%	4.7%	43.4%	44.5%	6.0%	42.6%

Total assets	$4,224,600	$73,465	$4,298,065	$4,053,706	$79,356	$4,133,062
Capital expenditures	$30,066	$245	$30,311	$28,013	$48	$28,061

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●All selling, general and administrative expenses other than payroll expense
●Other expense
●Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

Intersegment construction revenues of $7.6 million and $6.8 million for the three months ended November 1, 2025 and November 2, 2024, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

	Nine Months Ended November 1, 2025			Nine Months Ended November 2, 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated	Retail Operations	Construction	Consolidated
Net sales from customers	$4,315,358	$217,164	$4,532,522	$4,275,314	$214,255	$4,489,569
Elimination of intersegment revenues	-	(21,061)	(21,061)	-	(23,571)	(23,571)
Net sales from external customers	4,315,358	196,103	4,511,461	4,275,314	190,684	4,465,998

Reconciliation of revenue
Service charges and other income	62,403	83	62,486	72,463	154	72,617
Total net sales and service charges and other income	4,377,761	196,186	4,573,947	4,347,777	190,838	4,538,615

Less: (a)
Cost of sales	2,462,251	186,389	2,648,640	2,425,451	182,018	2,607,469
Payroll expense (b)	807,713	5,347	813,060	801,808	5,425	807,233
Depreciation and amortization	133,282	237	133,519	136,240	300	136,540
Rentals	13,331	170	13,501	14,702	166	14,868
Interest and investment income	(35,234)	(746)	(35,980)	(40,746)	(671)	(41,417)
Interest and debt expense	30,625	-	30,625	29,473	-	29,473
Other segment items (c)	491,821	1,669	493,490	487,752	2,270	490,022
Income before income taxes	$473,972	$3,120	477,092	$493,097	$1,330	494,427
Income taxes			110,630			115,310
Net income			$366,462			$379,117

Gross margin (d)	$1,853,107	$9,714	$1,862,821	$1,849,863	$8,666	$1,858,529
Gross margin percentage	42.9%	5.0%	41.3%	43.3%	4.5%	41.6%

Total assets	$4,224,600	$73,465	$4,298,065	$4,053,706	$79,356	$4,133,062
Capital expenditures	$73,527	$311	$73,838	$89,046	$101	$89,147

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All selling, general and administrative expenses other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

Intersegment construction revenues of $21.1 million and $23.6 million for the nine months ended November 1, 2025 and November 2, 2024, respectively, were eliminated during consolidation and have been excluded from net sales for the respective periods.

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

Retail
	November 1,	February 1,	November 2,	February 3,
(in thousands of dollars)	2025	2025	2024	2024
Contract liabilities	$63,268	$76,667	$67,189	$85,227

During the nine months ended November 1, 2025 and November 2, 2024, the Company recorded $39.0 million and $47.1 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $76.7 million and $85.2 million at February 1, 2025 and February 3, 2024, respectively.

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

Construction
	November 1,	February 1,	November 2,	February 3,
(in thousands of dollars)	2025	2025	2024	2024
Accounts receivable	$38,423	$46,646	$54,992	$47,240
Costs and estimated earnings in excess of billings on uncompleted contracts	3,765	3,913	2,186	1,695
Billings in excess of costs and estimated earnings on uncompleted contracts	6,932	6,983	12,436	6,307

During the nine months ended November 1, 2025 and November 2, 2024, the Company recorded $6.8 million and $5.7 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.0 million and $6.3 million at February 1, 2025 and February 3, 2024, respectively.

The remaining performance obligations related to executed construction contracts totaled $92.3 million, $202.8 million and $248.8 million at November 1, 2025, February 1, 2025 and November 2, 2024, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net income	$129,810	$124,596	$366,462	$379,117

Weighted average shares of common stock outstanding	15,613	16,111	15,669	16,191

Basic and diluted earnings per share	$8.31	$7.73	$23.39	$23.42

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and nine months ended November 1, 2025 and November 2, 2024.

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

At November 1, 2025, letters of credit totaling $25.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $2.2 million and $6.5 million to the Pension Plan during the three and nine months ended November 1, 2025, respectively, and expects to make additional contributions to the Pension Plan of approximately $2.2 million during the remainder of fiscal 2025.

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
(in thousands of dollars)	2025	2024	2025	2024
Components of net periodic benefit costs:
Service cost	$1,439	$1,589	$4,317	$4,766
Interest cost	4,106	3,975	12,318	11,926
Net actuarial loss	929	2,183	2,786	6,548
Net periodic benefit costs	$6,474	$7,747	$19,421	$23,240

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

At November 1, 2025, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Cost of shares repurchased	$—	$106,991	$107,752	$106,991
Number of shares repurchased	—	294	300	294
Average price per share	$—	$364.43	$359.16	$364.43

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of November 1, 2025, $165.2 million of authorization remained under the May 2023 Stock Plan.

Note 9. Income Taxes

During the three and nine months ended November 1, 2025 and November 2, 2024, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at November 1, 2025 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair value of the Company’s long-term debt at November 1, 2025 was approximately $336.6 million. The carrying value of the Company’s long-term debt, including current portion, at November 1, 2025 was approximately $321.6 million. The fair value of the Company’s subordinated debentures at November 1, 2025 was approximately $206.0 million. The carrying value of the Company’s subordinated debentures at November 1, 2025 was $200 million.

Note 11. Subsequent Event

On November 20, 2025, the Company announced that its Board of Directors declared a special dividend of $30.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on January 5, 2026 to stockholders of record as of December 12, 2025. The Company expects to recognize federal and state income tax benefits due to a deduction related to that portion of the special dividend to be paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan.

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

EXECUTIVE OVERVIEW

Management was encouraged to see the sales strength from July continue through the third quarter, with sales up 3% compared to the prior year third quarter. The Company continued to focus on inventory control. Retail gross margin improved 80 basis points of sales compared to the prior year third quarter, and ending inventory increased 2%.

Compared to the prior third quarter, both total retail sales (which exclude construction sales) and comparable store sales increased 3%. Retail gross margin was 45.3% of sales compared to 44.5% in the prior year third quarter.

Selling, general and administrative expenses for the three months ended November 1, 2025 increased $21.5 million to $440.4 million (30.0% of sales) from $418.9 million (29.4% of sales) for the prior year third quarter. The increase was notably due to payroll and payroll-related expenses.

For the three months ended November 1, 2025, the Company reported net income of $129.8 million ($8.31 per share) compared to net income of $124.6 million ($7.73 per share) for the three months ended November 2, 2024.

Net cash provided by operating activities was $505.9 million for the nine months ended November 1, 2025 compared to $349.4 million for the prior year nine-month period, with the increase largely due to changes in income taxes payable following a federal disaster declaration which allowed the postponement of certain income tax payments.

As of November 1, 2025, the Company had working capital of $1.724 billion (including cash and cash equivalents of $1.149 billion and short-term investments of $185.2 million) and $521.6 million of total debt outstanding, including one scheduled debt maturity of $96.0 million due July 2026, $225.6 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 272 Dillard’s stores, including 28 clearance centers, and an internet store as of November 1, 2025.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	November 1,	November 2,
	2025	2024
Net sales (in millions)	$1,468.8	$1,427.0
Retail stores sales trend	3%	(4)%
Comparable retail stores sales trend	3%	(4)%
Gross margin (in millions)	$637.1	$607.7
Gross margin as a percentage of net sales	43.4%	42.6%
Retail gross margin as a percentage of retail net sales	45.3%	44.5%
Selling, general and administrative expenses as a percentage of net sales	30.0%	29.4%
Cash flow provided by operations (in millions)*	$505.9	$349.4
Total retail store count at end of period	272	273
Retail sales per square foot	$31	$30
Retail store inventory trend	2%	3%
Annualized retail merchandise inventory turnover	2.1	2.1

*Cash flow from operations data is for the nine months ended November 1, 2025 and November 2, 2024.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.5	1.7	1.4	1.6

	101.5	101.7	101.4	101.6

Cost of sales	56.6	57.4	58.7	58.4
Selling, general and administrative expenses	30.0	29.4	28.7	28.6
Depreciation and amortization	3.0	3.1	3.0	3.1
Rentals	0.3	0.3	0.3	0.3
Interest and debt (income) expense, net	(0.2)	(0.3)	(0.1)	(0.3)
Other expense	0.3	0.4	0.3	0.4
Gain on disposal of assets	0.0	0.0	(0.1)	0.0

Income before income taxes	11.5	11.4	10.6	11.1
Income taxes	2.7	2.7	2.5	2.6

Net income	8.8%	8.7%	8.1%	8.5%

Net Sales

	Three Months Ended
	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change
Net sales:
Retail operations segment	$1,400,578	$1,356,240	$44,338
Construction segment	68,190	70,769	(2,579)
Total net sales	$1,468,768	$1,427,009	$41,759

The percent change by segment and product category in the Company’s sales for the three months ended November 1, 2025 compared to the three months ended November 2, 2024 as well as the sales percentage by segment and product category to total net sales for the three months ended November 1, 2025 are as follows:

	% Change	% of
	2025 - 2024	Net Sales
Retail operations segment
Cosmetics	1.0%	15%
Ladies’ apparel	4.7	21
Ladies’ accessories and lingerie	6.6	13
Juniors’ and children’s apparel	5.4	10
Men’s apparel and accessories	1.2	18
Shoes	2.3	15
Home and furniture	1.4	3
		95
Construction segment	(3.6)	5
Total		100%

Net sales from the retail operations segment increased $44.3 million, or approximately 3%, and sales in comparable stores increased approximately 3% during the three months ended November 1, 2025 compared to the three months ended November 2, 2024. Sales in ladies’ accessories and lingerie, juniors’ and children’s apparel and ladies’ apparel increased significantly. Sales in shoes increased moderately, while sales in home and furniture, men’s apparel and accessories and cosmetics increased slightly.

The number of sales transactions decreased 1% for the three months ended November 1, 2025 compared to the three months ended November 2, 2024, while the average dollars per sales transaction increased 5%.

We recorded a return asset of $10.6 million and $10.5 million and an allowance for sales returns of $20.7 million and $20.2 million as of November 1, 2025 and November 2, 2024, respectively.

During the three months ended November 1, 2025, net sales from the construction segment decreased $2.6 million, or approximately 4%, compared to the three months ended November 2, 2024 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $92.3 million as of November 1, 2025, decreasing approximately 54% from February 1, 2025 and decreasing approximately 63% from November 2, 2024. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

	Nine Months Ended
	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change
Net sales:
Retail operations segment	$4,315,358	$4,275,314	$40,044
Construction segment	196,103	190,684	5,419
Total net sales	$4,511,461	$4,465,998	$45,463

The percent change by segment and product category in the Company’s sales for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024 as well as the sales percentage by segment and product category to total net sales for the nine months ended November 1, 2025 are as follows:

	% Change	% of
	2025 - 2024	Net Sales
Retail operations segment
Cosmetics	(0.8)%	15%
Ladies’ apparel	0.7	22
Ladies’ accessories and lingerie	3.1	13
Juniors’ and children’s apparel	4.7	10
Men’s apparel and accessories	0.6	19
Shoes	(0.3)	14
Home and furniture	(1.8)	3
		96
Construction segment	2.8	4
Total		100%

Net sales from the retail operations segment increased $40.0 million, or approximately 1%, and sales in comparable stores increased 1% during the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024. Sales in juniors’ and children’s apparel increased significantly, while sales in ladies’ accessories and lingerie increased moderately. Sales in ladies’ apparel and men’s apparel and accessories increased slightly. Sales in shoes remained essentially flat. Sales in cosmetics decreased slightly, while sales in home and furniture decreased moderately.

The number of sales transactions decreased 2% for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024, while the average dollars per sales transaction increased 3%.

During the nine months ended November 1, 2025, net sales from the construction segment increased $5.4 million, or approximately 3%, compared to the nine months ended November 2, 2024 due to an increase in construction activity.

Service Charges and Other Income

					Three	Nine
	Three Months Ended		Nine Months Ended		Months	Months
	November 1,	November 2,	November 1,	November 2,	$ Change	$ Change
(in thousands of dollars)	2025	2024	2025	2024	2025 - 2024	2025 - 2024
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance and former Wells Fargo Alliance	$11,289	$13,285	$28,459	$37,642	$(1,996)	$(9,183)
Shipping and handling income	7,931	7,723	24,257	25,356	208	(1,099)
Other	2,961	3,115	9,687	9,465	(154)	222
	22,181	24,123	62,403	72,463	(1,942)	(10,060)
Construction segment	24	28	83	154	(4)	(71)
Total service charges and other income	$22,205	$24,151	$62,486	$72,617	$(1,946)	$(10,131)

Service charges and other income includes the income from the Citibank Alliance and former Wells Fargo Alliance. Income from the alliances decreased $2.0 million for the three months ended November 1, 2025 compared to the three months ended November 2, 2024, primarily from decreases in finance charges and late fees mainly resulting from lower average net receivables. Income from the alliances decreased $9.2 million for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024, primarily from (a) decreases in finance charges and late fees mainly resulting from lower average net receivables and (b) increases in credit losses.

While future cash flows under the Citibank Alliance are difficult to predict, the Company expects income from this new alliance to initially be less than historical earnings from the Wells Fargo Alliance. The extent to which future cash flows will vary over the term of the new program from historical cash flows cannot be reasonably estimated at this time.

Gross Margin

	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$633,917	$603,480	$30,437	5.0%
Construction segment	3,208	4,216	(1,008)	(23.9)
Total gross margin	$637,125	$607,696	$29,429	4.8%

Nine months ended
Retail operations segment	$1,853,107	$1,849,863	$3,244	0.2%
Construction segment	9,714	8,666	1,048	12.1
Total gross margin	$1,862,821	$1,858,529	$4,292	0.2%

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Gross margin as a percentage of segment net sales:
Retail operations segment	45.3%	44.5%	42.9%	43.3%
Construction segment	4.7	6.0	5.0	4.5
Total gross margin as a percentage of net sales	43.4	42.6	41.3	41.6

Gross margin, as a percentage of sales, increased to 43.4% from 42.6% during the three months ended November 1, 2025 compared to the three months ended November 2, 2024.

Gross margin from retail operations, as a percentage of sales, increased to 45.3% from 44.5% during the three months ended November 1, 2025 compared to the three months ended November 2, 2024. Gross margin increased moderately in ladies’ accessories and lingerie and shoes, while gross margin in home and furniture and men’s apparel and accessories increased slightly. Gross margin was essentially unchanged in all other product categories.

Gross margin, as a percentage of sales, decreased to 41.3% from 41.6% during the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024.

Gross margin from retail operations, as a percentage of sales, decreased to 42.9% from 43.3% during the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024. Gross margin decreased moderately in ladies’ apparel and increased slightly in shoes and ladies’ accessories and lingerie. Gross margin was essentially unchanged in all other product categories.

Total inventory increased 2% at November 1, 2025 compared to November 2, 2024. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million and $5 million for the three and nine months ended November 1, 2025, respectively.

The Company is closely monitoring inflation and potential trade restrictions, including tariffs, which pose a risk to our operations. The extent of the impact on the Company's financial performance will depend on the effectiveness of our ongoing initiatives to manage these fluctuating costs.

Selling, General and Administrative Expenses (“SG&A”)

	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$437,962	$416,652	$21,310	5.1%
Construction segment	2,447	2,247	200	8.9
Total SG&A	$440,409	$418,899	$21,510	5.1%

Nine months ended
Retail operations segment	$1,289,228	$1,271,508	$17,720	1.4%
Construction segment	7,036	7,724	(688)	(8.9)
Total SG&A	$1,296,264	$1,279,232	$17,032	1.3%

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
SG&A as a percentage of segment net sales:
Retail operations segment	31.3%	30.7%	29.9%	29.7%
Construction segment	3.6	3.2	3.6	4.1
Total SG&A as a percentage of net sales	30.0	29.4	28.7	28.6

SG&A increased to 30.0% of sales during the three months ended November 1, 2025 from 29.4% of sales during the three months ended November 2, 2024, increasing $21.5 million in total dollars. SG&A from retail operations increased to 31.3% of sales for the three months ended November 1, 2025 from 30.7% of sales for the three months ended November 2, 2024, increasing $21.3 million in total dollars.

During the three months ended November 1, 2025 and November 2, 2024, payroll and payroll-related expenses were $311.4 million and $298.5 million, respectively, increasing $12.9 million.

SG&A increased to 28.7% of sales during the nine months ended November 1, 2025 from 28.6% of sales during the nine months ended November 2, 2024, increasing $17.0 million in total dollars. SG&A from retail operations increased to 29.9% of sales for the nine months ended November 1, 2025 from 29.7% of sales for the nine months ended November 2, 2024, increasing $17.7 million in total dollars.

During the nine months ended November 1, 2025 and November 2, 2024, payroll and payroll-related expenses were $912.8 million and $905.0 million, respectively, increasing $7.8 million. The increase in SG&A was also attributed to an $8.2 million increase in services purchased during the nine-month period.

The Company plans to continue its focus of aligning expenses with sales performance.

Interest and Debt (Income) Expense, Net

	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(2,773)	$(4,267)	$1,494	(35.0)%
Construction segment	(303)	(211)	(92)	43.6
Total interest and debt (income) expense, net	$(3,076)	$(4,478)	$1,402	(31.3)%

Nine months ended
Retail operations segment	$(4,609)	$(11,273)	$6,664	(59.1)%
Construction segment	(746)	(671)	(75)	11.2
Total interest and debt (income) expense, net	$(5,355)	$(11,944)	$6,589	(55.2)%

Net interest and debt income decreased $1.4 million and $6.6 million during the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024, primarily due to a decrease in interest income and capitalized interest. Interest income was $13.3 million and $14.1 million for the three months ended November 1, 2025 and November 2, 2024, respectively. Interest income was $36.0 million and $41.4 million for the nine months ended November 1, 2025 and November 2, 2024, respectively.

Other Expense

	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change	% Change
Other expense:
Three months ended
Retail operations segment	$5,035	$6,158	$(1,123)	(18.2)%
Construction segment	—	—	—	—
Total other expense	$5,035	$6,158	$(1,123)	(18.2)%

Nine months ended
Retail operations segment	$15,763	$18,474	$(2,711)	(14.7)%
Construction segment	—	—	—	—
Total other expense	$15,763	$18,474	$(2,711)	(14.7)%

Other expense decreased $1.1 million and $2.7 million during the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024, respectively, primarily due to a decrease in the amortization of the net actuarial loss related to the Company’s Pension Plan.

Gain on Disposal of Assets

	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(570)	$(167)	$(403)
Construction segment	(7)	(4)	(3)
Total gain on disposal of assets	$(577)	$(171)	$(406)

Nine months ended
Retail operations segment	$(5,457)	$(422)	$(5,035)
Construction segment	(20)	(29)	9
Total gain on disposal of assets	$(5,477)	$(451)	$(5,026)

During the nine months ended November 1, 2025, the Company received proceeds of $7.6 million primarily from the sale of four properties, resulting in a gain of $5.5 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.1% and 23.3% for the three months ended November 1, 2025 and November 2, 2024, respectively. The Company’s estimated federal and state effective income tax rate was approximately 23.2% and 23.3% for the nine months ended November 1, 2025 and November 2, 2024, respectively. During the three and nine months ended November 1, 2025 and November 2, 2024, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2025 federal and state effective income tax rate to approximate 19%. This rate includes expected federal and state income tax benefits due to a deduction related to that portion of the special dividend of $30.00 per share to be paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan. This rate may change if results of operations for fiscal 2025 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

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

FINANCIAL CONDITION

A summary of net cash flows for the nine months ended November 1, 2025 and November 2, 2024 follows:

	Nine Months Ended
	November 1,	November 2,
(in thousands of dollars)	2025	2024	$ Change
Operating activities	$505,855	$349,434	$156,421
Investing activities	48,388	(60,162)	108,550
Financing activities	(122,896)	(117,167)	(5,729)
Total Increase in Cash and Cash Equivalents	$431,347	$172,105	$259,242

Net cash flows from operations increased $156.4 million during the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024. This increase was primarily due to changes in working capital items, notably changes in income taxes payable. Following the disaster declaration issued by the Federal Emergency Management Agency related to the severe storms, tornadoes and flooding that began on April 2, 2025 in the State of Arkansas, the Internal Revenue Service was permitted to and did postpone certain tax-filing and tax-payment deadlines for taxpayers who reside or have a business in the disaster area. As a result, the Company’s tax payment deadline was extended to November 3, 2025.

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

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $28.5 million and $37.6 million from the Citibank Alliance and the former Wells Fargo Alliance during the nine months ended November 1, 2025 and November 2, 2024, respectively.

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

Capital expenditures were $73.8 million and $89.1 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the nine months ended November 2, 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation.

In November 2025, the Company announced the upcoming closure of its store at The Shops at Willow Bend in Plano, Texas (240,000 square feet). The store was sold in November 2025 and is expected to cease operating in January 2026. There are no material costs associated or expected with this store closure. We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

During the nine months ended November 1, 2025, the Company received proceeds of $7.6 million primarily from the sale of four properties, resulting in a gain of $5.5 million that was recorded in gain on disposal of assets.

During the nine months ended November 1, 2025 and November 2, 2024, the Company purchased certain treasury bills for $396.3 million and $422.4 million, respectively, that are classified as short-term investments. During the nine months ended November 1, 2025 and November 2, 2024, the Company received proceeds of $543.7 million and $450.9 million, respectively, related to maturities of these short-term investments.

During the nine months ended November 1, 2025, the Company contributed $34.3 million to its mall joint ventures, recording the investments in other assets on the Company’s condensed consolidated balance sheet.

The Company had cash and cash equivalents of $1.149 billion as of November 1, 2025. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In March 2025, the Company amended the credit agreement (the “2025 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the nine months ended November 1, 2025, the Company paid $3.3 million in issuance costs related to the 2025 amendment, which were recorded in other assets on the condensed consolidated balance sheet. At November 1, 2025, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability of $774.7 million.

During the nine months ended November 1, 2025, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $359.16 per share for $107.8 million under the Company’s stock repurchase plan. During the nine months ended November 2, 2024, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $364.43 per share for $107.0 million (including the accrual of $2.0 million of share repurchases that had not settled as of November 2, 2024) under the Company’s stock repurchase plan. As of November 1, 2025, $165.2 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the nine months ended November 1, 2025 and November 2, 2024, the Company accrued $1.1 million of excise tax in each period related to its share repurchase program as an additional cost of treasury shares.

On November 20, 2025, the Company announced that its Board of Directors declared a special dividend of $30.00 per share. The dividend is payable on the Class A Common Stock and Class B Common Stock of the Company on January 5, 2026 to stockholders of record as of December 12, 2025. The Company expects to fund the dividend from cash flows from operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended February 1, 2025. As of November 1, 2025, there have been no material changes to these critical accounting policies and estimates.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 5, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
August 3, 2025 through August 30, 2025	—	$—	—	$165,215,709
August 31, 2025 through October 4, 2025	—	—	—	165,215,709
October 5, 2025 through November 1, 2025	—	—	—	165,215,709
Total	—	$—	—	$165,215,709

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended November 1, 2025, the Company repurchased no shares under its stock repurchase plan. As of November 1, 2025, $165.2 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended November 1, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description
2.1*	Plan of Conversion (Exhibit 2.1 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

3.1*	Certificate of Formation of Dillard’s, Inc. (Exhibit 3.1 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

3.2*	Bylaws of Dillard’s, Inc. (Exhibit 3.2 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILLARD’S, INC.
(Registrant)

Date:	December 5, 2025	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer