Form 10-K
period 2026-01-31
DILLARD'S, INC.
filed 2026-03-27
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2025 was $3,465,020,033.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2026:

CLASS A COMMON STOCK, $0.01 par value	11,630,838
CLASS B COMMON STOCK, $0.01 par value	3,986,233

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2026 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.   BUSINESS.

Dillard’s, Inc. (“Dillard’s”, the “Company”, “we”, “us”, “our” or “Registrant”) ranks among the nation’s largest fashion apparel, cosmetics and home furnishing retailers. The Company, originally founded in 1938 by William T. Dillard, was incorporated in Delaware in 1964 (and was reincorporated in Texas in 2025). As of January 31, 2026, we operated 271 Dillard’s stores, including 28 clearance centers, and an Internet store at dillards.com offering a wide selection of merchandise including fashion apparel for women, men and children, accessories, cosmetics, home furnishings and other consumer goods. The Company also operates a general contracting construction company, CDI Contractors, LLC (“CDI”), a portion of whose business includes constructing and remodeling stores for the Company.

The following table summarizes the percentage of net sales by segment and major product line:

	Percentage of Net Sales
	Fiscal 2025	Fiscal 2024	Fiscal 2023
Retail operations segment:
Cosmetics	16%	16%	16%
Ladies' apparel	20	20	20
Ladies' accessories and lingerie	14	14	14
Juniors' and children's apparel	9	9	9
Men's apparel and accessories	19	19	19
Shoes	14	14	14
Home and furniture	4	4	4
	96	96	96
Construction segment	4	4	4
Total	100%	100%	100%

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

Our fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2025 ended on January 31, 2026 and contained 52 weeks. Fiscal year 2024 ended on February 1, 2025 and contained 52 weeks. Fiscal year 2023 ended on February 3, 2024 and contained 53 weeks.

Human Capital

As of December 20, 2025, the Company employed approximately 29,100 associates. Approximately 20,400 were full-time associates (greater than 35 hours per week), 6,400 were part-time associates (20-35 hours per week) and 2,300 were limited status associates (less than 20 hours per week).1 None of our associates are represented by a union.

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

As of December 20, 2025, approximately 75% of the salaried managers at our stores were promoted from hourly store positions.

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

1 For purposes of this section, all figures are based on calendar year 2025.

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

The occurrence of, or threat of, a natural disaster, climate change, war (including the ongoing conflict with Iran and/or Iranian-sponsored actors, other conflicts in the Middle East, and the ongoing conflict in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), acts of violence, acts of terrorism, other armed conflicts, and public health issues could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers, or result in political or economic instability. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores or directly to customers. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative and/or regulatory requirements to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs for things like energy or packaging, as well as our product supply chain and distribution costs.

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

Political discourse in the United States continues to focus on ways to discourage corporations in the United States from outsourcing manufacturing and production activities to foreign jurisdictions. Since 2018, the United States has imposed additional tariffs on certain items sourced from foreign countries, including China, and has modified, withdrawn from and renegotiated some of its trade agreements with foreign countries. Additional actions, including the imposition or increase of tariffs, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions and could lead to an increase in the cost of goods and adversely affect our profitability.

Other trade restrictions imposed by the United States Government, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, (such as the Uyghur Forced Labor Prevention Act), as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could adversely affect our profitability.

Our timely receipt of merchandise in the United States is dependent on an efficient global supply chain. Disruptions in the supply chain could adversely impact our ability to obtain adequate inventory on a timely basis and result in lost sales, increased costs and an overall decrease in our profits. For example, many disruptions in the global transportation network have occurred recently, including attacks on shipping vessels in the Red Sea and on the Strait of Hormuz, causing changes to vessel routings, extending transit times, decreasing global vessel capacity and increasing the cost of fuel. Global port congestion related to weather and geopolitical events may also continue to impact the supply chain, and imports may continue to face delayed transit times, longer wait times at transshipment ports and schedule changes at origin ports.

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

The Citibank Alliance provides for certain payments to be made by Citi to the Company, including the Company’s share of earnings under this alliance. The income and cash flow that the Company receives from the Citibank Alliance is dependent upon a number of factors including the level of sales on Citi accounts, the level of balances carried on the Citi accounts by Citi customers, payment rates on Citi accounts, finance charge rates and other fees on Citi accounts, the level of credit losses for the Citi accounts, Citi’s ability to extend credit to our customers as well as the cost of customer rewards programs, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social and other factors that we cannot control. While future cash flows under the Citibank Alliance are difficult to predict, the Company and Citi remain focused on collaborative strategies to enhance customer awareness and acceptance of the program’s product offerings in an effort to improve the financial performance of this alliance; however, there can be no assurance that these efforts will significantly impact the performance. If the income or cash flow that the Company receives from the Citibank Alliance decreases, our operating results and cash flows could be adversely affected.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees (including late fees) that may be charged by a credit card provider. Citi may be subject to regulations that may adversely impact its operation of the private label credit card program. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to the cardholders or negatively impact provisions which affect our earnings associated with the private label credit card, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact Citi’s ability to facilitate consumer credit or increase the cost of credit to the cardholders.

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

Our information technology systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks and ransomware attacks, usage errors by our employees and other items discussed previously in this Item 1A, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and acts of war or terrorism. We rely on third-party service providers to provide hardware, software and services necessary to operate our information technology systems. Outages, failures, viruses, attacks, catastrophic events, acts of war or terrorism, and usage errors by third-party service providers (or their vendors) could also affect our information technology systems. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim, which could adversely affect our business and operating results.

Additionally, to keep pace with changing technology (including artificial intelligence), we must continuously provide for the design and implementation of new information technology systems and enhancements of our existing systems. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in our business.

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

Governance. The CISO, who reports to the Senior Director of Technology, is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The CISO has been with the Company for over 40 years, is a certified CISSP, CRISC, and CIPM and oversees a team of experienced individuals.

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

ITEM 2.   PROPERTIES.

All of our stores are owned by us or leased from third parties. At January 31, 2026, we operated 271 stores in 30 states totaling approximately 46.0 million square feet of which we owned approximately 43.0 million square feet. Our third-party store leases typically provide for rental payments based on a percentage of net sales with a guaranteed minimum annual rent. In general, the Company pays the cost of insurance, maintenance and real estate taxes related to the leases.

The following table summarizes by state of operation the number of retail stores we operate and the corresponding owned and leased footprint at January 31, 2026:

					Partially
				Owned	Owned
				Building	and
	Number	Owned	Leased	on Leased	Partially
Location	of Stores	Stores	Stores	Land	Leased
Alabama	9	9	—	—	—
Arkansas	8	8	—	—	—
Arizona	14	13	—	1	—
California	3	3	—	—	—
Colorado	8	8	—	—	—
Florida	40	37	1	2	—
Georgia	12	9	3	—	—
Iowa	3	3	—	—	—
Idaho	2	2	—	—	—
Illinois	3	3	—	—	—
Indiana	3	3	—	—	—
Kansas	5	3	—	2	—
Kentucky	6	5	1	—	—
Louisiana	14	13	1	—	—
Missouri	8	7	—	1	—
Mississippi	6	4	1	1	—
Montana	2	2	—	—	—
North Carolina	13	13	—	—	—
Nebraska	2	2	—	—	—
New Mexico	5	3	2	—	—
Nevada	5	5	—	—	—
Ohio	11	10	1	—	—
Oklahoma	7	6	1	—	—
South Carolina	7	7	—	—	—
South Dakota	1	1	—	—	—
Tennessee	9	9	—	—	—
Texas	54	49	4	—	1
Utah	5	5	—	—	—
Virginia	5	5	—	—	—
Wyoming	1	1	—	—	—
Total	271	248	15	7	1

At January 31, 2026, we operated the following additional facilities:

			Owned /
Facility	Location	Square Feet	Leased
Distribution Centers:	Mabelvale, Arkansas	400,000	Owned
	Gilbert, Arizona	295,000	Owned
	Valdosta, Georgia	370,000	Owned
	Olathe, Kansas	500,000	Owned
	Salisbury, North Carolina	355,000	Owned
	Ft. Worth, Texas	700,000	Owned
Internet Fulfillment Center	Maumelle, Arkansas	850,000	Owned
Dillard's Executive Offices	Little Rock, Arkansas	333,000	Owned
CDI Contractors, LLC Executive Office	Little Rock, Arkansas	25,000	Owned
CDI Storage Facilities	Maumelle, Arkansas	66,000	Owned
Total		3,894,000

Additional property information is contained in Notes 1, 12, 13 and 14 in the “Notes to Consolidated Financial Statements,” in Item 8 hereof.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 27, 2026, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings.

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

			Held Present
Name	Age	Position & Office	Office Since	Family Relationship to CEO
William Dillard, II	81	Director; Chief Executive Officer	1998	Not applicable
Alex Dillard	76	Director; President	1998	Brother of William Dillard, II
Mike Dillard	74	Director; Executive Vice President	1984	Brother of William Dillard, II
Drue Matheny	79	Director; Executive Vice President	1998	Sister of William Dillard, II
William Dillard, III	55	Director; Senior Vice President	2015	Son of William Dillard, II
Denise Mahaffy	67	Director; Senior Vice President	2015	Sister of William Dillard, II
Chris B. Johnson	54	Senior Vice President; Co-Principal Financial Officer	2015	None
Phillip R. Watts	63	Senior Vice President; Co-Principal Financial Officer and Principal Accounting Officer	2015	None
Dean L. Worley	60	Vice President; General Counsel	2012	None
Brant Musgrave	53	Vice President	2014	None
Mike Litchford	60	Vice President	2016	None
Tom Bolin	63	Vice President	2016	None
Annemarie Jazic (1)	42	Vice President	2024	Niece of William Dillard, II
Alexandra Lucie	42	Vice President	2017	Niece of William Dillard, II
James D. Stockman	69	Vice President	2017	None
(1)	Mrs. Jazic served as Vice President of Online Experience from 2017 to 2024. In 2024, she added the role of Vice President of Information Technology.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Dividend Information for Common Stock

The Company’s Class A Common Stock trades on the New York Stock Exchange under the Ticker Symbol “DDS”. No public market currently exists for the Company’s Class B Common Stock.

While the Company currently expects to continue paying quarterly cash dividends during fiscal 2026, all prospective dividends are subject to and conditional upon the review and approval of and declaration by the Board of Directors.

Stockholders

As of February 28, 2026, there were 2,079 holders of record of the Company’s Class A Common Stock and 4 holders of record of the Company’s Class B Common Stock.

Repurchase of Common Stock

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
November 2, 2025 through November 29, 2025	—	$—	—	$165,215,709
November 30, 2025 through January 3, 2026	—	—	—	165,215,709
January 4, 2026 through January 31, 2026	—	—	—	165,215,709
Total	—	$—	—	$165,215,709

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

All repurchases of the Company’s Class A Common Stock in fiscal 2025 were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of January 31, 2026, $165.2 million of authorization remained under the May 2023 Stock Plan.

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

Company Performance

The graph below compares the cumulative total returns on the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index for each of the last five fiscal years. The cumulative total return assumes $100 invested in the Company’s Class A Common Stock and each of the indices at market close on January 29, 2021 (the last trading day prior to the start of fiscal 2021) and assumes reinvestment of dividends.

The table below the graph shows the dollar value of the respective $100 investments, with the assumptions noted above, in each of the Company’s Class A Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Apparel Retailers Index as of the last day of each of the Company’s last five fiscal years.

Stock Performance Graph
1,000
900
800
700
600
500
400
300
200
100
0
Dollars
BASE YEAR
2021
2022
2023
2024
2025
Fiscal Year
Dillard's
S&P 500
DJ US Apparel Retailers

	2021	2022	2023	2024	2025
Dillard's, Inc.	$299.72	$476.32	$517.95	$657.28	$892.65
S&P 500	121.00	112.98	139.91	172.77	201.02
DJ US Apparel Retailers	109.36	120.82	139.02	172.55	209.18

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

At January 31, 2026, Dillard’s, Inc. operates 271 retail department stores spanning 30 states and an Internet store at dillards.com. The Company also operates a general contracting construction company, CDI Contractors, LLC (“CDI”), a portion of whose business includes constructing and remodeling stores for the Company, which is a reportable segment separate from our retail operations.

In accordance with the National Retail Federation fiscal reporting calendar and our bylaws, the fiscal 2025 reporting period presented and discussed below ended January 31, 2026 and contained 52 weeks. The fiscal 2024 reporting period presented and discussed below ended February 1, 2025 and contained 52 weeks. The fiscal 2023 reporting period presented and discussed below ended February 3, 2024 and contained 53 weeks. For comparability purposes, where noted, some of the information discussed below is based upon comparison of the 52 weeks ended February 1, 2025 to the 52 weeks ended February 3, 2024. Additionally, some of the information discussed below is based upon comparison of the 52 weeks ended January 27, 2024 to the 52 weeks ended January 28, 2023.

A discussion regarding results of operations and analysis of financial condition for the year ended February 1, 2025 as compared to the year ended February 3, 2024 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 1, 2025.

EXECUTIVE OVERVIEW

Fiscal 2025

We achieved a respectable performance for fiscal year 2025, reporting net income of $570.2 million. In a rapidly changing merchandising environment characterized by unpredictable costs, we focused on maintaining gross margin performance. Our retail gross margin stood at 40.8% while sales remained unchanged (as a percentage) compared to fiscal 2024. We kept shareholder return a priority. We paid $484.9 million in dividends, highlighted by the largest special dividend in our history. Additionally, we repurchased $107.8 million of stock. Following these efforts, we held approximately $1.1 billion in cash and cash equivalents and short-term investments at year end and remained in a strong financial position.

Total retail sales for fiscal 2025 and fiscal 2024 were $6.232 billion and $6.219 billion, respectively. Total retail sales were unchanged as a percentage for fiscal 2025 compared to fiscal 2024. Sales in comparable stores for the same period were also unchanged.

Consolidated gross margin for both fiscal 2025 and fiscal 2024 was 39.5% of sales. Retail gross margin for fiscal 2025 was 40.8% of sales compared to 41.0% of sales for fiscal 2024. Inventory increased 2% at January 31, 2026 compared to February 1, 2025.

Consolidated selling, general and administrative expenses (“operating expenses”) for fiscal 2025 were $1,759.2 million (27.2% of sales) compared to $1,731.2 million (26.7% of sales) for fiscal 2024. The increase in operating expenses is primarily due to increased payroll and payroll-related expenses.

We reported net income for fiscal 2025 of $570.2 million, or $36.42 per share, compared to $593.5 million, or $36.82 per share, for fiscal 2024. Included in net income for fiscal 2025 are the following items:

●	a pretax gain of $20.4 million ($15.7 million after tax or $1.00 per share) primarily related to the sale of five properties

●	federal and state income tax benefits of $35.0 million ($2.24 per share) due to a deduction related to that portion of the special dividend of $30.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year

Included in net income for fiscal 2024 are federal and state income tax benefits of $30.8 million ($1.91 per share) due to a deduction related to that portion of the special dividend of $25.00 per share that was paid to the Dillard's, Inc. Investment and Employee Stock Ownership Plan during the year.

Cash flow from operations was $717.0 million for fiscal 2025 and $714.1 million for fiscal 2024. During fiscal 2025, we returned a record $592.6 million of cash to stockholders in the form of dividends and share repurchases. At January 31, 2026, authorization of $165.2 million remained under the share repurchase program.

At January 31, 2026, we had working capital of $1,484.5 million (including cash and cash equivalents and short-term investments totaling $1,073.0 million) and total debt outstanding of $521.7 million excluding operating lease liabilities.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales (in millions)	$6,473.6	$6,482.6		$6,752.1
Gross margin (in millions)	$2,556.8	$2,563.1		$2,720.9
Gross margin as a percentage of net sales	39.5%	39.5%		40.3%
Retail gross margin as a percentage of retail net sales	40.8%	41.0%		41.8%
Selling, general and administrative expenses as a percentage of net sales	27.2%	26.7%		25.4%
Cash flow provided by operations (in millions)	$717.0	$714.1		$883.6
Total retail store count at end of period	271	272		273
Retail sales per square foot	$138	$137		$143
Retail stores sales trend	—%	(2)%	*	(5)%	**
Comparable retail store sales trend	—%	(3)%	*	(4)%	**
Retail store inventory trend	2%	7%		(2)%
Retail merchandise inventory turnover	2.6	2.6		2.8
*	Based upon the 52 weeks ended February 1, 2025 and the 52 weeks ended February 3, 2024.
**	Based upon the 52 weeks ended January 27, 2024 and the 52 weeks ended January 28, 2023.

Trends and Uncertainties

Fluctuations in the following key trends and uncertainties may have a material effect on our operating results.

●	Cash flow—Cash from operating activities is a primary source of our liquidity that is adversely affected when the retail industry faces economic challenges. Furthermore, operating cash flow can be negatively affected by competitive factors.
●	Pricing—If our customers do not purchase our merchandise offerings in sufficient quantities, we respond by taking markdowns. If we have to reduce our retail selling prices, the gross margin on our consolidated statement of operations will correspondingly decrease, thus reducing our net income and cash flow.
●	Success of brand—The success of our exclusive brand merchandise as well as merchandise we source from national vendors is dependent upon customer fashion preferences and how well we can predict and anticipate trends.
●	Sourcing—Our store merchandise selection is dependent upon our ability to acquire appealing products from a number of sources. Our ability to attract and retain compelling vendors as well as in-house design talent, the adequacy and stable availability of materials and production facilities from which we source our

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

At present, a number of economic and geopolitical factors are affecting the U.S. and world economies (including countries from which we source some of our merchandise): war and other armed conflicts (including the ongoing conflict with Iran and/or Iranian sponsored actors, other conflicts in the Middle East and the ongoing conflict in Ukraine and the resulting sanctions imposed on Russia by the U.S. and other countries), fluctuating energy prices, trade restrictions (including tariffs), inflation and the continuing impact of elevated United States wages. The extent to which our business will be affected by these factors depends on our customer’s continuing ability and willingness to accept price increases. Accordingly, the related financial impact to fiscal 2026 from these factors cannot be reasonably estimated at this time.

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

The Company was affected by inflation during fiscal 2025 and 2024. Our business will likely be affected by inflation in fiscal 2026, the extent of which depends on our customers’ continuing ability and willingness to accept price increases.

General

Net sales. Net sales includes merchandise sales of comparable and non-comparable stores and revenue recognized on contracts of CDI, the Company’s general contracting construction company. Comparable store sales includes sales for those stores which were in operation for a full period in both the most recently completed quarter and the corresponding quarter for the prior fiscal year, including our internet store. Comparable store sales excludes changes in the allowance for sales returns. Non-comparable store sales includes: sales in the current fiscal year from stores opened during the previous fiscal year before they are considered comparable stores; sales from new stores opened during the current fiscal year; sales in the previous fiscal year for stores closed during the current or previous fiscal year that are no longer considered comparable stores; sales in clearance centers; and changes in the allowance for sales returns.

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

Interest and debt (income) expense, net. Interest and debt (income) expense, net includes interest, net of interest income from demand deposits and short-term investments and capitalized interest, relating to the Company’s unsecured notes, subordinated debentures and commitment fees and borrowings, if any, under the Company’s credit agreement. Interest and debt expense also includes the amortization of financing costs and interest on finance lease obligations, if any.

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

Merchandise inventory. All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 31, 2026 and February 1, 2025, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2025, 2024 or 2023. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $8 million for fiscal 2025.

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

Revenue recognition. The Company’s retail operations segment recognizes revenue upon the sale of merchandise to its customers, net of anticipated returns of merchandise. The asset and liability for sales returns are based on historical evidence of our return rate. We recorded an allowance for sales returns of $20.1 million and $21.5 million and return assets of $12.1 million and $13.0 million as of January 31, 2026 and February 1, 2025, respectively. The return asset and the allowance for sales returns are recorded in the consolidated balance sheets in other current assets and trade accounts payable and accrued expenses, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision were not material for fiscal 2025, 2024 and 2023.

The Company’s share of income under the Citibank Alliance and the former Wells Fargo Alliance involving the Dillard’s branded private label credit cards is included as a component of service charges and other income. The Company recognized income of $39.6 million, $54.1 million and $67.2 million from the alliances in fiscal 2025, 2024 and 2023, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases. The Company defers a portion of its net sales upon the sale of merchandise to its customer reward program members that is recognized in net sales when the reward is redeemed or expired at a future date.

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

Insurance accruals. The Company’s consolidated balance sheets include liabilities with respect to claims for self-insured workers’ compensation (with a self-insured retention of $4 million per claim) and general liability (with a self-insured retention of $2 million per claim). The Company’s retentions are insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 31, 2026 and February 1, 2025, insurance accruals of $40.3 million and $40.1 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities. A 10% change in our self-insurance reserve would have affected net income by approximately $3 million for fiscal 2025.

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

If impairment indicators are identified, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the fair value, the carrying value is reduced to its fair value. Various factors including future sales growth, profit margins and real estate values are included in this analysis. To the extent these future projections, the Company’s strategies or market conditions change, the conclusion regarding impairment may differ from the current estimates.

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

The total amount of unrecognized tax benefits as of January 31, 2026 was $7.5 million, of which, $6.2 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 1, 2025 was $8.0 million, of which $5.8 million would, if recognized, affect the Company’s effective tax rate. The Company classifies accrued interest expense and penalties relating to income tax in the consolidated financial statements as income tax expense. The total amounts of interest and penalties were not material.

The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2022 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

Pension obligations.  The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods. The discount rate decreased to 5.4% as of January 31, 2026 from 5.6% as of February 1, 2025. We believe that these assumptions have been appropriate and that, based on these assumptions, the pension liability of $314.0 million is appropriately stated as of January 31, 2026; however, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 50 basis point change in the discount rate would increase or decrease the pension liability by approximately $16 million. The Company expects to make a contribution to the pension plan of approximately $8.5 million in fiscal 2026. The Company expects pension expense to be approximately $26.1 million in fiscal 2026.

RESULTS OF OPERATIONS

The following table sets forth the results of operations and percentage of net sales, for the periods indicated (percentages may not foot due to rounding):

	For the years ended
	January 31, 2026		February 1, 2025		February 3, 2024
(in thousands of dollars)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$6,473,623	100.0%	$6,482,636	100.0%	$6,752,053	100.0%
Service charges and other income	89,713	1.4	107,595	1.7	122,367	1.8

	6,563,336	101.4	6,590,231	101.7	6,874,420	101.8

Cost of sales	3,916,862	60.5	3,919,549	60.5	4,031,108	59.7
Selling, general and administrative expenses	1,759,236	27.2	1,731,234	26.7	1,717,415	25.4
Depreciation and amortization	179,341	2.8	177,867	2.7	179,573	2.7
Rentals	19,223	0.3	21,419	0.3	21,569	0.3
Interest and debt (income) expense, net	(6,230)	(0.1)	(13,695)	(0.2)	(4,600)	(0.1)
Other expense	20,797	0.3	24,631	0.4	18,791	0.3
Gain on disposal of assets	(20,373)	(0.3)	(475)	—	(6,053)	(0.1)

Income before income taxes and equity in earnings of joint ventures	694,480	10.7	729,701	11.3	916,617	13.6
Income taxes	124,700	1.9	136,225	2.1	177,770	2.6
Equity in earnings of joint ventures	407	—	—	—	—	—

Net income	$570,187	8.8%	$593,476	9.2%	$738,847	10.9%

Sales

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales:
Retail operations segment	$6,231,533	$6,218,525	$6,479,580
Construction segment	242,090	264,111	272,473
Total net sales	$6,473,623	$6,482,636	$6,752,053

The percent change by segment and product category in the Company’s sales for the past two years is as follows:

	Percent Change
	Fiscal 2025 - 2024	Fiscal 2024 - 2023	Fiscal 2024 - 2023*
Retail operations segment
Cosmetics	(1.5)%	1.4%	3.0%
Ladies’ apparel	(0.4)	(4.7)	(2.9)
Ladies’ accessories and lingerie	3.2	(2.7)	(1.3)
Juniors’ and children’s apparel	2.9	(5.7)	(3.9)
Men’s apparel and accessories	(0.2)	(7.1)	(5.6)
Shoes	(0.3)	(6.1)	(4.2)
Home and furniture	(1.9)	(0.1)	1.2

Construction segment	(8.3)	(3.1)	N/A
*	Based upon the 52 weeks ended February 1, 2025 and 52 weeks ended February 3, 2024.

2025 Compared to 2024

Net sales from the retail operations segment increased $13.0 million during fiscal 2025 compared to fiscal 2024, remaining flat as a percentage in total store sales. Sales in comparable stores remained flat for fiscal 2025 compared to fiscal 2024. During the same periods, sales of ladies’ accessories and lingerie and juniors’ and children’s apparel increased moderately. Sales of cosmetics decreased slightly, while sales of home and furniture decreased moderately. Sales were essentially unchanged in all other product categories.

The number of sales transactions during fiscal 2025 decreased 4% over fiscal 2024, while the average dollars per sales transaction increased 4%.

Net sales from the construction segment decreased $22.0 million or 8.3% during fiscal 2025 compared to fiscal 2024 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $140.8 million at January 31, 2026, decreasing approximately 31% from February 1, 2025.

Exclusive Brand Merchandise

Sales penetration of exclusive brand merchandise for fiscal 2025, 2024 and 2023 was 22.3%, 22.7% and 23.5% of total net sales, respectively.

Service Charges and Other Income

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance and former Wells Fargo Alliance	$39,616	$54,073	$67,227
Shipping and handling income	35,052	36,637	40,134
Other	14,926	16,688	14,719
	89,594	107,398	122,080
Construction segment	119	197	287
Total service charges and other income	$89,713	$107,595	$122,367

Service charges and other income includes the income from the Citibank Alliance and former Wells Fargo Alliance. During the third quarter of fiscal 2024, the Company transitioned to its new agreement with Citi to provide a credit card program for Dillard’s customers, replacing the existing Wells Fargo Alliance. Income from the alliances decreased $14.5 million in fiscal 2025 compared to fiscal 2024, primarily from decreases in finance charges and late fees mainly resulting from lower average net receivables. While future cash flows under the Citibank Alliance are difficult to predict, the Company and Citi remain focused on collaborative strategies to enhance customer awareness and acceptance of the program’s product offerings in an effort to improve the financial performance of this alliance; however, there can be no assurance that these efforts will significantly impact the performance.

Gross Margin

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Gross margin:
Retail operations segment	$2,544,335	$2,550,665	$2,709,071
Construction segment	12,426	12,422	11,874
Total gross margin	$2,556,761	$2,563,087	$2,720,945
Gross margin as a percentage of segment net sales:
Retail operations segment	40.8%	41.0%	41.8
Construction segment	5.1	4.7	4.4
Total gross margin as a percentage of net sales	39.5	39.5	40.3

2025 Compared to 2024

Consolidated gross margin was essentially unchanged while gross margin from retail operations decreased 20 basis points of sales during fiscal 2025 compared to fiscal 2024. During fiscal 2025, gross margin decreased slightly in ladies’ apparel and men’s apparel and accessories, while gross margin increased slightly in ladies’ accessories and lingerie and shoes. Gross margin was essentially flat in all other product categories. Retail store inventory increased 2% at January 31, 2026 compared to February 1, 2025.

Inflation and changing trade restrictions, including tariffs, pose a risk to our operations. The extent to which our business will be affected by these factors depends on our customers’ continuing ability and willingness to accept higher prices and the effectiveness of our ongoing initiatives to manage these fluctuating costs.

Selling, General and Administrative Expenses (“SG&A”)

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
SG&A:
Retail operations segment	$1,749,678	$1,720,907	$1,707,793
Construction segment	9,558	10,327	9,622
Total SG&A	$1,759,236	$1,731,234	$1,717,415
SG&A as a percentage of segment net sales:
Retail operations segment	28.1%	27.7%	26.4%
Construction segment	3.9	3.9	3.5
Total SG&A as a percentage of net sales	27.2	26.7	25.4

2025 Compared to 2024

SG&A increased $28.0 million and 50 basis points of sales during fiscal 2025 compared to fiscal 2024. The increase in SG&A during fiscal 2025 was primarily attributable to a $13.1 million increase in payroll and payroll-related expenses (increasing to $1,244.5 million for fiscal 2025 from $1,231.4 million for fiscal 2024) and an $8.7 million increase in services purchased. Inflation continues to be a concern for management, impacting many areas of our operating expenses.

Interest and Debt (Income) Expense, Net

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Interest and debt (income) expense, net:
Retail operations segment	$(5,212)	$(12,805)	$(3,927)
Construction segment	(1,018)	(890)	(673)
Total interest and debt (income) expense, net	$(6,230)	$(13,695)	$(4,600)

2025 Compared to 2024

Net interest and debt (income) expense decreased $7.5 million in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in interest income, mainly from lower interest rates, and capitalized interest. Interest income was $47.2 million and $53.6 million in fiscal 2025 and fiscal 2024, respectively.

Other Expense

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Other expense:
Retail operations segment	$20,797	$24,631	$18,791
Construction segment	—	—	—
Total other expense	$20,797	$24,631	$18,791

2025 Compared to 2024

Other expense decreased $3.8 million in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in the amortization of the net actuarial loss related to the Company’s pension plan.

Gain on Disposal of Assets

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Gain on disposal of assets:
Retail operations segment	$(20,353)	$(442)	$(6,030)
Construction segment	(20)	(33)	(23)
Total gain on disposal of assets	$(20,373)	$(475)	$(6,053)

Fiscal 2025

During fiscal 2025, the Company received proceeds of $25.7 million primarily from the sale of five properties, resulting in a gain of $20.4 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was 17.9% in fiscal 2025, 18.7% in fiscal 2024 and 19.4% in fiscal 2023. The Company expects the fiscal 2026 federal and state effective income tax rate to approximate 23%.

Fiscal 2025

During fiscal 2025, income taxes included federal and state tax benefits of $35.0 million due to the deduction related to that portion of the special dividend of $30.00 per share that was paid to the Dillard’s, Inc. Investment and Employee Stock Ownership Plan on January 5, 2026.

On July 4, 2025, H.R.1 – One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Notable provisions include restoration of 100% bonus depreciation, full expensing of domestic research expenditures, and modifications to interest expense limitations and charitable contribution deduction thresholds. Accounting Standards Codification §740, Accounting for Income Taxes, requires recognition of the effects of changes in tax law during the period of enactment. The effects of these provisions did not have, and are not expected to have, a material impact on the Company’s financial results.

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

Cash flows for the Company’s most recent three fiscal years were as follows:

				Dollar Change
(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025 - 2024	2024 - 2023
Operating activities	$717,008	$714,127	$883,590	$2,881	$(169,463)
Investing activities	22,537	(269,731)	(115,594)	292,268	(154,137)
Financing activities	(595,939)	(534,829)	(620,040)	(61,110)	85,211
Total Increase (Decrease) in Cash and Cash Equivalents	$143,606	$(90,433)	$147,956	$234,039	$(238,389)

Operating Activities

The primary source of the Company’s liquidity is, and historically has been, cash flows from operations. Due to the seasonality of the Company’s business, we have historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. Retail operations sales are the key operating cash component, providing 94.9%, 94.4% and 94.3% of total revenues in fiscal 2025, 2024 and 2023, respectively.

Net cash flows from operations increased $2.9 million during fiscal 2025 compared to fiscal 2024.

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

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $39.6 million, $54.1 million and $67.2 million from the Citibank Alliance and the former Wells Fargo Alliance during fiscal 2025, 2024 and 2023, respectively.

 While future cash flows under the Citibank Alliance are difficult to predict, the Company and Citi remain focused on collaborative strategies to enhance customer awareness and acceptance of the program’s product offerings in an effort to improve the financial performance of this alliance; however, there can be no assurance that these efforts will significantly impact the performance. Any material decrease could adversely affect our operating results and cash flows.

At January 31, 2026, the Company had purchase obligations of $1,254.8 million outstanding for merchandise and store construction commitments, all of which are expected to be paid during fiscal 2026.

Investing Activities

Cash inflows from investing activities generally include proceeds from sales of property and equipment and maturities of short-term investments. Cash outflows from investing activities generally include payments for capital expenditures such as property and equipment and other investments.

Cash from investing activities increased $292.3 million during fiscal 2025 compared to fiscal 2024 primarily due to a net decrease in short-term investments.

Capital expenditures decreased $11.2 million for fiscal 2025 compared to fiscal 2024. There were no new locations opened during fiscal 2025. During fiscal 2024, the Company opened a new location at The Empire Mall in Sioux Falls, South Dakota (140,000 square feet) marking its 30th state of operation.

During fiscal 2025, the Company closed its location at The Shops at Willow Bend in Plano, Texas (240,000 square feet). There were no material costs associated or expected with this store closure. We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

During fiscal 2025, the Company received cash proceeds of $25.7 million and recorded a related gain of $20.4 million primarily from the sale of five properties: (1) a 240,000 square foot location at The Shops at Willow Bend in Plano, Texas, (2) a 150,000 square foot non-operating location at Crossroads Center in Waterloo, Iowa, (3) a non-operating building at Towne West Square in Wichita, Kansas, (4) a non-operating building at Golden Triangle Mall in Denton, Texas, and (5) a parcel of land at Rivergate Mall in Goodlettsville, Tennessee.

During fiscal 2024, the Company also closed (1) its Eastwood Mall Clearance Center in Niles, Ohio (120,000 square feet) and (2) its leased facility at Stones River Town Centre in Murfreesboro, Tennessee (145,000 square feet).

During fiscal 2025 and 2024, the Company purchased certain treasury bills for $534.6 million and $696.7 million, respectively, that are classified as short-term investments. During fiscal 2025 and 2024, the Company received proceeds of $657.6 million and $530.9 million, respectively, related to maturities of its short-term investments.

During fiscal 2025, the Company contributed $34.3 million to its mall joint ventures, recording the investments in other assets on the Company’s consolidated balance sheet.

Financing Activities

Our primary source of cash inflows from financing activities is generally borrowings from our $800 million senior secured revolving credit facility. Financing cash outflows generally include the repayment of borrowings under the revolving credit facility, the repayment of long-term debt, the payment of dividends and the purchase of treasury stock.

Cash used in financing activities increased to $595.9 million in fiscal 2025 from $534.8 million in fiscal 2024 due to increase in cash dividends paid during 2025.

Stock Repurchase.   In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“February 2022 Stock Plan”). In May 2023, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). As of January 31, 2026, the Company had completed the authorized purchases under the February 2022 Stock Plan, and $165.2 million of authorization remained under the May 2023 Stock Plan.

During fiscal 2025, the Company repurchased 0.3 million shares of Class A Common Stock for $107.8 million at an average price of $359.16 per share. During fiscal 2024, the Company repurchased 0.3 million shares of Class A Common Stock for $121.0 million at an average price of $367.33 per share. The ultimate disposition of the repurchased stock has not been determined.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 are subject to a 1% excise tax. At January 31, 2026, the Company had accrued $1.0 million of excise tax related to its share repurchase program.

Revolving Credit Agreement.   The Company maintains a revolving credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries, provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. There are no financial covenant requirements under the credit agreement provided availability exceeds $80 million and no specified event of default has occurred or is continuing.

In June 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, borrowings under the credit agreement bore interest, at our option, at a rate per annum equal to (1) the then alternative base rate plus the applicable rate or (2) adjusted term or daily simple SOFR, in each case plus 0.10% per annum, plus the applicable rate. The applicable rate was defined as (A) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.75% per annum in the case of term benchmark and RFR loans and (y) 0.75% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The commitment fee for unused borrowings was 0.30% per annum if average borrowings were less than 35% of the total commitments and 0.25% per annum if average borrowings were greater than or equal to 35% of the total commitments. The credit agreement, as amended by the 2023 amendment, was scheduled to mature on April 28, 2026.

In March 2025, the Company amended and extended its revolving credit facility (the "2025 amendment") replacing the Company's previous amended credit agreement. The Company paid $3.3 million in issuance costs related to the 2025 amendment which was recorded in other assets on the consolidated balance sheet. The 2025 amendment continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment also reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitment and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitment. The facility was arranged by JPMorgan Chase Bank, N.A. The credit agreement, as amended by the 2025 amendment, matures March 12, 2030.

No borrowings under the credit agreement were outstanding at January 31, 2026. Letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million at January 31, 2026. The Company had no borrowings during fiscal 2025, 2024 and 2023.

Long-term Debt.   At January 31, 2026, the Company had $321.7 million of long-term debt, including current portion, comprised of unsecured notes. The unsecured notes bear interest at rates ranging from 7.000% to 7.750% with due dates from fiscal 2026 through fiscal 2028.

Long-term debt maturities over the next five years are (in millions):

Fiscal Year	Long-Term Debt Maturities
2026	$96.0
2027	80.0
2028	145.8
2029	—
2030	—

During fiscal 2026, the Company expects to accrue interest expense of $19.7 million on its long-term debt.

Subordinated Debentures.   As of January 31, 2026, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I, a 100% owned, unconsolidated finance subsidiary of the Company. The Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters; however, the Company has no present intention of exercising this right to defer interest payments.

During fiscal 2026, the Company expects to accrue interest expense of $15.0 million on its subordinated debentures.

Dividends. During fiscal 2025 and 2024, in addition to our typical quarterly dividends, the Board of Directors declared a special dividend of $30.00 per share and $25.00 per share, respectively, that was paid on the Class A Common Stock and Class B Common Stock of the Company.

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

COMMERCIAL COMMITMENTS

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands of dollars)	Total Amounts				After
Other Commercial Commitments	Committed	Within 1 year	2 - 3 years	4 - 5 years	5 years
$800 million line of credit, none outstanding (1)	$—	$—	$—	$—	$—
Standby letters of credit	25,275	24,975	300	—	—
Import letters of credit	—	—	—	—	—
Total commercial commitments	$25,275	$24,975	$300	$—	$—
(1)	At January 31, 2026, letters of credit totaling $25.3 million were issued under the credit agreement.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 in the “Notes to Consolidated Financial Statements” in Item 8 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including those statements included under the heading “Outlook” included in this Management’s Discussion and Analysis and other statements regarding management’s expectations and forecasts for the remainder of fiscal 2026 and beyond, statements regarding future income and cash flows from the Citibank Alliance, statements concerning the opening of new stores or the closing of existing stores, statements concerning capital expenditures and sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements concerning changes in loss trends, settlements and other costs related to our self-insurance programs, statements concerning expectations regarding the payment of dividends, statements regarding the impacts of inflation, wages, trade restrictions, including tariffs, and the effectiveness of our ongoing initiatives to manage such costs, statements regarding expense management and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; trade disputes and changes in trade policies including the imposition (or threat) of new or increased duties, taxes, tariffs and other charges impacting our products or supply chain; changes in legislation and governmental regulations; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; inability to effectively utilize advancements in technology, including artificial intelligence; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission particularly those set forth under the caption “Item 1A, Risk Factors” in this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure below provides information about the Company’s obligations that are sensitive to changes in interest rates. The table presents maturities of the Company’s long-term debt and subordinated debentures along with the related weighted-average interest rates by expected maturity dates.

	Expected Maturity Date
	(fiscal year)
(in thousands of dollars)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Long-term debt	$96,000	$80,000	$145,825	$—	$—	$—	$321,825	$336,112
Average fixed interest rate	7.8%	7.8%	7.0%	—%	—%	—%	7.4%
Subordinated debentures	$—	$—	$—	$—	$—	$200,000	$200,000	$208,880
Average interest rate	—	—	—	—	—	7.5%	7.5%

The Company is exposed to market risk from changes in the interest rates under its $800 million revolving credit agreement. The credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries, provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. There are no financial covenant requirements under the credit agreement provided availability exceeds $80 million and no specified event of default has occurred or is continuing.

In June 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, borrowings under the credit agreement bore interest, at our option, at a rate per annum equal to (1) the then alternative base rate plus the applicable rate or (2) adjusted term or daily simple SOFR, in each case plus 0.10% per annum, plus the applicable rate. The applicable rate was defined as (A) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.75% per annum in the case of term benchmark and RFR loans and (y) 0.75% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The commitment fee for unused borrowings was 0.30% per annum if average borrowings were less than 35% of the total commitments and 0.25% per annum if average borrowings were greater than or equal to 35% of the total commitments. The credit agreement, as amended by the 2023 amendment, was scheduled to mature on April 28, 2026.

In March 2025, the Company amended and extended its revolving credit facility (the "2025 amendment") replacing the Company's previous amended credit agreement. The 2025 amendment continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment also reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitment and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitment. The facility was arranged by JPMorgan Chase Bank, N.A. The credit agreement, as amended by the 2025 amendment, matures March 12, 2030.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Co-Principal Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.

Our independent registered public accounting firm, KPMG LLP (“KPMG”), has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 31, 2026. Please refer to KPMG’s “Report of Independent Registered Public Accounting Firm” on page F-2 of this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

(a) On March 25, 2026, Dillard’s, Inc., a Texas corporation (the “Company”), entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated as of March 20, 2026 (the “Original Merger Agreement”, and as amended by the Amendment, the “Merger Agreement”), with W.D. Company, Inc., an Arkansas corporation (“WDC”). The material terms of the Original Merger Agreement were disclosed in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2026 (the “Merger 8-K’”), and a copy of the Original Merger Agreement was filed as Exhibit 2.1 to the Merger 8-K.

As previously disclosed, the Merger Agreement contemplates a merger of WDC with and into the Company (the “Merger”), with the Company surviving the Merger. The Amendment provides that the Company and WDC will each pay fifty percent (50%) of the filing fee incurred in connection with the filing of the preliminary proxy statement relating to the Merger in accordance with Rules 0-11(c)(1) and 0-11(c)(3) promulgated under the Securities Exchange Act of 1934, as amended. All other terms of the Original Merger Agreement remain the same and in full force and effect

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 2(c) hereto and is incorporated herein by reference

(b) During the three months ended January 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item regarding directors of the Company is incorporated herein by reference from the information under the headings “Proposal No. 3. Election of Directors”, “Audit Committee Report”, and “Information Regarding the Board and Its Committees” in the Proxy Statement.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference from the information under the headings “2025 Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise prices of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders*	—	$—	8,182,673
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	8,182,673
*	Included in this category are the following equity compensation plans, which have been approved by the Company’s stockholders:

Number of securities
available for future
Equity compensation plan	issuance
1990 Incentive and Nonqualified Stock Option Plan	5,125,417
1998 Incentive and Nonqualified Stock Option Plan	1,760,905
2000 Incentive and Nonqualified Stock Option Plan	382,705
Dillard's, Inc. Stock Bonus Plan	674,262
Dillard's, Inc. Stock Purchase Plan	125,498
Dillard's, Inc. 2005 Non-Employee Director Restricted Stock Plan	113,886
8,182,673

There are no non-stockholder approved plans. Balances presented in the table above are as of January 31, 2026.

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

(a)(3)    Exhibits and Management Compensatory Plans

The “Exhibit Index” beginning on page 43 hereof identifies exhibits incorporated herein by reference or filed with this report.

Exhibit Index

Number	Description
*2(a)	Plan of Conversion (Exhibit 2.1 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

*§2(b)	Agreement and Plan of Merger (Exhibit 2.1 to Form 8-K dated as of March 20, 2026, File No. 1-6140).

2(c)	Amendment No. 1 to Agreement and Plan of Merger.

*3(a)	Certificate of Formation of Dillard’s, Inc. (Exhibit 3.1 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

*3(b)	Bylaws of Dillard’s, Inc. (Exhibit 3.2 to Form 8-K dated as of August 20, 2025, File No. 1-6140).

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

*#10(i)

Credit Card Program Agreement by and between Dillard’s, Inc., Citibank, N.A., and for the limited purposes stated therein, Dillard Investment Co. Inc. (Exhibit 10(k) to Form 10-K for the fiscal year ended February 1, 2025, File No. 1-6140).

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

*19	Dillard’s, Inc. Insider Trading Policy (Exhibit 19 to Form 10-K for the fiscal year ended February 1, 2025, File No. 1-6140).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(c)	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*97	Dillard’s, Inc. Policy for the Recovery of Erroneously Awarded Compensation (Exhibit 97 to Form 10-K for the fiscal year ended February 1, 2025, File No. 1-6140).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Incorporated by reference as indicated.

+	A management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been omitted because such portions are both not material and is the type the registrant customarily and actually treats as private or confidential.
§

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.

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

Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William Dillard, II	/s/ Chris B. Johnson
William Dillard, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Chris B. Johnson Senior Vice President and Co-Principal Financial Officer
/s/ Alex Dillard	/s/ Phillip R. Watts
Alex Dillard President and Director	Phillip R. Watts Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer
/s/ Mike Dillard	/s/ Drue Matheny
Mike Dillard Executive Vice President and Director	Drue Matheny Executive Vice President and Director
/s/ Denise Mahaffy	/s/ William Dillard, III
Denise Mahaffy Senior Vice President and Director	William Dillard, III Senior Vice President and Director
/s/ Robert C. Connor	/s/ William E. Connor, II
Robert C. Connor Director	William E. Connor, II Director
/s/ James I. Freeman	/s/ H. Lee Hastings, III
James I. Freeman Director	H. Lee Hastings, III Director
/s/ Rob C. Holmes	/s/ Reynie Rutledge
Rob C. Holmes Director	Reynie Rutledge Director
/s/ J.C. Watts, Jr.	/s/ Nick White
J.C. Watts, Jr. Director	Nick White Director

Date: March 27, 2026

INDEX OF FINANCIAL STATEMENTS

DILLARD’S, INC. AND SUBSIDIARIES

Year Ended January 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Dillard's, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dillard's, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Pension Plan projected benefit obligation

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company had an unfunded, non-qualified defined benefit plan (Pension Plan) with a projected benefit obligation of $314.0 million as of January 31, 2026. The Pension Plan’s costs are accounted for using actuarial valuations. The discount rate that the Company utilizes for determining the projected benefit obligation is based on the FTSE Above Median Pension yield curve as of the end of each fiscal year.

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

Dallas, Texas

March 27, 2026

Consolidated Balance Sheets

Dollars in Thousands

	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$861,460	$717,854
Accounts receivable	39,724	55,700
Short-term investments	211,497	325,675
Merchandise inventories	1,201,098	1,172,047
Other current assets	72,792	96,794
Total current assets	2,386,571	2,368,070

Property and equipment:
Land and land improvements	47,183	47,183
Buildings and leasehold improvements	3,099,243	3,112,469
Furniture, fixtures and equipment	638,337	605,959
Buildings under construction	5,827	10,718
Less accumulated depreciation and amortization	(2,878,784)	(2,774,081)
	911,806	1,002,248
Operating lease assets	36,177	33,562
Deferred income taxes	77,386	69,099
Other assets	93,083	58,075
Total assets	$3,505,023	$3,531,054

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$772,398	$795,023
Current portion of long-term debt	96,000	—
Current portion of operating lease liabilities	9,547	11,411
Federal and state income taxes	24,139	28,472
Total current liabilities	902,084	834,906
Long-term debt	225,674	321,567
Operating lease liabilities	26,341	22,345
Other liabilities	371,954	356,076
Subordinated debentures	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock, Class A— 120,083,197 and 120,075,882 shares issued; 11,630,838 and 11,923,536 shares outstanding	1,201	1,201
Common stock, Class B (convertible)— 3,986,233 and 3,986,233 shares issued and outstanding	40	40
Additional paid-in capital	975,349	971,524
Accumulated other comprehensive loss	(46,674)	(49,851)
Retained earnings	6,312,651	6,228,048
Less treasury stock, at cost. Class A— 108,452,359 and 108,152,346 shares	(5,463,597)	(5,354,802)
Total stockholders’ equity	1,778,970	1,796,160
Total liabilities and stockholders’ equity	$3,505,023	$3,531,054

See notes to consolidated financial statements.

Consolidated Statements of Income

Dollars in Thousands, Except Per Share Data

	Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$6,473,623	$6,482,636	$6,752,053
Service charges and other income	89,713	107,595	122,367
	6,563,336	6,590,231	6,874,420
Cost of sales	3,916,862	3,919,549	4,031,108
Selling, general and administrative expenses	1,759,236	1,731,234	1,717,415
Depreciation and amortization	179,341	177,867	179,573
Rentals	19,223	21,419	21,569
Interest and debt (income) expense, net	(6,230)	(13,695)	(4,600)
Other expense	20,797	24,631	18,791
Gain on disposal of assets	(20,373)	(475)	(6,053)
Income before income taxes and equity in earnings of joint ventures	694,480	729,701	916,617
Income taxes	124,700	136,225	177,770
Equity in earnings of joint ventures	407	—	—
Net income	$570,187	$593,476	$738,847
Earnings per share:
Basic	$36.42	$36.82	$44.73
Diluted	36.42	36.82	44.73

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Dollars in Thousands

	Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income	$570,187	$593,476	$738,847
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $(1,016), $3,249, and $(5,003), respectively)	3,177	37,357	(21,486)

Comprehensive income	$573,364	$630,833	$717,361

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Dollars in Thousands, Except Share and Per Share Data

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Class A	Class B	Capital	Loss	Earnings	Stock	Total
Balance, January 28, 2023	$1,200	40	962,839	(65,722)	5,648,700	(4,948,419)	$1,598,638
Net income	—	—	—	—	738,847	—	738,847
Other comprehensive loss	—	—	—	(21,486)	—	—	(21,486)
Issuance of 12,754 shares under equity plans	—	—	4,509	—	—	—	4,509
Purchase of 917,652 shares of treasury stock (including excise tax)	—	—	—	—	—	(284,181)	(284,181)
Cash dividends declared:
Common stock, $20.90 per share	—	—	—	—	(339,259)	—	(339,259)
Balance, February 3, 2024	1,200	40	967,348	(87,208)	6,048,288	(5,232,600)	1,697,068
Net income	—	—	—	—	593,476	—	593,476
Other comprehensive income	—	—	—	37,357	—	—	37,357
Issuance of 9,174 shares under equity plans	1	—	4,176	—	—	—	4,177
Purchase of 329,483 shares of treasury stock (including excise tax)	—	—	—	—	—	(122,202)	(122,202)
Cash dividends declared:
Common stock, $26.00 per share	—	—	—	—	(413,716)	—	(413,716)
Balance, February 1, 2025	1,201	40	971,524	(49,851)	6,228,048	(5,354,802)	1,796,160
Net income	—	—	—	—	570,187	—	570,187
Other comprehensive income	—	—	—	3,177	—	—	3,177
Issuance of 7,315 shares under equity plans	—	—	3,825	—	—	—	3,825
Purchase of 300,013 shares of treasury stock (including excise tax)	—	—	—	—	—	(108,795)	(108,795)
Cash dividends declared:
Common stock, $31.10 per share	—	—	—	—	(485,584)	—	(485,584)
Balance, January 31, 2026	$1,201	$40	$975,349	$(46,674)	$6,312,651	$(5,463,597)	$1,778,970

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Dollars in Thousands

	Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating activities:
Net income	$570,187	$593,476	$738,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	180,862	179,522	181,182
Deferred income taxes	(7,308)	(8,992)	(17,724)
Gain on disposal of assets	(20,373)	(475)	(6,053)
Accrued interest on short-term investments	(8,782)	(11,757)	(5,679)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,976	4,847	(3,595)
(Increase) decrease in merchandise inventories	(29,051)	(78,048)	26,209
Decrease (increase) in other current assets	21,702	2,277	(7,819)
Decrease (increase) in other assets	636	(787)	(4,678)
(Decrease) increase in trade accounts payable and accrued expenses and other liabilities	(2,271)	36,471	(22,492)
(Decrease) increase in income taxes payable	(4,570)	(2,407)	5,392
Net cash provided by operating activities	717,008	714,127	883,590
Investing activities:
Purchase of property and equipment and capitalized software	(93,382)	(104,552)	(132,944)
Proceeds from disposal of assets	25,743	703	6,328
Proceeds from insurance	1,521	—	4,477
Purchase of short-term investments	(534,638)	(696,734)	(295,354)
Proceeds from maturities of short-term investments	657,598	530,852	301,899
Investments related to joint ventures	(34,305)	—	—
Net cash provided by (used in) investing activities	22,537	(269,731)	(115,594)
Financing activities:
Cash dividends paid	(484,876)	(413,795)	(338,629)
Purchase of treasury stock	(107,756)	(121,034)	(281,411)
Issuance cost of line of credit	(3,307)	—	—
Net cash used in financing activities	(595,939)	(534,829)	(620,040)
Increase (decrease) in cash and cash equivalents	143,606	(90,433)	147,956
Cash and cash equivalents and restricted cash, beginning of period	717,854	808,287	660,331
Cash and cash equivalents, end of period	$861,460	$717,854	$808,287
Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$7,116	$6,783	$6,219
Stock awards	3,825	4,176	4,509
Accrued purchases of treasury stock and excise taxes	1,039	1,168	2,770
Lease assets obtained in exchange for new operating lease liabilities	14,592	2,852	20,477

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business—Dillard’s, Inc. (“Dillard’s” or the “Company”) operates retail department stores, located primarily in the southeastern, southwestern and midwestern areas of the United States, and a general contracting construction company based in Little Rock, Arkansas. The Company’s fiscal year ends on the Saturday nearest January 31 of each year. Fiscal year 2025 ended on January 31, 2026 and included 52 weeks. Fiscal year 2024 ended on February 1, 2025 and included 52 weeks. Fiscal year 2023 ended on February 3, 2024 and included 53 weeks.

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

Merchandise Inventories—All of the Company’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) inventory method. Approximately 95% of the Company’s inventories are valued using the LIFO retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. During periods of deflation, inventory values on the first-in, first-out (“FIFO”) retail inventory method may be lower than the LIFO retail inventory method. Additionally, inventory values at LIFO cost may be in excess of net realizable value. At January 31, 2026 and February 1, 2025, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the FIFO retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for fiscal 2025, 2024 or 2023.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of the Company’s stores and warehouses are generally performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

Property and Equipment—Property and equipment owned by the Company is stated at cost, which includes related interest costs incurred during periods of construction, less accumulated depreciation and amortization. Interest capitalized during fiscal 2025, 2024, and 2023 was $0.6 million, $2.0 million and $2.2 million, respectively. For financial reporting purposes, depreciation is computed by the straight-line method over estimated useful lives:

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

Included in property and equipment as of January 31, 2026 and February 1, 2025 are assets held for sale in the amount of $6.8 million. During fiscal 2025, the Company received cash proceeds of $25.7 million and realized a gain of $20.4 million primarily related to the sale of five properties. During fiscal 2023, the Company received cash proceeds of $6.3 million and realized a gain of $6.1 million primarily related to the sale of two store properties.

Depreciation and amortization on property and equipment was approximately $179 million, $178 million and $180 million for fiscal 2025, 2024 and 2023, respectively.

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

During fiscal 2025, 2024 and 2023, no asset impairment and store closing charges were recorded.

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

Insurance Accruals—The Company’s consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. The Company’s self-insured retention is insured through a wholly-owned captive insurance subsidiary. The Company estimates the required liability of such claims, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, the Company’s historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). As of January 31, 2026 and February 1, 2025, insurance accruals of $40.3 million and $40.1 million, respectively, were recorded in trade accounts payable and accrued expenses and other liabilities on the consolidated balance sheets.

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

Citibank, N.A. (“Citi”) owns and manages Dillard’s private label cards under a 10-year agreement (“Citibank Alliance”) which expires in fiscal 2034. Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The amount the Company receives is dependent on the level of sales on Citi accounts, the level of balances carried on Citi accounts by Citi customers, payment rates on Citi accounts, finance charge rates and other fees on Citi accounts, the level of credit losses for the Citi accounts as well as Citi’s ability to extend credit to our customers. The Company’s share of income under the Citibank Alliance and former Wells Fargo Alliance is included as a component of service charges and other income. The Company recognized income of $39.6 million, $54.1 million and $67.2 million from the Citibank Alliance and former Wells Fargo Alliance in fiscal 2025, 2024 and 2023, respectively. The Company participates in the marketing of the private label credit cards, which includes the cost of customer reward programs. Through the reward programs, customers earn points that are redeemable for discounts on future purchases.

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

Gift Card Revenue Recognition—The Company establishes a liability upon the sale of a gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. Gift card breakage income is determined based upon historical redemption patterns. The Company uses a homogeneous pool to recognize gift card breakage and will recognize income over the period in proportion to the pattern of rights exercised by the customer when the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdiction as abandoned property. At that time, the Company will recognize breakage income over the performance period for those gift cards (i.e. 60 months) and will record it in service charges and other income. As of January 31, 2026 and February 1, 2025, gift card liabilities of $68.0 million and $65.6 million, respectively, were included in trade accounts payable and accrued expenses and other liabilities.

Advertising—Advertising and promotional costs, which include newspaper, magazine, Internet, broadcast and other media advertising, are expensed as incurred and were approximately $36.3 million, $36.2 million and $38.1 million, net of cooperative advertising reimbursements of $3.5 million, $3.7 million and $4.4 million for fiscal 2025, 2024 and 2023, respectively. The Company records net advertising expenses in selling, general and administrative expenses.

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

Supply Concentration—The Company purchases merchandise from many sources and does not believe that the Company was dependent on any one supplier during fiscal 2025.

Recently Adopted Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the fiscal year ended January 31, 2026, and applied the amendments retrospectively to all periods presented in the Company’s consolidated financial statements. (see Note 6, Income Taxes).

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

Accounting for Internal-Use Software

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

The following table summarizes the percentage of net sales by segment and major product line:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Retail operations segment:
Cosmetics	16%	16%	16%
Ladies’ apparel	20	20	20
Ladies’ accessories and lingerie	14	14	14
Juniors’ and children’s apparel	9	9	9
Men’s apparel and accessories	19	19	19
Shoes	14	14	14
Home and furniture	4	4	4
	96	96	96
Construction segment	4	4	4
Total	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations.

	Fiscal 2025
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$6,231,533	$268,740	$6,500,273
Elimination of intersegment revenues	-	(26,650)	(26,650)
Net sales from external customers	6,231,533	242,090	6,473,623

Reconciliation of revenue
Service charges and other income	89,594	119	89,713
Total net sales and service charges and other income	6,321,127	242,209	6,563,336

Less: (a)
Cost of sales	3,687,198	229,664	3,916,862
Payroll expense (b)	1,100,993	7,050	1,108,043
Depreciation and amortization	179,024	317	179,341
Rentals	19,009	214	19,223
Interest and investment income	(46,194)	(1,018)	(47,212)
Interest and debt expense	40,982	-	40,982
Other segment items (c)	649,129	2,488	651,617
Income before income taxes and equity in earnings of joint ventures	$690,986	$3,494	694,480
Income taxes			124,700
Equity in earnings of joint ventures			407
Net income			$570,187

Gross margin (d)	$2,544,335	$12,426	$2,556,761
Gross margin percentage	40.8%	5.1%	39.5%

Total assets	$3,439,436	$65,587	$3,505,023
Capital expenditures	$92,659	$723	$93,382

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All SG&A items other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is Net sales from external customers less Cost of sales.

	Fiscal 2024
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$6,218,525	$295,218	$6,513,743
Elimination of intersegment revenues	-	(31,107)	(31,107)
Net sales from external customers	6,218,525	264,111	6,482,636

Reconciliation of revenue
Service charges and other income	107,398	197	107,595
Total net sales and service charges and other income	6,325,923	264,308	6,590,231

Less: (a)
Cost of sales	3,667,860	251,689	3,919,549
Payroll expense (b)	1,087,360	7,338	1,094,698
Depreciation and amortization	177,498	369	177,867
Rentals	21,199	220	21,419
Interest and investment income	(52,679)	(890)	(53,569)
Interest and debt expense	39,874	-	39,874
Other segment items (c)	657,736	2,956	660,692
Income before income taxes and equity in earnings of joint ventures	$727,075	$2,626	729,701
Income taxes			136,225
Equity in earnings of joint ventures			-
Net income			$593,476

Gross margin (d)	$2,550,665	$12,422	$2,563,087
Gross margin percentage	41.0%	4.7%	39.5%

Total assets	$3,453,795	$77,259	$3,531,054
Capital expenditures	$104,311	$241	$104,552

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All SG&A items other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is Net sales from external customers less Cost of sales.

	Fiscal 2023
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$6,479,580	$320,795	$6,800,375
Elimination of intersegment revenues	-	(48,322)	(48,322)
Net sales from external customers	6,479,580	272,473	6,752,053

Reconciliation of revenue
Service charges and other income	122,080	287	122,367
Total net sales and service charges and other income	6,601,660	272,760	6,874,420

Less: (a)
Cost of sales	3,770,509	260,599	4,031,108
Payroll expense (b)	1,079,215	7,049	1,086,264
Depreciation and amortization	179,315	258	179,573
Rentals	21,353	216	21,569
Interest and investment income	(44,567)	(673)	(45,240)
Interest and debt expense	40,640	-	40,640
Other segment items (c)	641,339	2,550	643,889
Income before income taxes and equity in earnings of joint ventures	$913,856	$2,761	916,617
Income taxes			177,770
Equity in earnings of joint ventures			-
Net income			$738,847

Gross margin (d)	$2,709,071	$11,874	$2,720,945
Gross margin percentage	41.8%	4.4%	40.3%

Total assets	$3,377,632	$71,274	$3,448,906
Capital expenditures	$132,599	$345	$132,944

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All SG&A items other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is Net sales from external customers less Cost of sales.

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

Retail
	January 31,	February 1,	February 3,
(in thousands of dollars)	2026	2025	2024
Contract liabilities	$78,386	$76,667	$85,227

During fiscal 2025 and 2024, the Company recorded $46.0 million and $56.3 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $76.7 million and $85.2 million, at February 1, 2025 and February 3, 2024, respectively.

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

Construction
	January 31,	February 1,	February 3,
(in thousands of dollars)	2026	2025	2024
Accounts receivable	$30,598	$46,646	$47,240
Costs and estimated earnings in excess of billings on uncompleted contracts	2,018	3,913	1,695
Billings in excess of costs and estimated earnings on uncompleted contracts	4,493	6,983	6,307

During fiscal 2025 and 2024, the Company recorded $6.8 million and $6.0 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $7.0 million and $6.3 million at February 1, 2025 and February 3, 2024, respectively.

The remaining performance obligations related to executed construction contracts totaled $140.8 million and $202.8 million at January 31, 2026 and February 1, 2025, respectively.

3.  Revolving Credit Agreement

The Company maintains a revolving credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement, which is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries, provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option. The Company pays a variable rate of interest on borrowings under the credit agreement and a commitment fee to the participating banks. There are no financial covenant requirements under the credit agreement provided availability exceeds $80 million and no specified event of default has occurred or is continuing.

In June 2023, the Company amended the credit agreement (the "2023 amendment") to reflect the changes necessary for the phaseout of LIBOR. Pursuant to the 2023 amendment, borrowings under the credit agreement bore interest, at our option, at a rate per annum equal to (1) the then alternative base rate plus the applicable rate or (2) adjusted term or daily simple SOFR, in each case plus 0.10% per annum, plus the applicable rate. The applicable rate was defined as (A) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.75% per annum in the case of term benchmark and RFR loans and (y) 0.75% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The commitment fee for unused borrowings was 0.30% per annum if average borrowings were less than 35% of the total commitments and 0.25% per annum if average borrowings were greater than or equal to 35% of the total commitments. The credit agreement, as amended by the 2023 amendment, was scheduled to mature on April 28, 2026.

In March 2025, the Company amended and extended its revolving credit facility (the "2025 amendment") replacing the Company's previous amended credit agreement. The 2025 amendment continues to have the 0.10% per annum credit spread adjustment to the interest rate for term benchmark and RFR loans but reduced the applicable rate to (A) (x) 1.25% per annum in the case of term benchmark and RFR loans and (y) 0.25% per annum in the case of base rate loans when average quarterly availability is greater than or equal to 50% of the total commitments and (B) (x) 1.50% per annum in the case of term benchmark and RFR loans and (y) 0.50% per annum in the case of base rate loans when average quarterly availability is less than 50% of the total commitments. The 2025 amendment also reduced the unused commitment fee to (A) 0.25% per annum when the average amount utilized is less than 50% of the total commitment and (B) 0.20% per annum when the average amount utilized is greater than or equal to 50% of the total commitment. The facility was arranged by JPMorgan Chase Bank, N.A. The credit agreement, as amended by the 2025 amendment, matures March 12, 2030.

No borrowings under the credit agreement were outstanding at January 31, 2026. Letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million at January 31, 2026. The Company had no borrowings during fiscal 2025, 2024 and 2023.

4.  Long-Term Debt

Long-term debt, including any current portion, of $321.7 million and $321.6 million was outstanding at January 31, 2026 and February 1, 2025, respectively. The debt outstanding at January 31, 2026 consisted of unsecured notes, bearing interest rates ranging from 7.000% to 7.750% and maturing during fiscal 2026 through fiscal 2028. There are no financial covenants under any of the debt agreements.

Long-term debt maturities over the next five years are (in millions):

Long-Term Debt
Fiscal Year	Maturities
2026	$96.0
2027	80.0
2028	145.8
2029	—
2030	—

Net interest and debt (income) expense consists of the following:

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Interest on long-term debt and subordinated debentures	$38,119	$36,655	$37,308
Revolving credit facility expenses	2,149	2,500	2,564
Amortization of debt expense	763	714	712
Interest income	(47,212)	(53,569)	(45,240)
Other interest	(49)	5	56
	$(6,230)	$(13,695)	$(4,600)

Interest paid during fiscal 2025, 2024 and 2023 was approximately $40.9 million, $37.5 million and $45.0 million, respectively.

5.  Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of the following:

(in thousands of dollars)	January 31, 2026	February 1, 2025
Trade accounts payable	$570,556	$601,175
Accrued expenses:
Taxes, other than income	50,128	48,161
Salaries, wages and employee benefits	80,665	78,542
Liability to customers	50,084	47,184
Interest	7,174	7,281
Rent	1,321	1,433
Other	12,470	11,247
	$772,398	$795,023

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

A reconciliation of the amount of obligations confirmed under the program that remain unpaid by the Company is presented below:

(in thousands of dollars)	Fiscal 2025	Fiscal 2024
Confirmed obligations outstanding under the program	$1,384	$1,599
Invoices confirmed during the year	23,180	20,742
Confirmed invoices paid during the year	(23,174)	(20,957)
Confirmed obligations outstanding at the end of the year	$1,390	$1,384

6.  Income Taxes

The provision for federal and state income taxes from continuing operations is summarized as follows:

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current:
Federal	$123,528	$136,281	$185,082
State and local	8,480	8,936	10,412
Total current income tax expense (benefit)	132,008	145,217	195,494
Deferred:
Federal	(5,198)	(7,382)	(12,621)
State and local	(2,110)	(1,610)	(5,103)
Total deferred income tax expense (benefit)	(7,308)	(8,992)	(17,724)
Total income tax expense (benefit)	$124,700	$136,225	$177,770

A reconciliation between the Company’s income tax provision and income tax using the U.S. federal statutory income tax rate of 21% is presented below:

(in thousands of dollars)	Fiscal 2025		Fiscal 2024		Fiscal 2023
Income tax at the U.S. federal statutory income tax rate	$145,926	21.0%	$153,237	21.0%	$192,490	21.0%
State and local income taxes, net of federal effect (a)	5,437	0.8	6,499	0.9	3,986	0.4
Tax credits	(1,586)	(0.2)	(1,850)	(0.3)	(2,145)	(0.2)
Nontaxable or nondeductible items:
Dividends paid to ESOP	(29,854)	(4.3)	(26,630)	(3.6)	(21,990)	(2.4)
Other	3,573	0.5	4,963	0.7	4,480	0.5
Changes in unrecognized tax benefits	1,204	0.1	6	—	949	0.1
Total income tax expense (benefit)	$124,700	17.9%	$136,225	18.7%	$177,770	19.4%

(a)	States that contribute to the majority (greater than 50%) of the tax effect in this category include Texas and Tennessee for fiscal 2025, Texas, Tennessee, and Arizona for fiscal 2024, and Tennessee, Texas, Arizona, Florida, and Kansas for fiscal 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2026 and February 1, 2025 are as follows:

	January 31,	February 1,
(in thousands of dollars)	2026	2025
Prepaid expenses	$59,192	$58,592
Joint venture basis differences	7,132	7,614
Differences between book and tax basis of inventory	32,469	31,215
Operating lease assets	8,056	7,586
Other	—	2
Total deferred tax liabilities	106,849	105,009
Property and equipment bases and depreciation differences	(66,612)	(57,394)
Accruals not currently deductible	(87,308)	(86,878)
Operating lease liabilities	(8,091)	(7,731)
State tax carryforwards	(22,371)	(21,405)
Other	(1,632)	(1,446)
Total deferred tax assets	(186,014)	(174,854)
Valuation allowance	2,116	1,119
Net deferred tax assets	(183,898)	(173,735)
Net deferred income taxes	$(77,049)	$(68,726)

Deferred tax assets and liabilities were measured using the federal statutory income tax rate of 21% and the appropriate state statutory income tax rates. State deferred tax assets and liabilities, including net operating loss carryforwards and valuation allowances, are presented net of related federal tax effects.

At January 31, 2026, the Company had a deferred tax asset of approximately $22.4 million, primarily related to state net operating loss carryforwards that could be utilized to reduce the tax liabilities of future years. Approximately $8.6 million of these carryforwards have indefinite lives, and approximately $13.8 million will expire between fiscal 2026 and 2045. Deferred tax assets were reduced by a valuation allowance of approximately $2.1 million primarily for the state net operating loss carryforwards of various members of the affiliated group in states for which the Company determined that it is “more likely than not” that the benefit of the net operating losses will not be realized.

Deferred tax assets and liabilities are presented as follows in the accompanying consolidated balance sheets:

	January 31,	February 1,
(in thousands of dollars)	2026	2025
Net deferred tax assets - deferred income taxes	$(77,386)	$(69,099)
Net deferred tax liabilities - other liabilities	337	373
Net deferred income taxes	$(77,049)	$(68,726)

The total amount of unrecognized tax benefits as of January 31, 2026 was $7.5 million, of which $6.2 million would, if recognized, affect the Company’s effective tax rate. The total amount of unrecognized tax benefits as of February 1, 2025 was $8.0 million, of which $5.8 million would, if recognized, affect the Company’s effective tax rate. Where applicable, associated interest expense and penalties are also recorded in income tax expense. The total amounts of interest and penalties were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Unrecognized tax benefits at beginning of period	$8,020	$8,110	$7,030
Gross increases—tax positions in prior period	75	58	868
Gross decreases—tax positions in prior period	(11)	(261)	(695)
Gross increases—current period tax positions	1,032	1,313	1,405
Settlements	(1,361)	—	—
Lapse of statutes of limitation	(290)	(1,200)	(498)
Unrecognized tax benefits at end of period	$7,465	$8,020	$8,110

The fiscal tax years that remain subject to examination for the federal tax jurisdiction and major state tax jurisdictions are 2022 and forward. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial statements.

The amounts of income taxes paid, net of income tax refunds received, are as follows:

(in millions of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Federal	$125.0	$139.1	$169.1
State and local	9.3	11.4	14.7
Income taxes paid, net of income tax refunds received	$134.3	$150.5	$183.8

7.  Subordinated Debentures

At January 31, 2026, the Company had $200 million outstanding of its 7.5% subordinated debentures due August 1, 2038. All of these subordinated debentures were held by Dillard’s Capital Trust I (“Trust”), a 100% owned unconsolidated finance subsidiary of the Company. The subordinated debentures are the sole asset of the Trust. The

Company has the right to defer the payment of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

At January 31, 2026, the Trust had outstanding $200 million liquidation amount of 7.5% Capital Securities, due August 1, 2038 (the “Capital Securities”). Holders of the Capital Securities are entitled to receive cumulative cash distributions, payable quarterly, at the annual rate of 7.5% of the liquidation amount of $25 per Capital Security. The Capital Securities are subject to mandatory redemption upon repayment of the Company’s subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the Capital Securities.

The Trust is a variable interest entity and is not consolidated into the Company’s financial statements, since the Company is not the primary beneficiary of the Trust.

8.  Benefit Plans

The Company has a retirement plan with a 401(k)-salary deferral feature for eligible employees. Under the terms of the plan, eligible employees could contribute up to the lesser of $23,500 ($31,000 if at least 50 years of age) or 75% of eligible pay. Eligible employees with 1 year of service, who elect to participate in the plan or are auto-enrolled, receive a Company matching contribution. Company matching contributions are calculated on the eligible employee’s first 6% of elective deferrals with the first 1% being matched 100% and the next 5% being matched 50%. The Company matching contributions are used to purchase Class A Common Stock of the Company for the benefit of the employee. This stock may be immediately diversified into any of the other funds within the plan at the election of the employee. The terms of the plan provide a two-year vesting schedule for the Company matching contribution portion of the plan.

The Company incurred benefit plan expense of approximately $24 million, $22 million and $24 million for fiscal 2025, 2024 and 2023, respectively. Benefit plan expenses are included in selling, general and administrative expenses.

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

The accumulated benefit obligations, change in projected benefit obligation, change in assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets related to the Pension Plan are as follows:

	January 31,	February 1,
(in thousands of dollars)	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$298,918	$316,487
Service cost	5,756	6,355
Interest cost	16,424	15,901
Actuarial (gain) loss	1,555	(31,876)
Benefits paid	(8,613)	(7,949)
Benefit obligation at end of year	$314,040	$298,918
Change in Pension Plan assets:
Fair value of Pension Plan assets at beginning of year	$—	$—
Employer contribution	8,613	7,949
Benefits paid	(8,613)	(7,949)
Fair value of Pension Plan assets at end of year	$—	$—
Funded status (Pension Plan assets less benefit obligation)	$(314,040)	$(298,918)
Amounts recognized in the balance sheets:

Accrued benefit liability	$(314,040)	$(298,918)
Net amount recognized	$(314,040)	$(298,918)
Pretax amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$55,150	$57,310
Prior service cost	—	—
Net amount recognized	$55,150	$57,310

Accumulated benefit obligation at end of year	$(295,745)	$(284,168)

The accrued benefit liability is included in other liabilities. At January 31, 2026 and February 1, 2025, the current portion of the accrued benefit liability of $8.3 million and $8.0 million, respectively, is included in trade accounts payable and accrued expenses.

The increase in the benefit obligation from February 1, 2025 to January 31, 2026 was primarily related to the increases from service and interest costs as well as the change in the discount rate to 5.4% as of January 31, 2026 from 5.6% as of February 1, 2025 partially offset by a reduction from changes in retirement age assumptions on certain officers. The discount rate that the Company utilizes for determining future pension obligations is based on the FTSE Above Median Pension yield curve on its annual measurement date as of the end of each fiscal year and is matched to the future expected cash flows of the benefit plans by semi-annual periods.

Weighted average assumptions are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Discount rate—net periodic pension cost	5.6%	5.1%	4.8%
Discount rate—benefit obligations	5.4%	5.6%	5.1%
Rate of compensation increases—net periodic pension cost	3.0%	3.0%	2.0%
Rate of compensation increases—benefit obligations	3.0%	3.0%	3.0%

The components of net periodic benefit costs are as follows:

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Components of net periodic benefit costs:
Service cost	$5,756	$6,355	$5,047
Interest cost	16,424	15,901	12,948
Net actuarial loss	3,716	8,731	5,843
Net periodic benefit costs	$25,896	$30,987	$23,838
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gain) loss	$(2,160)	$(40,607)	$26,490
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(2,160)	$(40,607)	$26,490
Total recognized in net periodic benefit costs and other comprehensive income or loss	$23,736	$(9,620)	$50,328

The estimated future benefits payments for the nonqualified benefit plan are as follows:

(in thousands of dollars)
Fiscal Year
2026	$8,518	*
2027	19,843
2028	21,654
2029	22,003
2030	29,077

2031 - 2035	141,110
Total payments for next ten fiscal years	$242,205
*	The estimated benefit payment for fiscal 2026 also represents the amount the Company expects to contribute to the Pension Plan for fiscal 2026.

9.  Stockholders’ Equity

Capital stock is comprised of the following:

	Par	Shares
Type	Value	Authorized
Preferred	$0.01	10,000,000
Class A, common	$0.01	289,000,000
Class B, common	$0.01	11,000,000

During fiscal 2025, the Company reincorporated from the state of Delaware to the state of Texas and eliminated all 5,000 shares of its 5% Cumulative Preferred Stock with a par value of $100.00 previously authorized under the Company’s Certificate of Incorporation in Delaware.  None of the 5% Cumulative Preferred Stock was outstanding at any time during fiscal 2025.

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

During fiscal 2025 and 2024, no shares of Class B Common Stock were converted to shares of Class A Common Stock.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cost of shares repurchased	$107,752	$121,029	$281,406
Number of shares repurchased	300	329	918
Average price per share	$359.16	$367.33	$306.66

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of January 31, 2026, the Company had completed the authorized purchases under the February 2022 Stock Plan, and $165.2 million of authorization remained under the May 2023 Stock Plan.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the Act") was signed into law. Under the Act share repurchases after December 31, 2022 are subject to a 1% excise tax. At January 31, 2026, the Company had accrued $1.0 million of excise tax related to its share repurchase program.

10.  Accumulated Other Comprehensive Loss (“AOCL”)

Reclassifications from AOCL

Reclassifications from AOCL are summarized as follows (in thousands):

	Amount
	Reclassified		Affected Line Item in the Statement
	from AOCL		Where Net Income Is
Details about AOCL Components	Fiscal 2025	Fiscal 2024	Presented
Defined benefit pension plan items
Amortization of actuarial losses	$3,716	$8,731	Total before tax (1)
	484	955	Income tax expense
	$3,232	$7,776	Total net of tax
(1)	This item is included in the computation of net periodic benefit costs. See Note 8 for additional information.

Changes in AOCL

Changes in AOCL by component (net of tax) are summarized as follows (in thousands):

	Defined Benefit
	Pension Plan Items
	Fiscal 2025	Fiscal 2024
Beginning balance	$49,851	$87,208

Other comprehensive loss (income) before reclassifications	55	(29,581)
Amounts reclassified from AOCL	(3,232)	(7,776)
Net other comprehensive income	(3,177)	(37,357)

Ending balance	$46,674	$49,851
1.
2.

11.  Earnings per Share

Basic earnings per share has been computed based upon the weighted average of Class A and Class B common shares outstanding. As no stock options or other dilutive securities were outstanding during any of the respective periods, the calculation of basic and dilutive earnings per share are the same.

Earnings per common share has been computed as follows:

	Fiscal 2025		Fiscal 2024		Fiscal 2023
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings available for per-share calculation	$570,187	$570,187	$593,476	$593,476	$738,847	$738,847
Average shares of common stock outstanding	15,655	15,655	16,120	16,120	16,517	16,517
Dilutive effect of stock-based compensation	—	—	—	—	—	—
Total average equivalent shares	15,655	15,655	16,120	16,120	16,517	16,517
Per share of common stock:
Net income	$36.42	$36.42	$36.82	$36.82	$44.73	$44.73

12.  Commitments and Contingencies

At January 31, 2026, the Company is committed to incur costs of approximately $1.1 million to acquire, complete and furnish certain stores and equipment.

At January 31, 2026, letters of credit totaling $25.3 million were issued under the Company’s $800 million revolving credit facility.

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business, are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company’s financial position, cash flows or results of operations.

13.  Leases

The Company leases retail stores, office space and equipment under operating leases. As of January 31, 2026, right-of-use operating lease assets, which are recorded in operating lease assets in the consolidated balance sheets, totaled $36.2 million, and operating lease liabilities, which are recorded in current portion of operating lease liabilities and operating lease liabilities, totaled $35.9 million.

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

There were no finance lease obligations outstanding during fiscal 2025, 2024 and 2023. The following table summarizes the Company’s operating leases:

		Operating Leases
(in thousands of dollars)	Classification - Consolidated Balance Sheets	January 31, 2026	February 1, 2025
Assets
Total lease assets	Operating lease assets	$36,177	$33,562

Liabilities
Current lease liabilities	Current portion of operating lease liabilities	$9,547	$11,411
Noncurrent lease liabilities	Operating lease liabilities	26,341	22,345
Total lease liabilities		$35,888	$33,756

Lease Cost

		Operating Lease Cost (a)
(in thousands of dollars)	Classification - Consolidated Statements of Operations	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net lease cost	Rentals	$19,223	$21,419	$21,569
(a)	Includes short term lease costs of $2.8 million and $3.9 million and variable lease costs, including contingent rent, of $3.0 million and $3.3 million for fiscal 2025 and 2024, respectively.

Maturities of Lease Liabilities

Total
(in thousands of dollars)	Operating
Fiscal Year	Leases
2026	$11,362
2027	10,198
2028	9,020
2029	5,622
2030	925
After 2030	4,175
Total minimum lease payments	41,302
Less amount representing interest	(5,414)
Present value of lease liabilities	$35,888

Lease Term and Discount Rate

	January 31, 2026	February 1, 2025	February 3, 2024
Weighted-average remaining lease term
Operating leases	4.6	4.6	4.6
Weighted-average discount rate
Operating leases	6.1%	6.6%	6.1%

Other Information

(in thousands of dollars)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,948	$14,598	$13,475

Lease assets obtained in exchange for new operating lease liabilities	$14,592	$2,852	$20,477

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

The fair value of the Company’s cash and cash equivalents, restricted cash, if any, and trade accounts receivable approximates their carrying values at January 31, 2026 and February 1, 2025 due to the short-term maturities of these instruments. The Company’s short-term investments are recorded at amortized cost, which is consistent with the Company’s held-to-maturity classification. The fair values of the Company’s long-term debt at both January 31, 2026 and February 1, 2025 were approximately $336 million. The carrying values of the Company’s long-term debt at both January 31, 2026 and February 1, 2025 were approximately $322 million. The fair values of the subordinated debentures at January 31, 2026 and February 1, 2025 were approximately $209 million and $206 million, respectively. The carrying values of the subordinated debentures at both January 31, 2026 and February 1, 2025 were $200 million.

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

During fiscal 2025, 2024 and 2023, no asset impairment and store closing charges were recorded.

15.  Subsequent Events

Credit card litigation settlement

In February 2026, the Company entered into a settlement agreement related to credit card interchange fee litigation.  As a result, the Company received $104.1 million, net of legal expenses, which will be recorded as a pretax gain in the Company’s consolidated financial statements in the first quarter of fiscal 2026. In addition, the Company expects to receive a reduction in interchange rates on certain transactions over the next 10 years.

Merger Proposal

On March 19, 2026, the Company’s Board of Directors approved a proposed merger with W.D. Company, Inc. (“WDC”), a privately held Arkansas corporation organized as a family holding company to own and hold shares of Dillard’s Common Stock primarily for the benefit of the Dillard family. WDC has no business operations and engages in no business activities other than (a) owning, holding, and disposing of certain equity securities, including 41,496 shares of Dillard’s Class A Common Stock and 3,985,776 shares of Dillard’s Class B Common Stock and a de minimis amount of shares of another publicly-traded common stock, and (b) receiving cash dividends from Dillard’s and distributing such dividends directly to WDC’s shareholders.

On March 20, 2026, the Company entered into an agreement and plan of merger with WDC. Upon shareholder approval and consummation of the merger, WDC will merge with and into the Company, with the Company surviving the merger, and the separate corporate existence of WDC will terminate. Each share of WDC common stock issued and outstanding will be automatically cancelled, and in exchange therefor, each WDC shareholder will be entitled to receive such WDC shareholder’s pro rata share of:

●	the cash held by WDC plus the value of other public company common stock owned by WDC; and
●	an amount up to 41,496 shares of Dillard’s Class A Common Stock and up to 3,985,776 shares of Dillard’s Class B Common Stock, excluding, for the avoidance of doubt, any fractional shares.

Each WDC shareholder will be entitled to receive his or her pro rata share of the merger consideration received. The shares of Dillard’s Common Stock held by WDC immediately prior to the merger will automatically become treasury stock of the Company and, immediately thereafter, will be cancelled and returned to the status of authorized but unissued shares available for future reissuance.

Because the merger consideration received consists of a number of shares of Dillard’s Class A Common Stock and Dillard’s Class B Common Stock identical (subject to reduction to avoid the issuance of fractional shares) to the number of shares of Dillard’s Class A Common Stock and Dillard’s Class B Common Stock currently held by WDC, the WDC shareholders, collectively, will have the same or a slightly lower percentage interest in the voting power, liquidation value and aggregate book value of Dillard’s following the consummation of the merger as such shareholders currently hold. Accordingly, there will be no dilution to current shareholders of Dillard’s as a result of the merger.