Form 10-Q
period 2026-05-02
DILLARD'S, INC.
filed 2026-06-05
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of May 30, 2026     11,633,238

CLASS B COMMON STOCK as of May 30, 2026 3,986,233

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	May 2,	January 31,	May 3,
	2026	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,157,662	$861,460	$900,504
Accounts receivable	47,051	39,724	56,935
Short-term investments	259,743	211,497	258,488
Merchandise inventories	1,506,537	1,201,098	1,469,283
Other current assets	76,066	72,792	82,906

Total current assets	3,047,059	2,386,571	2,768,116

Property and equipment (net of accumulated depreciation of $2,920,557, $2,878,784, and $2,815,656, respectively)	884,742	911,806	976,041
Operating lease assets	33,904	36,177	32,453
Deferred income taxes	78,647	77,386	71,275
Other assets	93,401	93,083	59,139

Total assets	$4,137,753	$3,505,023	$3,907,024

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$1,081,388	$772,398	$1,056,686
Current portion of long-term debt	96,000	96,000	—
Current portion of operating lease liabilities	9,364	9,547	10,810
Federal and state income taxes	100,566	24,139	79,279

Total current liabilities	1,287,318	902,084	1,146,775

Long-term debt	225,701	225,674	321,594
Operating lease liabilities	24,288	26,341	21,540
Other liabilities	374,895	371,954	359,230
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,241	1,241	1,241
Additional paid-in capital	975,349	975,349	971,528
Accumulated other comprehensive loss	(45,961)	(46,674)	(49,043)
Retained earnings	6,558,519	6,312,651	6,387,941
Less treasury stock, at cost	(5,463,597)	(5,463,597)	(5,453,782)

Total stockholders’ equity	2,025,551	1,778,970	1,857,885

Total liabilities and stockholders’ equity	$4,137,753	$3,505,023	$3,907,024

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net sales	$1,568,427	$1,528,863
Service charges and other income	20,194	18,108

	1,588,621	1,546,971

Cost of sales	870,368	857,691
Selling, general and administrative expenses	443,980	421,690
Depreciation and amortization	43,278	44,485
Rentals	3,889	4,596
Interest and debt (income) expense, net	(699)	(822)
Other expense	5,003	5,693
Gain on litigation settlement	(104,081)	—
Gain on disposal of assets	(152)	(59)

Income before income taxes and equity in earnings of joint ventures	327,035	213,697
Income taxes	76,780	49,880
Equity in earnings of joint ventures	298	—

Net income	$250,553	$163,817

Earnings per share:
Basic and diluted	$16.04	$10.39

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net income	$250,553	$163,817
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $130 and $121, respectively)	713	808

Comprehensive income	$251,266	$164,625

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended May 2, 2026
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 31, 2026	$1,241	$975,349	$(46,674)	$6,312,651	$(5,463,597)	$1,778,970
Net income	—	—	—	250,553	—	250,553
Other comprehensive income	—	—	713	—	—	713
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(4,685)	—	(4,685)
Balance, May 2, 2026	$1,241	$975,349	$(45,961)	$6,558,519	$(5,463,597)	$2,025,551

	Three Months Ended May 3, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 1, 2025	$1,241	$971,524	$(49,851)	$6,228,048	$(5,354,802)	$1,796,160
Net income	—	—	—	163,817	—	163,817
Other comprehensive income	—	—	808	—	—	808
Issuance of 10 shares under equity plans	—	4	—	—	—	4
Purchase of 275,544 shares of treasury stock (including excise tax)	—	—	—	—	(98,980)	(98,980)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(3,924)	—	(3,924)
Balance, May 3, 2025	$1,241	$971,528	$(49,043)	$6,387,941	$(5,453,782)	$1,857,885

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	May 2,	May 3,
	2026	2025
Operating activities:
Net income	$250,553	$163,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	43,680	44,853
Gain on disposal of assets	(152)	(59)
Accrued interest on short-term investments	(2,197)	(3,237)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,327)	(1,235)
Increase in merchandise inventories	(305,439)	(297,236)
(Increase) decrease in other current assets	(4,086)	10,620
(Increase) decrease in other assets	(589)	1,101
Increase in trade accounts payable and accrued expenses and other liabilities	313,588	263,608
Increase in income taxes	75,947	50,400

Net cash provided by operating activities	363,978	232,632

Investing activities:
Purchase of property and equipment and capitalized software	(17,208)	(16,853)
Proceeds from disposal of assets	165	186
Proceeds from insurance	—	1,521
Purchase of short-term investments	(258,543)	(212,389)
Proceeds from maturities of short-term investments	212,494	282,813

Net cash (used in) provided by investing activities	(63,092)	55,278

Financing activities:
Cash dividends paid	(4,684)	(3,976)
Purchase of treasury stock	—	(98,001)
Issuance cost of line of credit	—	(3,283)

Net cash used in financing activities	(4,684)	(105,260)

Increase in cash and cash equivalents	296,202	182,650
Cash and cash equivalents, beginning of period	861,460	717,854

Cash and cash equivalents, end of period	$1,157,662	$900,504

Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$6,239	$7,558
Stock awards	—	4
Accrued purchases of treasury stock and excise taxes	—	979
Lease assets obtained in exchange for new operating lease liabilities	283	1,784

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 2, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2027 due to, among other factors, the seasonal nature of the business.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 27, 2026.

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

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in the update require that at each interim and annual reporting period an entity (i) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption; (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes.

Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update requires an entity to start capitalizing software costs when specific conditions are met and removes all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this ASU will have on potential future capitalizable software costs.

Note 3. Business Segments

The Company operates in two reportable segments: the operation of retail department stores (“retail operations”) and a general contracting construction company (“construction”).

For the Company’s retail operations segment, the Company determined its operating segments on a store-by-store basis. Each store’s operating performance has been aggregated into one reportable segment for financial reporting purposes because stores are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across all stores, the Company operates one store format under the Dillard’s name where each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its retail operations segment would not provide meaningful additional information.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended
	May 2,	May 3,
	2026	2025
Retail operations segment:
Cosmetics	15%	15%
Ladies’ apparel	23	23
Ladies’ accessories and lingerie	13	12
Juniors’ and children’s apparel	10	11
Men’s apparel and accessories	18	18
Shoes	15	14
Home and furniture	3	3
	97	96
Construction segment	3	4
Total	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended May 2, 2026
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$1,518,165	$54,712	$1,572,877
Elimination of intersegment revenues	-	(4,450)	(4,450)
Net sales from external customers	1,518,165	50,262	1,568,427

Reconciliation of revenue
Service charges and other income	20,175	19	20,194
Total net sales and service charges and other income	1,538,340	50,281	1,588,621

Less: (a)
Cost of sales	823,285	47,083	870,368
Payroll expense (b)	274,512	1,840	276,352
Depreciation and amortization	43,213	65	43,278
Rentals	3,821	68	3,889
Interest and investment income	(10,975)	(220)	(11,195)
Interest and debt expense	10,496	-	10,496
Gain on litigation settlement	(104,081)	-	(104,081)
Other segment items (c)	171,762	717	172,479
Income before income taxes and equity in earnings of joint ventures	$326,307	$728	327,035
Income taxes			76,780
Equity in earnings of joint ventures			298
Net income			$250,553

Gross margin (d)	$694,880	$3,179	$698,059
Gross margin percentage	45.8%	6.3%	44.5%

Total assets	$4,068,981	$68,772	$4,137,753
Capital expenditures	$17,087	$121	$17,208

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●All selling, general and administrative expenses other than payroll expense
●Other expense
●Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

	Three Months Ended May 3, 2025
(in thousands of dollars)	Retail Operations	Construction	Consolidated
Net sales from customers	$1,467,937	$67,290	$1,535,227
Elimination of intersegment revenues	-	(6,364)	(6,364)
Net sales from external customers	1,467,937	60,926	1,528,863

Reconciliation of revenue
Service charges and other income	18,082	26	18,108
Total net sales and service charges and other income	1,486,019	60,952	1,546,971

Less: (a)
Cost of sales	799,672	58,019	857,691
Payroll expense (b)	263,360	1,580	264,940
Depreciation and amortization	44,413	72	44,485
Rentals	4,539	57	4,596
Interest and investment income	(10,950)	(210)	(11,160)
Interest and debt expense	10,338	-	10,338
Gain on litigation settlement	-	-	-
Other segment items (c)	161,789	595	162,384
Income before income taxes and equity in earnings of joint ventures	$212,858	$839	213,697
Income taxes			49,880
Equity in earnings of joint ventures			-
Net income			$163,817

Gross margin (d)	$668,265	$2,907	$671,172
Gross margin percentage	45.5%	4.8%	43.9%

Total assets	$3,828,525	$78,499	$3,907,024
Capital expenditures	$16,820	$33	$16,853

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All selling, general and administrative expenses other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

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

Retail
	May 2,	January 31,	May 3,	February 1,
(in thousands of dollars)	2026	2026	2025	2025
Contract liabilities	$70,654	$78,386	$67,407	$76,667

During the three months ended May 2, 2026 and May 3, 2025, the Company recorded $22.7 million and $22.6 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $78.4 million and $76.7 million at January 31, 2026 and February 1, 2025, respectively.

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

Construction
	May 2,	January 31,	May 3,	February 1,
(in thousands of dollars)	2026	2026	2025	2025
Accounts receivable	$39,953	$30,598	$51,903	$46,646
Costs and estimated earnings in excess of billings on uncompleted contracts	1,617	2,018	2,019	3,913
Billings in excess of costs and estimated earnings on uncompleted contracts	9,490	4,493	10,107	6,983

During the three months ended May 2, 2026 and May 3, 2025, the Company recorded $3.7 million and $6.3 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $4.5 million and $7.0 million at January 31, 2026 and February 1, 2025, respectively.

The remaining performance obligations related to executed construction contracts totaled $176.9 million, $140.8 million and $173.9 million at May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net income	$250,553	$163,817

Weighted average shares of common stock outstanding	15,617	15,773

Basic and diluted earnings per share	$16.04	$10.39

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three months ended May 2, 2026 and May 3, 2025.

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

At May 2, 2026, letters of credit totaling $25.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $2.2 million to the Pension Plan during the three months ended May 2, 2026 and expects to make additional contributions to the Pension Plan of approximately $6.7 million during the remainder of fiscal 2026.

The components of net periodic benefit costs are as follows:

	Three Months Ended
	May 2,	May 3,
(in thousands of dollars)	2026	2025
Components of net periodic benefit costs:
Service cost	$1,532	$1,439
Interest cost	4,160	4,106
Net actuarial loss	843	929
Net periodic benefit costs	$6,535	$6,474

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

No borrowings under the credit agreement were outstanding at May 2, 2026. Letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability under the facility of $774.7 million at May 2, 2026. The Company had no borrowings during the three months ending May 2, 2026.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended
	May 2,	May 3,
	2026	2025
Cost of shares repurchased	$—	$97,997
Number of shares repurchased	—	276
Average price per share	$—	$355.65

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of May 2, 2026, $165.2 million of authorization remained under the May 2023 Stock Plan.

Note 9. Gain on Litigation Settlement

During the three months ended May 2, 2026, the Company received a settlement related to credit card interchange fee litigation of $104.1 million, net of legal expenses, which was recorded in gain on litigation settlement.

Note 10. Income Taxes

During the three months ended May 2, 2026 and May 3, 2025, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at May 2, 2026 due to the short-term maturities of these instruments. The Company’s short-term investments are classified as held-to-maturity and are recorded at amortized cost, which approximated fair value. The fair value of the Company’s long-term debt at May 2, 2026 was approximately $330 million. The carrying value of the Company’s long-term debt, including current portion, at May 2, 2026 was approximately $322 million. The fair value of the Company’s subordinated debentures at May 2, 2026 was approximately $208 million. The carrying value of the Company’s subordinated debentures at May 2, 2026 was $200 million.

Note 12. Subsequent Event

On May 28, 2026, the Company’s shareholders approved an agreement and plan of merger with W.D. Company, Inc. (“WDC”), a privately held Arkansas corporation organized as a family holding company to own and hold shares of Dillard’s Common Stock primarily for the benefit of the Dillard family. WDC had no business operations and engaged in no business activities other than (a) owning, holding, and disposing of certain equity securities, including 41,496 shares of Dillard’s Class A Common Stock and 3,985,776 shares of Dillard’s Class B Common Stock and a de minimis amount of shares of another publicly-traded common stock, and (b) receiving cash dividends from Dillard’s and distributing such dividends directly to WDC’s shareholders.

On June 4, 2026, the merger was consummated and WDC merged with and into the Company, with the Company surviving the merger, and the separate corporate existence of WDC terminated. Each share of WDC common stock issued and outstanding was automatically cancelled, and in exchange therefor, each WDC shareholder received such WDC shareholder’s pro rata share of the merger consideration, which included:

●	the cash held by WDC plus the value of other public company common stock owned by WDC; and

●	41,494 shares of Dillard’s Class A Common Stock and 3,985,758 shares of Dillard’s Class B Common Stock, which had been reduced by fractional shares.

The shares of Dillard’s Common Stock held by WDC immediately prior to the merger automatically became treasury stock of the Company and, immediately thereafter, were cancelled and returned to the status of authorized but unissued shares available for future reissuance.

Because the merger consideration received consisted of a number of shares of Dillard’s Class A Common Stock and Dillard’s Class B Common Stock which had been reduced by fractional shares from the number of shares of Dillard’s Class A Common Stock and Dillard’s Class B Common Stock held by WDC immediately prior to the merger, the WDC shareholders, collectively, had a slightly lower percentage interest in the voting power, liquidation value and aggregate book value of Dillard’s following the consummation of the merger as such shareholders held immediately prior to the merger. Accordingly, there was no dilution to current shareholders of Dillard’s as a result of the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the footnotes thereto included elsewhere in this report, as well as the financial and other information included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

EXECUTIVE OVERVIEW

The Company reported a good start to fiscal 2026, marked by a 3% comparable store sales growth for the first quarter supported by a strong, increased retail gross margin of 45.8% of sales.

For the three months ended May 2, 2026, the Company reported net income of $250.6 million ($16.04 per share) compared to net income of $163.8 million ($10.39 per share) for the three months ended May 3, 2025. Included in net income for the 13 weeks ended May 2, 2026 is a pre-tax gain on litigation settlement, net of legal fees, of $104.1 million ($79.6 million after tax or $5.10 per share) related to the Company’s favorable settlement of a long-standing lawsuit involving credit card interchange fees.

Compared to the prior year first quarter, both total retail sales (which exclude construction sales) and comparable store sales increased 3%. Retail gross margin increased to 45.8% of sales from 45.5% reported in the prior year first quarter. Ending inventory increased 3% at May 2, 2026 compared to May 3, 2025.

Selling, general and administrative expenses for the three months ended May 2, 2026 were $444.0 million (28.3% of sales) compared to $421.7 million (27.6% of sales) for the prior year first quarter. The increase of $22.3 million was largely due to higher payroll and payroll-related expenses.

Net cash provided by operating activities was $364.0 million for the three months ended May 2, 2026 compared to $232.6 million for the prior year first quarter.

As of May 2, 2026, the Company had working capital of $1.760 billion (including cash and cash equivalents of $1.158 billion and short-term investments of $259.7 million) and $521.7 million of total debt outstanding, including one scheduled debt maturity of $96.0 million due July 2026, $225.7 million of long-term debt and $200.0 million of subordinated debentures.

The Company operated 272 Dillard’s stores, including 28 clearance centers, and an internet store as of May 2, 2026.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net sales (in millions)	$1,568.4	$1,528.9
Retail stores sales trend	3%	(2)%
Comparable retail stores sales trend	3%	(1)%
Gross margin (in millions)	$698.1	$671.2
Gross margin as a percentage of net sales	44.5%	43.9%
Retail gross margin as a percentage of retail net sales	45.8%	45.5%
Selling, general and administrative expenses as a percentage of net sales	28.3%	27.6%
Cash flow provided by operations (in millions)	$364.0	$232.6
Total retail store count at end of period	272	272
Retail sales per square foot	$33	$32
Retail store inventory trend	3%	6%
Annualized retail merchandise inventory turnover	2.4	2.3

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

Service charges and other income. Service charges and other income includes income generated through the Company’s long-term private label credit card marketing and servicing alliance with Citibank, N.A. (“Citibank Alliance”). Other income includes rental income, shipping and handling fees and gift card breakage.

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

Gain on litigation settlement. Gain on litigation settlement includes the proceeds received, net of legal expenses, from the settlement of credit card interchange fee litigation.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net sales	100.0%	100.0%
Service charges and other income	1.3	1.2

	101.3	101.2

Cost of sales	55.5	56.1
Selling, general and administrative expenses	28.3	27.6
Depreciation and amortization	2.8	2.9
Rentals	0.2	0.3
Interest and debt (income) expense, net	0.0	(0.1)
Other expense	0.3	0.4
Gain on litigation settlement	(6.6)	0.0
Gain on disposal of assets	0.0	0.0

Income before income taxes and equity in earnings of joint ventures	20.9	14.0
Income taxes	4.9	3.3
Equity in earnings of joint ventures	0.0	0.0

Net income	16.0%	10.7%

Net Sales

	Three Months Ended
	May 2,	May 3,
(in thousands of dollars)	2026	2025	$ Change
Net sales:
Retail operations segment	$1,518,165	$1,467,937	$50,228
Construction segment	50,262	60,926	(10,664)
Total net sales	$1,568,427	$1,528,863	$39,564

The percent change by segment and product category in the Company’s sales for the three months ended May 2, 2026 compared to the three months ended May 3, 2025 as well as the sales percentage by segment and product category to total net sales for the three months ended May 2, 2026 are as follows:

	% Change	% of
	2026 - 2025	Net Sales
Retail operations segment
Cosmetics	0.9%	15%
Ladies’ apparel	1.9	23
Ladies’ accessories and lingerie	6.6	13
Juniors’ and children’s apparel	2.9	10
Men’s apparel and accessories	3.6	18
Shoes	5.1	15
Home and furniture	8.4	3
		97
Construction segment	(17.5)	3
Total		100%

Net sales from the retail operations segment increased $50.2 million, or approximately 3%, and sales in comparable stores increased approximately 3% during the three months ended May 2, 2026 compared to the three months ended May 3, 2025. Sales in home and furniture, ladies’ accessories and lingerie and shoes increased significantly. Sales in men’s apparel and accessories, juniors’ and children’s apparel and ladies’ apparel increased moderately, while sales in cosmetics increased slightly.

The number of sales transactions decreased 3% for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, while the average dollars per sales transaction increased 7%.

We recorded a return asset of $13.4 million and $13.9 million and an allowance for sales returns of $26.6 million and $27.4 million as of May 2, 2026 and May 3, 2025, respectively.

During the three months ended May 2, 2026, net sales from the construction segment decreased $10.7 million, or approximately 18%, compared to the three months ended May 3, 2025 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $176.9 million as of May 2, 2026, increasing approximately 26% from January 31, 2026 and increasing approximately 2% from May 3, 2025. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

Service Charges and Other Income

			Three
	Three Months Ended		Months
	May 2,	May 3,	$ Change
(in thousands of dollars)	2026	2025	2026 - 2025
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance	$9,241	$5,872	$3,369
Shipping and handling income	7,764	8,061	(297)
Other	3,170	4,149	(979)
	20,175	18,082	2,093
Construction segment	19	26	(7)
Total service charges and other income	$20,194	$18,108	$2,086

Service charges and other income includes the income from the Citibank Alliance. Income from the alliance increased $3.4 million for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily from decreases in credit losses.

Gross Margin

	May 2,	May 3,
(in thousands of dollars)	2026	2025	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$694,880	$668,265	$26,615	4.0%
Construction segment	3,179	2,907	272	9.4
Total gross margin	$698,059	$671,172	$26,887	4.0%

	Three Months Ended
	May 2,	May 3,
	2026	2025
Gross margin as a percentage of segment net sales:
Retail operations segment	45.8%	45.5%
Construction segment	6.3	4.8
Total gross margin as a percentage of net sales	44.5	43.9

Gross margin, as a percentage of sales, increased to 44.5% from 43.9% during the three months ended May 2, 2026 compared to the three months ended May 3, 2025.

Gross margin from retail operations, as a percentage of sales, increased to 45.8% from 45.5% during the three months ended May 2, 2026 compared to the three months ended May 3, 2025. Gross margin increased moderately in shoes, while gross margin in ladies’ accessories and lingerie increased slightly. Gross margin decreased slightly in ladies’ apparel, while gross margin in home and furniture decreased moderately. Gross margin was essentially unchanged in all other product categories.

Total inventory increased 3% at May 2, 2026 compared to May 3, 2025. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million for the three months ended May 2, 2026.

Inflation and changing trade restrictions, including tariffs, pose a risk to our operations. The extent to which our business will be affected by these factors depends on our customers’ continuing ability and willingness to accept higher prices and the effectiveness of our ongoing initiatives to manage these fluctuating costs.

Selling, General and Administrative Expenses (“SG&A”)

	May 2,	May 3,
(in thousands of dollars)	2026	2025	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$441,409	$419,515	$21,894	5.2%
Construction segment	2,571	2,175	396	18.2
Total SG&A	$443,980	$421,690	$22,290	5.3%

	Three Months Ended
	May 2,	May 3,
	2026	2025
SG&A as a percentage of segment net sales:
Retail operations segment	29.1%	28.6%
Construction segment	5.1	3.6
Total SG&A as a percentage of net sales	28.3	27.6

SG&A increased to 28.3% of sales during the three months ended May 2, 2026 from 27.6% of sales during the three months ended May 3, 2025, increasing $22.3 million in total dollars. During the three months ended May 2, 2026 and May 3, 2025, payroll and payroll-related expenses were $311.0 million and $297.9 million, respectively, increasing $13.1 million. Inflation continues to be a concern for management, impacting many areas of our operating expenses.

Interest and Debt (Income) Expense, Net

	May 2,	May 3,
(in thousands of dollars)	2026	2025	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(479)	$(612)	$133	(21.7)%
Construction segment	(220)	(210)	(10)	4.8
Total interest and debt (income) expense, net	$(699)	$(822)	$123	(15.0)%

Interest and debt (income) expense, net, includes interest income of $11.2 million for the three months ended May 2, 2026 and May 3, 2025.

Gain on Litigation Settlement

	May 2,	May 3,
(in thousands of dollars)	2026	2025	$ Change
Gain on litigation settlement:
Three months ended
Retail operations segment	$(104,081)	$—	$(104,081)
Construction segment	—	—	—
Total gain on litigation settlement	$(104,081)	$—	$(104,081)

During the three months ended May 2, 2026, the Company received a settlement related to credit card interchange fee litigation of $104.1 million, net of legal expenses, which was recorded in gain on litigation settlement.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.5% and 23.3% for the three months ended May 2, 2026 and May 3, 2025, respectively. During the three months ended May 2, 2026 and May 3, 2025, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2026 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2026 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the three months ended May 2, 2026 and May 3, 2025 follows:

	Three Months Ended
	May 2,	May 3,
(in thousands of dollars)	2026	2025	$ Change
Operating activities	$363,978	$232,632	$131,346
Investing activities	(63,092)	55,278	(118,370)
Financing activities	(4,684)	(105,260)	100,576
Total Increase in Cash and Cash Equivalents	$296,202	$182,650	$113,552

Net cash flows from operations increased $131.3 million during the three months ended May 2, 2026 compared to the three months ended May 3, 2025. This increase was primarily related to proceeds of $104.1 million, net of legal expenses, received from a settlement agreement the Company entered into related to credit card interchange fee litigation.

Citibank, N.A. (“Citi”) establishes, owns and manages Dillard’s private label credit cards, including credit cards co-branded with Mastercard Incorporated (“Mastercard,” collectively the “private label cards”), under the Citibank Alliance, which began in fiscal 2024.  The term of the Citibank Alliance is 10 years with automatic extensions for successive two-year terms unless the agreement is terminated by either party in accordance with the terms and conditions of the agreement.

Under the Citibank Alliance, Citi retains the benefits and risks associated with the ownership of the private label card accounts, provides key customer service functions, including new account openings, transaction authorization, billing adjustments and customer inquiries, receives the finance charge income and incurs the bad debts associated with those accounts.

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $9.2 million and $5.9 million from the Citibank Alliance during the three months ended May 2, 2026 and May 3, 2025, respectively.

Capital expenditures were $17.2 million and $16.9 million for the three months ended May 2, 2026 and May 3, 2025, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the three months ended May 2, 2026, the Company opened a new location at The Mall at Fairfield Commons in Beavercreek, Ohio (160,000 square feet).

We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

During the three months ended May 2, 2026 and May 3, 2025, the Company purchased certain treasury bills for $258.5 million and $212.4 million, respectively, that are classified as short-term investments. During the three months ended May 2, 2026 and May 3, 2025, the Company received proceeds of $212.5 million and $282.8 million, respectively, related to maturities of these short-term investments.

The Company had cash and cash equivalents of $1.158 billion as of May 2, 2026. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In March 2025, the Company amended the credit agreement (the “2025 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the three months ended May 3, 2025, the Company paid $3.3 million in issuance costs related to the 2025 amendment, which were recorded in other assets on the condensed consolidated balance sheet. At May 2, 2026, no borrowings were outstanding, and letters of credit totaling $25.3 million were issued under the credit agreement leaving unutilized availability of $774.7 million.

During the three months ended May 2, 2026, no share repurchases were made under the Company’s stock repurchase plan. During the three months ended May 3, 2025, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $355.65 per share for $98.0 million under the Company’s stock repurchase plan. As of May 2, 2026, $165.2 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the three months ended May 3, 2025, the Company accrued $1.0 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

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

There have been no material changes in the information set forth under the caption “Commercial Commitments” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition

and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026. As of May 2, 2026, there have been no material changes to these critical accounting policies and estimates.

NEW ACCOUNTING STANDARDS

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Accounting Standards, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (a) statements including words such as “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” or the negative or other variations thereof; (b) statements regarding matters that are not historical facts; and (c) statements about the Company’s future occurrences, plans and objectives, including statements regarding management’s expectations and forecasts for the remainder of fiscal 2026 and beyond, statements concerning the opening of new stores or the closing of existing stores, statements concerning sources of liquidity, statements concerning share repurchases, statements concerning pension contributions, statements regarding the impacts of inflation, wages, trade restrictions, including tariffs, and the effectiveness of our ongoing initiatives to manage such costs, statements regarding remaining performance obligations, statements regarding expense management and statements concerning estimated taxes. The Company cautions that forward-looking statements contained in this report are based on estimates, projections, beliefs and assumptions of management and information available to management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Forward-looking statements of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of those factors include (without limitation) general retail industry conditions and macro-economic conditions including inflation, economic recession and changes in traffic at malls and shopping centers; economic and weather conditions for regions in which the Company’s stores are located and the effect of these factors on the buying patterns of the Company’s customers, including the effect of changes in prices and availability of oil and natural gas; the availability of and interest rates on consumer credit; the impact of competitive pressures in the department store industry and other retail channels including specialty, off-price, discount and Internet retailers; changes in the Company’s ability to meet labor needs amid nationwide labor shortages and an intense competition for talent; changes in consumer spending patterns, debt levels and their ability to meet credit obligations; high levels of unemployment; changes in tax legislation; trade disputes and changes in trade policies including the imposition (or threat) of new or increased duties, taxes, tariffs and other charges impacting our products or supply chain; changes in legislation and governmental regulations; adequate and stable availability and pricing of materials, production facilities and labor from which the Company sources its merchandise; changes in operating expenses, including employee wages, commission structures and related benefits; system failures or data security breaches; inability to effectively utilize advancements in technology, including artificial intelligence; possible future acquisitions of store properties from other department store operators; the continued availability of financing in amounts and at the terms necessary to support the Company’s future business; fluctuations in SOFR and other base borrowing rates; potential disruption from terrorist activity and the effect on ongoing consumer confidence; epidemic, pandemic or public health issues and their effects on public health, our supply chain, the health and well-being of our employees and customers and the retail industry in general; potential disruption of international trade and supply chain efficiencies; global conflicts (including the ongoing conflicts in the Middle East and Ukraine) and the possible impact on consumer spending patterns and other economic and demographic changes of similar or dissimilar nature, and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, particularly those set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption “Item 7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 5, 2026, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
February 1, 2026 through February 28, 2026	—	$—	—	$165,215,709
March 1, 2026 through April 4, 2026	—	—	—	165,215,709
April 5, 2026 through May 2, 2026	—	—	—	165,215,709
Total	—	$—	—	$165,215,709

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three months ended May 2, 2026, the Company repurchased no shares under its stock repurchase plan. As of May 2, 2026, $165.2 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(c) During the three months ended May 2, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description
2.1*§	Agreement and Plan of Merger (Exhibit 2.1 to Form 8-K dated as of March 20, 2026, File No. 1-6140).

2.2*	Amendment No. 1 to Agreement and Plan of Merger (Exhibit 2(c) to Form 10-K for the fiscal year ended January 31, 2026, File No. 1-6140).

10.1	Voting and Exchange Agreement, dated effective as of June 4, 2026, by and among Dillard’s Inc. and the shareholders named therein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.3	Certification of Co-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DILLARD’S, INC.
(Registrant)

Date:	June 5, 2026	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer