Form 10-Q
period 2026-08-01
DILLARD'S, INC.
filed 2026-09-04
CIK 28917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK as of August 29, 2026     11,859,528

CLASS B COMMON STOCK as of August 29, 2026 3,759,923

Index

DILLARD’S, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	August 1,	January 31,	August 2,
	2026	2026	2025
Assets
Current assets:
Cash and cash equivalents	$763,077	$861,460	$1,012,011
Accounts receivable	45,414	39,724	52,212
Short-term investments	497,694	211,497	199,812
Merchandise inventories	1,283,251	1,201,098	1,219,765
Federal and state income taxes	11,504	—	—
Other current assets	80,366	72,792	88,280

Total current assets	2,681,306	2,386,571	2,572,080

Property and equipment (net of accumulated depreciation of $2,963,958, $2,878,784, and $2,847,558, respectively)	863,680	911,806	955,092
Operating lease assets	31,385	36,177	29,531
Deferred income taxes	79,854	77,386	67,714
Other assets	93,649	93,083	60,056

Total assets	$3,749,874	$3,505,023	$3,684,473

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable and accrued expenses	$794,691	$772,398	$761,226
Current portion of long-term debt	80,000	96,000	96,000
Current portion of operating lease liabilities	9,101	9,547	10,474
Federal and state income taxes	—	24,139	91,012

Total current liabilities	883,792	902,084	958,712

Long-term debt	145,727	225,674	225,621
Operating lease liabilities	22,007	26,341	19,035
Other liabilities	377,669	371,954	361,993
Subordinated debentures	200,000	200,000	200,000
Commitments and contingencies
Stockholders’ equity:
Common stock	1,241	1,241	1,241
Additional paid-in capital	976,760	975,349	972,855
Accumulated other comprehensive loss	(45,247)	(46,674)	(48,235)
Retained earnings	6,651,520	6,312,651	6,456,873
Less treasury stock, at cost	(5,463,595)	(5,463,597)	(5,463,622)

Total stockholders’ equity	2,120,679	1,778,970	1,919,112

Total liabilities and stockholders’ equity	$3,749,874	$3,505,023	$3,684,473

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	$1,507,562	$1,513,830	$3,075,989	$3,042,693
Service charges and other income	22,872	22,173	43,066	40,281

	1,530,434	1,536,003	3,119,055	3,082,974

Cost of sales	909,348	959,306	1,779,716	1,816,997
Selling, general and administrative expenses	443,637	434,165	887,617	855,855
Depreciation and amortization	44,361	44,659	87,639	89,144
Rentals	3,818	4,551	7,707	9,147
Interest and debt (income) expense, net	(2,775)	(1,457)	(3,474)	(2,279)
Other expense	5,003	5,035	10,006	10,728
Gain on litigation settlement	—	—	(104,081)	—
Gain on disposal of assets	(97)	(4,841)	(249)	(4,900)

Income before income taxes and equity in earnings of joint ventures	127,139	94,585	454,174	308,282
Income taxes	29,760	21,750	106,540	71,630
Equity in earnings of joint ventures	308	—	606	—

Net income	$97,687	$72,835	$348,240	$236,652

Earnings per share:
Basic and diluted	$6.25	$4.66	$22.30	$15.08

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net income	$97,687	$72,835	$348,240	$236,652
Other comprehensive income (loss):
Amortization of retirement plan and other retiree benefit adjustments (net of tax of $129, $121, $259 and $242, respectively)	714	808	1,427	1,616

Comprehensive income	$98,401	$73,643	$349,667	$238,268

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended August 1, 2026
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, May 2, 2026	$1,241	$975,349	$(45,961)	$6,558,519	$(5,463,597)	$2,025,551
Net income	—	—	—	97,687	—	97,687
Other comprehensive income	—	—	714	—	—	714
Issuance of 2,400 shares under equity plans	—	1,423	—	—	—	1,423
Cancellation of 20 shares of treasury stock (see Note 12)	—	(12)	—	—	2	(10)
Cash dividends declared:
Common stock, $0.30 per share	—	—	—	(4,686)	—	(4,686)
Balance, August 1, 2026	$1,241	$976,760	$(45,247)	$6,651,520	$(5,463,595)	$2,120,679

	Three Months Ended August 2, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, May 3, 2025	$1,241	$971,528	$(49,043)	$6,387,941	$(5,453,782)	$1,857,885
Net income	—	—	—	72,835	—	72,835
Other comprehensive income	—	—	808	—	—	808
Issuance of 3,200 shares under equity plans	—	1,327	—	—	—	1,327
Purchase of 24,469 shares of treasury stock (including excise tax)	—	—	—	—	(9,840)	(9,840)
Cash dividends declared:
Common stock, $0.25 per share	—	—	—	(3,903)	—	(3,903)
Balance, August 2, 2025	$1,241	$972,855	$(48,235)	$6,456,873	$(5,463,622)	$1,919,112

	Six Months Ended August 1, 2026
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, January 31, 2026	$1,241	$975,349	$(46,674)	$6,312,651	$(5,463,597)	$1,778,970
Net income	—	—	—	348,240	—	348,240
Other comprehensive income	—	—	1,427	—	—	1,427
Issuance of 2,400 shares under equity plans	—	1,423	—	—	—	1,423
Cancellation of 20 shares of treasury stock (see Note 12)	—	(12)	—	—	2	(10)
Cash dividends declared:
Common stock, $0.60 per share	—	—	—	(9,371)	—	(9,371)
Balance, August 1, 2026	$1,241	$976,760	$(45,247)	$6,651,520	$(5,463,595)	$2,120,679

	Six Months Ended August 2, 2025
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
Balance, February 1, 2025	$1,241	$971,524	$(49,851)	$6,228,048	$(5,354,802)	$1,796,160
Net income	—	—	—	236,652	—	236,652
Other comprehensive income	—	—	1,616	—	—	1,616
Issuance of 3,210 shares under equity plans	—	1,331	—	—	—	1,331
Purchase of 300,013 shares of treasury stock (including excise tax)	—	—	—	—	(108,820)	(108,820)
Cash dividends declared:
Common stock, $0.50 per share	—	—	—	(7,827)	—	(7,827)
Balance, August 2, 2025	$1,241	$972,855	$(48,235)	$6,456,873	$(5,463,622)	$1,919,112

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	August 1,	August 2,
	2026	2025
Operating activities:
Net income	$348,240	$236,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and other deferred costs	88,440	89,889
Gain on disposal of assets	(249)	(4,900)
Accrued interest on short-term investments	(5,592)	(5,610)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,690)	3,488
Increase in merchandise inventories	(82,153)	(47,718)
(Increase) decrease in other current assets	(10,305)	7,434
(Increase) decrease in other assets	(736)	1,114
Increase (decrease) in trade accounts payable and accrued expenses and other liabilities	25,421	(24,522)
(Decrease) increase in income taxes	(30,576)	63,566

Net cash provided by operating activities	326,800	319,393

Investing activities:
Purchase of property and equipment and capitalized software	(39,483)	(43,527)
Proceeds from disposal of assets	274	6,029
Proceeds from insurance	—	1,521
Purchase of short-term investments	(641,510)	(273,497)
Proceeds from maturities of short-term investments	360,905	404,970
Investments related to joint ventures	—	(1,750)

Net cash (used in) provided by investing activities	(319,814)	93,746

Financing activities:
Principal payments on long-term debt	(96,000)	—
Cash dividends paid	(9,369)	(7,900)
Purchase of treasury stock	—	(107,756)
Issuance cost of line of credit	—	(3,326)

Net cash used in financing activities	(105,369)	(118,982)

(Decrease) increase in cash and cash equivalents	(98,383)	294,157
Cash and cash equivalents, beginning of period	861,460	717,854

Cash and cash equivalents, end of period	$763,077	$1,012,011

Non-cash transactions of investing and financing activities:
Accrued capital expenditures	$7,749	$5,083
Stock awards	1,411	1,331
Accrued purchases of treasury stock and excise taxes	—	1,064
Lease assets obtained in exchange for new operating lease liabilities	283	1,784

See notes to condensed consolidated financial statements.

DILLARD’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Dillard’s, Inc. (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 1, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2027 due to, among other factors, the seasonal nature of the business.

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

The following table summarizes the percentage of net sales by segment and major product line:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Retail operations segment:
Cosmetics	15%	15%	15%	15%
Ladies’ apparel	21	22	22	22
Ladies’ accessories and lingerie	16	15	15	14
Juniors’ and children’s apparel	8	8	9	9
Men’s apparel and accessories	20	20	19	19
Shoes	14	13	14	14
Home and furniture	3	3	3	3
	97	96	97	96
Construction segment	3	4	3	4
Total	100%	100%	100%	100%

The following tables summarize certain segment information, including the reconciliation of those items to the Company’s consolidated operations:

	Three Months Ended August 1, 2026			Three Months Ended August 2, 2025
(in thousands of dollars)	Retail Operations	Construction	Consolidated	Retail Operations	Construction	Consolidated
Net sales from customers	$1,455,011	$56,051	$1,511,062	$1,446,843	$74,073	$1,520,916
Elimination of intersegment revenues	-	(3,500)	(3,500)	-	(7,086)	(7,086)
Net sales from external customers	1,455,011	52,551	1,507,562	1,446,843	66,987	1,513,830

Reconciliation of revenue
Service charges and other income	22,827	45	22,872	22,140	33	22,173
Total net sales and service charges and other income	1,477,838	52,596	1,530,434	1,468,983	67,020	1,536,003

Less: (a)
Cost of sales	859,430	49,918	909,348	895,918	63,388	959,306
Payroll expense (b)	278,525	1,712	280,237	268,311	1,857	270,168
Depreciation and amortization	44,295	66	44,361	44,577	82	44,659
Rentals	3,751	67	3,818	4,496	55	4,551
Interest and investment income	(12,654)	(111)	(12,765)	(11,298)	(233)	(11,531)
Interest and debt expense	9,990	-	9,990	10,074	-	10,074
Gain on litigation settlement	-	-	-	-	-	-
Other segment items (c)	167,477	829	168,306	163,647	544	164,191
Income before income taxes and equity in earnings of joint ventures	$127,024	$115	127,139	$93,258	$1,327	94,585
Income taxes			29,760			21,750
Equity in earnings of joint ventures			308			-
Net income			$97,687			$72,835

Gross margin (d)	$595,581	$2,633	$598,214	$550,925	$3,599	$554,524
Gross margin percentage	40.9%	5.0%	39.7%	38.1%	5.4%	36.6%

Total assets	$3,693,404	$56,470	$3,749,874	$3,608,508	$75,965	$3,684,473
Capital expenditures	$22,261	$14	$22,275	$26,641	$33	$26,674

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●All selling, general and administrative expenses other than payroll expense
●Other expense
●Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

	Six Months Ended August 1, 2026			Six Months Ended August 2, 2025
(in thousands of dollars)	Retail Operations	Construction	Consolidated	Retail Operations	Construction	Consolidated
Net sales from customers	$2,973,176	$110,763	$3,083,939	$2,914,780	$141,362	$3,056,142
Elimination of intersegment revenues	-	(7,950)	(7,950)	-	(13,449)	(13,449)
Net sales from external customers	2,973,176	102,813	3,075,989	2,914,780	127,913	3,042,693

Reconciliation of revenue
Service charges and other income	43,002	64	43,066	40,222	59	40,281
Total net sales and service charges and other income	3,016,178	102,877	3,119,055	2,955,002	127,972	3,082,974

Less: (a)
Cost of sales	1,682,715	97,001	1,779,716	1,695,590	121,407	1,816,997
Payroll expense (b)	553,037	3,552	556,589	531,672	3,436	535,108
Depreciation and amortization	87,508	131	87,639	88,990	154	89,144
Rentals	7,572	135	7,707	9,035	112	9,147
Interest and investment income	(23,629)	(331)	(23,960)	(22,248)	(443)	(22,691)
Interest and debt expense	20,486	-	20,486	20,412	-	20,412
Gain on litigation settlement	(104,081)	-	(104,081)	-	-	-
Other segment items (c)	339,239	1,546	340,785	325,435	1,140	326,575
Income before income taxes and equity in earnings of joint ventures	$453,331	$843	454,174	$306,116	$2,166	308,282
Income taxes			106,540			71,630
Equity in earnings of joint ventures			606			-
Net income			$348,240			$236,652

Gross margin (d)	$1,290,461	$5,812	$1,296,273	$1,219,190	$6,506	$1,225,696
Gross margin percentage	43.4%	5.7%	42.1%	41.8%	5.1%	40.3%

Total assets	$3,693,404	$56,470	$3,749,874	$3,608,508	$75,965	$3,684,473
Capital expenditures	$39,348	$135	$39,483	$43,461	$66	$43,527

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)	Payroll expense does not include amounts capitalized on the balance sheet or included within other expense categories.
(c)	Other segment items for each reportable segment includes:
●	All selling, general and administrative expenses other than payroll expense
●	Other expense
●	Gain on disposal of assets
(d)	The calculation of gross margin is net sales from external customers less cost of sales.

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

Retail
	August 1,	January 31,	August 2,	February 1,
(in thousands of dollars)	2026	2026	2025	2025
Contract liabilities	$68,113	$78,386	$64,740	$76,667

During the six months ended August 1, 2026 and August 2, 2025, the Company recorded $32.9 million and $32.7 million, respectively, in revenue that was previously included in the retail operations contract liability balances of $78.4 million and $76.7 million at January 31, 2026 and February 1, 2025, respectively.

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

Construction
	August 1,	January 31,	August 2,	February 1,
(in thousands of dollars)	2026	2026	2025	2025
Accounts receivable	$37,845	$30,598	$45,130	$46,646
Costs and estimated earnings in excess of billings on uncompleted contracts	2,432	2,018	1,713	3,913
Billings in excess of costs and estimated earnings on uncompleted contracts	10,473	4,493	10,753	6,983

During the six months ended August 1, 2026 and August 2, 2025, the Company recorded $4.5 million and $6.6 million, respectively, in revenue that was previously included in billings in excess of costs and estimated earnings on uncompleted contracts of $4.5 million and $7.0 million at January 31, 2026 and February 1, 2025, respectively.

The remaining performance obligations related to executed construction contracts totaled $152.1 million, $140.8 million and $129.5 million at August 1, 2026, January 31, 2026 and August 2, 2025, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net income	$97,687	$72,835	$348,240	$236,652

Weighted average shares of common stock outstanding	15,619	15,622	15,618	15,698

Basic and diluted earnings per share	$6.25	$4.66	$22.30	$15.08

The Company maintains a capital structure in which common stock is the only equity security issued and outstanding, and there were no shares of preferred stock, stock options, other dilutive securities or potentially dilutive securities issued or outstanding during the three and six months ended August 1, 2026 and August 2, 2025.

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

At August 1, 2026, letters of credit totaling $23.3 million were issued under the Company’s revolving credit facility. See Note 7, Revolving Credit Agreement, for additional information.

Note 6. Benefit Plans

The Company has an unfunded, nonqualified defined benefit plan (“Pension Plan”) for its officers. The Pension Plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using an actuarial cost method to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company contributed $2.1 million and $4.3 million to the Pension Plan during the three and six months ended August 1, 2026 and expects to make additional contributions to the Pension Plan of approximately $4.6 million during the remainder of fiscal 2026.

The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands of dollars)	2026	2025	2026	2025
Components of net periodic benefit costs:
Service cost	$1,531	$1,439	$3,063	$2,878
Interest cost	4,158	4,106	8,318	8,212
Net actuarial loss	844	928	1,687	1,857
Net periodic benefit costs	$6,533	$6,473	$13,068	$12,947

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

No borrowings under the credit agreement were outstanding at August 1, 2026. Letters of credit totaling $23.3 million were issued under the credit agreement leaving unutilized availability under the facility of $776.7 million at August 1, 2026. The Company had no borrowings during the three months ended August 1, 2026.

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

The following is a summary of share repurchase activity for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Cost of shares repurchased	$—	$9,755	$—	$107,752
Number of shares repurchased	—	24	—	300
Average price per share	$—	$398.67	$—	$359.16

All repurchases of the Company’s Class A Common Stock above were made at the market price at the trade date, and all amounts paid to reacquire these shares were allocated to treasury stock. As of August 1, 2026, $165.2 million of authorization remained under the May 2023 Stock Plan.

Note 9. Gain on Litigation Settlement

During the six months ended August 1, 2026, the Company received a settlement related to credit card interchange fee litigation of $104.1 million, net of legal expenses, which was recorded in gain on litigation settlement.

Note 10. Income Taxes

During the three and six months ended August 1, 2026 and August 2, 2025, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

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

The fair value of the Company’s cash and cash equivalents and trade accounts receivable approximates their carrying values at August 1, 2026 due to the short-term maturities of these instruments. The Company’s short-term investments are classified as held-to-maturity and are recorded at amortized cost, which approximated fair value. The fair value of the Company’s long-term debt at August 1, 2026 was approximately $234 million. The carrying value of the Company’s long-term debt, including current portion, at August 1, 2026 was approximately $226 million. The fair value of the Company’s subordinated debentures at August 1, 2026 was approximately $211 million. The carrying value of the Company’s subordinated debentures at August 1, 2026 was $200 million.

Note 12. WDC Merger

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

On June 4, 2026, the merger was consummated and WDC merged with and into the Company, with the Company surviving the merger, and the separate corporate existence of WDC terminated. Each share of WDC common stock issued and outstanding was automatically canceled, and in exchange therefor, each WDC shareholder received such WDC shareholder’s pro rata share of the merger consideration, which included:

●	$85,652.51 in cash, representing (i) the cash held by WDC as of the closing date of the merger, (ii) cash in lieu of fractional shares (including 2 shares of the Company’s Class A Common Stock and 18 shares of the Company’s Class B Common Stock at an average price of $590.00 per share) plus (iii) the value of other public company common stock owned by WDC; and

●	41,494 shares of Dillard’s Class A Common Stock and 3,985,758 shares of Dillard’s Class B Common Stock.

The shares of Dillard’s Common Stock held by WDC immediately prior to the merger automatically became treasury stock of the Company and, immediately thereafter, were canceled and returned to the status of authorized but unissued shares available for future reissuance.

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

EXECUTIVE OVERVIEW

Retail sales increased 1.0% for the second quarter of 2026 compared to the prior year period, reflecting a somewhat resilient customer. Net income increased for the quarter, primarily driven by higher retail gross margin of 40.9%, which benefited from tariff refunds received during the period, and growth in retail sales.

For the second quarter of 2026, the Company reported net income of $97.7 million ($6.25 per share) compared to net income of $72.8 million ($4.66 per share) for the second quarter of 2025. Net income for the second quarter of 2026 includes $37.2 million ($28.4 million after tax, or $1.82 per share) in refunds of International Emergency Economic Powers Act (IEEPA) tariffs. Prior year second quarter net income includes a pretax gain of $4.8 million ($3.7 million after tax or $0.24 per share) primarily related to the sale of three properties.

Compared to the prior year second quarter, both total retail sales (which exclude construction sales) and comparable store sales increased 1%.

Retail gross margin increased to 40.9% of sales from 38.1% of sales reported in the prior year second quarter. Retail gross margin was positively impacted (260 basis points of sales) by the aforementioned $37.2 million IEEPA tariff refunds. Ending inventory increased 5% at August 1, 2026 compared to August 2, 2025.

Selling, general and administrative expenses for the three months ended August 1, 2026 were $443.6 million (29.4% of sales) compared to $434.2 million (28.7% of sales) for the prior year second quarter. The increase of $9.4 million was primarily due to higher payroll and payroll-related expenses.

Net cash provided by operating activities was $326.8 million for the six months ended August 1, 2026 compared to $319.4 million for the six months ended August 2, 2025.

As of August 1, 2026, the Company had working capital of $1.798 billion (including cash and cash equivalents of $763.1 million and short-term investments of $497.7 million) and $425.7 million of total debt outstanding, including one scheduled debt maturity of $80.0 million due May 2027, $145.7 million of long-term debt and $200.0 million of subordinated debentures. The Company paid a scheduled debt maturity of $96 million during the second quarter of 2026.

The Company operated 272 Dillard’s stores, including 28 clearance centers, and an internet store as of August 1, 2026.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate our business, including the following:

	Three Months Ended
	August 1,	August 2,
	2026	2025
Net sales (in millions)	$1,507.6	$1,513.8
Retail stores sales trend	1%	1%
Comparable retail stores sales trend	1%	1%
Gross margin (in millions)	$598.2	$554.5
Gross margin as a percentage of net sales	39.7%	36.6%
Retail gross margin as a percentage of retail net sales	40.9%	38.1%
Selling, general and administrative expenses as a percentage of net sales	29.4%	28.7%
Cash flow provided by operations (in millions)*	$326.8	$319.4
Total retail store count at end of period	272	272
Retail sales per square foot	$32	$32
Retail store inventory trend	5%	2%
Annualized retail merchandise inventory turnover	2.3	2.5

* Cash flow from operations is for the six months ended August 1, 2026 and August 2, 2025.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of net sales for the periods indicated (percentages may not foot due to rounding):

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Service charges and other income	1.5	1.5	1.4	1.3

	101.5	101.5	101.4	101.3

Cost of sales	60.3	63.4	57.9	59.7
Selling, general and administrative expenses	29.4	28.7	28.9	28.1
Depreciation and amortization	2.9	3.0	2.8	2.9
Rentals	0.3	0.3	0.3	0.3
Interest and debt (income) expense, net	(0.2)	(0.1)	(0.1)	(0.1)
Other expense	0.3	0.3	0.3	0.4
Gain on litigation settlement	0.0	0.0	(3.4)	0.0
Gain on disposal of assets	0.0	(0.3)	0.0	(0.2)

Income before income taxes and equity in earnings of joint ventures	8.4	6.2	14.8	10.1
Income taxes	2.0	1.4	3.5	2.4
Equity in earnings of joint ventures	0.0	0.0	0.0	0.0

Net income	6.5%	4.8%	11.3%	7.8%

Net Sales

	Three Months Ended
	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change
Net sales:
Retail operations segment	$1,455,011	$1,446,843	$8,168
Construction segment	52,551	66,987	(14,436)
Total net sales	$1,507,562	$1,513,830	$(6,268)

The percent change by segment and product category in the Company’s sales for the three months ended August 1, 2026 compared to the three months ended August 2, 2025 as well as the sales percentage by segment and product category to total net sales for the three months ended August 1, 2026 are as follows:

	% Change	% of
	2026 - 2025	Net Sales
Retail operations segment
Cosmetics	0.3%	15%
Ladies’ apparel	(3.2)	21
Ladies’ accessories and lingerie	7.8	16
Juniors’ and children’s apparel	(4.0)	8
Men’s apparel and accessories	0.6	20
Shoes	1.2	14
Home and furniture	3.8	3
		97
Construction segment	(21.6)	3
Total		100%

Net sales from the retail operations segment increased $8.2 million, or approximately 1%, and sales in comparable stores increased approximately 1% during the three months ended August 1, 2026 compared to the three months ended August 2, 2025. Sales in ladies’ accessories and lingerie increased significantly. Sales in home and furniture increased moderately, while sales in men’s apparel and accessories and shoes increased slightly. Sales in cosmetics remained flat, while sales in juniors’ and children’s apparel and ladies’ apparel decreased moderately.

The number of sales transactions decreased 6% for the three months ended August 1, 2026 compared to the three months ended August 2, 2025, while the average dollars per sales transaction increased 7%.

We recorded a return asset of $11.2 million and $11.0 million and an allowance for sales returns of $19.4 million and $18.8 million as of August 1, 2026 and August 2, 2025, respectively.

During the three months ended August 1, 2026, net sales from the construction segment decreased $14.4 million, or approximately 22%, compared to the three months ended August 2, 2025 due to a decrease in construction activity. The remaining performance obligations related to executed construction contracts totaled $152.1 million as of August 1, 2026, increasing approximately 8% from January 31, 2026 and increasing approximately 17% from August 2, 2025. We expect these remaining performance obligations to be satisfied over the next nine to eighteen months.

	Six Months Ended
	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change
Net sales:
Retail operations segment	$2,973,176	$2,914,780	$58,396
Construction segment	102,813	127,913	(25,100)
Total net sales	$3,075,989	$3,042,693	$33,296

The percent change by segment and product category in the Company’s sales for the six months ended August 1, 2026 compared to the six months ended August 2, 2025 as well as the sales percentage by segment and product category to total net sales for the six months ended August 1, 2026 are as follows:

	% Change	% of
	2026 - 2025	Net Sales
Retail operations segment
Cosmetics	0.6%	15%
Ladies’ apparel	(0.6)	22
Ladies’ accessories and lingerie	7.2	15
Juniors’ and children’s apparel	(0.1)	9
Men’s apparel and accessories	2.0	19
Shoes	3.2	14
Home and furniture	6.0	3
		97
Construction segment	(19.6)	3
Total		100%

Net sales from the retail operations segment increased $58.4 million, or approximately 2%, and sales in comparable stores increased approximately 2% during the six months ended August 1, 2026 compared to the six months ended August 2, 2025. Sales in ladies’ accessories and lingerie and home and furniture increased significantly. Sales in men’s apparel and accessories and shoes increased moderately, while sales in cosmetics increased slightly. Sales in juniors’ and children’s apparel remained flat, while sales in ladies’ apparel decreased slightly.

The number of sales transactions decreased 5% for the six months ended August 1, 2026 compared to the six months ended August 2, 2025, while the average dollars per sales transaction increased 7%.

Storewide sales penetration of exclusive brand merchandise for the six months ended August 1, 2026 and August 2, 2025 was 22.3% and 23.4%, respectively.

During the six months ended August 1, 2026, net sales from the construction segment decreased $25.1 million, or approximately 20%, compared to the six months ended August 2, 2025 due to a decrease in construction activity.

Service Charges and Other Income

					Three	Six
	Three Months Ended		Six Months Ended		Months	Months
	August 1,	August 2,	August 1,	August 2,	$ Change	$ Change
(in thousands of dollars)	2026	2025	2026	2025	2026 - 2025	2026 - 2025
Service charges and other income:
Retail operations segment
Income from the Citibank Alliance	$11,821	$11,298	$21,063	$17,170	$523	$3,893
Shipping and handling income	7,945	8,265	15,710	16,326	(320)	(616)
Other	3,061	2,577	6,229	6,726	484	(497)
	22,827	22,140	43,002	40,222	687	2,780
Construction segment	45	33	64	59	12	5
Total service charges and other income	$22,872	$22,173	$43,066	$40,281	$699	$2,785

Service charges and other income includes the income from the Citibank Alliance. Income from the alliance increased $3.9 million for the six months ended August 1, 2026 compared to the six months ended August 2, 2025 primarily from decreases in credit losses.

Gross Margin

	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change	% Change
Gross margin:
Three months ended
Retail operations segment	$595,581	$550,925	$44,656	8.1%
Construction segment	2,633	3,599	(966)	(26.8)
Total gross margin	$598,214	$554,524	$43,690	7.9%

Six months ended
Retail operations segment	$1,290,461	$1,219,190	$71,271	5.8%
Construction segment	5,812	6,506	(694)	(10.7)
Total gross margin	$1,296,273	$1,225,696	$70,577	5.8%

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Gross margin as a percentage of segment net sales:
Retail operations segment	40.9%	38.1%	43.4%	41.8%
Construction segment	5.0	5.4	5.7	5.1
Total gross margin as a percentage of net sales	39.7	36.6	42.1	40.3

Gross margin, as a percentage of sales, increased to 39.7% from 36.6% during the three months ended August 1, 2026 compared to the three months ended August 2, 2025.

Gross margin from retail operations, as a percentage of sales, increased to 40.9% from 38.1% during the three months ended August 1, 2026 compared to the three months ended August 2, 2025. Gross margin from retail operations was positively impacted (260 basis points of sales) by $37.2 million in refunds of IEEPA tariffs. Compared to the prior year second quarter and without regard to the aforementioned IEEPA tariff refunds, gross margin during the three months ended August 1, 2026 (a) increased moderately in ladies’ apparel, (b) increased slightly in cosmetics and home and furniture, (c) was essentially unchanged in juniors’ and children’s apparel, (d) decreased slightly in men’s apparel and accessories and shoes and (e) decreased moderately in ladies’ accessories and lingerie.

Gross margin, as a percentage of sales, increased to 42.1% from 40.3% during the six months ended August 1, 2026 compared to the six months ended August 2, 2025.

Gross margin from retail operations, as a percentage of sales, increased to 43.4% from 41.8% during the six months ended August 1, 2026 compared to the six months ended August 2, 2025. Gross margin from retail operations was positively impacted (120 basis points of sales) by the aforementioned $37.2 million in refunds of IEEPA tariffs. Compared to the six months ended August 2, 2025 and without regard to the aforementioned IEEPA tariff refunds, gross margin during the six months ended August 1, 2026 (a) increased moderately in ladies’ apparel, (b) increased slightly in shoes and (c) was essentially unchanged in all other product categories.

Total inventory increased 5% at August 1, 2026 compared to August 2, 2025. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $2 million and $3 million for the three and six months ended August 1, 2026, respectively.

Inflation and changing trade restrictions, including tariffs, pose a risk to our operations. The extent to which our business will be affected by these factors depends on our customers’ continuing ability and willingness to accept higher prices and the effectiveness of our ongoing initiatives to manage these fluctuating costs.

Selling, General and Administrative Expenses (“SG&A”)

	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change	% Change
SG&A:
Three months ended
Retail operations segment	$441,093	$431,751	$9,342	2.2%
Construction segment	2,544	2,414	130	5.4
Total SG&A	$443,637	$434,165	$9,472	2.2%

Six months ended
Retail operations segment	$882,502	$851,266	$31,236	3.7%
Construction segment	5,115	4,589	526	11.5
Total SG&A	$887,617	$855,855	$31,762	3.7%

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
SG&A as a percentage of segment net sales:
Retail operations segment	30.3%	29.8%	29.7%	29.2%
Construction segment	4.8	3.6	5.0	3.6
Total SG&A as a percentage of net sales	29.4	28.7	28.9	28.1

SG&A increased to 29.4% of sales during the three months ended August 1, 2026 from 28.7% of sales during the three months ended August 2, 2025, increasing $9.5 million in total dollars. During the three months ended August 1, 2026 and August 2, 2025, payroll and payroll-related expenses were $313.9 million and $303.5 million, respectively, increasing $10.4 million.

SG&A increased to 28.9% of sales during the six months ended August 1, 2026 from 28.1% of sales during the six months ended August 2, 2025, increasing $31.8 million in total dollars. During the six months ended August 1, 2026 and August 2, 2025, payroll and payroll-related expenses were $624.8 million and $601.4 million, respectively, increasing $23.4 million.

Inflation continues to be a concern for management, impacting many areas of our operating expenses.

Interest and Debt (Income) Expense, Net

	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change	% Change
Interest and debt (income) expense, net:
Three months ended
Retail operations segment	$(2,664)	$(1,224)	$(1,440)	117.6%
Construction segment	(111)	(233)	122	(52.4)
Total interest and debt (income) expense, net	$(2,775)	$(1,457)	$(1,318)	90.5%

Six months ended
Retail operations segment	$(3,143)	$(1,836)	$(1,307)	71.2%
Construction segment	(331)	(443)	112	(25.3)
Total interest and debt (income) expense, net	$(3,474)	$(2,279)	$(1,195)	52.4%

Interest and debt (income) expense, net, includes interest income of $12.8 million and $11.5 million for the three months ended August 1, 2026 and August 2, 2025, respectively. Interest income was $24.0 million and $22.7 million for the six months ended August 1, 2026 and August 2, 2025, respectively.

Gain on Litigation Settlement

	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change
Gain on litigation settlement:
Six months ended
Retail operations segment	$(104,081)	$—	$(104,081)
Construction segment	—	—	—
Total gain on litigation settlement	$(104,081)	$—	$(104,081)

During the six months ended August 1, 2026, the Company received a settlement related to credit card interchange fee litigation of $104.1 million, net of legal expenses, which was recorded in gain on litigation settlement.

Gain on Disposal of Assets

	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change
Gain on disposal of assets:
Three months ended
Retail operations segment	$(94)	$(4,828)	$4,734
Construction segment	(3)	(13)	10
Total gain on disposal of assets	$(97)	$(4,841)	$4,744

Six months ended
Retail operations segment	$(232)	$(4,887)	$4,655
Construction segment	(17)	(13)	(4)
Total gain on disposal of assets	$(249)	$(4,900)	$4,651

During the three months ended August 2, 2025, the Company received proceeds of $6.0 million primarily from the sale of three properties, resulting in a gain of $4.8 million that was recorded in gain on disposal of assets.

Income Taxes

The Company’s estimated federal and state effective income tax rate was approximately 23.4% and 23.0% for the three months ended August 1, 2026 and August 2, 2025, respectively. The Company’s estimated federal and state effective income tax rate was approximately 23.4% and 23.2% for the six months ended August 1, 2026 and August 2, 2025, respectively. During the three and six months ended August 1, 2026 and August 2, 2025, income tax expense differed from what would be computed using the statutory federal income tax rate primarily due to the effects of state and local income taxes.

The Company expects the fiscal 2026 federal and state effective income tax rate to approximate 23%. This rate may change if results of operations for fiscal 2026 differ from management’s current expectations. Changes in the Company’s assumptions and judgments can materially affect amounts recognized in the condensed consolidated financial statements.

FINANCIAL CONDITION

A summary of net cash flows for the six months ended August 1, 2026 and August 2, 2025 follows:

	Six Months Ended
	August 1,	August 2,
(in thousands of dollars)	2026	2025	$ Change
Operating activities	$326,800	$319,393	$7,407
Investing activities	(319,814)	93,746	(413,560)
Financing activities	(105,369)	(118,982)	13,613
Total (Decrease) Increase in Cash and Cash Equivalents	$(98,383)	$294,157	$(392,540)

Net cash flows from operations increased $7.4 million during the six months ended August 1, 2026 compared to the six months ended August 2, 2025. This increase was primarily related to (a) proceeds of $104.1 million, net of legal expenses, received from a settlement agreement the Company entered into related to credit card interchange fee litigation and (b) IEEPA tariff refunds of approximately $37 million. These increases of operating cash were mostly offset by (a) increases in tax payments primarily due to the prior year Internal Revenue Service’s tax deadline postponement for taxpayers who resided or had a business in the disaster area declared by the Federal Emergency Management Agency for severe weather events that began on April 2, 2025 in the state of Arkansas as well as (b) increases in inventories.

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

Pursuant to the Citibank Alliance, we receive on-going cash compensation from Citi based upon the portfolio’s earnings. The compensation received from the portfolio is determined monthly and has no recourse provisions. The Company recognized income of $21.1 million and $17.2 million from the Citibank Alliance during the six months ended August 1, 2026 and August 2, 2025, respectively.

Capital expenditures were $39.5 million and $43.5 million for the six months ended August 1, 2026 and August 2, 2025, respectively. The capital expenditures were primarily related to equipment purchases, the continued construction of new stores and the remodeling of existing stores. During the six months ended August 1, 2026, the Company opened a new location at The Mall at Fairfield Commons in Beavercreek, Ohio (160,000 square feet).

We remain committed to closing stores where appropriate and may incur future closing costs related to such stores when they close.

During the six months ended August 2, 2025, the Company received proceeds of $6.0 million primarily from the sale of three properties, resulting in a gain of $4.9 million that was recorded in gain on disposal of assets.

During the six months ended August 1, 2026 and August 2, 2025, the Company purchased certain treasury bills for $641.5 million and $273.5 million, respectively, that are classified as short-term investments. During the six months ended August 1, 2026 and August 2, 2025, the Company received proceeds of $360.9 million and $405.0 million, respectively, related to maturities of these short-term investments.

During the six months ended August 1, 2026, the Company decreased its net level of outstanding debt by $96.0 million related to the maturity of unsecured notes bearing interest at 7.750%.

During the six months ended August 1, 2026, no share repurchases were made under the Company’s stock repurchase plan. During the six months ended August 2, 2025, the Company repurchased 0.3 million shares of Class A Common Stock at an average price of $359.16 per share for $107.8 million under the Company’s stock repurchase plan. As of August 1, 2026, $165.2 million of authorization remained under the Company’s open stock repurchase plan. The ultimate disposition of the repurchased stock has not been determined. See Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the six months ended August 2, 2025, the Company accrued $1.1 million of excise tax related to its share repurchase program as an additional cost of treasury shares.

The Company had cash and cash equivalents of $763.1 million as of August 1, 2026. The Company maintains a credit facility (“credit agreement”) for general corporate purposes including, among other uses, working capital financing, the issuance of letters of credit, capital expenditures and, subject to certain restrictions, the repayment of existing indebtedness and share repurchases. The credit agreement is secured by certain deposit accounts of the Company and certain inventory of certain subsidiaries and provides a borrowing capacity of $800 million, subject to certain limitations as outlined in the credit agreement, with a $200 million expansion option.

In March 2025, the Company amended the credit agreement (the “2025 amendment”). See Note 7, Revolving Credit Agreement, in the “Notes to Condensed Consolidated Financial Statements,” in Part I, Item 1 hereof for additional information. During the six months ended August 2, 2025, the Company paid $3.3 million in issuance costs related to the 2025 amendment, which were recorded in other assets on the condensed consolidated balance sheet. At August 1, 2026, no borrowings were outstanding, and letters of credit totaling $23.3 million were issued under the credit agreement leaving unutilized availability of $776.7 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Since future events and their effects cannot be determined with absolute certainty, actual results could differ from those estimates. For further information on our critical accounting policies and estimates, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026. As of August 1, 2026, there have been no material changes to these critical accounting policies and estimates.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. This may include litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 4, 2026, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information set forth under the caption “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

During the three months ended August 1, 2026, the Company issued 184,442 shares of Class A Common Stock in exchange for 184,442 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation. The transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

The following table summarizes the stock conversions by transaction date:

Transaction Date	Class A Common Stock Issued	Class B Common Stock Tendered
June 5, 2026	3,899	(3,899)
June 15, 2026	36,216	(36,216)
June 17, 2026	5,848	(5,848)
June 22, 2026	5,848	(5,848)
June 24, 2026	127,432	(127,432)
July 23, 2026	5,199	(5,199)
Total	184,442	(184,442)

Subsequent to the quarter ended August 1, 2026, on August 19, 2026, the Company issued an additional 41,850 shares of Class A Common Stock in exchange for 41,850 shares of Class B Common Stock tendered for conversion pursuant to the Certificate of Incorporation. The transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

(c)	Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of Shares	(d) Approximate Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
May 3, 2026 through May 30, 2026	—	$—	—	$165,215,709
May 31, 2026 through July 4, 2026	—	—	—	165,215,709
July 5, 2026 through August 1, 2026	—	—	—	165,215,709
Total	—	$—	—	$165,215,709

In May 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500 million of its Class A Common Stock under an open-ended plan (“May 2023 Stock Plan”). During the three and six months ended August 1, 2026, the Company repurchased no shares under its stock repurchase plan. As of August 1, 2026, $165.2 million of authorization remained under the May 2023 Stock Plan.

Reference is made to the discussion in Note 8, Stock Repurchase Programs, in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 5. Other Information.

(a) The information set forth under Part II, Item 2(a), Unregistered Shares of Equity Securities, is incorporated by reference herein.

(c) During the three months ended August 1, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Number	Description
2.1*§

Agreement and Plan of Merger, dated as of March 20, 2026, by and among Dillard’s, Inc., W.D. Company, Inc., and Alex Dillard, solely in his capacity as the Shareholder Representative (Exhibit 2.1 to Form 8-K dated as of March 20, 2026, File No. 1-6140).

2.2*

Amendment No. 1 to Agreement and Plan of Merger, dated as of March 25, 2026, by and between Dillard’s Inc. and W.D. Company, Inc. (Exhibit 2(c) to Form 10-K for the fiscal year ended January 31, 2026, File No. 1-6140).

10.1*

Voting and Exchange Agreement, dated effective as of June 4, 2026, by and among Dillard’s Inc. and the shareholders named therein (Exhibit 10.1 to Form 10-Q for the quarter ended May 2, 2026, File No. 1-6140).

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

DILLARD’S, INC.
(Registrant)

Date:	September 4, 2026	/s/ Phillip R. Watts
Phillip R. Watts
Senior Vice President, Co-Principal Financial Officer and Principal Accounting Officer

/s/ Chris B. Johnson
Chris B. Johnson
Senior Vice President and Co-Principal Financial Officer